Form 10-Q
period 2001-12-31
ADVISORY BOARD CO
filed 2002-02-13
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

Commission File Number: 000-

THE ADVISORY BOARD COMPANY
 (Exact name of registrant as specified in its charter)

Delaware	52-1468699
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

600 New Hampshire Avenue, NW
Washington, D.C. 20037
(202) 672-5600
 (Address and phone number of principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

As of February 11, 2001, we had outstanding 12,149,735 shares of Common Stock, par value $0.01 per share, and had outstanding no shares of Preferred Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

THE ADVISORY BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2001	March 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,011	$20,853
Membership fees receivable, net	21,982	11,830
Prepaid expenses and other current assets	883	1,895
Deferred income taxes, net	2,445	377
Deferred incentive compensation	2,490	1,203
Receivable from affiliates, net	49	1,889

Total current assets	38,860	38,047
Property and equipment, net	4,476	5,353
Deferred income taxes, net	—	609

Total assets	$43,336	$44,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Deferred revenues	$52,640	$39,270
Accounts payable and accrued liabilities	4,664	2,699
Accrued incentive compensation	4,441	2,471
Special compensation arrangements	690	400

Total current liabilities	62,435	44,840
Long-term liabilities:
Special compensation arrangements	400	700

Total liabilities	62,835	45,540

Stockholders’ deficit:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Class A Voting Common Stock, par value $0.01; 20,000 shares authorized, 16,840 and zero shares issued and outstanding as of March 31 and December 31, 2001, respectively	—	—
Class B Nonvoting Common Stock, par value $0.01; 29,980,000 shares authorized, 13,960,360 and zero shares issued and outstanding as of March 31 and December 31, 2001, respectively	—	140
Common Stock, par value $0.01; 90,000,000 shares authorized, zero and 12,149,735 shares issued and outstanding as of March 31 and December 31, 2001, respectively	121	—
Additional paid-in capital	(20,877)	10,817
Deferred compensation	(533)	(700)
Accumulated earnings (deficit)	1,790	(11,788)

Total stockholders’ deficit	(19,499)	(1,531)

Total liabilities and stockholders’ deficit	$43,336	$44,009

The accompanying notes are an integral part of these condensed balance sheets.

THE ADVISORY BOARD COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenues	$20,709	$15,733	$58,921	$46,225

Costs and expenses:
Cost of services (excluding special compensation arrangements expense of $181, $488, $464 and $1,463)	9,445	8,942	27,536	24,082
Member relations and marketing (excluding special compensation arrangements expense of zero, $185, zero and $568)	4,356	3,285	11,831	8,893
General and administrative (excluding special compensation arrangements expense of $3, $82, $837 and $246)	2,637	2,527	7,931	7,036
Depreciation and loss on disposal of fixed assets	473	413	1,537	1,066
Special compensation arrangements	184	755	1,301	2,277
Affiliate company charge	—	1,143	2,676	3,290

Income (loss) from operations	3,614	(1,332)	6,109	(419)
Interest income	52	110	372	365

Income (loss) before benefit (provision) for income taxes	3,666	(1,222)	6,481	(54)
Benefit (provision) for income taxes	1,030	112	750	(16)

Net income (loss)	$4,696	$(1,110)	$7,231	$(70)

Earnings (loss) per share:
Historical net income (loss) per share – basic	$0.35	$(0.08)	$0.51	$(0.01)
Basic weighted average number of shares outstanding	13,482	13,977	14,270	13,977
Historical net income (loss) per share – diluted	$0.28	$(0.08)	$0.45	$(0.01)
Diluted weighted average number of shares outstanding	16,790	13,977	15,929	13,977

Pro forma statements of operations data (unaudited):
Pro forma net income (loss) before (provision) benefit for income taxes	$3,666	$(1,222)	$6,481	$(54)
Pro forma income tax (provision) benefit	(1,558)	519	(2,754)	23

Pro forma net income (loss)	$2,108	$(703)	$3,727	$(31)

Pro forma net income (loss) per share – basic	$0.16	$(0.05)	$0.26	$—
Pro forma net income (loss) per share – diluted	$0.13	$(0.05)	$0.23	$—
Pro forma diluted weighted average number of shares outstanding	16,790	13,977	15,929	13,977

The accompanying notes are an integral part of these condensed financial statements.

THE ADVISORY BOARD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$7,231	$(70)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities –
Depreciation	1,463	1,066
Loss on disposal of fixed assets	74	—
Special compensation arrangements	157	2,277
Deferred income taxes	(1,326)	(309)
Changes in operating assets and liabilities:
Membership fees receivable	(10,152)	(10,740)
Prepaid expenses and other current assets	(226)	224
Deferred incentive compensation	(1,287)	(451)
Payable to/receivable from affiliates	(6,528)	(5,535)
Deferred revenues	13,370	9,466
Accounts payable and accrued liabilities	1,965	442
Accrued incentive compensation	1,970	297

Net cash provided by (used in) operations	6,711	(3,333)

Cash flows from investing activities:
Purchases of property and equipment	(660)	(2,976)
Sale of marketable securities	—	1,877

Net cash flows used in investing activities	(660)	(1,099)

Cash flows from financing activities:
Contributions from stockholder	—	10,000
Distributions to stockholders	(12,971)	(3)
Payment of offering and other costs	(2,922)	—

Net cash (used in) provided by financing activities	(15,893)	9,997

Net (decrease) increase in cash and cash equivalents	(9,842)	5,565
Cash and cash equivalents, beginning of period	20,853	5,433

Cash and cash equivalents, end of period	$11,011	$10,998

Supplemental disclosure of cash flow information:
Noncash distributions to stockholders	$13,027	$—

Cash paid during the period for –
Income taxes	$270	$11

The accompanying notes are an integral part of these condensed financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     Business description and basis of presentation

     The Advisory Board Company (the Company) provides best practices research and analysis to the health care industry, focusing on business strategy, operations and general management issues. Best practices research and analysis identifies, analyzes and describes specific management initiatives, processes and strategies that produce the best results in solving common business problems or challenges. The Company provides members with its best practices research and analysis through discrete annual programs. Each program charges a fixed annual fee and provides members with best practices research reports, executive education and other supporting research services.

     The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed unaudited financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form S-1 filed with the SEC in November 2001.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of March 31, 2001, has been derived from the financial statements that have been audited by the Company’s independent public accountants. The results of operations for the three and nine months ended December 31, 2001, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2002, or any other period within the Company’s fiscal year 2002.

2.     Stock split and reincorporation

     On October 26, 2001, the Company effected a 16.84-for-1 stock split of its Class A voting shares and Class B nonvoting shares. All share and per share amounts have been retroactively adjusted to give effect to this action.

     To change its state of incorporation, the Company was merged into a newly formed Delaware corporation in August 2001. The new corporation is authorized to issue 125,000,000 shares of stock consisting of:

•	20,000 shares of Class A Voting Common Stock, par value $0.01 per share;

•	29,980,000 shares of Class B Nonvoting Common Stock, par value $0.01 per share;

•	90,000,000 shares of Common Stock, par value $0.01 per share; and

•	5,000,000 shares of Preferred Stock, par value $0.01 per share.

     No effect was given to this reincorporation for accounting purposes.

3.     Initial public offering of Common Stock

     In November 2001, the Company’s principal stockholder sold 5,750,000 shares of the Company’s Common Stock in an initial public offering (the IPO). The Company did not directly receive any proceeds from the sale of Common Stock pursuant to the IPO.

4.     Summary of significant accounting policies

Use of estimates

     The preparation of the unaudited condensed financial statements in conformity with principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

     Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by the Company’s pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is generally 12 months. Fees are generally billable, and revenue recognition begins, when an agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. The Company’s policy is to record the full amount of program agreement fees receivable and related deferred revenue when an agreement is signed by the member.

Deferred incentive compensation

     Direct incentive compensation related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.

Pro forma statements of operations data

     Upon completion of the IPO, the Company’s tax status changed from an S corporation to a C corporation. The Company is now subject to federal and state income taxes at prevailing corporate rates. The impact of this change resulted in a benefit for income taxes of $1.6 million during the three months ended December 31, 2001. Pro forma net income (loss) and pro forma net income (loss) per share are based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 42.5%. Pro forma diluted weighted average shares outstanding incorporate the pro forma tax rate in the treasury stock method.

Unaudited earnings (loss) per share

     Basic earnings (loss) per share is computed by dividing net income (loss) by the number of basic weighted average common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the number of diluted weighted average common shares outstanding during the period. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. For the three- and nine-month periods ended December 31, 2000, common share equivalents are anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Basic weighted average common shares outstanding	13,482	13,977	14,270	13,977
Weighted average common share equivalents outstanding	3,308	—	1,659	—

Diluted weighted average common shares outstanding	16,790	13,977	15,929	13,977

Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There was no difference between net income (loss) and comprehensive income (loss) for the three- and nine-month periods ended December 31, 2001 and 2000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of future regulation and the effects of future competition.

     Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. You should not put undue reliance on any forward-looking statements.

     You should understand that many important factors, including our dependence on the health care industry, our membership-based business model, economic and other conditions in the markets in which we operate, and government regulations, could cause our results to differ materially from those expressed in forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

     We provide best practices research and analysis to the health care industry, focusing on business strategy, operations and general management issues. Best practices research and analysis identifies, analyzes and describes specific management initiatives, processes and strategies that produce the best results in solving common business problems or challenges. We provide members with our best practices research and analysis through discrete annual programs. Each program charges a fixed annual fee and provides members with best practices reports, executive education and other supporting services.

     Our revenues grew 27.5% in the first nine months of fiscal 2002 over the first nine months of fiscal 2001, and grew 31.6% in the three months ended December 31, 2001 over the three months ended December 31, 2000. We have increased our contract value 24.3% at December 31, 2001 over December 31, 2000. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

     Memberships in ten of our programs, including the two programs introduced most recently, are renewable at the end of their one-year membership contracts. Our remaining programs, all of which were introduced in fiscal 2001, provide best practices installation support. These 12-month program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore individually not renewable.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses and depreciation. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions.

     As a private company, we entered into the following arrangements which have been or will be discontinued in the near future.

•	We entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to option holders in the absence of a prior public market for our stock. We do not anticipate entering into new special compensation arrangements in the future, although we have incurred charges of $1.3 million during the first nine months of fiscal 2002, and will incur charges of approximately $0.2 million in the three months ended March 31, 2002, and approximately $0.3 million in fiscal 2003 with respect to arrangements entered into prior to our initial public offering.

•	We paid affiliate company charges to DGB Enterprises, Inc., a corporation created in 1997 by one of our principal stockholders to manage his various business interests, for strategic direction and oversight. As of October 1, 2001, our newly constituted board of directors began providing this strategic direction and oversight and, consequently, we no longer pay the affiliate company charge.

     Prior to our initial public offering, we were treated as an S corporation for federal income tax purposes. As an S corporation, our taxable income or losses flowed through to, and were reportable by, our stockholders. Accordingly, we made no provision for federal income taxes in our financial statements during the time we were an S corporation. In conjunction with our initial public offering, our S corporation status terminated and we became subject to federal income taxes at prevailing corporate rates. The impact of this change resulted in a benefit for income taxes of $1.6 million during the three months ended December 31, 2001.

Results of operations

     The following table shows statement of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	45.6	56.8	46.7	52.1
Member relations and marketing	21.0	20.9	20.1	19.2
General and administrative	12.7	16.1	13.5	15.2
Depreciation and loss on disposal of fixes assets	2.3	2.6	2.6	2.3
Special compensation arrangements	0.9	4.8	2.2	4.9
Affiliate company charge	—	7.3	4.5	7.2

Income (loss) from operations	17.5	(8.5)	10.4	(0.9)
Interest income	0.2	0.7	0.6	0.8

Income (loss) before benefit (provision) for income taxes	17.7	(7.8)	11.0	(0.1)
Benefit (provision) for income taxes	5.0	0.7	1.3	(0.1)

Net income (loss)	22.7%	(7.1)%	12.3%	(0.2)%

Three months and nine months ended December 31, 2001 and December 31, 2000

     Revenues. Total revenues increased 31.6% to $20.7 million for the three months ended December 31, 2001, from $15.7 million for the three months ended December 31, 2000. Total revenues increased 27.5% to $58.9 million for the nine months ended December 31, 2001, from $46.2 million for the nine months ended December 31, 2000. The increase in revenues is primarily due to the cross-selling of existing programs, the introduction of new programs and, to a lesser degree, price increases on existing programs and additions of new member institutions. Our contract value increased 24.3% from $65.9 million at December 31, 2000 to $81.9 million at December 31, 2001.

     Cost of services. Cost of services increased 5.6% to $9.4 million, for the three months ended December 31, 2001, from $8.9 million for the three months ended December 31, 2000. Cost of services increased 14.3% to $27.5 million for the nine months ended December 31, 2001, from $24.1 million for the nine months ended December 31, 2000. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of new programs. Cost of services as a percentage of revenues decreased to 45.6% for the three months ended December 31, 2001, from 56.8% for the three months ended December 31, 2000, and to 46.7% for the nine months ended December 31, 2001, from 52.1% for the nine months ended December 31, 2000. Because we offer a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low.

     Member relations and marketing. Member relations and marketing costs increased 32.6% to $4.4 million, or 21.0% of revenues for the three months ended December 31, 2001, from $3.3 million, or 20.9% of revenues for the three months ended December 31, 2000. Member relations and marketing costs increased 33.0% to $11.8 million, or 20.1% of revenues for the nine months ended December 31, 2001, from $8.9 million, or 19.2% of revenues for the nine months ended December 31, 2000. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs associated with the introduction of new memberships, as well as an increase in member relations personnel and related costs to serve the larger membership base.

     General and administrative. General and administrative expenses increased 4.4% to $2.6 million, or 12.7% of revenues for the three months ended December 31, 2001, from $2.5 million, or 16.1% of revenues for the three months ended December 31, 2000. General and administrative expenses increased 12.7% to $7.9 million, or 13.5% of revenues for the nine months ended December 31, 2001, from $7.0 million, or 15.2% of revenues for the nine months ended December 31, 2000. The decrease in general and administrative expenses as a percentage of revenues reflects the leveraging of resources over our larger revenue base.

     Depreciation. Depreciation expense increased 14.5% to $473,000 for the three months ended December 31, 2001, from $413,000 for the three months ended December 31, 2000. Depreciation expense increased 44.2% to $1.5 million for the nine months ended December 31, 2001, from $1.1 million for the nine months ended December 31, 2000. The increase in depreciation expense was principally due to the additional investment in computer hardware and software to support organizational growth.

     Special compensation arrangements. Special compensation arrangements expense represents certain equity-based compensation arrangements we entered into with key employees prior to our initial public offering. We recognized special compensation arrangements expense of $184,000 and $755,000 in the three months ended December 31, 2001 and 2000, respectively, and $1.3 million and $2.3 million in the nine months ended December 31, 2001 and 2000, respectively. We will incur charges of approximately $0.2 million in the three months ended March 31, 2002 and approximately $0.3 million in fiscal 2003 with respect to special compensation arrangements. We anticipate that we will not enter into any new special compensation arrangements.

     Affiliate company charge. The affiliate company charge was eliminated as of October 1, 2001. Accordingly, we did not recognize an affiliate company charge in the three months ended December 31, 2001, compared to $1.1 million in the three months ended December 31, 2000 and $2.7 million and $3.3 million in the nine months ended December 31, 2001 and 2000, respectively.

     Benefit (provision) for income taxes. We recorded a benefit for income taxes of $1.0 million and $750,000 for the three- and nine-month periods ended December 31, 2001, respectively. We recorded a benefit for income taxes of $112,000 in the three months ended December 31, 2000 and a provision for income taxes of $16,000 for the nine months ended December 31, 2000. The benefit recorded in the three- and nine-month periods ended December 31, 2001 includes a $1.6 million increase in the value of our net deferred tax asset upon our conversion from an S corporation to a C corporation for federal income tax reporting purposes.

Liquidity and capital resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis, excluding cash payments for special compensation arrangements and the funding of affiliate activities. We generated net cash flows from operating activities of $6.7 million for the nine months ended December 31, 2001, and used $3.3 million of cash for operating activities for the nine months ended December 31, 2000. Cash payments for special compensation arrangements are not expected to materially affect future operating cash flows, and as of October 1, 2001, we no longer pay an affiliate company charge.

     Cash flows from investing activities. We used cash in investing activities of $660,000 for capital expenditures during the nine months ended December 31, 2001. Net cash used in investing activities during the nine months ended December 31, 2000, was $1.1 million, consisting of $3.0 million of capital expenditures, offset by $1.9 million in proceeds from the sale of marketable securities.

     Cash flows from financing activities. We distributed $15.9 million to our pre-IPO stockholders in the nine months ended December 31, 2001, comprised of $13.0 million of cash and an additional $2.9 million of offering and other costs we paid in conjunction with our initial public offering. For the nine months ended December 31, 2000, we received approximately $10.0 million of cash contributions from our principal stockholder.

     We have entered into a $10 million unsecured revolving credit agreement that may be used for working capital purposes. The credit agreement imposes certain restrictions on us, including restrictions on our ability to grant liens, incur indebtedness, enter into leases, dispose of certain assets and engage in certain other activities. In addition, the credit agreement requires us to maintain certain financial ratios. There have been no borrowings under the credit agreement, and the agreement expires in August 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

     As of December 31, 2001, we had no investments in marketable securities. Our portfolio of cash equivalents is highly liquid and therefore does not expose us to material interest rate risk.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.	Change in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities and Use of Proceeds

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.1 – BB&T Loan Agreement, dated November 9, 2001, by and between Branch Banking and Trust Company and The Advisory Board Company

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on February 13, 2002.

THE ADVISORY BOARD COMPANY

By:	/s/ David L. Felsenthal David L. Felsenthal Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer