Form 10-K
period 2002-03-31
ADVISORY BOARD CO
filed 2002-05-10
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-

THE ADVISORY BOARD COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1468699 (I.R.S. Employer Identification Number)
600 New Hampshire Avenue, N.W. Washington, D.C. 20037 (Address of principal executive offices)	20037 (Zip Code)

202-672-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Based upon the closing price of the registrant’s common stock as of May 7, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant is $169,389,980*.

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2002, The Advisory Board Company had outstanding 12,149,735 shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10 through 13 of this Form 10-K.

*	Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

      We have made forward-looking statements in this Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

      Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we distribute this Form 10-K.

      You should understand that many important factors could cause our results to differ materially from those expressed in these forward-looking statements. Among the factors that could cause our future results to differ from those reflected in forward-looking statements are the risks discussed in this Form 10-K under the heading “Business-Risk Factors.”

PART I

Item 1.     Business.

Overview

      We provide best practices research and analysis to more than 2,100 hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device companies in the United States, focusing on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. For a fixed annual fee, members of each program have access to an integrated set of services such as best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools. Our member renewal rate for each of the last three years equaled or exceeded 85%, reflecting our members’ recognition of the value they derive from participating in our programs.

      In October 1997, we spun-off The Corporate Executive Board Company, a division that provided best practices research and analysis focusing on corporate strategy, operations and general management issues for non-health care companies. The Corporate Executive Board Company completed an initial public offering in February 1999 and we adopted a growth strategy for our health care business. Since April 2000, we have increased the total number of programs we offer from six to 15, and more than doubled the size of our sales force. In November 2001, we completed an initial public offering when our founder sold 5,750,000 shares of his common stock. We received no proceeds from this offering. For the fiscal year ended March 31, 2002, our revenues grew 27.1% from the prior year and we reported income from operations of $10.9 million, with pro forma earnings per diluted share of $0.41.

      Our membership-based model, in which members actively participate in our research and analysis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data and strategic plans and enables us to provide detailed best practices analyses on current industry issues. Each of our 15 programs targets the issues of a specific executive constituency or business function. We sell substantially all of our program memberships as one-year agreements.

      Each of our programs offers a standardized set of services, allowing us to spread our largely fixed program cost structure across our membership base of participating companies. This economic model enables us to increase our revenues and operating margin as we expand the membership base of our programs and, we believe, permits members to learn about industry best practices at a fraction of the cost of a customized analysis performed by a major consulting firm.

      Our membership includes the most prestigious and progressive health care institutions in the United States. As of March 31, 2002, 15 of the top 16 hospitals as ranked by U.S. News and World Report were members, including The Cleveland Clinic, Duke University Medical Center, Johns Hopkins Hospital, Massachusetts General Hospital, New York-Presbyterian Hospital and the UCLA Medical Center. Our membership also includes leading pharmaceutical and biotech companies, health care insurers and medical device companies, such as Genentech, Johnson & Johnson, Medtronic, Merck and WellPoint Health Networks. Within these organizations, we serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over 3,900 chief executive and chief operating officers and 40,000 senior executives, clinical leaders, department heads and product-line managers.

Our Target Market—The Health Care Industry

      According to U.S. Department of Commerce statistics, the health care industry is one of the largest and fastest-growing vertical segments of the U.S. economy. The Health Care Financing Administration estimates that spending in the United States for health care services was $1.2 trillion in 1999 and projects spending will grow at a 7.3% annual rate through 2010.

      Health care companies rely on professional information services firms to help them develop strategies and improve operations to remain competitive in the dynamic industry environment. Health care is an important vertical market within the $114 billion consulting and $54 billion corporate training and development segments of the overall professional information services industry. The market for health care professional information services includes spending on all forms of consulting, benchmarking data, education and training, and market research services.

      We believe that the following characteristics of the health care industry make it especially suited for our business model of delivering professional information services regarding best practices on a standardized basis:

•	Common Industry-Wide Issues. Health care companies of all sizes face many of the same complex strategic, operational and management issues, including increasing revenues, reducing costs, overcoming labor shortages, managing clinical innovation, improving productivity, reengineering business processes, increasing clinical quality and complying with new government regulations. Because the delivery of health care services is based upon very complex, interrelated processes that involve many types of health care companies, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

•	Fragmented Industry. Our target market within the health care industry consists of over 4,000 current or potential members. This target market includes many health care providers that deliver health care services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

•	Willingness to Share Best Practices. We believe that health care companies have a relatively high propensity to share best practices. Many companies are non-profit organizations or compete in a limited geographic market and do not consider companies outside their market to be their competitors. In addition, the health care industry has a long tradition of disseminating information as part of ongoing medical research and education activities.

•	Limited Financial Resources. A cooperative membership model that provides access to best practices on a shared-cost basis appeals to many cost-conscious health care companies that otherwise lack the financial resources to commission a customized study to address their critical issues.

Business Strategy

      To capitalize on the favorable trends and characteristics of the health care industry, we will continue to develop and operate membership-based best practices programs that research and analyze the critical issues facing the health care industry and distribute our findings to our members in a standardized manner.

Capitalize on Membership-Based Business Model

      Our membership-based business model is key to our success. Our membership model enables us to target issues of relevance to a broad audience of health care companies and to draw on their experience to identify solutions. At the same time, our fixed fee economic model promotes frequent use of our programs and services by our members.

Focus on Best Practices Research for the Health Care Industry

      We focus on researching the best practices within the health care industry, which we believe is especially suited for our business model. Our focus on health care has enabled us to develop a membership that includes the most progressive and highly regarded health care institutions where many industry issues are first identified and where many of the best practices originate. We believe that health care companies will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, cross-industry basis and that our reputation and success to date has uniquely positioned us as a leading source for identifying, evaluating and communicating these evolving solutions.

Leverage Our Intellectual Capital and Relationships by Providing Best Practices Installation Support

      We are able to efficiently leverage research and relationships from our renewable programs to develop new programs offering best practices installation support, thereby generating additional revenues for a low incremental cost. Our research programs produce the best practices that we use to create new management tools and executive education modules. These tools are packaged and delivered as 12-month memberships for separate annual fees. Our research programs also provide a natural platform to identify member organizations seeking support in adopting the best practices profiled in our research to improve their own performance.

Scale Our Economic Model

      Our economic model enables us to add new members to all of our programs for a low incremental cost per member, thereby growing our revenues and improving our operating margin as we increase the membership base of our programs. A significant portion of every program’s cost structure for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in a program. By targeting topics that will be of interest to a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of potential members.

Continue Research and Analysis Excellence

      The quality of our research and analysis is a critical component of our success. Experienced program research directors are responsible for assuring that our research methodology is applied to all studies and that research quality is maintained across all programs. We are highly selective in our hiring, recruiting only the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

Deliver Superior Value Proposition

      We believe that our programs offer a compelling price-value proposition to participating members. Our standardized programs and scalable economic model allow us to provide access to best practices from leading institutions at a fraction of the cost any major consulting firm would charge to perform a comparable customized analysis. Members use our best practices research to improve the effectiveness of their organizations, often resulting in increased productivity and reduced operating costs. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve by successfully implementing one or more of the dozens of best practices they receive as members of a particular program. Our member renewal rate for each of the last three years equaled or exceeded 85%, reflecting our members’ recognition of the value they derived from participating in our programs.

Growth Strategy

      Our growth strategy is to leverage our extensive membership, deep knowledge base of best practices and proven business formula to increase revenues and profitability.

Cross-Sell Additional Programs to Existing Members

      Since April 2000, we have increased the number of programs we offer from six to 15, thereby significantly increasing our cross-sell opportunity. We actively cross-sell additional programs to our 2,100 members using a variety of tactics, including sales force visits, presentations at member meetings and announcements in our research publications and website.

Develop New Programs

      We will continue developing new programs to cross-sell to existing members and to attract new member institutions. We actively manage a pipeline of new program concepts and rigorously evaluate and prioritize all target opportunities using well-defined new program development criteria. We involve industry thought-

leaders from progressive and well-known companies as advisors early on in our four-month new program development process and typically convert a high percentage of our advisors into paying members prior to launching the program. We plan to launch three to four new programs per year for the next three years, which we expect will include research and installation support programs.

Expand Focus on Health Care Operations

      Having largely provided research on strategic issues prior to fiscal 2001, we began creating programs focused on our members’ operational issues such as managing their workforce, increasing hospital throughput, lowering costs and reducing clinical utilization. Health systems are under continual pressure to improve operations to lower costs and improve quality of care. The delivery of health care services is an inherently complex process spanning many departments within a health system, significantly increasing the number of executive constituencies and business functions we can target with new programs. We believe that a large portion of the money spent by health systems on external consulting, training and management support services goes towards solving operational problems. Health care providers face many of the same operational issues, creating a new and significant opportunity for our standardized best practices research, analysis and installation support. Since April 2000, we have increased the number of programs targeting operational issues from two to seven, and we expect that the majority of our new programs introduced during the next three years will focus on operational issues.

Target Additional Sectors of the Health Care Industry

      In 1992 we launched our Health Care Industry Strategy program to educate pharmaceutical, biotech, health insurance and medical device companies on the major issues and challenges facing their largest customer segment, health care provider organizations. We plan to leverage the Health Care Industry Strategy program and the relationships we have developed with senior executives at leading pharmaceutical, biotech, health insurance and medical device companies to drive deeper and develop additional programs focused directly on the issues of these additional sectors of the health care industry. We will target opportunities within these sectors that allow us to apply our business formula of launching programs that are largely fixed-cost in nature and offer a highly standardized solution.

Our Membership

      We believe that our membership brings together the broadest and deepest group of health care organizations and professionals in the industry. As of March 31, 2002, more than 2,100 hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device and supply companies were members. Within these organizations, our programs also serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over 3,900 chief executive and chief operating officers and 40,000 senior executives, clinical leaders, department heads and product line managers. No one member accounted for more than 2% of revenues in any of the last three fiscal years.

      At the same time, we continually strive to involve the country’s most progressive health care companies in our membership. The participation of these members provides us with a window on the latest challenges confronting the health care industry and the most innovative best practices that we can share broadly throughout our membership. As of March 31, 2002, 15 of the top 16 hospitals in the U.S. News and World Report 2001 America’s Best Hospitals ranking, 83 of the largest 100 health care delivery systems and 14 of the world’s 25 largest pharmaceutical companies were members.

      The following table sets forth information with respect to membership programs, members and renewals as of the dates shown:

	March 31,

	1998	1999	2000	2001	2002

Membership programs offered	5	6	6	12	15
Total members	1,947	1,959	1,988	2,086	2,170
Member renewal rate(1)	85%	85%	86%	86%	88%
Contract value (in thousands of dollars)(2)	$56,417	$56,933	$58,122	$69,873	$86,108

(1)	For the year then ended. The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

Programs and Services

Programs

      We offer 15 distinct membership programs focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, analyzing emerging trends within the health care industry, and supporting institutions’ efforts to adopt best practices to improve their own performance. Each year, our staff of research managers and analysts conducts thousands of interviews with health care industry executives on a large number of substantive areas, including:

•	health care industry strategy

•	health care marketing

•	revenue management and product line development

•	health system cost reduction and clinical reform

•	nursing recruitment, retention and productivity

•	hospital department operations

•	pharmaceuticals and medical device technology

      We focus senior management on important problems by providing an unbiased, objective analysis of best practices used by the most successful health care companies to solve those problems, and by providing tools to accelerate the adoption of best practices within our member institutions.

      Our programs offer a cost-effective, time-efficient opportunity for senior executives to learn from the practices and experiences of other health care companies from around the country. We believe that member institutions can participate in and benefit from one of our programs for a fraction of the cost and time of proceeding independently either through an internal research project or by engaging a management consulting firm. At the same time, our program members receive a wide array of valuable, timely information derived from lessons learned from the industry’s most progressive participants. In fiscal 2002, we published 49 best practices research studies, provided executive education services to over 1,700 member companies reaching more than 40,000 executive and managerial participants, produced approximately 3,000 research briefs and delivered daily executive briefings via our password-protected website and email to 30,000 executives.

      Each research program is run by a research director who is responsible for applying our standard research methodologies to produce best practices studies and for maintaining the quality of all program services. Relying on member steering sessions, member topic polls and one-on-one interviews with top industry executives, each research director identifies the most timely and important topics of shared member interest and sets the program’s research priorities in an annual agenda. The annual agenda is used to communicate potential best practices study topics and associated program services to participating members, although the actual studies and services delivered to members across the corresponding time period may vary from what is described in the agenda. A team of research analysts and instructors is dedicated to each program, collectively researching the topics on the program agenda, writing the best practices studies and providing all other program services.

      We currently offer 15 programs organized into two key practice areas, each of which targets a different executive constituency. Our health care strategy programs serve CEOs, CFOs, board members, senior-most marketing and planning executives and major product line managers and focus on broad industry trends and business issues. Our health care operations programs serve executives and general managers operating key divisions and departments within health care companies and focus on operational issues such as process improvement, cost reduction, productivity and quality improvement. Within each practice area, we offer one or more platform programs focusing on enterprise-wide strategic or operational issues and serving senior executives within the organization, as well as more targeted programs which focus on specific strategic and operational issues and serve executives deeper within a member company.

Services

      Each program charges a separate annual membership fee. The program fee is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our full range of program services include best practices research studies, executive education, daily on-line executive briefings, original executive inquiry service, best practices installation support and on-line access to proprietary content databases. Health care companies can only access our services within a program if they are members of the relevant program. A description of these services follows:

     Best Practices Research Studies

      Each best practices research study generally addresses a specific strategic challenge, operational issue or management concern. In fiscal 2002, we published 49 best practices research studies. Each program typically publishes two to five best practices research studies annually. We design each study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to 250 pages of research content.

      Each study comprises two principal elements — the essay and the best practices. The essay consists of a series of observations and supporting evidence that frames the problems or business issues, helping to communicate the need for change or action to the membership at large. Each study typically contains ten to 20 best practices, and each best practice generally features a ten- to 15-page case study of narrative text, graphics and supporting analytical detail describing how the best practice works, how it was implemented and the best practice’s costs and benefits. In many cases, we assign pseudonyms to protect the confidentiality of proprietary information outlined in a study. Consistent application of our research methodology across all programs enables us to increase the number of our programs while maintaining research quality.

      Every stage in the research and writing of a best practices study is highly standardized — from topic selection to secondary research, primary research and interviewing, root cause problem analysis, best practices analysis, best practices construction and report writing. All research staff members receive extensive training in our proprietary research methodologies. In addition, program research directors and their teams can call upon our Chief Research Officer and his staff to provide assistance in conducting economic analyses, screening best practices, editing reports and creating best practices installation support tools.

      Our best practices research and the resulting reports provide us with the intellectual capital that supports other services that we offer member companies. In the course of preparing a best practices study, a research team typically will review thousands of pages of business and academic literature to ground their understanding of the issues. Then they will conduct hundreds of in-depth interviews with health care companies, industry experts, consultants and academic leaders to identify and evaluate specific business strategies and management practices. During the course of its research, a team generally evaluates dozens of management practices to isolate those practices worthy of potential implementation by members, separating out demonstrated and proven business practices from those, whether popular or conventional, that largely have failed.

     Executive Education

      Relying on our proprietary best practices research, we deliver an executive education curriculum to member institutions nationwide. We offer executive education services through two channels — general membership meetings and presentations or facilitated discussions conducted on-site at member organizations. In either case, we use lively, interactive discussions to provide a deeper understanding of the best practices covered in our published reports. In fiscal 2002, we delivered executive education services to over 1,700 member organizations, reaching more than 40,000 executive participants. The executive education services are also an important lead generator for cross-selling new programs to existing members.

      In certain programs, we host general membership meetings across the country, presenting the most important research findings from our annual program agendas to groups of 20 to 200 members. In fiscal 2002, we hosted approximately 100 member meetings in the United States, and one meeting each in Australia and the United Kingdom.

      Certain programs may also provide on-site executive education seminars and facilitated discussions as part of their membership services. Once a year or more, members of these programs can request to schedule an Advisory Board faculty member to travel to their organization to deliver an executive education module, typically a one- to three-hour lecture, case study or facilitated working group discussion, of the member’s choice. In fiscal 2002, we conducted over 1,000 on-site seminars at member organizations.

      We deploy a staff of approximately 20 full-time and part-time faculty who conduct the on-site education seminars. We update our library of executive education modules throughout the year as we translate new best practices research into executive education content.

     Executive Briefings

      To provide our member organizations with industry news and best practices on a more frequent basis than is possible with our longer reports, certain programs produce executive briefings that provide short, comprehensive summaries of our research findings, best practices, benchmark data and industry news. We provide two types of executive briefings, each available to our members through our password-protected website and by email.

Daily Briefings. Each day, our editorial team reviews the nation’s health care news drawn from over 250 sources — including daily newspapers, news wires, magazines, clinical journals and city business journals — and summarizes relevant industry business and clinical news in a five- to ten-page report. We produce two versions of our Daily Briefing, one targeting health care executives and the other physician leaders.

Executive Watches. Our Executive Watch reports provide best practices, benchmark data and industry news for specific executive constituencies within health care companies. We currently produce five Executive Watch reports for the following executive constituencies: chief financial officers; chief nursing officers; senior marketing and planning executives; cardiac administrators; and oncology administrators. Our Executive Watch reports are updated throughout the week.

     Original Executive Inquiry Service

      Certain programs permit members to assign short-answer, customized research requests to our research staff through our original executive inquiry service. Depending on the need of the requesting member, completed projects may include literature searches, vendor profiles, benchmark data or original primary research.

      Original executive inquiry projects generally take five to 15 days to complete, depending on the depth of the information request and the type of research product desired. Our most in-depth research briefs generally contain two to four case study profiles of interviewed institutions, highlighting significant trends, successful practices and comparative responses to a range of questions. After we have completed and delivered the written brief to the requesting member, we make the best of these briefs accessible to other members of the same program through our proprietary database.

      We believe that the original executive inquiry service builds our proprietary database and further encourages members to view us as a reliable and effective resource for best practices research.

     Best Practices Installation Support

      Certain programs provide members with support in installing the best practices profiled in our research studies within their own organizations. We offer members a standardized package of management tools supplemented by approximately four on-site sessions to educate relevant executives and line managers in their use. The majority of management tools and on-site curriculum derive from research content, data and documents gathered in the research process used to produce our best practices research studies, enabling us to create best practices installation modules quickly and for a low incremental cost. Our installation support includes both the management tools and the associated on-site sessions and is packaged and delivered to each member over a 12-month period.

      We offer two types of management tools. The first type is diagnostic tools, which include self-assessment tests, data workbooks and discussion guides to help members select those best practices most likely to have a large impact within their own organizations. The second type is installation tools, which include task checklists, process flow diagrams, results-reporting templates, project plans, job descriptions, budgets, management reports, forms, surveys, policies and procedures, organization charts, memos and benchmark data, designed to help members implement particular best practices. By using our installation tools, members benefit from work already completed by other members, saving them time, cost and effort by providing tools proven successful in installing a best practice.

      On-site education sessions are designed to help members organize, structure and manage an internal project team tasked with installing one or more best practices. Our on-site sessions, led by our executive education faculty, help members reach internal consensus and develop action plans for installing best practices and tracking results.

     Proprietary Database and On-line Services

      Certain programs maintain a password-protected proprietary database of best practices accessible only to members of that program. We continually update our databases with new management practices, management tools, quantitative performance data and related information supplied by our members. We maintain an electronic archive of all executive briefings, best practices research studies and the best of our customized research briefs in our databases and make them accessible to member executives and our staff. As of March 31, 2002, our proprietary databases contained more than 30,000 profiles of management practices.

Pricing

      We sell substantially all memberships in our programs as one-year agreements. Each program charges a separate fixed annual membership fee. Annual fees vary by program based on the target executive constituency and the specific combination of services provided to participating members. Annual fees for programs that offer best practices installation support generally are higher than annual fees for programs that do not offer this service. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. Membership fees may also be lower for the initial members of new programs. Membership agreements are generally paid in full within three months of the start of the membership period. All of our memberships also provide a pro rata service guarantee, which allows members to request a refund of the unexpired portion of their current year fee, pro rated from the start of the membership period.

Sales and Marketing

      At March 31, 2002, our sales force consisted of 41 new business development teams that are responsible for selling new memberships to assigned geographic market and program segments. Our two-person new business development teams sell programs to new clients as well as cross-sell programs to existing members of other programs. We also maintain separate member services teams of one to two people that are responsible for servicing and renewing existing memberships.

      The separation of responsibility for new membership sales and membership renewals reflects the varying difficulty and cost of the respective functions. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and travel on average 60% of the time, conducting face-to-face meetings with senior executives at current and prospective member institutions. Member services representatives assume more of an in-house coordinating role, conducting most of their responsibilities over the telephone.

Competition

      We are not aware of any other entity that enables health care organizations to study as broad a range of best management practices for fixed annual fees. We compete indirectly against other professional information services providers, including consulting firms, accounting firms that offer consulting services, market research firms and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks and database companies, also offer research, consulting and education services to health care companies.

      We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, reliable delivery, depth and quality of the membership network, ability to meet changing customer needs, service and affordability. We believe we compete favorably with respect to each of these factors.

      The Corporate Executive Board Company provides membership-based programs on a cross-industry basis that are similar to the types of programs that we sell to health care companies. We have a noncompetition agreement with The Corporate Executive Board Company that extends through January 1, 2007, which generally prohibits The Corporate Executive Board Company from selling programs to health care providers. This agreement also prohibits The Corporate Executive Board Company from selling programs to other types of health care organizations unless the programs address issues of a general business nature and are principally sold to companies and institutions not in the health care industry. This noncompetition agreement generally prohibits us from selling our programs to organizations principally engaged in businesses other than health care.

Employees

      At March 31, 2002, we employed approximately 445 persons, all of whom are located at our headquarters in Washington, DC. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

      We believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. Training is a critical job component for all of our employees, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

Risk Factors

      In addition to the other information in this Form 10-K, you should consider carefully the following risk factors in evaluating us and our business.

Our business is limited to the health care industry

      We derive substantially all of our revenues from clients in the health care industry and are prohibited by an agreement with The Corporate Executive Board Company from selling our membership-based programs to companies and institutions principally engaged in businesses other than health care until January 1, 2007. As a result, our business, financial condition and results of operations depend upon conditions affecting the health care industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the growth of the health care industry generally as well as our ability to increase the number of programs and services that we sell to our members. Factors that adversely affect the revenues and cash flows of the health care industry, including operating results, capital requirements, regulation and litigation, can be expected to reduce the funds available for purchase of our products and services.

We depend on renewals of our membership-based services

      We derive most of our revenues from renewable memberships in our discrete annual programs. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing programs and to enter into new membership arrangements. Failure to achieve high renewal rates would have a material adverse effect on our business, financial condition and operating results. Our success in securing renewals depends upon our ability to deliver consistent, high-quality and timely research and analysis with respect to issues, developments and trends that members view as important. We cannot assure you that we will be able to sustain the necessary level of performance to achieve a high rate of renewals and, as a result, we cannot assure you that we will be able to increase or even maintain our revenues.

We may experience difficulties building and sustaining a membership base in our new programs

      Since April 2000, we have increased the number of programs we offer from six to 15. Our future success depends on our ability to capitalize on these recently introduced programs. Six of these programs offer best practices installation support, which we began to offer in fiscal 2001. These programs provide 12-month memberships to help participants accelerate the installation of best practices profiled in our research studies. Memberships in these six programs are not individually renewable. In order to maintain our annual revenues and contract value from these six programs, we will have to enroll new members each year as other members complete their 12-month program terms. We cannot assure you that we will be successful in selling these new programs in the future. Lack of market acceptance of these new programs could have a material adverse effect on our business.

Programs we launch in the future may not be successful

      Our future success depends on our ability to develop new programs that serve specific health care constituencies and the changing needs of our current and prospective members for information, analysis and advice. We cannot assure you that our efforts to introduce new programs will be successful. Delays or failures during development or implementation, or lack of market acceptance, of new programs could have a material adverse effect on our business. Our business would be materially adversely affected if we were unable to develop and introduce successful new programs or other new services, or to make enhancements to existing programs, in a timely manner in response to member requirements.

We may experience difficulties in anticipating market trends

      Our future success depends upon our ability to anticipate changing market trends and to adapt our research and analysis to meet the changing information and installation support needs of our members. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure would have a material adverse effect on our business. The health care industry undergoes frequent and often dramatic changes, including the introduction of new and the obsolescence of old payments systems, changing regulatory environments, shifting strategies and market positions of major industry participants and changing objectives and expectations of health care consumers. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with current and timely research, analysis and installation support on issues and topics of importance. Meeting these challenges requires the commitment of substantial resources. We cannot assure you that we will be able to meet these challenges.

Consolidation in the health care industry could adversely affect our business

      Many health care providers, insurers, medical device companies and pharmaceutical companies have consolidated to create larger organizations. Further consolidation could reduce the number of current and potential clients for our services. A reduction in the size of our target market could have a material adverse effect on our business.

      The larger organizations resulting from consolidation in the health care industry could have greater bargaining power which could affect the current pricing structure for our services. In addition, group purchasing organizations and managed care organizations could increase pressure on providers of health care related services, like ourselves, to reduce prices. Our failure to maintain adequate pricing levels could have a material adverse effect on our business.

We must attract and retain a significant number of highly skilled employees

      Our future success depends upon our ability to hire, train, motivate and retain a significant number of highly skilled employees, particularly research analysts and sales and marketing staff. Our inability to do so would have a material adverse effect on our business. We have experienced, and expect to continue to experience, intense competition for professional personnel from management consulting firms and other producers of research and analysis services. Many of these firms have substantially greater financial resources than we do to attract and compensate qualified personnel. We cannot assure you that we will be successful in attracting a sufficient number of highly-skilled employees in the future, or that we will be successful in training, motivating and retaining the employees we are able to hire.

Potential liability claims may adversely affect our business

      Our services, which involve recommendations and advice to health care providers regarding complex business and operational processes, regulatory and compliance issues and labor practices, may give rise to liability claims by our members or by third parties who bring claims against our members and us. Health care providers increasingly are the subject of litigation, and we cannot assure you that we would not also be the subject of such litigation based on our advice and services. A successful liability claim brought against us may adversely affect our reputation in the health care industry and could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would have adequate insurance coverage for claims against us.

Cost containment pressures on health care providers may adversely affect our business

      Health care providers have come under increasing pressure to contain operating costs in response to changes in reimbursement rates and increases in labor costs driven by workforce shortages. Health care financing entities, such as Medicare, Medicaid and private health plans, periodically adjust reimbursement rates to health care providers in response to changes in government legislation or market pressure to slow the growth of health care costs. As a result, health care providers may pressure professional information services companies to lower the cost of the services they provide. Our failure to maintain our revenues or operating margin could have a material adverse effect on our business.

The expiration of our noncompetition agreement with The Corporate Executive Board Company may adversely affect our business

      We have a noncompetition agreement with The Corporate Executive Board Company, which generally prohibits The Corporate Executive Board Company from selling any membership-based products and services to health care providers. Additionally, The Corporate Executive Board Company is prohibited from selling such products and services to other types of health care organizations unless the products and services are of a general business nature and are principally sold to companies and institutions not in the health care industry. This agreement ends on January 1, 2007. After that date, The Corporate Executive Board Company may sell membership-based products and services in direct competition with us. Direct competition with The Corporate Executive Board Company may have a material adverse effect on our revenues.

Regulatory changes in our market may adversely affect our business

      Changing political, economic and regulatory influences on health care providers could have a material adverse effect on our business, financial condition and results of operations. These influences affect the purchasing practices and operations of health care organizations. Federal and state legislatures periodically have considered programs to reform or amend the United States health care system at both the federal and state level. These efforts could adversely affect our members by resulting in lower reimbursement rates for health care providers, which could change the environment in which providers operate and reduce the willingness or ability of our members to renew or pay for our products and services.

We may have difficulty managing our growth

      Our growth may place significant demands on our financial, operational and managerial resources. To manage future growth, we will have to continue to implement and enhance our operations and financial systems and augment, train and manage our personnel. Our inability to manage our growth successfully would have a material adverse effect on our business, financial condition and results of operations.

We may be unable to protect our intellectual property rights

      We rely on copyright laws, as well as nondisclosure and confidentiality arrangements, to protect our proprietary rights in our products and services. We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our rights or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If unauthorized uses of our proprietary products and services were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our services would be adversely affected.

We may be exposed to litigation related to content

      As a publisher and distributor of original research and analysis and user of licensed third-party content, we face potential liability for defamation, negligence and copyright and trademark infringement. Any such litigation, whether or not resulting in a judgment against us, could have a material adverse effect on our business, financial condition and results of operations. Third-party content includes information created or provided by information services organizations and consultants whom we retain and may be delivered in writing, over the internet or orally to our members.

We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services

      As a provider of best practices research and analysis, our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care companies that supply many of the best practices we feature in our research. If members were to become dissatisfied with the quality of our best practices research and the services we provide, our professional reputation could be damaged. If we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.

There may be risks related to our use of Arthur Andersen as our independent auditors

      On March 14, 2002, Arthur Andersen LLP, our independent auditor, was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. Arthur Andersen has not pled guilty and a trial date of May 6, 2002 has been set. As a public company, we are required to file with the Securities and Exchange Commission annual financial statements audited by independent auditors. The Securities and Exchange Commission has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. Certain investors, including significant funds and institutional investors, may choose not to hold or invest in securities of a company that does not have current financial reports available. Our access to the capital markets and our ability to make timely Securities and Exchange Commission filings could be impaired if the Securities and Exchange Commission ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make required representations to us or if for any reason (including the loss of key members of our audit team from Arthur Andersen) Arthur Andersen is unable to perform required audit-related services for us in a timely manner. In such case, we would promptly seek to engage a new independent auditor, which could be disruptive to our operations and affect the price and liquidity of our securities.

Item 2.     Properties.

      Our headquarters currently are located in approximately 100,000 square feet of office space in Washington, DC. The facilities accommodate research, marketing and sales, information technology, administration, graphic services and operations personnel. We believe that our facilities are adequate for our current needs and that additional facilities are available for lease to meet any future needs.

Item 3.     Legal Proceedings.

      From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

      None

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock has been quoted on the Nasdaq National Market under the symbol “ABCO” since our initial public offering on November 12, 2001. As of April 22, 2002, there were six stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal Year Ending March 31, 2002:
Third quarter	$28.91	$22.55
Fourth quarter	35.80	26.00

      We have not declared or paid any cash dividend on our common stock since the closing of our initial public offering. We do not anticipate declaring or paying any cash dividends in the foreseeable future. The timing and amount of future cash dividends, if any, would be determined by our Board of Directors and would depend upon our earnings, financial condition and cash requirements.

Item 6.     Selected Financial Data

      The following table sets forth selected financial and operating data. The selected financial data presented below as of March 31, 2002, and for each of the years in the five-year period ended March 31, 2002, have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,

	1998	1999	2000	2001	2002

	(In thousands except per share amounts)
Statement of Operations Data:
Revenues	$55,334	$57,831	$58,535	$63,727	$80,970

Costs and expenses:
Cost of services (excluding special compensation arrangements expense of $1,230, $4,592, $1,766, $1,821 and $645) (1)	23,140	24,096	27,441	33,644	37,142
Member relations and marketing (excluding special compensation arrangements expense of $711, $4,143, $836, $679 and zero)(1)	6,242	6,631	8,741	12,588	16,100
General and administrative (excluding special compensation arrangements expense of $279, $1,838, $408, $344 and $837)(1)(2)	8,941	9,618	8,524	9,768	10,659
Depreciation and loss on disposal of fixed assets	1,640	1,976	1,762	1,539	2,030
Special compensation arrangements(1)	2,220	10,573	3,010	2,844	1,482
Affiliate company charge(3)	—	959	4,097	4,505	2,676

Total costs and expenses	42,183	53,853	53,575	64,888	70,089

Income (loss) from operations	13,151	3,978	4,960	(1,161)	10,881
Interest income	1,221	1,044	592	471	453

Income (loss) before (provision) benefit for income taxes	14,372	5,022	5,552	(690)	11,334
(Provision) benefit for income taxes	(1,434)	(505)	(559)	68	(1,358)

Income (loss) from continuing operations(4)	12,938	4,517	4,993	(622)	9,976
Income from discontinued operations (net of income tax provision of $288)(4)	2,598	—	—	—	—

Net income (loss)	$15,536	$4,517	$4,993	$(622)	$9,976

Pro forma net income (loss)(5)	$9,923	$2,888	$3,192	$(397)	$6,517

Pro forma net income (loss) per share — basic(6)		$0.21	$0.23	$(0.03)	$0.47
Pro forma net income (loss) per share — diluted(6)		$0.20	$0.22	$(0.03)	$0.41
Pro forma weighted average shares outstanding — basic(6)		13,977	13,977	13,977	13,748
Pro forma weighted average shares outstanding — diluted(6)		14,472	14,455	13,977	16,089

	March 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,746	$5,330	$5,433	$20,853	$23,959
Working capital deficit	(9,300)	(14,169)	(13,662)	(6,793)	(20,374)
Total assets	36,913	31,716	29,195	44,009	48,506
Deferred revenues	29,342	30,874	29,592	39,270	51,538
Total stockholders’ deficit	(7,497)	(12,801)	(10,229)	(1,531)	(16,587)

	March 31,

	1998	1999	2000	2001	2002

Other Operating Data:
Adjusted income from operations (in thousands)(7)	$15,371	$15,510	$12,067	$6,188	$15,039
Membership programs offered	5	6	6	12	15
Total members	1,947	1,959	1,988	2,086	2,170
Member renewal rate(8)	85%	85%	86%	86%	88%
Contract value (in thousands)(9)	$56,417	$56,933	$58,122	$69,873	$86,108
Contract value per member(10)	$28,976	$29,062	$29,236	$33,496	$39,681

(1)	As a private company, we entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to optionholders. See note 10 to our financial statements for a detailed description of these arrangements. We have not entered into any new arrangements like these since we became a public company in November 2001.

(2)	General and administrative expenses include certain amounts paid to DGB Enterprises, Inc., an affiliated corporation owned by our former principal stockholder, for management services. See note 4 to our financial statements for more information regarding these charges. Since our initial public offering, we provide these management services internally at a cost similar to the amounts paid to DGB Enterprises in the past.

(3)	Charges from DGB Enterprises for strategic direction and oversight. See note 4 to our financial statements for more information regarding these charges. As of October 1, 2001, our newly constituted Board of Directors began to provide strategic direction and oversight services and, consequently, we no longer pay the affiliate company charge.

(4)	In October 1997, we spun-off The Corporate Executive Board Company. Prior to the spin-off, The Corporate Executive Board Company was operated as one of our divisions. We have presented The Corporate Executive Board Company’s business as a discontinued operation in the statement of operations for the fiscal year ended March 31, 1998.

(5)	In conjunction with our initial public offering, our S corporation election terminated and we have become subject to U.S. federal and state income taxes at prevailing corporate rates. The pro forma net income reflects an estimate of the income taxes that would have been recorded if we had been a C corporation for the periods presented.

(6)	Basic pro forma net income (loss) per share is computed by dividing pro forma net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted pro forma net income (loss) per share is computed by dividing pro forma net income (loss) by the pro forma weighted average number of shares outstanding, including dilutive securities, during the period. See note 3 and note 10 to our financial statements.

(7)	For the period ended at that date. Adjusted to exclude the special compensation arrangements and affiliate company charges discussed in notes 1 and 3 above.

(8)	The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(9)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

(10)	Total contract value divided by the number of members.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We provide best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed, annual fee, members of each program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools.

      In October 1997, we spun-off The Corporate Executive Board Company, a division that provided best practices research and analysis focusing on corporate strategy, operations and general management issues for non-health care companies. The Corporate Executive Board Company completed an initial public offering in February 1999 and we adopted a growth strategy for our health care business. Since April 2000, we have increased the total number of programs we offer from six to 15, and doubled the size of our sales force. In November 2001, we completed our initial public offering in which our founder sold 5,750,000 shares of his common stock. We received no proceeds from this offering.

      The implementation of our growth strategy can be seen in our operating results. Our revenues grew 27.1% in fiscal 2002 over fiscal 2001, after growing 8.9% in fiscal 2001 over fiscal 2000. We increased our contract value by 23.2% at March 31, 2002 over March 31, 2001, and by 20.2% over March 31, 2000. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

      Memberships in each of our best practices research programs are renewable at the end of their one-year membership contracts. Our remaining programs provide best practices installation support. These 12-month program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in fiscal 2002, with the balance of our revenues generated by programs providing installation support.

      Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are recognized ratably over the membership year while costs are expensed as incurred. Because we offer a standardized set of services, however, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. As a result, our operating margin has increased as we increased the number of members participating in our existing programs, partially offset by the costs associated with the introduction of additional new programs. In fiscal 2002, our income from operations was $10.9 million, compared to a loss from operations in fiscal 2001 of $1.2 million.

      Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses and depreciation. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development and other administrative functions.

      As a private company, we entered into the following arrangements which have been discontinued in connection with our initial public offering. Accordingly, we believe the effect of these items on our historical financial statements are not indicative of future results.

•	We entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to optionholders in the absence of a public market for our stock. We do not anticipate entering into new special compensation arrangements as a public company, although we have incurred charges of $1.5 million in fiscal 2002, and will incur charges of approximately $0.4 million in fiscal 2003 with respect to arrangements entered into prior to the offering.

•	We paid the affiliate company charge to DGB Enterprises, Inc., an affiliated corporation created by our former principal stockholder in 1997 to manage his various business interests, for strategic direction and oversight. As of October 1, 2001, our newly constituted Board of Directors began to provide this strategic direction and oversight and, consequently, we no longer pay the affiliate company charge.

      Prior to our initial public offering, we were treated as an S corporation for federal income tax purposes. As an S corporation, our taxable income or loss flowed through to, and was reportable by, our stockholders. Accordingly, we did not make any provision for federal income taxes in our financial statements for periods ending prior to the closing of the offering. In connection with our initial public offering, our S corporation status was terminated and we became subject to federal income taxes at prevailing corporate rates. The impact of this change resulted in a benefit for income taxes of $1.6 million during the three months ended December 31, 2001.

Results of Operations

      The following table shows statement of operations data expressed as a percentage of revenues for the periods indicated.

	Fiscal Year Ended March 31,

	2000	2001	2002

Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services (excluding special compensation arrangements expense of 3.0%, 2.9% and 0.8%)	46.9	52.8	45.9
Member relations and marketing (excluding special compensation arrangements expense of 1.4%, 1.1% and 0%)	14.9	19.8	19.9
General and administrative (excluding special compensation arrangements expense of 0.7%, 0.5% and 1.0%)	14.6	15.3	13.2
Depreciation and loss on disposal of fixed assets	3.0	2.4	2.5
Special compensation arrangements	5.1	4.5	1.8
Affiliate company charge	7.0	7.0	3.3

Total costs and expenses	91.5	101.8	86.6

Income (loss) from operations	8.5	(1.8)	13.4
Interest income	1.0	0.7	0.6

Income (loss) before (provision) benefit for income taxes	9.5	(1.1)	14.0
(Provision) benefit for income taxes	(1.0)	0.1	(1.7)

Net income (loss)	8.5%	(1.0)%	12.3%

Fiscal years ended March 31, 2000, 2001 and 2002

      Revenues. Total revenues increased 8.9% from $58.5 million in fiscal 2000 to $63.7 million in fiscal 2001, and increased 27.1% to $81.0 million in fiscal 2002. The increase in revenues was primarily due to increased cross-sales of existing and new programs to existing members, combined, to a lesser degree, with increased sales to new members and price increases. We offered six membership programs as of March 31, 2000, twelve as of March 31, 2001, and 15 as of March 31, 2002. Our contract value increased 20.2% from $58.1 million at March 31, 2000 to $69.9 million at March 31, 2001, and increased 23.2% to $86.1 million at March 31, 2002.

      Cost of services. Cost of services increased 22.6% from $27.4 million, or 46.9% of revenues, in fiscal 2000 to $33.6 million, or 52.8% of revenues, in fiscal 2001, and increased 10.4% to $37.1 million, or 45.9% of revenues, in fiscal 2002. The increase in cost of services in fiscal 2001 was primarily due to the addition of staff and research expenses associated with the development and introduction of new programs. Costs relating to the start-up of new programs are expensed as incurred. Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are recognized ratably over the membership year while most costs are expensed as incurred. Because we offer a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Consequently, while cost of services increased in fiscal 2002, it decreased as a percentage of revenues.

      Member relations and marketing. Member relations and marketing expense increased 44.0% from $8.7 million or 14.9% of revenues in fiscal 2000 to $12.6 million, or 19.8% of revenues, in fiscal 2001, and increased 27.9% to $16.1 million, or 19.9% of revenues, in fiscal 2002. The increase in member relations and marketing expense was primarily due to an increase in sales staff and related costs associated with the introduction of new programs, as well as an increase in member relations personnel and related costs to serve the expanding membership base.

      General and administrative. General and administrative expense increased from $8.5 million, or 14.6% of revenues, in fiscal 2000 to $9.8 million, or 15.3% of revenues, in fiscal 2001, and increased to $10.7 million, or 13.2% of revenues, in fiscal 2002 with the development of new programs and the expansion of several administrative functions. The decrease as a percent of revenues in fiscal 2002 reflects the leveraging of resources across our larger revenue base. General and administrative expense includes approximately $1.0 million, $3.8 million, and $1.2 million of charges in each of the three fiscal years ending March 31, 2002, from DGB Enterprises, for expenses related to management services, shared space and facilities and certain administrative functions. We believe these charges approximate the expense which would have been incurred had we provided the equivalent services internally. The charges from DGB Enterprises increased from fiscal 2000 to fiscal 2001 because during fiscal 2001, the majority of our administrative functions, including recruiting and facilities, were provided by DGB Enterprises under the terms of an administrative services agreement. See note 4 to our financial statements for a detailed description of this agreement.

      Depreciation. Depreciation expense decreased from $1.8 million, or 3.0% of revenues, in fiscal 2000 to $1.5 million, or 2.4% of revenues, in fiscal 2001, and increased to $2.0 million, or 2.5% of revenues in fiscal 2002. The decrease in depreciation expense from fiscal 2000 to 2001 was due to lower asset balances following the transfer of leasehold improvements to DGB Enterprises in fiscal 2000 in conjunction with the assignment of our lease to DGB Enterprises. The increase in fiscal 2002 was due to increased capital expenditures in fiscal 2001, which incurred a full year of depreciation expense in fiscal 2002.

      Special compensation arrangements. Special compensation arrangements expense decreased from $3.0 million in fiscal 2000 to $2.8 million in fiscal 2001, and to $1.5 million in fiscal 2002. See note 10 to our financial statements for a detailed description of these arrangements. Since our initial public offering, we have not entered into, and we do not anticipate that we will enter in the future, any special compensation arrangements.

      Affiliate company charge. Affiliate company charge increased from $4.1 million in fiscal 2000 to $4.5 million in fiscal 2001, and decreased to $2.7 million in fiscal 2002. As of October 1, 2001, we no longer pay the affiliate company charge. See note 4 to our financial statements for more information regarding this charge.

Liquidity and Capital Resources

      Memberships, which are predominantly annual contracts, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of memberships has resulted historically in operating activities generating net positive cash flows on an annual basis, excluding cash payments for special compensation arrangements and the funding of affiliate activities. Upon completion of our initial public offering, cash payments for special compensation arrangements have no material affect on operating cash flows and, beginning October 1, 2001, we no longer pay an affiliate company charge. Net cash flows used in operating activities were $2.4 million in fiscal 2000. Net cash flows provided by operating activities were $7.0 million in fiscal 2001 and $19.9 million in fiscal 2002. We expect that our cash and cash equivalents balances and expected net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for at least the next 12 months. We have entered into a $10 million unsecured revolving credit agreement that may be used for working capital purposes. There are no borrowings outstanding under this revolving credit agreement.

      Net cash flows used in investing activities during fiscal 2002 were $0.9 million, consisting of purchases of property and equipment. Net cash flows used in investing activities in fiscal 2001 were $1.6 million, consisting of $3.5 million of purchases of property and equipment, offset by $1.9 million in proceeds from the sale of marketable securities. Net cash flows provided by investing activities in fiscal 2000 were $5.1 million, attributable primarily to a decrease of $7.3 million in the amount due to us from our former principal stockholder, offset by investments in property and equipment of $2.2 million.

      In fiscal 2002, we distributed $15.9 million to our pre-IPO stockholders, consisting of $13.0 million of cash and $2.9 million of offering costs and other cash distributions we paid in conjunction with our initial public offering. Our former principal stockholder contributed $10.0 million of cash in fiscal 2001, and in fiscal 2000 we made cash distributions to our former principal stockholder in the amount of $2.6 million.

      The following summarizes certain of our contractual obligations at March 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by Period (in thousands)

	Total	<1 Year	1-3 Years	>3 Years

Non-cancelable operating leases (1)	$6,298	$3,020	$3,278	$—
Facilities services contract	2,589	545	1,635	409
Stock option repurchase agreements (2)	700	300	400	—

Total	$9,587	$3,865	$5,313	$409

(1)	As described in Note 8 to the financial statements

(2)	As described in Note 10 to the financial statements

      At March 31, 2001 and 2002, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Summary of Critical Accounting Policies

Revenue recognition

      Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by the Company’s pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is generally 12 months. Fees are generally billable, and revenue recognition begins, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. The Company’s policy is to record the full amount of program agreement fees receivable and related deferred revenue when a letter of agreement is signed by the member. As of March 31, 2001 and 2002, approximately $0.6 million and $1.0 million, respectively, of deferred revenues were to be recognized beyond the following twelve months.

Property and equipment

      Property and equipment consists of furniture, fixtures, equipment, and capitalized software development costs. Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Internal software development costs are accounted for in accordance with AICPA Statement of Position

No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and web development costs are accounted for in accordance with EITF 00-2, “Accounting for Web Site Development Costs.” Capitalized internal software development costs and capitalized web development costs are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred.

Recovery of long-lived assets

      Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. The Company believes that no such impairment existed as of March 31, 2001 and 2002.

Deferred incentive compensation

      Direct incentive compensation related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition (SAB 101).” SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. This interpretation was effective January 1, 2001 and did not have a material effect on our financial statements.

      In March 2000, the Financial Accounting Standards Board issued interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25. This interpretation provides guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This interpretation was effective July 1, 2000 and did not have a material effect on our financial statements.

      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards Nos. 133, 137 and 138, all of which provide guidance on derivative instruments and hedging activities. We implemented these standards effective April 1, 2001. The implementation did not have a material effect on our financial condition or results of operations.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. We do not believe that implementation of SFAS No. 144 will have a material impact on our financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      As of March 31, 2002, we had no investments in marketable securities. Our portfolio of cash equivalents is highly liquid and therefore does not expose us to material interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The Advisory Board Company:

      We have audited the accompanying balance sheets of The Advisory Board Company as of March 31, 2001 and 2002, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Advisory Board Company as of March 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland

April 24, 2002

THE ADVISORY BOARD COMPANY

BALANCE SHEETS

(In thousands, except share amounts)

	March 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$20,853	$23,959
Membership fees receivable, net	11,830	14,099
Prepaid expenses and other current assets	1,895	943
Deferred income taxes, net	377	3,424
Deferred incentive compensation	1,203	1,894
Receivable from affiliates, net	1,889	—

Total current assets	38,047	44,319
Property and equipment, net	5,353	4,187
Deferred income taxes	609	—

Total assets	$44,009	$48,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Deferred revenues	$39,270	$51,538
Accounts payable and accrued liabilities	2,689	7,167
Accrued incentive compensation	2,481	5,659
Special compensation arrangements	400	329

Total current liabilities	44,840	64,693
Long-term liabilities:
Special compensation arrangements	700	400

Total liabilities	45,540	65,093

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, zero issued and outstanding	—	—
Class A voting common stock, $0.01 par value; 20,000 shares authorized, 16,840 and zero shares issued and outstanding at March 31, 2001 and 2002	—	—
Class B nonvoting common stock, $0.01 par value; 29,980,000 shares authorized, 13,960,360 and zero shares issued and outstanding at March 31, 2001 and 2002	140	—
Common stock, $0.01 par value; 90,000,000 shares authorized, zero and 12,149,735 shares issued and outstanding at March 31, 2001 and 2002	—	121
Additional paid-in capital	10,817	(20,877)
Deferred compensation	(700)	(366)
Accumulated (deficit) earnings	(11,788)	4,535

Total stockholders’ deficit	(1,531)	(16,587)

Total liabilities and stockholders’ deficit	$44,009	$48,506

The accompanying notes are an integral part of these statements.

THE ADVISORY BOARD COMPANY

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended March 31,

	2000	2001	2002

Revenues:	$58,535	$63,727	$80,970

Costs and expenses:
Cost of services (excluding special compensation arrangements expense of $1,766, $1,821 and $645)	27,441	33,644	37,142
Member relations and marketing (excluding special compensation arrangements expense of $836, $679 and zero)	8,741	12,588	16,100
General and administrative (excluding special compensation arrangements expense of $408, $344 and $837)	8,524	9,768	10,659
Depreciation and loss on disposal of fixed assets	1,762	1,539	2,030
Special compensation arrangements	3,010	2,844	1,482
Affiliate company charge	4,097	4,505	2,676

Total costs and expenses	53,575	64,888	70,089

Income (loss) from operations	4,960	(1,161)	10,881
Interest income	592	471	453

Income (loss) before (provision) benefit for income taxes	5,552	(690)	11,334
(Provision) benefit for income taxes	(559)	68	(1,358)

Net income (loss)	$4,993	$(622)	$9,976

Earnings (loss) per share:
Historical net income (loss) per share — basic	$0.36	$(0.04)	$0.73
Historical net income (loss) per share — diluted	$0.34	$(0.04)	$0.62
Basic weighted average number of shares outstanding	13,977	13,977	13,748
Diluted weighted average number of shares outstanding	14,725	13,977	16,089
Pro forma statements of operations data (unaudited):
Income (loss) before (provision) benefit for income taxes, as reported	$5,552	$(690)	$11,334
Pro forma income tax (provision) benefit	(2,360)	293	(4,817)

Pro forma net income (loss)	$3,192	$(397)	$6,517

Pro forma net income (loss) per share — basic	$0.23	$(0.03)	$0.47
Pro forma net income (loss) per share — diluted	$0.22	$(0.03)	$0.41
Pro forma diluted weighted average number of shares outstanding	14,455	13,977	16,089

The accompanying notes are an integral part of these statements.

THE ADVISORY BOARD COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

					Accumulated
					Elements of				Annual
	Common Stock		Additional		Comprehensive	Promissory	Accumulated		Comprehensive
			Paid-in	Deferred	Income	Notes	(Deficit)		Income
	Shares	Amount	Capital	Compensation	(Loss)	Receivable	Earnings	Total	(Loss)

Balance at March 31, 1999	13,977,200	$140	$817	$(245)	$28	$—	$(13,541)	$(12,801)
Distributions to stockholder	—	—	—	—	—	—	(2,602)	(2,602)	$—
Amortization of deferred compensation	—	—	—	233	—	—	—	233	—
Unrealized loss on marketable securities	—	—	—	—	(52)	—	—	(52)	(52)
Net income	—	—	—	—	—	—	4,993	4,993	4,993

Balance at March 31, 2000	13,977,200	140	817	(12)	(24)	—	(11,150)	(10,229)	$4,941

Distributions to stockholder	—	—	—	—	—	—	(16)	(16)	$—
Deferred compensation pursuant to stock option repurchase agreement	—	—	—	(1,000)	—	—	—	(1,000)	—
Amortization of deferred compensation	—	—	—	312	—	—	—	312	—
Contribution from stockholder	—	—	10,000	—	—	—	—	10,000	—
Unrealized gain on marketable securities	—	—	—	—	24	—	—	24	24
Net loss	—	—	—	—	—	—	(622)	(622)	(622)

Balance at March 31, 2001	13,977,200	140	10,817	(700)	—	—	(11,788)	(1,531)	$(598)

Cash distributions to stockholder	—	—	—	—	—	—	(12,971)	(12,971)	$—
Deferred compensation pursuant to stock option repurchase agreements	—	—	—	(1,050)	—	—	—	(1,050)	—
Amortization of deferred compensation	—	—	—	1,384	—	—	—	1,384	—
Exercise of stock options	1,023,872	10	3,544	—	—	—	—	3,554	—

					Accumulated
					Elements of				Annual
	Common Stock		Additional		Comprehensive	Promissory	Accumulated		Comprehensive
			Paid-in	Deferred	Income	Notes	(Deficit)		Income
	Shares	Amount	Capital	Compensation	(Loss)	Receivable	Earnings	Total	(Loss)

Issuance of promissory notes receivable	—	$—	$—	$—	$—	$(3,346)	$—	$(3,346)	$—
Interest earned on promissory notes receivable	—	—	—	—	—	(100)	—	(100)	—
Net income — pre- termination of S corporation status	—	—	—	—	—	—	5,441	5,441	5,441
Noncash distributions to stockholders in connection with initial public offering	—	—	—	—	—	3,446	(13,027)	(9,581)	—
Payment of offering costs and other distributions	—	—	—	—	—	—	(2,922)	(2,922)	—
Termination of S corporation status	—	—	(35,267)	—	—	—	35,267	—	—
Receipt of shares from stockholder pursuant to stock option agreement	(2,851,337)	(29)	29	—	—	—	—	—	—
Net income — post-termination of S corporation status	—	—	—	—	—	—	4,535	4,535	4,535

Balance at March 31, 2002	12,149,735	$121	$(20,877)	$(366)	$—	$—	$4,535	$(16,587)	$9,976

The accompanying notes are an integral part of these statements.

THE ADVISORY BOARD COMPANY

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,

	2000	2001	2002

Cash flows from operating activities:
Net income (loss)	$4,993	$(622)	$9,976
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities —
Depreciation	1,513	1,527	1,929
Loss on disposal of fixed assets	249	12	101
Special compensation arrangements	(2,675)	(4,350)	(37)
Deferred income taxes	437	(70)	(2,305)
Changes in operating assets and liabilities:
Membership fees receivable	521	(3,851)	(2,269)
Prepaid expenses and other current assets	(961)	(248)	(286)
Deferred incentive compensation	(77)	(447)	(691)
Payable to/receivable from affiliates	(4,199)	5,289	(6,479)
Deferred revenues	(1,282)	9,678	12,268
Accounts payable and accrued liabilities	(1,043)	(526)	4,478
Accrued incentive compensation	140	626	3,178

Net cash flows (used in) provided by operating activities	(2,384)	7,018	19,863

Cash flows from investing activities:
Purchases of property and equipment	(2,179)	(3,459)	(864)
(Purchases) sales of marketable securities	(78)	1,877	—
Proceeds from sale of property and equipment	37	—	—
Receivable from stockholder	7,309	—	—

Net cash flows provided by (used in) investing activities	5,089	(1,582)	(864)

Cash flows from financing activities:
Contributions from stockholder	—	10,000	—
Distributions to stockholder	(2,602)	(16)	(12,971)
Payment of offering costs and other distributions	—	—	(2,922)

Net cash flows (used in) provided by financing activities	(2,602)	9,984	(15,893)

Net increase in cash and cash equivalents	103	15,420	3,106
Cash and cash equivalents, beginning of period	5,330	5,433	20,853

Cash and cash equivalents, end of period	$5,433	$20,853	$23,959

Supplemental disclosure of cash flow information:
Noncash distributions to stockholders	$—	$—	$13,027

Cash paid during the period for —
Income taxes	$40	$2	$270

The accompanying notes are an integral part of these statements.

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS

1. Business description

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

2. Stock splits, reincorporation and initial public offering

      On November 18, 1999, the Company amended and restated its charter to effect a 0.8298-for-1 reverse stock split of its Class B nonvoting shares. All share and per share amounts have been retroactively adjusted to give effect to this action.

      On October 26, 2001, the Company effected a 16.84-for-1 stock split of its Class A voting shares and Class B nonvoting shares. All share and per share amounts have been retroactively adjusted to give effect to this action. In addition, all the Class A and Class B shares were converted to shares of Common Stock.

      To change its state of incorporation, the Company was merged into a newly formed Delaware corporation on August 13, 2001. The new corporation is authorized to issue 125,000,000 shares of stock consisting of:

•	20,000 shares of Class A Voting Common Stock, par value $0.01 per share;

•	29,980,000 shares Class B Nonvoting Common Stock, par value $0.01 per share;

•	90,000,000 shares of Common Stock, par value $0.01 per share; and

•	5,000,000 shares of Preferred Stock, par value $0.01 per share.

      No effect was given to this reincorporation for accounting purposes.

      In November 2001, the Company completed its initial public offering in which the Company’s founder and former principal stockholder sold 5,750,000 shares of the Company’s common stock. The Company did not receive any proceeds from this offering.

3. Summary of significant accounting policies

Cash equivalents and marketable securities

      Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. Unrealized gains and losses on available-for-sale securities held at March 31, 2000 are excluded from earnings and are reported as a separate component of stockholder’s deficit until realized. The Company had no marketable securities at March 31, 2001 and 2002.

Property and equipment

      Property and equipment consists of furniture, fixtures, equipment, and capitalized software development costs. Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Internal software development costs are accounted for in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and web development costs are accounted for in accordance with EITF 00-2, “Accounting for Web Site Development Costs.” Capitalized internal software development costs and capitalized web development costs are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred.

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Recovery of long-lived assets

      Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. The Company believes that no such impairment existed as of March 31, 2001 and 2002.

Revenue recognition

      Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by the Company’s pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is generally 12 months. Fees are generally billable, and revenue recognition begins, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. The Company’s policy is to record the full amount of program agreement fees receivable and related deferred revenue when a letter of agreement is signed by the member. As of March 31, 2001 and 2002, approximately $0.6 million and $1.0 million, respectively, of deferred revenues were to be recognized beyond the following twelve months.

Deferred incentive compensation

      Direct incentive compensation related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.

Earnings (loss) per share

      Basic earnings (loss) per share is computed by dividing net income (loss) by the number of basic weighted average common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the number of diluted weighted average common shares outstanding during the period. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing effective tax rates. For the year ended March 31, 2001, common share equivalents are anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended March 31,

	2000	2001	2002

Basic weighted average common shares outstanding	13,977	13,977	13,748
Weighted average common share equivalents outstanding	748	—	2,341

Diluted weighted average common shares outstanding	14,725	13,977	16,089

Concentrations of risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and membership fees receivable. The Company maintains cash and cash equivalents with financial institutions. The concentration of credit risk with respect to membership fees receivable is generally diversified due to the large number of entities comprising the

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s membership base. The Company performs periodic evaluations of the financial institutions and its membership base and establishes allowances for potential credit losses.

      The Company generates revenues from customers located outside the United States. For each of the years ended March 31, 2000, 2001 and 2002, the Company generated approximately 1% of revenues from customers outside the United States. No one customer accounted for more than 2% of revenues for any period presented.

Income taxes

      Deferred income taxes are determined on the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, temporary differences arise as a result of the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and tax rates on the date of the enactment of the change.

Fair value of financial instruments

      The fair value of current assets and current liabilities approximates their carrying value due to their short maturity.

Segment reporting

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Under this definition, the Company operated as a single segment for all periods presented.

Research and development costs

      Costs related to the research and development of new company programs are expensed in the year incurred.

Use of estimates in preparation of financial statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition.” SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. This interpretation was effective January 1, 2001 and did not have a material effect on the Company’s financial statements.

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In March 2000, the Financial Accounting Standards Board issued interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25. This interpretation provides guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This interpretation was effective July 1, 2000 and did not have a material effect on the Company’s financial statements.

      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards Nos. 133, 137 and 138, all of which provide guidance on derivative instruments and hedging activities. The Company implemented these standards effective April 1, 2001. The implementation did not have a material effect on the Company’s financial condition or results of operations.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. We do not believe that implementation of SFAS No. 144 will have a material impact on our financial statements.

Reclassification of prior years’ balances

      Certain prior years’ balances have been reclassified to conform to the current-year presentation.

4. Transactions with affiliates

Background

      The Company had or currently has certain transactions with affiliated entities as follows: (1) shared administrative functions and leased space with a spun-off entity during a transition period (October 1997 through October 1999); (2) shared administrative functions and leased space with commonly controlled companies to gain operating efficiencies; and, (3) a charge from the former principal stockholder’s management company, calculated as a percentage of revenues, as consideration for strategic direction and oversight.

Transactions with The Corporate Executive Board Company

      In October 1997, the Company spun-off (the Spin-Off) The Corporate Executive Board Company (CEB), a division of the Company that provided best practices research and analysis focusing on corporate strategy, operations and general management issues for non-health care companies.

      In conjunction with the spin-off, the Company entered into a Sublease Agreement with CEB (Sublease Agreement). Pursuant to the Sublease Agreement, CEB sublet a portion of its office space from the Company. CEB’s sub-rent was based upon the same per square foot rent as the original lease. In July 1999, CEB leased separate facilities, and the Company entered into an agreement to guarantee CEB’s obligations under this lease. This guarantee expired on March 31, 2002.

      In conjunction with the Spin-Off, the Company also entered into the following agreements:

•	Administrative Services Agreement (ASA): the Company provided services to CEB including information systems support and maintenance, certain human resources functions and general services such as facilities management. The Company charged CEB an amount which approximated the cost for CEB to internally provide or externally source such services.

•	Vendor Contracts Agreement (VCA): CEB participates in certain vendor contracts entered into by the Company for the provision of certain services, such as telecommunications, travel, mailing and general office services. CEB either paid the vendor directly or reimbursed the Company for its reasonably allocated share of commonly billed costs.

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Transactions with entities controlled by the former principal stockholder

      The Company’s former principal stockholder owns a controlling interest in certain entities that operate in different industries from the Company. In 1997, the Company’s former principal stockholder formed a new company, DGB Enterprises, Inc. (DGB Enterprises), to manage his various business interests.

      To achieve operating efficiencies, DGB Enterprises consolidated management and administrative functions for the Company and these entities and assumed the primary lease on office space used by the Company and these entities. A chronology of these activities is listed below.

Management Services

      From October 1997 to March 2001, DGB Enterprises provided the Company with direct senior management services. The majority of these charges were phased out during the period of October 1998 to March 1999 as the Company expanded its internal finance department. The management services charges included an allocation for compensation and related charges of an individual who acted through DGB Enterprises as the Company’s Chief Executive Officer. The Chief Executive Officer services charge was phased out in June 2001 when the Company hired a permanent Chief Executive Officer. These charges, which management believes approximate the expenses which would have been incurred had the Company operated on a stand-alone basis, are included in the Company’s general and administrative expenses.

Administrative Services

      From January 2000 to June 30, 2001, the majority of the Company’s administrative functions, including recruiting, career management, facilities and telecommunications, were provided by DGB Enterprises, which provided similar services to all entities under the former principal stockholder’s control. The Company and DGB Enterprises entered into an administrative services agreement which provided for fees for these services based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximated the cost for each entity to internally provide or externally source these services.

      As of July 1, 2001, the Company and DGB Enterprises entered into a new two-year Administrative Services Agreement (New ASA), whereby the Company assumed internal management of substantially all these administrative functions while DGB Enterprises continued to provide services related to the facilities associated with the shared leased space (see Lease and Sublease Agreements below). Under the New ASA, the Company provides certain services to DGB Enterprises and other affiliated entities for fees based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. These charges, which management believes approximate the expenses which would have been incurred had the Company operated on a stand-alone basis, are included in the Company’s general and administrative expenses.

      The Company performs and receives certain services from other affiliated entities. These charges are included in Transactions with Other Related Entities in the accompanying Receivable from Affiliates table.

Lease and Sublease Agreements

      From October 1997 to June 1999, the Company was the lessor on the lease for its office space. DGB Enterprises and CEB (see above) entered into Sublease Agreements with the Company on terms consistent with the original lease agreement.

      On July 1, 1999, the Company assigned its lease to DGB Enterprises and subsequently entered into a Sublease Agreement with DGB Enterprises whereby the Company leased the space it occupies on terms consistent with the original lease agreement through April 2004. Also on July 1, 1999, the Company

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

transferred leasehold improvements related to the leased space to DGB Enterprises at their net book value of $2.0 million.

Other Transactions

      In November 2001, in conjunction with its initial public offering, the Company made cash and noncash distributions to its stockholders of $15.9 million. In May and June 2001, the Company distributed approximately $13.0 million to its former principal stockholder.

      In fiscal 2001, eHospital Newco, Inc. (eHospital Newco), a company controlled by the Company’s former principal stockholder that was established to develop and deliver health care content to patients and providers via the internet, provided the Company with its staff to assist in the development the Company’s IT Strategy program and in the delivery of this program to the Company’s members during the first year of its availability. The Company reimbursed eHospital Newco $1.7 million for its direct costs related to these services. These expenses are included in cost of services in the accompanying statements of operations. No further services have been provided to the Company by eHospital Newco.

      At March 31, 1999, the Company held a promissory note from its former principal stockholder in the amount of $6.5 million. All principal and interest due under the note was repaid in full in fiscal 2000.

Affiliate company charge

      DGB Enterprises began to assess a fee for strategic direction and oversight services to each of the entities controlled by the former principal stockholder, including the Company, in October 1998. The charge was phased in over the period between October 1998 and April 1999 as DGB Enterprises decreased its senior management services provided to the Company and provided the Company with strategic direction and oversight, and was calculated as a percentage of revenues. This charge was eliminated in October 2001.

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Receivable from affiliates

      The transactions discussed above are reflected in the receivable from affiliates as follows (in thousands):

	Year Ended March 31,

	2000	2001	2002

Balance at beginning of period	$1,008	$7,178	$1,889

Transactions with CEB:
Sublease income	452	—	—
ASA charges	553	—	16
VCA charges	11	55	94
Transactions with DGB:
Management services	(587)	(586)	(96)
ASA charges	(418)	(3,220)	(1,077)
Sublease income	561	—	—
Sublease charge	(792)	(2,585)	(3,246)
Transfer of assets	1,971	—	—
Affiliate company charge	(4,097)	(4,505)	(2,676)
Distributions in connection with initial Public offering	—	—	(8,368)
Transactions with other related entities:
Direct costs of eHospital Newco	—	(1,699)	—
ASA charges, net	(97)	131	(11)

	(2,443)	(12,409)	(15,364)

Net cash transfers from the Company	8,613	7,120	13,475

Balance at end of period	$7,178	$1,889	$—

5. Membership fees receivable

      Membership fees receivable consist of the following (in thousands):

	As of March 31,

	2001	2002

Billed fees receivable	$9,074	$12,193
Unbilled fees receivable	4,043	3,856

	13,117	16,049
Reserve for uncollectible revenue	(1,287)	(1,950)

Membership fees receivable, net	$11,830	$14,099

      Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay on an installment basis.

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

6. Property and equipment

      Property and equipment consists of the following (in thousands):

	As of March 31,

	2001	2002

Furniture, fixtures & equipment	$8,221	$8,290
Software and web development costs	3,554	3,939

	11,775	12,229
Accumulated depreciation	(6,422)	(8,042)

Property and equipment, net	$5,353	$4,187

7. Income taxes

      The Company is a calendar year taxpayer and, prior to its initial public offering, was previously treated as an S corporation for federal income tax purposes, whereby taxable income or losses flowed through to, and were reportable by, the individual stockholders. Accordingly, prior to the initial public offering, no provision was made for federal income taxes in the accompanying financial statements during the periods. The District of Columbia, as well as several states, however, assesses a corporate level tax even on S corporations. In conjunction with the initial public offering, the Company became subject to federal income taxes at prevailing corporate rates, resulting in a benefit for income taxes of $1.6 million. At March 31, 2001 and 2002, the Company had income taxes payable of zero and $3.5 million, respectively.

      The (provision) benefit for income taxes consists of the following (in thousands):

	Year Ended March 31,

	2000	2001	2002

Current	$(122)	$(2)	$(3,663)
Deferred	(437)	70	2,305

(Provision) benefit for state income taxes	$(559)	$68	$(1,358)

      Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,

	2001	2002

Deferred income tax assets:
Compensation accrued for financial reporting purposes	$329	$2,475
Reserve for uncollectible revenue	128	829
Long term membership contracts	—	615
Deferred compensation arrangements	40	310
Net operating loss carryforward	609	—
Deferred income tax liabilities:
Deferred incentive compensation	(120)	(805)

Net deferred income tax assets	$986	$3,424

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes in fiscal 2002 differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

As of
March 31,
2002

Statutory U.S. federal income tax rate	34.0%
State income tax, net of U.S. federal income tax benefit	6.6
Termination of S corporation status	(14.9)
Phase-in rate differential	(16.3)
Other permanent differences, net	2.6

Effective tax rate	12.0%

8. Commitments and contingencies

Operating Leases

      The Company assigned its office lease to DGB Enterprises as of July 1, 1999, and subsequently entered into a sub-lease agreement (the Lease) with DGB Enterprises. This non-cancelable operating lease expires in April 2004. The Company remains jointly and severally liable for all obligations under the original lease. The Company entered into a sublease agreement with CEB at the Spin-Off (see Note 4), which was terminated in July 1999. The Company’s future minimum lease payments under the sub-lease from DGB Enterprises are as follows (in thousands):

Year Ending March 31,

2003	$3,020
2004	3,026
2005	252

Total	$6,298

      Rent expense, net of sublease income from CEB and DGB Enterprises (see Note 4), during the years ended March 31, 2000, 2001 and 2002 was approximately $3.0 million, $2.7 million and $3.4 million, respectively.

Benefit Plan

      The Company sponsors a defined contribution 401(k) plan (the Plan) for all employees who have reached the age of twenty-one. The Company provides contributions equal to 50% of an employee’s contribution up to a maximum of 4% of base salary. Prior to July 1, 2000, the Company contributed 25% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the years ended March 31, 2000, 2001 and 2002 were approximately $118,000, $317,000 and $438,000, respectively.

Employee Stock Purchase Plan

      On October 25, 2001, the Company established an employee stock purchase plan (the ESPP). Under the ESPP, employees may authorize payroll deductions not to exceed 15% to purchase shares of the Company’s common stock. The ESPP is authorized to issue up to 842,000 shares of the Company’s common stock. Employees began contributing to the ESPP on April 1, 2002.

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Other

      The Company has outsourced certain office functions to a third party under a five-year services contract. The original contract included minimum volume commitments of approximately $102,000 per month through December 2001, which the Company was not able to meet due to the Spin-Off. The Company renegotiated the contract and paid a fee of approximately $68,000 in May 2000 to settle the contract. The renegotiated contract includes minimum volume commitments of approximately $45,000 per month through December 2007.

9. Comprehensive income (loss)

      Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in marketable securities. Comprehensive income (loss) for the years ended March 31, 2000, 2001 and 2002 was $4.9 million, ($0.6) million and $10.0 million, respectively. The accumulated elements of comprehensive income (loss), net of tax, included within stockholders’ deficit on the balance sheets are comprised solely of the change in unrealized gains (losses) on marketable securities.

10. Stock option plans and special compensation arrangements

Background

      On March 1, 1994, the Company adopted the Stock-Based Incentive Compensation Plan (Original Plan) to provide for granting of incentive stock options (Original Options). The Original Plan entitled certain employees to purchase shares of the Company’s Class B nonvoting common stock at a price equal to at least the fair market value of the Company’s stock on the date of grant. The Original Options were exercisable on the date ten years after the date of grant, subject to acceleration upon the occurrence of certain events that would alter the ownership of the Company, including an initial public offering or private sale.

Liquid Markets Agreements

      On March 31, 1995, the Company and existing optionees adopted the Liquid Markets Agreements (LM Agreements) to provide the optionees an opportunity to (i) sell all or a portion of their Original Options to the Company immediately and/ or (ii) modify all or a portion of their Original Options in accordance with the terms and conditions of the Continuing Stock-Based Incentive Compensation Plan (Continuing Option Plan), which is described below.

      The LM Agreements provided for the designation of Original Options as described above and governed the payments to be made to the optionees for options sold. For the options elected to be sold, the Company was committed to pay an initial payment of $3.27 per option, minus the exercise price, in two installments (25% no later than December 31, 1995, and 75% no later than December 31, 1996). The Company also was obligated to pay the optionee an additional payment (Earn Out Payment) based on the Company’s income from operations for the year ended March 31, 1998.

      In March 1997, the Company amended the LM Agreements to provide for (i) guaranteed versus variable Earn Out Payments, (ii) revised payment schedules, (iii) revised employment requirements, and (iv) in limited instances, the one-time opportunity to put existing options retroactively into the liquid markets plan.

      The Company recognized approximately $0.9 million, $0.7 million and zero in compensation expense related to the LM Agreements during each of the years ended March 31, 2000, 2001 and 2002, respectively.

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-based incentive compensation plans

      Adopted on March 31, 1995, the Continuing Option Plan amended and restated the Original Plan and formalized the terms and conditions of the remaining modified options (Continuing Options). In conjunction with the Spin-Off, the Company executed substitution agreements (Substitution Agreements) with each of its employees participating in the Continuing Option Plan. The Substitution Agreements with the Company’s continuing employees provided for the exchange of an aggregate 2,278,031 Continuing Options for options granted under the 1997 Stock-Based Incentive Compensation Plan (New Options and 1997 Plan, respectively), which was adopted at the time of the Spin-Off. The Substitution Agreements with employees who transferred to CEB provided for the exchange of an aggregate 1,035,660 Continuing Options for options in CEB.

      The terms of the Substitution Agreements resulted in a new measurement date for 468,152 continuing options held by continuing employees of the Company, resulting in the recognition of compensation expense. The compensation expense was recognized over the related vesting period. The compensation expense was $0.2 million, zero and zero for each of the three years in the period ended March 31, 2002, respectively. The recognition of compensation expense was not required on the remaining 1,809,879 continuing options outstanding at the time of the Spin-Off under the provisions of EITF No. 90-9. Further, during the year ended March 31, 1999, the Company granted certain options at less than fair market value. Compensation expense related to this grant was $100,000, all of which was recognized by March 31, 2001.

      The 1997 Plan provided for the issuance of options to purchase up to 10,104,000 shares of Class B nonvoting common stock. In connection with the Company’s initial public offering, the stock options granted pursuant to the 1997 Plan generally became exercisable in equal portions on each of the first three anniversaries of the initial public offering. The New Options generally expire five years after the initial public offering.

      On June 1, 2001, the Company adopted the 2001 Stock-Based Incentive Compensation Plan (2001 Plan). The 2001 Plan is designed to provide for the grant of stock options that qualify as incentive stock options as well as stock options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Stock options granted pursuant to the 2001 Plan may only be granted to the Company’s officers, independent contractors, employees and prospective employees. The aggregate number of shares of the Company’s common stock issuable under the 2001 Plan may not exceed 2,357,600 shares.

      On June 1, 2001, the Company adopted the Directors’ Stock Plan (Directors’ Plan). Any person who is, or is elected to be, a member of the Company’s board of directors or the board of directors of a subsidiary of the Company is eligible for the award of stock options and/or stock grants under the Directors’ Plan. The Directors’ Plan is intended to operate in a manner that exempts grants of stock from Section 16(b) of the Securities Exchange Act of 1934. The maximum number of shares of the Company’s common stock that can be issued under the Directors’ Plan is 842,000.

      The Company’s former principal stockholder issued options to acquire 2,778,600 shares of the Company’s common stock owned by him. These options were cancelled during fiscal 2002. In accordance with APB Opinion No. 25, the Company has accounted for these options as if the Company issued the options directly.

Special cash compensation arrangements

      In connection with and prior to the Spin-Off, the Company entered into cash compensation arrangements (Special Cash Compensation Arrangements) with certain employees generally in consideration for increased New Option exercise prices at the time the Substitution Agreements were made. The Special Cash Compensation Arrangements include employment requirements and provide for cash payments to be deferred over several years. Compensation expense related to the Special Cash Compensation Arrangements is being

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

recognized ratably over the required employment period and was $1.8 million, $1.9 million and $0.1 million, during the years ended March 31, 2000, 2001 and 2002, respectively.

Stock Option Repurchase Agreement

      During fiscal 2001, the Company entered into an agreement to repurchase certain stock options at a fixed price. In August 2001, the Company entered into two additional Stock Option Repurchase Agreements (collectively, the Stock Option Repurchase Agreements). Compensation expense is recognized under these Stock Option Repurchase Agreements over the relevant required employment periods. Total compensation expense was $0.3 million and $1.4 million in fiscal 2001 and 2002, respectively.

      The Company’s existing obligation under the Special Cash Compensation Arrangements and Stock Option Repurchase Agreements is reflected in special compensation arrangements liability in the accompanying balance sheets. The expense related to all of the stock option plan agreements mentioned above is reflected in special compensation arrangements in the accompanying statements of operations. Future expenses and cash commitments related to these aggregate arrangements are as follows as of March 31, 2002 (in thousands):

Year Ending March 31,	Expense	Cash

2003	$366	$300
2004	—	400

	$366	$700

Option to purchase stock from the former principal stockholder

      The Company had an option to purchase 4,564,061 shares of common stock from the former principal stockholder at $7.13 per share, pursuant to a stock option agreement dated May 1, 2001. This option was intended to provide shares to be issued upon the exercise of outstanding employee stock options so that the Company’s stockholders would not experience dilution because of the issuance of new shares upon such exercise. Upon completion of the IPO, the former principal stockholder terminated the option by issuing to the Company 2,851,337 shares, representing the excess of the fair value of the stock over the exercise price of the option. The Company then immediately cancelled these shares and they are no longer considered issued and outstanding.

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Transactions under stock option plans

      The following table summarizes the changes in common stock options for all of the common stock option plans described above.

	Number of	Exercise Price	Weighted Average
	Options	Per Share	Exercise Price

Outstanding at March 31, 1999	3,962,452	$2.91 – 13.06	$6.81
Options granted	4,851,604	7.13 – 8.91	7.63
Options cancelled	(254,284)	7.13 – 12.23	9.80

Outstanding at March 31, 2000	8,559,772	2.91 – 13.06	7.21
Options granted	3,991,114	7.13	7.13
Options cancelled	(277,860)	7.13 – 11.88	9.99

Outstanding at March 31, 2001	12,273,026	2.91 – 13.06	7.13
Options granted	1,647,016	7.13 – 19.00	14.11
Options exercised	(1,023,872)	2.91 – 7.13	3.27
Options cancelled	(3,096,254)	7.13 – 19.00	8.06

Outstanding at March 31, 2002	9,799,916	$2.91 – 19.00	$8.42

      Exercise prices for options outstanding at March 31, 2002, are as follows:

			Weighted Average
			Remaining
Range of	Number	Weighted Average	Contractual
Exercise Prices	Outstanding	Exercise Price	Life – Years

$2.91 – 2.91	462,460	$2.91	7.0
5.94 – 7.13	7,407,108	7.11	5.1
8.91 – 13.06	1,054,184	11.25	3.6
19.00 – 19.00	876,164	19.00	9.6

$2.91 – 19.00	9,799,916	$8.42	5.4

      As of March 31, 2002, a total of 547,300 options were exercisable at weighted average exercise prices of $3.49 per share.

      On May 31, 2001, certain employees of the Company exercised options to purchase 1,023,872 shares of Class B nonvoting common stock at a weighted average exercise price of $3.27 per share. The Company advanced funds to the employees equal to the aggregate exercise price of the options, in exchange for full recourse 6.5% promissory notes from the employees.

      The Company has elected to account for stock and stock rights in accordance with APB No. 25. Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation,” established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair values of options granted from the date of the Spin-

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Off, were estimated at the date of grant for each period using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,

	2000	2001	2002

Risk free interest rate	6.0%	4.4%	5.2%
Dividend yield	—	—	—
Weighted average expected lives of options	5 years	6 years	6.5 years
Expected volatility	50%	92%	94%
Weighted average fair values of options granted	$3.28	$4.10	$10.72

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock rights.

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. If the Company had used the fair value accounting provisions of SFAS No. 123, pro forma net income (loss) for each period would have been as follows (in thousands, except per share information):

	Year Ended March 31,

	2000	2001	2002

Pro forma net income (loss)	$911	$(6,271)	$3,987
Pro forma net income (loss) per share:
Basic	$0.07	$(0.45)	$0.29
Diluted	$0.06	$(0.45)	$0.25

      The pro forma results may not necessarily be indicative of future results.

11. Quarterly financial data (unaudited)

      Unaudited summarized financial data by quarter for the years ended March 31, 2001 and 2002 is as follows (in thousands, except per share amounts):

	Fiscal 2001 Quarter Ended

	June 30	September 30	December 31	March 31

Revenues	$14,730	$15,762	$15,733	$17,502
Income (loss) from operations	799	114	(1,332)	(742)
Income (loss) before income taxes	961	207	(1,222)	(636)
Net income (loss)	$865	$175	$(1,110)	$(552)
Earnings (loss) per share:
Basic	$0.06	$0.01	$(0.07)	$(0.04)
Diluted	$0.06	$0.01	$(0.07)	$(0.04)

THE ADVISORY BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Fiscal 2002 Quarter Ended

	June 30	September 30	December 31	March 31

Revenues	$18,530	$19,682	$20,709	$22,049
Income from operations	1,177	1,318	3,614	4,772
Income before income taxes	1,341	1,474	3,666	4,853
Net income	$1,208	$1,327	$4,696	$2,745
Earnings per share:
Basic	$0.08	$0.09	$0.34	$0.23
Diluted	$0.08	$0.08	$0.28	$0.17

Item 9.     Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      Reference is made to the information set forth under the captions “Election of Directors”, “Executive Officers” and Section 16(a) “Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

Item 11.     Executive Compensation.

      Reference is made to the information set forth under the caption “Executive Compensation” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      Reference is made to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

      Reference is made to the information set forth under the caption “Compensation Committee Report on Executive Compensation” and “Certain Relationships and Related Transactions” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	The following financial statements of the registrant and report of independent public accountants are included in item 8 hereof:

Report of Independent Public Accountants
Balance Sheets as of March 31, 2001 and 2002
Statements of Operations for the years ended March 31, 2000, 2001 and 2002
Statements of Changes in Stockholders’ Deficit for the years ended March 31, 2000, 2001 and 2002
Statements of Cash Flows for the years ended March 31, 2000, 2001 and 2002
Notes to Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II — Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

1.1	[Omitted]
*3.1	Certificate of Incorporation.
*3.2	Bylaws.
*4.1	Form of Common Stock Certificate.
5.1	[Omitted]
+*10.1	Employment Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.
*10.2	Noncompetition Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.
*10.3	Noncompetition Agreement, effective as of November 12, 2001, between David G. Bradley and the Advisory Board Company.
*10.4	Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and the Advisory Board Company.
*10.5	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, as executed by The Advisory Board Company and each of Michael A. D’Amato, Jeffrey D. Zients, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.
*10.6	Stock Option Agreement, dated May 1, 2001, between David G. Bradley and the Advisory Board Company
+*10.7	Letter to Jeffrey D. Zients from The Advisory Board Company regarding vesting of unexercised options and Notice of Exercise for Non-qualified Stock Options, dated May 31, 2001, as amended by letter, dated July 30, 2001, to Jeffrey D. Zients from The Advisory Board Company.
*10.8	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Jeffrey D. Zients and The Advisory Board Company.
+*10.9	Class B Nonvoting Common Stock Option Exercise Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company, as amended by letter, dated July 30, 2001, to Michael A. D’Amato from The Advisory Board Company.
*10.10	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company.
+*10.11	The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as amended on October 31, 1997.
+*10.12	Form of Stock Option Agreement pursuant to The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as executed by The Advisory Board Company and each of Frank J. Williams, Jeffrey D. Zients, Michael A. D’Amato, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.
+*10.13	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan, adopted on June 1, 2001.
+*10.14	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan.
+*10.15	The Advisory Board Company Directors’ Stock Plan, adopted on June 1, 2001.
+*10.16	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company Directors’ Stock Plan, as executed by The Advisory Board Company and each of Jeffrey D. Zients and Michael A. D’Amato.
+*10.17	Option Repurchase Plan, dated March 31, 2001, between Richard A. Schwartz and The Advisory Board Company.
+*10.18	Equity Value Agreement, dated October 31, 1997, between Richard A. Schwartz and The Advisory Board Company.

Exhibit
Number	Description of Exhibit

+*10.19	Form of Liquid Markets Agreement, as executed by The Advisory Board Company and each of Scott M. Fassbach and Richard A. Schwartz.
+*10.20	Equity Repurchase Plan, dated August 1997, between Scott M. Fassbach and The Advisory Board Company.
*10.21	Registration Rights Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and the Advisory Board Company
*10.22	Cross Indemnity Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and The Advisory Board Company.
*10.23	Promissory Note, dated December 21, 1999, between David G. Bradley and The Advisory Board Company.
*10.24	Promissory Note, dated March 31, 2001, between Scott A. Schirmeier and The Advisory Board Company.
*10.25	Administrative Services Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.
*10.26	Vendor Contracts Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.
*10.27	Sublease Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.
*10.28	License Agreement, dated January 19, 1999, between The Corporate Executive Board Company and The Advisory Board Company.
*10.29	Lease Guaranty Agreement, dated June 25, 1998, between The Corporate Executive Board Company and The Advisory Board Company.
*10.30	Administrative Services Agreement, dated July 1, 2001, between DGB Enterprises, Inc. and The Advisory Board Company.
*10.31	Lease Assignment Agreement, dated July 1, 1999, between DGB Enterprises, Inc. and The Advisory Board Company.
*10.32	Sublease Agreement, dated January 1, 2000, between DGB Enterprises, Inc. and The Advisory Board Company.
*10.33	Form of Indemnity Agreement to be executed between The Advisory Board Company and certain officers, directors and employees.
+*10.34	Employee Stock Purchase Plan, adopted on October 25, 2001.
*10.35	Letter Agreement, dated October 25, 2001, between The Corporate Executive Board Company and The Advisory Board Company amending the Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and The Advisory Board Company.
**10.36	BB&T Loan Agreement, dated November 9, 2001, by and between Branch Banking and Trust Company and The Advisory Board Company.
21.1	Subsidiaries of the Registrant: None
23.1	Consent of Arthur Andersen LLP
23.2	[Omitted]
24.1	[Omitted]
99.9	Letter to the Securities and Exchange Commission regarding representations made by Arthur Andersen LLP.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on November 9, 2001.

**	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, as filed on February 13, 2002.

+	Compensation arrangement.

(b)(4)	Reports on Form 8-K

      None.

(c)	Exhibits

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(e)	Financial Statement Schedules

      The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission were either not required under the related instructions or they are inapplicable and therefore have been omitted except for Schedule II — Valuation and Qualifying Accounts, which is provided below.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The Advisory Board Company:

      We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of The Advisory Board Company included in this Form 10-K and have issued our report thereon dated April 24, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II — Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland

April 24, 2002

THE ADVISORY BOARD COMPANY

SCHEDULE II — Valuation and Qualifying Accounts

(In thousands)

			Additions
	Balance at	Additions	Charged to	Deductions	Balance at
	Beginning	Charged to	Other	From	End of
	of Year	Revenue	Accounts	Reserve	Year

Year ending March 31, 2000
Reserve for uncollectible revenue	$1,700	$970	$—	$1,246	$1,424

	$1,700	$970	$—	$1,246	$1,424

Year ending March 31, 2001
Reserve for uncollectible revenue	$1,424	$669	$—	$806	$1,287

	$1,424	$669	$—	$806	$1,287

Year ending March 31, 2002
Reserve for uncollectible revenue	$1,287	$1,232	$—	$569	$1,950

	$1,287	$1,232	$—	$569	$1,950

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of May 7, 2002.

The Advisory Board Company

By:	/s/ FRANK J. WILLIAMS

Frank J. Williams
Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. ZIENTS Jeffrey D. Zients	Chairman of the Board of Directors	May 7, 2002

/s/ FRANK J. WILLIAMS Frank J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	May 7, 2002

/s/ DAVID L. FELSENTHAL David L. Felsenthal	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer	May 7, 2002

/s/ MICHAEL A. D’AMATO Michael A. D’Amato	Director	May 7, 2002

/s/ THOMAS E. DONILON Thomas E. Donilon	Director	May 7, 2002

/s/ KELT KINDICK Kelt Kindick	Director	May 7, 2002

/s/ JOSEPH E. LAIRD, JR. Joseph E. Laird, Jr.	Director	May 7, 2002

/s/ LEANNE M. ZUMWALT LeAnne M. Zumwalt	Director	May 7, 2002