Form 10-K/A
period 2002-03-31
ADVISORY BOARD CO
filed 2002-07-29
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended March 31, 2002.

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-33283

THE ADVISORY BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-1468699
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

600 New Hampshire Avenue, N.W	20037
Washington, D.C. 20037	(Zip Code)
(Address of principal executive offices)

202-672-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [  ]

     Based upon the closing price of the registrant’s common stock as of July 22, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant is $122,809,115*.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 22, 2002, The Advisory Board Company had outstanding 12,152,524 shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None.

*	Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

PART III

     The Advisory Board Company hereby amends its Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 10, 2002, to include Part III, Item 10, Item 11, Item 12, and Item 13, as set forth below:

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the names, ages and positions with The Advisory Board Company of the persons who serve as our directors and executive officers.

Name of Director	Age	Position

Jeffrey D. Zients	35	Chairman of the Board
Frank J. Williams	36	Chief Executive Officer and Director
David L. Felsenthal	31	Chief Financial Officer, Secretary and Treasurer
Scott M. Fassbach	42	Chief Research Officer
Richard A. Schwartz	36	General Manager, Research
Scott A. Schirmeier	34	General Manager, Sales and Marketing
Michael A. D’Amato	48	Director
Thomas E. Donilon	47	Director
Kelt Kindick	47	Director
Joseph E. Laird, Jr.	56	Director
LeAnne M. Zumwalt	43	Director

     Jeffrey D. Zients joined us in 1992, served as our Chief Executive Officer from July 1998 until June 2001 and became our Chairman of the Board in June 2001. Mr. Zients also has served as the Chief Operating Officer of DGB Enterprises since October 1997. Prior to July 1998, Mr. Zients held various positions with us, including Chief Operating Officer from 1996 to July 1998. From the time of our spin-off of The Corporate Executive Board Company until April 2001, Mr. Zients was a director of The Corporate Executive Board Company, and was Chairman of the Board of The Corporate Executive Board Company from January 2000 to April 2001. Prior to joining us, Mr. Zients was employed at Mercer Management Consulting and Bain & Company. Mr. Zients received a B.S. from Duke University.

     Frank J. Williams joined us in September 2000 as an Executive Vice President and has been our Chief Executive Officer and a director since June 2001. From June 2000 through January 2001, Mr. Williams was also the President of an affiliated company, eHospital NewCo Inc., focused on developing and delivering health care content to patients and providers via the internet. From May 1999 to May 2000, Mr. Williams served as the President of MedAmerica OnCall, a provider of outsourced services to physician organizations, hospitals, and managed care entities. Mr. Williams also served as a Vice President of Vivra Incorporated and as the General Manager of Vivra Orthopedics, an operational division of Vivra Specialty Partners, a private health care services and technology firm. Earlier in his career, Mr. Williams was employed by Bain & Company. Mr. Williams received a B.A. from University of California, Berkeley, and an M.B.A. from Harvard Business School.

     David L. Felsenthal first joined us in 1992. He has been our Chief Financial Officer, Treasurer and Secretary since April 2001. From September 1999 to March 2001, Mr. Felsenthal was Vice President of an affiliated company, eHospital NewCo Inc., focused on developing and delivering health care content to patients and providers via the internet. From 1997 to 1999, Mr. Felsenthal worked as Director of Business Development and Special Assistant to the CEO/CFO of Vivra Specialty Partners, a private health care services and technology firm. From 1992 through 1995, Mr. Felsenthal held various positions with us, including research analyst, manager and director of the original executive inquiry research department. Mr. Felsenthal received an A.B. degree from Princeton University and an M.B.A. from Stanford University.

     Scott M. Fassbach first joined us in 1987. He has been our Chief Research Officer since March 2000. From 1987 through 1990, and from 1991 through March 2000, Mr. Fassbach served in various management capacities with us. From 1990 to 1991, Mr. Fassbach worked in Ernst & Young’s health care consulting practice. Mr. Fassbach received a B.A. from Johns Hopkins University and an M.A. from Harvard University.

     Richard A. Schwartz joined us in 1992 and has been our General Manager, Research since June 2001. Prior to June 2001, Mr. Schwartz held various management positions in our research programs, including Executive Director, Research from June 1996 to March 2000, and Executive Vice President from March 2000 to May 2001. Mr. Schwartz received a B.A. from Stanford University and an M.B.A. from Duke University.

     Scott A. Schirmeier joined us in 1995 and has been our General Manager, Sales and Marketing, since June 2001. From 1995 to June 2001, Mr. Schirmeier held various management positions overseeing marketing, sales and relationship management functions, including Senior Director, Sales and Relationship Management from July 1998 to March 2000, and Executive Director, Sales and Marketing from March 2000 to June 2001. Mr. Schirmeier received a B.A. from Colby College.

     Michael A. D’Amato served as our Executive Vice President from July 1998 to June 2001, and as our Chief Financial Officer from 1996 until July 1998. He has been a director since June 2001. Since October 1997, Mr. D’Amato also served as the Chief Financial Officer of DGB Enterprises, and was the Chief Financial Officer of The Corporate Executive Board Company from October 1997 until November 1998. Mr. D’Amato was also a member of the board of directors of The Corporate Executive Board Company from July 1998 until November 12, 2001. Mr. D’Amato was a partner at Bain & Company from 1982 to 1995. Mr. D’Amato received a B.S. from Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

     Thomas E. Donilon has been a director since November 2001. Mr. Donilon is presently an Executive Vice President at Fannie Mae, a publicly held national financial services company. Mr. Donilon joined Fannie Mae in 1999 as Senior Vice President, General Counsel and Secretary. From 1997 to 1999, Mr. Donilon was a partner with the international law firm O’Melveny & Myers. From 1993 to 1996, Mr. Donilon served as Assistant Secretary of State for Public Affairs and Chief of Staff to the Secretary of State at the United States Department of State. From 1985 to 1992, Mr. Donilon was an attorney with O’Melveny & Myers. Mr. Donilon received a B.A. from Catholic University of America and a J.D. from the University of Virginia Law School.

     Kelt Kindick has been a director since November 2001. Mr. Kindick is presently a Director at Bain & Company, a privately held management consulting firm. Mr. Kindick spends a portion of his time as Bain & Company’s Chief Investment Officer and is responsible for the firm’s private equity and venture investments. Mr. Kindick joined Bain & Company in 1980, was elected partner in 1986, served as Managing Director of the firm’s Boston office from 1991 to 1996 and as Chairman of the firm’s executive committee from 1998 to 1999. Mr. Kindick received a B.A. from Franklin & Marshall College and an M.B.A. from Harvard Business School.

     Joseph E. Laird, Jr. has been a director since November 2001. Mr. Laird is presently the Chairman and Chief Executive Officer of Laird Squared, LLC, an investment banking company serving the database information services industry. From 1989 to 1998, Mr. Laird was a Managing Director of Veronis, Suhler & Associates, a leading specialty merchant bank that serves the media and information industries. From 1975 to 1989, Mr. Laird held a variety of positions, including senior securities analyst and investment strategist, for PaineWebber Mitchell and Hambrecht & Quist. Mr. Laird serves on the board of directors of FactSet Research Systems, a publicly held financial information services database integrator. Mr. Laird received an A.B. from Franklin & Marshall College and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

     LeAnne M. Zumwalt has been a director since November 2001. Ms. Zumwalt is presently a Vice President of DaVita, Inc., a publicly held provider of dialysis services. From 1997 through 1999, Ms. Zumwalt was the Chief Financial Officer of Vivra Specialty Partners, a privately held health care services and technology firm. From 1991 to 1997, Ms. Zumwalt held several executive positions, including Chief Financial Officer and Treasurer, with Vivra Incorporated, a publicly held provider of dialysis services. Ms. Zumwalt also served on the board of directors of Vivra Incorporated from 1994 to 1997. Prior to joining Vivra Incorporated, Ms. Zumwalt was with Ernst & Young for ten years. Ms. Zumwalt received a B.S. from Pacific Union College.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and 10% stockholders to file forms with the SEC to report their ownership of our stock and any changes in ownership. Anyone required to file forms with the SEC must also send copies of the forms to us. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2002 other than the following: the purchases at our initial public offering on November 16, 2001 by Scott M. Fassbach, David L. Felsenthal, Scott A. Schirmeier, Richard A. Schwartz and Frank J. Williams of 5,000, 1,000, 1,000, 3,000 and 1,000 shares, respectively, of our stock were not initially reported on the Forms 4 filed with the SEC by these individuals with respect to the period during which these transactions occurred. Forms 5 were not filed with the SEC by these individuals; however, amended Forms 4 reporting the foregoing transactions have been filed.

Item 11. Executive Compensation.

     The following table presents certain information concerning compensation earned for services rendered for the fiscal years ended March 31, 2001 and 2002 by the Chief Executive Officer and the four other most highly compensated executive officers (the “Named Officers”):

					Long-Term
					Compensation
		Annual Compensation
	Fiscal				Number of	All Other
Name and Principal Positions	Year	Salary		Bonus	Options	Compensation

Jeffrey D. Zients, Chairman of the	2002	$96,000	(2)	$—	60,624	$1,312,500	(3)
Board (formerly our Chief Executive	2001	$500,000	(2)	$—	—	$—
Officer) (1)
Frank J. Williams, Chief Executive	2002	$487,500		$100,000	267,080	$—
Officer	2001	$164,248	(2)	$—	593,610	$—
David L. Felsenthal, Chief Financial	2002	$286,250		$40,000	84,360	$—
Officer, Secretary and Treasurer (4)	2001	$24,038		$—	151,560	$—
Scott M. Fassbach, Chief Research	2002	$539,500		$10,000	17,000	$—
Officer	2001	$521,950		$—	31,575	$1,400,000	(5)
Richard A. Schwartz, General Manager,	2002	$485,550		$12,000	17,000	$300,000	(5)
Research	2001	$470,100		$—	31,575	$350,000	(5)
Scott A. Schirmeier, General Manager,	2002	$307,750		$55,425	17,000	$—
Sales and Marketing	2001	$276,475		$58,125	168,400	$—

(1)	Mr. Zients resigned from the position of Chief Executive Officer on June 1, 2001. Since June 1, 2001, Mr. Zients has served as Chairman of our Board of Directors, for which he received additional compensation in the amount of $30,000 in fiscal 2002.

(2)	Includes payments by DGB Enterprises, Inc., which were allocated to us for services provided by our Named Officers during fiscal 2001 and 2002.

(3)	Represents the value realized on the exercise of stock options during fiscal 2002. The value was measured as the difference between the exercise price and the fair market value on the date of exercise.

(4)	Mr. Felsenthal has served as our Chief Financial Officer, Secretary and Treasurer since April 1, 2001. Immediately prior to joining us, Mr. Felsenthal was Vice President of eHospital NewCo Inc., a company controlled by our founder that was established to develop and deliver health care content to patients and providers via the internet. In Fiscal 2001, eHospital Newco provided us with its staff to assist in the development of our IT Strategy program, and we reimbursed eHospital Newco for its direct costs related to these services, including a portion of Mr. Felsenthal’s salary.

(5)	Represents payments made pursuant to special equity-based compensation arrangements entered into with selected employees while we were a private company. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any new special equity-based compensation arrangements.

Option Grants in Fiscal 2002

     The following table shows information about stock option grants to the Named Officers during fiscal 2002. These options are included in the Summary Compensation Table above. All options were granted at fair market value under the 1997 Stock Option Plan, the 2001 Stock Option Plan and the Directors’ Stock Plan. The options granted to Messrs. Williams and Felsenthal in May 2001 were granted under the 1997 Stock Option Plan and have seven-year terms. The options granted to Mr. Zients in June 2001 were granted under the Directors’ Stock Plan and have a ten-year term. The options granted in November 2001 were granted under the 2001 Stock Option Plan have ten-year terms. The rules of the Securities and Exchange Commission require us to show hypothetical gains that the Named Officers would have for these options at the end of their ten-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules. They are not our estimate or projection of future stock prices.

     The following table sets forth certain information concerning grants of stock options to each of the Named Officers during fiscal 2002:

Stock Option Grants in Fiscal 2002

	Individual Grants				Potential Realizable
					Value at Assumed
		% of Total			Annual Rates of
		Options			Stock Price
	Number of	Granted to			Appreciation for
	Shares	Employees	Exercise		Option Term
	Underlying	in	Price
Name	Option Grants	Fiscal Year	(per share)	Expiration Date	5%	10%

Jeffrey D. Zients	60,624	3.7%	$8.91	June 1, 2011	$3,953	$326,249
Frank J. Williams	202,080	12.3	7.13	May 30, 2008	125,921	728,990
	65,000	3.9	19.00	November 12, 2011	776,685	1,968,272
David L. Felsenthal	67,360	4.1	7.13	May 30, 2008	41,974	242,997
	17,000	1.0	19.00	November 12, 2011	203,133	514,779
Scott M. Fassbach	17,000	1.0	19.00	November 12, 2011	203,133	514,779
Richard A. Schwartz	17,000	1.0	19.00	November 12, 2011	203,133	514,779
Scott A. Schirmeier	17,000	1.0	19.00	November 12, 2011	203,133	514,779

Aggregated Option Exercises in Fiscal 2002 and Year-End Option Values

     The following table shows information about the value realized on option exercises for each of our Named Officers during fiscal 2002, and the value of their unexercised options at the end of fiscal 2002. Value is measured as the difference between the exercise price and the closing price of our common stock on March 31, 2002, of $32.52 per share.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jeffrey D. Zients	505,200	$1,312,500	565,824	—	$16,247,980	$—
Frank J. Williams	—	—	—	860,690	—	21,081,369
David L. Felsenthal	—	—	—	235,920	—	5,788,219
Scott M. Fassbach	—	—	—	722,175	—	18,134,233
Richard A. Schwartz	—	—	—	469,575	—	11,720,719
Scott A. Schirmeier	—	—	—	294,860	—	7,384,903

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding the beneficial ownership of the Advisory Board Company’s common stock as of July 22, 2002, by (i) each stockholder owning 5% or more of our common stock, (ii) each Named Officer, (iii) each director and (iv) all current directors and executive officers as a group.

	Amount and Nature of
	Beneficial Ownership (1)		Total Equity Stake (2)

Name of Beneficial Owner	Number	Percent	Number	Percent

Jeffrey D. Zients (3)	3,597,024	28.3%	3,597,024	28.3%
David G. Bradley	2,489,214	20.5%	2,489,214	20.5%
Frank J. Williams	1,000	*	861,690	6.6%
Michael A. D’Amato (4)	601,188	4.9%	601,188	4.9%
Thomas E. Donilon	—	—	40,416	*
Kelt Kindick	—	—	40,416	*
Joseph E. Laird, Jr.	—	—	40,416	*
LeAnne M. Zumwalt	—	—	40,416	*
David L. Felsenthal	1,000	*	236,920	1.9%
Scott M. Fassbach	5,000	*	727,175	5.6%
Richard A. Schwartz	3,000	*	472,575	3.7%
Scott A. Schirmeier	1,000	*	295,860	2.4%
FMR Corp. (5)	780,200	6.4%	780,200	6.4%
The TCW Group, Inc. (6)	772,067	6.4%	772,067	6.4%
All current directors and executive	4,209,212	32.9%	6,954,096	44.7%
officers as a group (11 people)

*	Indicates ownership of less than 1%

(1)	Unless indicated in the notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. We have included in shares owned by each stockholder all options held by the stockholder that are currently exercisable or exercisable within 60 days of July 22, 2002.

(2)	The number column indicates the number of shares owned assuming the exercise of all options, whether vested or unvested, without regard to whether or not the options are exercisable within 60 days of July 22, 2002. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options are deemed to be outstanding, whether vested or unvested and without regard to whether or not the options are exercisable within 60 days of July 22, 2002.

(3)	Beneficial ownership includes 565,824 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of July 22, 2002.

(4)	Beneficial ownership includes 82,516 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of July 22, 2002.

(5)	As reported in a Schedule 13G filed on February 13, 2002. The Schedule 13G states that FMR Corp., on behalf of the Edward C. Johnson 3d family, has shared voting and investment power with respect to the shares. The address of FMR Corp. is 82 Devonshire Street, Boston, MA, 02109.

(6)	As reported in a Schedule 13G/A filed on March 11, 2002. The Schedule 13G/A states that The TCW Group, Inc., on behalf of the TCW Business Unit, has shared voting and investment power with respect to the shares. The address of The TCW Group, Inc. is 865 South Figueroa Street, Los Angeles, CA, 90017.

Equity Compensation Plan Information

     The table below provides information about our common stock that, as of March 31, 2002, may be issued upon the exercise of options and rights under the following equity compensation plans (which are all of our equity compensation plans):

•	The Advisory Board Company 1997 Stock Option Plan

•	The Advisory Board Company 2001 Stock Option Plan

•	The Advisory Board Company Directors’ Stock Plan

•	The Advisory Board Company Employee Stock Purchase Plan

Number of
	Number of		securities remaining
	securities to be		available for future
	issued upon	Weighted-average	issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding	Total of
	options, warrants	options, warrants	securities reflected	securities reflected in
	and rights	and rights	in column (a)	columns (a) and (c)
Plan Category	(a)	(b)	(c)	(d)

Equity Compensation Plans Approved by Stockholders	9,799,916	$8.42	3,321,812	13,121,728
Equity Compensation Plans Not Approved by Stockholders	—	—	—	—

Total	9,799,916	$8.42	3,321,812	13,121,728

Item 13. Certain Relationships and Related Transactions.

Transactions with DGB Enterprises, Inc.

     Our founder owns a controlling interest in certain entities that operate in different industries from us. In 1997, our founder created DGB Enterprises, Inc. to manage his various business interests including his ownership in us. To achieve operating efficiencies, DGB Enterprises consolidated certain management and administrative functions for these entities, and assumed the primary lease on office space used by these entities and shared with us. We entered into the following transactions with DGB Enterprises and these other interests:

Management Services

     DGB Enterprises provided us with direct senior management services, which resulted in an allocation in fiscal 2002 in the amount of $96,000, for compensation and related charges for our acting Chief Executive Officer. The Chief Executive Officer services charge was phased out in June 2001 when we hired a permanent Chief Executive Officer. We believe these charges approximate the costs which would have been incurred had we operated on a stand-alone basis.

Administrative Services

     From January 2000 to June 2001, the majority of our administrative functions, including recruiting, career management, facilities and telecommunications, were provided under an administrative services agreement by DGB Enterprises, which provided similar services to all entities under our founder’s control. In July 2001, we entered into a new administrative services agreement whereby we assumed internal management of substantially all these administrative functions while DGB Enterprises continued to provide us with services related to the facilities associated with our shared leased space. Under the new agreement we provide DGB Enterprises, and related entities owned or controlled by our founder, with a variety of administrative services including services related to information technology and support, payroll and accounting and recruiting. This new agreement has a two-year term. Fees for the services provided under all these agreements are based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. We believe these charges approximate the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under all these arrangements in fiscal 2002 in the amount of $1.1 million.

Affiliate Company Charge

     DGB Enterprises assessed a fee for strategic direction and oversight services to us and to each of the entities controlled by our founder. The charge was calculated as a percentage of revenue. As of October 1, 2001, our newly constituted Board of Directors began to provide these services and the affiliate company charge, which amounted to $2.7 million in fiscal 2002, was eliminated.

Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to DGB Enterprises, transferred leasehold improvements related to our office space to DGB Enterprises and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement runs through April 2004. In fiscal 2002 we incurred rent expense under this arrangement of $3.2 million.

Transactions with eHospital Newco, Inc.

     In fiscal 2001, eHospital Newco Inc., a company controlled by our founder that was established to develop and deliver health care content to patients and providers via the internet, provided us with its staff to assist in the development of our IT Strategy program and in the delivery of this program to our members during the first year of its availability. We reimbursed eHospital Newco for its direct costs related to these services and no further services have been provided to us by eHospital Newco.

Transactions with The Corporate Executive Board Company

     In conjunction with the spin-off of The Corporate Executive Board Company and in order to assist in its transition to an independent corporation, we and The Corporate Executive Board Company entered into a royalty free license agreement, an administrative services agreement, a vendor contracts agreement and sublease agreement. In fiscal 2002, net charges of $0.1 million were charged to The Corporate Executive Board Company under the terms of these arrangements. Each of these arrangements has expired or been terminated.

Transactions with our Officers, Directors and Stockholders

     Prior to our initial public offering, we made loans to Jeffrey D. Zients, our Chairman of the Board, and Michael A. D’Amato, one of our directors. In connection with our initial public offering in November 2001, we made cash and noncash distributions of $15.9 million, including these loans, to our then existing stockholders. We also distributed approximately $13.0 million in cash to our founder in May and June 2001. In addition, in April 2001 we funded a loan to Scott A. Schirmeier, our General Manager, Sales and Marketing, which was repaid in December 2001.

     In May 2001, we entered into a stock option agreement with our founder pursuant to which we had an option to purchase 4,564,061 shares of our common stock at $7.13 per share. This option was intended to provide us with shares to be issued upon the exercise of outstanding employee stock options so that our stockholders would not experience dilution because of the issuance of new shares upon such exercise. Our founder terminated this option immediately prior to our initial public offering by transferring shares of our common stock to us in an amount equal to the excess of the fair value of the stock over the exercise price of the option.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized dated as of July 22, 2002.

THE ADVISORY BOARD COMPANY

By:	/s/ Frank J. Williams Frank J. Williams Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Jeffrey D. Zients Jeffrey D. Zients	Chairman of the Board of Directors	July 22, 2002

/s/ Frank J. Williams Frank J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	July 22, 2002

/s/ David L. Felsenthal David L. Felsenthal	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer	July 22, 2002

/s/ Michael A. D’Amato Michael A. D’Amato	Director	July 22, 2002

/s/ Thomas E. Donilon Thomas E. Donilon	Director	July 22, 2002

/s/ Kelt Kindick Kelt Kindick	Director	July 22, 2002

/s/ Joseph E. Laird, Jr. Joseph E. Laird, Jr.	Director	July 22, 2002

/s/ LeAnne M. Zumwalt LeAnne M. Zumwalt	Director	July 22, 2002