Form 10-Q
period 2002-06-30
ADVISORY BOARD CO
filed 2002-08-13
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

Commission File Number: 000-33283

THE ADVISORY BOARD COMPANY
Exact name of registrant as specified in its charter)

Delaware	52-1468699
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

600 New Hampshire Avenue, NW
Washington, D.C. 20037
(202) 672-5600
(Address and phone number of principal executive offices)

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

As of August 9, 2002, we had outstanding 12,152,524 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I.      FINANCIAL INFORMATION
Item 1.        Financial Statements

THE ADVISORY BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2002	March 31, 2002

	(Unaudited)
ASSETS Current assets:
Cash and cash equivalents	$20,294	$23,959
Membership fees receivable, net	15,110	14,099
Prepaid expenses and other current assets	557	943
Deferred income taxes, net	2,323	3,424
Deferred incentive compensation	2,184	1,894

Total current assets	40,468	44,319
Property and equipment, net	3,771	4,187
Marketable securities	6,229	—

Total assets	$50,468	$48,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT Current liabilities:
Deferred revenues	$51,521	$51,538
Accounts payable and accrued liabilities	7,842	7,167
Accrued incentive compensation	3,998	5,659
Special compensation arrangements	429	329

Total current liabilities	63,790	64,693
Long-term liabilities:
Special compensation arrangements	—	400

Total liabilities	63,790	65,093

Stockholders’ deficit:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding as of June 30 and March 31, 2002	—	—
Class A Voting Common Stock, par value $0.01; 20,000 shares authorized, zero shares issued and outstanding as of June 30 and March 31, 2002, respectively	—	—
Class B Nonvoting Common Stock, par value $0.01; 29,980,000 shares authorized, zero shares issued and outstanding as of June 30 and March 31, 2002, respectively	—	—
Common Stock, par value $0.01; 90,000,000 shares authorized, 12,152,524 and 12,149,735 shares issued and outstanding as of June 30 and March 31, 2002, respectively	122	121
Additional paid-in capital	(20,799)	(20,877)
Deferred compensation	(279)	(366)
Accumulated elements of comprehensive income	9	—
Accumulated earnings	7,625	4,535

Total stockholders’ deficit	(13,322)	(16,587)

Total liabilities and stockholders’ deficit	$50,468	$48,506

The accompanying notes are an integral part of these condensed balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	June 30,

	2002	2001

Revenues	$22,929	$18,530

Costs and expenses:
Cost of services (excluding special compensation arrangements expense of $87 and $98)	9,609	9,247
Member relations and marketing	4,513	3,653
General and administrative (excluding special compensation arrangements expense of zero and $33)	2,896	2,516
Depreciation and loss on disposal of fixed assets	581	508
Special compensation arrangements	87	131
Affiliate company charge	—	1,298

Income from operations	5,243	1,177
Interest income	136	164

Income before provision for income taxes	5,379	1,341
Provision for income taxes	2,289	133

Net income	$3,090	$1,208

Earnings per share:
Net income per share – basic	$0.25	$0.08
Net income per share – diluted	$0.19	$0.08
Basic weighted average number of shares outstanding	12,150	14,331
Diluted weighted average number of shares outstanding	16,593	14,786

Pro forma statement of operations data:
Pro forma net income before provision for income taxes		$1,341
Pro forma income tax provision		570

Pro forma net income		$771

Pro forma net income per share – basic		$0.05
Pro forma net income per share – diluted		$0.05
Pro forma diluted weighted average number of shares outstanding		14,617

The accompanying notes are an integral part of these condensed financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$3,090	$1,208
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities – Depreciation	476	508
Loss on disposal of fixed assets	105	—
Special compensation arrangements	(213)	(248)
Deferred income taxes	1,101	133
Amortization of marketable securities premiums	9	—
Changes in operating assets and liabilities:
Membership fees receivable	(1,011)	(1,748)
Prepaid expenses and other current assets	386	(661)
Deferred incentive compensation	(290)	(270)
Payable to/receivable from affiliates	—	(3,109)
Deferred revenues	(17)	339
Accounts payable and accrued liabilities	675	535
Accrued incentive compensation	(1,661)	(948)

Net cash provided by (used in) operating activity	2,650	(4,261)

Cash flows from investing activities:
Purchases of property and equipment	(165)	(499)
Purchase of marketable securities	(6,229)	—

Net cash flows used in investing activities	(6,394)	(499)

Cash flows from financing activities:
Distributions to stockholders	—	(12,971)
Issuance of common stock under employee stock purchase plan	79	—

Net cash provided by (used in) financing activities	79	(12,971)

Net decrease in cash and cash equivalents	(3,665)	(17,731)
Cash and cash equivalents, beginning of period	23,959	20,853

Cash and cash equivalents, end of period	$20,294	$3,122

Supplemental disclosure of cash flow information:
Cash paid during the period for – Income taxes	$840	$—

The accompanying notes are an integral part of these condensed financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Business description and basis of presentation

          The Advisory Board Company (the Company) provides best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. The Company provides members with its best practices research and analysis through discrete annual programs. Each program charges a fixed annual fee and provides members with best practices research reports, executive education and other supporting research services. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable.

          The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed unaudited financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC in May 2002.

          In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of March 31, 2002, has been derived from the financial statements that have been audited by the Company’s independent auditors. The results of operations for the three months ended June 30, 2002, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2003, or any other period within the Company’s fiscal year 2003.

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

          In November 2001, the Company completed its initial public offering in which the Company’s founder and former principal stockholder sold 5,750,000 shares of the Company’s common stock. The Company did not receive any proceeds from this offering. In connection with its initial public offering, the Company changed its tax status from an S Corporation to a C corporation. Shortly before this change the Company made noncash distributions to its stockholders of $13.0 million and cash distributions of $2.9 million.

4.	Summary of significant accounting policies

Use of estimates

          The preparation of the unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

     Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by the Company’s pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is typically 12 months. Fees are generally billable, and revenue recognition begins, when an agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. The Company’s policy is to record the full amount of program agreement fees receivable and related deferred revenue when an agreement is signed by the member. As of June 30, 2002 and March 31, 2002, approximately $0.7 million and $0.6 million, respectively, of deferred revenues were to be recognized beyond the following twelve months.

Deferred incentive compensation

     Direct incentive compensation related to the negotiation of new and renewal memberships is deferred and amortized on a straight line basis over the term of the related memberships.

Pro forma statement of operations data

     Upon completion of the IPO, the Company’s tax status changed from an S corporation to a C corporation. The Company is now subject to federal and state income taxes at prevailing corporate rates. Pro forma net income and pro forma net income per share for the three months ended June 30, 2001 are based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 42.5%. Pro forma diluted weighted average shares outstanding for the three months ended June 30, 2001 incorporate the pro forma tax rate in the treasury stock method.

Unaudited earnings per share

     Basic earnings per share is computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of diluted weighted average common shares outstanding during the period. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	June 30,

	2002	2001

Basic weighted average common shares outstanding	12,150	14,331
Weighted average common share equivalents outstanding	4,443	455

Diluted weighted average common shares outstanding	16,593	14,786

Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The company recorded an unrealized gain on marketable securities of $9,000 during the three months ended June 30, 2002. Comprehensive income was $3.1 million and $1.2 million during the three months ended June 30, 2002 and 2001, respectively.

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

     You should understand that many important factors, including our dependence on the health care industry, our membership-based business model, economic and other conditions in the markets in which we operate, competition, and government regulations, could cause our results to differ materially from those expressed in forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

     We provide best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. We provide members with our best practices research and analysis through discrete annual programs. Each program charges a fixed annual fee and provides members with best practices reports, executive education and other supporting services. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable.

     Our revenues grew 23.7% in the first three months of fiscal 2003 over the first three months of fiscal 2002. We have increased our contract value 23.4% at June 30, 2002 over June 30, 2001. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

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

     As a private company, we entered into the following arrangements which have been or will be discontinued in the near future.

•	We entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to option holders in the absence of a prior public market for our stock. We incurred charges of $87,000 during the first three months of fiscal 2003, and will incur additional charges of approximately $0.3 million in the remaining nine months of fiscal 2003 with respect to arrangements entered into prior to our initial public offering. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

•	We paid affiliate company charges to DGB Enterprises, Inc., a corporation created in 1997 by our founder to manage his various business interests, for strategic direction and oversight. As of October 1, 2001, our newly constituted board of directors began providing this strategic direction and oversight and, consequently, we no longer pay the affiliate company charge.

     Prior to our initial public offering, we were treated as an S corporation for federal income tax purposes. As an S corporation, our taxable income or losses flowed through to, and were reportable by, our stockholders. Accordingly, we made no provision for federal income taxes in our financial statements during the time we were an S corporation. In connection with our initial public offering, our S corporation status terminated and we became subject to federal income taxes at prevailing corporate rates.

Results of operations

     The following table shows statement of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended
	June 30,

	2002	2001

Revenues	100.0%	100.0%

Costs and expenses:
Cost of services (excluding special compensation arrangements expense of 0.4% and 0.5%)	41.9	49.9
Member relations and marketing	19.7	19.7
General and administrative (excluding special compensation arrangements expense of zero and 0.2%)	12.6	13.6
Depreciation and loss on disposal of fixes assets	2.5	2.7
Special compensation arrangements	0.4	0.7
Affiliate company charge	—	7.0

Income from operations	22.9	6.4
Interest income	0.6	0.8

Income before provision for income taxes	23.5	7.2
Provision for income taxes	10.0	0.7

Net income	13.5%	6.5%

Three months ended June 30, 2002 and 2001

     Revenues. Total revenues increased 23.7% to $22.9 million for the three months ended June 30, 2002, from $18.5 million for the three months ended June 30, 2001. The increase in revenues was primarily due to the introduction and expansion of new programs, cross-selling existing programs to existing members and, to a lesser degree, sales to new member organizations and price increases. Our contract value increased 23.4% from $74.2 million at June 30, 2001 to $91.6 million at June 30, 2002. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

     Cost of services. Cost of services increased 3.9% to $9.6 million or 41.9% of revenues for the three months ended June 30, 2002, from $9.2 million or 49.9% of revenues for the three months ended June 30, 2001. The decrease in cost of services as a percentage of revenues reflects the scaling of our programs over our larger revenue base. Because each program offers a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Consequently, while cost of services increased in the three months ended June 30, 2002, it decreased as a percentage of revenues.

     Member relations and marketing. Member relations and marketing costs increased 23.5% to $4.5 million, or 19.7% of revenues for the three months ended June 30, 2002, from $3.7 million, or 19.7% of revenues for the three months ended June 30, 2001. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs associated with adding new members, as well as an increase in member relations personnel and related costs to serve the larger membership base.

     General and administrative. General and administrative expenses increased 15.1% to $2.9 million, or 12.6% of revenues for the three months ended June 30, 2002, from $2.5 million, or 13.6% of revenues for the three months ended June 30, 2001. The decrease in general and administrative expenses as a percentage of revenues reflects the leveraging of resources over our larger revenue base.

     Depreciation and loss on disposal of fixed assets. This amount increased to $581,000 or 2.5% of revenues for the three months ended June 30, 2002, from $508,000 or 2.7% of revenues for the three months ended June 30, 2001, principally due to the disposal of certain office equipment that was not yet fully depreciated. The overall decrease as a percentage of revenues reflects the leveraging of resources over our larger revenue base.

     Special compensation arrangements. Special compensation arrangements expense represents certain equity-based compensation arrangements we entered into with key employees prior to our initial public offering. We recognized special compensation arrangements expense of $87,000 and $131,000 in the three months ended June 30, 2002 and 2001, respectively. We will incur charges of approximately $0.3 in the remaining nine months of fiscal 2003 with respect to special compensation arrangements. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

     Affiliate company charge. The affiliate company charge was eliminated as of October 1, 2001. Accordingly, we did not recognize an affiliate company charge in the three months ended June 30, 2002, compared to $1.3 million in the three months ended June 30, 2001.

     Provision for income taxes. Prior to our initial public offering we were an S corporation and recorded a provision for income taxes related to the District of Columbia only. In connection with our initial public offering, our S corporation status was terminated and we became subject to federal income taxes at prevailing corporate rates. Accordingly, we recorded a provision for income taxes of $2.3 million and $133,000 in the three months ended June 30, 2002 and 2001, respectively.

Liquidity and capital resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $2.7 million for the three months ended June 30, 2002. We used $4.3 million of cash for operating activities for the three months ended June 30, 2001, which included net cash payments for special compensation arrangements of $0.2 million and $3.1 million for the funding of affiliate activities. Cash payments for special compensation arrangements are not expected to materially affect future operating cash flows and we no longer pay an affiliate company charge. As of June 30, 2002, we had approximately $26.5 million in cash and cash equivalents and marketable securities. We believe these funds, together with net positive cash flows from quarterly activities, will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used cash in investing activities of $6.4 million during the three months ended June 30, 2002, consisting of the purchase of marketable securities of $6.2 million and capital expenditures of $0.2 million. In the three months ended June 30, 2001, we used $0.5 million of cash for capital expenditures.

     Cash flows from financing activities. We received $79,000 in connection with the issuance of common stock under our employee stock purchase plan in the three months ended June 30, 2002. As a private company, we made cash distributions to our founder in the amount of $13.0 million in the three months ended June 30, 2001.

     We have entered into a $10 million unsecured revolving credit agreement that may be used for working capital purposes. The credit agreement imposes certain restrictions on us, including restrictions on our ability to grant liens, incur indebtedness, enter into leases, dispose of certain assets and engage in certain other activities. In addition, the credit agreement requires us to maintain certain financial ratios. There have been no borrowings under the credit agreement, and the credit agreement expires on August 31, 2002.

     At June 30, 2002 and March 31, 2002, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Significant Related Party Transactions

Transactions with DGB Enterprises, Inc.

     Our founder owns a controlling interest in certain entities that operate in different industries from us. In 1997, our founder created DGB Enterprises, Inc. to manage his various business interests including his ownership in us. To achieve operating efficiencies, DGB Enterprises consolidated certain management and administrative functions for these entities, and assumed the primary lease on office space used by these entities and shared with us. We entered into the following transactions with DGB Enterprises and these other interests as follows:

     Management Services

     DGB Enterprises provided us with direct senior management services, which resulted in an allocation in the three months ended June 30, 2001 in the amount of $96,000, for compensation and related charges for our acting Chief Executive Officer. The Chief Executive Officer services charge was phased out in June 2001 when we hired a permanent Chief Executive Officer. We believe these charges approximate the costs which would have been incurred had we operated on a stand-alone basis.

     Administrative Services

     From January 2000 to June 2001, the majority of our administrative functions, including recruiting, career management, facilities and telecommunications, were provided under an administrative services agreement by DGB Enterprises, which provided similar services to all entities under our founder’s control. In July 2001, we entered into a new administrative services agreement whereby we assumed internal management of substantially all these administrative functions while DGB Enterprises continued to provide us with services related to the facilities associated with our shared leased space. Under the new agreement we provide DGB Enterprises, and related entities owned or controlled by our founder, with a variety of administrative services including services related to information technology and support, payroll and accounting and recruiting. This new agreement has a two-year term. Fees for the services provided under all these agreements are based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. We believe these charges approximate the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under all these arrangements in the amount of $0.2 million and $0.7 million for the three months ended June 30, 2002 and 2001, respectively.

     Affiliate Company Charge

     DGB Enterprises assessed a fee for strategic direction and oversight services to us and to each of the entities controlled by our founder. The charge was calculated as a percentage of revenue. As of October 1, 2001, our newly constituted Board of Directors began to provide these services and the affiliate company charge, which amounted to $1.3 million in the three months ended June 30, 2001, was eliminated.

     Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to DGB Enterprises, transferred leasehold improvements related to our office space to DGB Enterprises and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement runs through April 2004. We incurred rent expense under this arrangement of $0.9 million and $0.8 million for the three months ended June 30, 2002 and 2001, respectively.

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

Summary of Critical Accounting Policies

Revenue recognition

     Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by our pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is generally 12 months. Fees are generally billable, and revenue recognition begins, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. Our policy is to record the full amount of program agreement fees receivable and related deferred revenue when a letter agreement is signed by the member. As of June 30, 2002 and March 31, 2002, approximately $0.7 million and $0.6 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

Allowance for uncollectible revenue

     Our ability to collect outstanding receivables from our members has an effect on our operating performance and cash flows. This effect is mitigated because memberships, which are predominantly annual contracts, are generally payable by members at the beginning of the contract term. We record an allowance for uncollectible revenue based on our ongoing monitoring of our members’ credit and the aging of receivables.

Property and equipment

     Property and equipment consists of furniture, fixtures, equipment and capitalized software development costs. Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Internal software development costs are accounted for in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and web development costs are accounted for in accordance with EITF 00-2, “Accounting for Web Site Development Costs.” Capitalized internal software development costs and capitalized web development costs are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred.

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe that no such impairment existed as of June 30 or March 31, 2002.

Deferred incentive compensation

     Direct incentive compensation related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of Washington, D.C. tax exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

                              (a)  Exhibits:

None.

Reports on Form 8-K:

On June 14, 2002, we filed a Current Report on Form 8-K relating to our change in auditors from Arthur Andersen LLP to Ernst & Young LLP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on August 9, 2002.

THE ADVISORY BOARD COMPANY

By:	/s/ Frank J. Williams Frank J. Williams Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ David L. Felsenthal David L. Felsenthal Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer