Form 10-Q
period 2002-09-30
ADVISORY BOARD CO
filed 2002-11-14
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Yes [X]        No [   ]

As of November 13, 2002, we had outstanding 14,592,363 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE ADVISORY BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	March 31, 2002

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$22,201	$23,959

Membership fees receivable, net	8,670	14,099

Prepaid expenses and other current assets	810	943

Deferred income taxes, net	2,883	3,424

Deferred incentive compensation	1,948	1,894

Total current assets	36,512	44,319

Property and equipment, net	3,433	4,187

Marketable securities	16,378	—

Total assets	$56,323	$48,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Deferred revenues	$48,702	$51,538

Accounts payable and accrued liabilities	11,998	7,167

Accrued incentive compensation	4,713	5,659

Special compensation arrangements	400	329

Total current liabilities	65,813	64,693

Long-term liabilities:

Special compensation arrangements	—	400

Deferred income taxes	162	—

Total liabilities	65,975	65,093

Stockholders’ deficit:

Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding as of September 30 and March 31, 2002, respectively	—	—

Common Stock, par value $0.01; 90,000,000 shares authorized, 12,156,397 and 12,149,735 shares issued and outstanding as of September 30 and March 31, 2002, respectively	122	121

Additional paid-in capital	(20,701)	(20,877)

Deferred compensation	(167)	(366)

Accumulated elements of comprehensive income	220	—

Accumulated earnings	10,874	4,535

Total stockholders’ deficit	(9,652)	(16,587)

Total liabilities and stockholders’ deficit	$56,323	$48,506

The accompanying notes are an integral part of these condensed balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$24,488	$19,682	$47,417	$38,212

Costs and expenses:

Cost of services (excluding special compensation arrangements expense of $112, $184, $199 and $282)	10,708	8,844	20,317	18,091

Member relations and marketing	4,697	3,822	9,210	7,475

General and administrative (excluding special compensation arrangements expense of $0, $802 $0 and $835)	3,043	2,778	5,939	5,294

Depreciation and loss on disposal of fixed assets	462	556	1,043	1,064

Special compensation arrangements	112	986	199	1,117

Affiliate company charge	—	1,378	—	2,676

Income from operations	5,466	1,318	10,709	2,495

Interest income	184	156	320	320

Income before provision for income taxes	5,650	1,474	11,029	2,815

Provision for income taxes	2,401	147	4,690	280

Net income	$3,249	$1,327	$6,339	$2,535

Earnings per share:

Net income per share – basic	$0.27	$0.09	$0.52	$0.17

Net income per share – diluted	$0.20	$0.08	$0.38	$0.16

Basic weighted average number of shares outstanding	12,153	14,999	12,151	14,665

Diluted weighted average number of shares outstanding	16,362	16,446	16,477	15,616

Pro forma statement of operations data:

Pro forma net income before provision for income taxes		$1,474		$2,815

Pro forma provision for income taxes		626		1,196

Pro forma net income		$848		$1,619

Pro forma net income per share – basic		$0.06		$0.11

Pro forma net income per share – diluted		$0.05		$0.11

Pro forma diluted weighted average number of shares outstanding		15,929		15,273

The accompanying notes are an integral part of these condensed financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:

Net income	$6,339	$2,535

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities –

Depreciation	938	1,014

Loss on disposal of fixed assets	105	50

Special compensation arrangements	(129)	380

Deferred income taxes	541	280

Amortization of marketable securities premiums	82	—

Changes in operating assets and liabilities:

Membership fees receivable	5,429	2,255

Prepaid expenses and other current assets	133	(136)

Deferred incentive compensation	(54)	(164)

Payable to/receivable from affiliates	—	(4,542)

Deferred revenues	(2,836)	(3,899)

Accounts payable and accrued liabilities	4,831	792

Accrued incentive compensation	(946)	(298)

Net cash provided by (used in) operating activities	14,433	(1,733)

Cash flows from investing activities:

Purchases of property and equipment	(289)	(520)

Purchases of marketable securities	(16,079)	—

Net cash flows used in investing activities	(16,368)	(520)

Cash flows from financing activities:

Distributions to stockholder	—	(12,971)

Issuance of common stock under employee stock purchase plan	177	—

Net cash provided by (used in) financing activities	177	(12,971)

Net decrease in cash and cash equivalents	(1,758)	(15,224)

Cash and cash equivalents, beginning of period	23,959	20,853

Cash and cash equivalents, end of period	$22,201	$5,629

Supplemental disclosure of cash flow information:

Cash paid during the period for – Income taxes	$1,000	$270

The accompanying notes are an integral part of these condensed financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Business description and basis of presentation

         The Advisory Board Company (the Company) provides best practices research and analysis across the health care industry, focusing on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges.

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

         In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of March 31, 2002, has been derived from the financial statements that have been audited by the Company’s independent auditors. The results of operations for the three and six months ended September 30, 2002, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2003, or any other period within the Company’s fiscal year 2003.

2.	Reincorporation and stock split

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

         On October 26, 2001, the Company effected a 16.84-for-1 stock split of its Class A voting shares and Class B nonvoting shares. All share and per share amounts have been retroactively adjusted to give effect to this action. In addition, all the Class A and Class B shares were converted to shares of Common Stock. In August 2002, the Company retired its Class A Voting Common Stock and its Class B Nonvoting Common Stock.

3.	Initial public offering of common stock

         In November 2001, the Company completed its initial public offering (IPO) in which the Company’s founder and former principal stockholder sold 5,750,000 shares of the Company’s common stock. The Company did not receive any proceeds from this offering. In connection with its initial public offering, the Company changed its tax status from an S Corporation to a C corporation. Shortly before this change the Company made noncash distributions to its stockholders of $13.0 million and cash distributions of $2.9 million.

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

Revenue recognition

         Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by the Company’s pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is typically 12 months. Fees are generally billable, and revenue recognition begins, when an agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. The Company’s policy is to record the full amount of program agreement fees receivable and related deferred revenue when an agreement is signed by the member. As of September 30, 2002 and March 31, 2002, approximately $0.2 million and $0.6 million, respectively, of deferred revenues were to be recognized beyond the following twelve months.

Deferred incentive compensation

         Direct incentive compensation related to the negotiation of new and renewal memberships is deferred and amortized on a straight line basis over the term of the related memberships.

Earnings per share

         Basic earnings per share is computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of diluted weighted average common shares and common share equivalents outstanding during the period. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method, which assumes the proceeds from the exercise of the options, and the estimated tax savings associated with the company’s income tax deduction at the nonqualified options’ exercise using the company’s prevailing tax rates, are used to buy back shares. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic weighted average common shares outstanding	12,153	14,999	12,151	14,665

Weighted average common share equivalents outstanding	4,209	1,447	4,326	951

Diluted weighted average common shares outstanding	16,362	16,446	16,477	15,616

Pro forma statement of operations data

         Upon completion of the IPO, the Company’s tax status changed from an S corporation to a C corporation. The Company is now subject to federal and state income taxes at prevailing corporate rates. Pro forma net income and pro forma net income per share for the three and six months ended September 30, 2001 are based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 42.5%. Pro forma diluted weighted average shares outstanding for the three and six months ended September 30, 2001 incorporate the pro forma tax rate in the treasury stock method.

Comprehensive income

         Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The company recorded an unrealized gain on marketable securities of $211,000 and $220,000 during the three and six months ended September 30, 2002. Comprehensive income was $3.5 million, $1.3 million, $6.6 million, and $2.5 million during the three and six months ended September 30, 2002 and 2001, respectively.

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

         Our revenues grew 24.1% in the first six months of fiscal 2003 over the first six months of fiscal 2002, and grew 24.4% in the three months ended September 30, 2002 over the three months ended September 30, 2001. We have increased our contract value 24.1% at September 30, 2002 over September 30, 2001. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

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

         As a private company, we entered into the following arrangements which have been or will be discontinued in the near future.

•	We entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to option holders in the absence of a prior public market for our stock. We incurred charges of $199,000 during the first six months of fiscal 2003, and will incur additional charges of approximately $167,000 in the remaining six months of fiscal 2003 with respect to arrangements entered into prior to our initial public offering. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

•	We paid affiliate company charges to DGB Enterprises, Inc., a corporation created in 1997 by our founder to manage his various business interests, for strategic direction and oversight. As of October 1, 2001, our newly constituted board of directors began providing this strategic direction and oversight and, consequently, we no longer pay the affiliate company charge.

         Prior to our initial public offering, we were treated as an S corporation for federal income tax purposes. As an S corporation, our taxable income or losses flowed through to, and were reportable by, our stockholders. Accordingly, we made no provision for federal income taxes in our financial statements during the time we were an S corporation. In connection with our initial public offering, our S corporation status terminated and we became subject to federal income taxes at prevailing corporate rates. The impact of this change resulted in a one-time tax benefit for income taxes of $1.6 million recognized upon our conversion from an S corporation to a C corporation at the time of our initial public offering.

Results of operations

         The following table shows our statements of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:

Cost of services (excluding special compensation arrangements expense of 0.5%, 0.9%, 0.4% and 0.7%)	43.7	44.9	42.9	47.3

Member relations and marketing	19.2	19.4	19.4	19.6

General and administrative (excluding special compensation arrangements expense of 0.0%, 4.1%, 0.0% and 2.2%)	12.4	14.1	12.5	13.9

Depreciation and loss on disposal of fixed assets	1.9	2.9	2.2	2.8

Special compensation arrangements	0.5	5.0	0.4	2.9

Affiliate company charge	—	7.0	—	7.0

Income from operations	22.3	6.7	22.6	6.5

Interest income	0.8	0.8	0.7	0.8

Income before provision for income taxes	23.1	7.5	23.3	7.3

Provision for income taxes	9.8	0.8	9.9	0.7

Net income	13.3%	6.7%	13.4%	6.6%

Three and six months ended September 30, 2002 and 2001

         Revenues. Total revenues increased 24.4% to $24.5 million for the three months ended September 30, 2002, from $19.7 million for the three months ended September 30, 2001. Total revenues increased 24.1% to $47.4 million for the six months ended September 30, 2002, from $38.2 million for the six months ended September 30, 2001. The increase in revenues was primarily due to the introduction and expansion of new programs, cross-selling existing programs to existing members and, to a lesser degree, sales to new member organizations and price increases. We now offer 16 membership programs, as compared to 13 as of September 30, 2001. Our contract value increased 24.1% to $96.3 million at September 30, 2002 from $77.6 million at September 30, 2001.

         Cost of services. Cost of services increased 21.1% to $10.7 million or 43.7% of revenues for the three months ended September 30, 2002, from $8.8 million or 44.9% of revenues for the three months ended September 30, 2001. Cost of services increased 12.3% to $20.3 million or 42.9% of revenues for the six months ended September 30, 2002, from $18.1 million or 47.3% of revenues for the six months ended September 30, 2001. The decrease in cost of services as a percentage of revenues reflects the scaling of our programs over our larger revenue base. Because each program offers a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Consequently, while cost of services increased in the three and six months ended September 30, 2002, it decreased as a percentage of revenues.

         Member relations and marketing. Member relations and marketing costs increased 22.9% to $4.7 million, or 19.2% of revenues for the three months ended September 30, 2002, from $3.8 million, or 19.4% of revenues for the three months ended September 30, 2001. Member relations and marketing costs increased 23.2% to $9.2 million, or 19.4% of revenues for the six months ended September 30, 2002, from $7.5 million, or 19.6% of revenues for the six months ended September 30, 2001. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs associated with the introduction of new memberships, as well as an increase in member relations personnel and related costs to serve the larger membership base.

         General and administrative. General and administrative expenses increased 9.5% to $3.0 million, or 12.4% of revenues for the three months ended September 30, 2002, from $2.8 million, or 14.1% of revenues for the three months ended September 30, 2001. General and administrative expenses increased 12.2% to $5.9 million, or 12.5% of revenues for the six months ended September 30, 2002, from $5.3 million, or 13.9% of revenues for the six months ended September 30, 2001. The decrease in general and administrative expenses as a percentage of revenues reflects the leveraging of resources over our larger revenue base.

         Depreciation and loss on disposal of fixed assets. This amount decreased 16.9% to $462,000 for the three months ended September 30, 2002, from $556,000 for the three months ended September 30, 2001. Depreciation expense decreased 2.0% to $1.0 million for the six months ended September 30, 2002, from $1.1 million for the six months ended September 30, 2001. The decrease was principally due to lower capital expenditures in fiscal 2003 and fiscal 2002 as compared to prior years.

         Special compensation arrangements. Special compensation arrangements expense represents certain equity-based compensation arrangements we entered into with key employees prior to our initial public offering. We recognized special compensation arrangements expense of $112,000, $1.0 million, $199,000 and $1.1 million in the three and six months ended September 30, 2002 and 2001, respectively. We will incur charges of approximately $167,000 in the remaining six months of fiscal 2003 with respect to special compensation arrangements. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

         Affiliate company charge. The affiliate company charge was eliminated as of October 1, 2001. Accordingly, we did not recognize an affiliate company charge in the three and six months ended September 30, 2002, compared to $1.4 million and $2.7 million in the three and six months ended September 30, 2001, respectively.

         Provision for income taxes. Prior to our initial public offering we were an S corporation and recorded a provision for income taxes related to the District of Columbia only. In connection with our initial public offering, our S corporation status was terminated and we became subject to federal income taxes at prevailing corporate rates. Accordingly, we recorded a provision for income taxes of $2.4 million, $147,000, $4.7 million and $280,000 in the three and six months ended September 30, 2002 and 2001, respectively.

Liquidity and capital resources

         Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $14.4 million for the six months ended September 30, 2002. We used $1.7 million of cash for operating activities for the six months ended September 30, 2001, which included $4.5 million for the funding of affiliate activities. As of October 1, 2001, we no longer pay an affiliate company charge. As of September 30, 2002, we had approximately $38.6 million in cash and cash equivalents and marketable securities. We believe these funds, together with net positive cash flows from operating activities, will satisfy working capital, financing, and capital expenditure requirements for at least the next twelve months.

         Cash flows from investing activities. We used cash in investing activities of $16.4 million during the six months ended September 30, 2002, consisting of the purchase of marketable securities of $16.1 million and capital expenditures of $289,000. In the six months ended September 30, 2001, we used $520,000 of cash for capital expenditures.

         Cash flows from financing activities. We received $177,000 in connection with the issuance of common stock under our employee stock purchase plan in the six months ended September 30, 2002. In the six months ended September 30, 2001, as a private company, we made cash distributions to our former principal stockholder in the amount of $13.0 million.

         In November 2002, we entered into a $10 million unsecured revolving credit agreement for working capital purposes. The credit agreement imposed certain restrictions on us, including restrictions on our ability to grant liens, incur indebtedness, enter into leases, dispose of certain assets and engage in certain other activities. In addition, the credit agreement required us to maintain certain financial ratios. There were no borrowings under the credit agreement, and the credit agreement expired on August 31, 2002.

         At September 30, 2002 and March 31, 2002, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Secondary offering of common stock and exercise of certain options

         On November 12, 2002, the Securities and Exchange Commission declared effective our registration statement covering the sale of 3.75 million shares of our common stock (approximately 4.3 million if the underwriters’ over-allotment option is exercised in full). All of the shares of common stock offered pursuant to the registration statement were sold by selling stockholders. We did not directly receive any proceeds from the sale of shares of common stock by these selling stockholders. Options granted to 94 option holders under our 1997 and 2001 stock-based incentive compensation plans to purchase approximately 2.4 million shares (approximately 2.6 million shares if the underwriters’ over-allotment option is exercised in full) of our common stock, substantially all of which vested and became exercisable on November 12, 2002, were exercised by the selling stockholders to acquire shares being sold in the offering. Since a number of the shares offered were issued upon the exercise of outstanding stock options, we received approximately $19.7 million (and will receive approximately $20.7 million if the underwriters’ over-allotment option is exercised in full) from the selling stockholders in payment of their option exercise prices. We will use these funds for general corporate purposes.

         We will incur a payroll tax expense in the three months ended December 31, 2002 reflecting additional Federal Insurance Corporation Act taxes that we will become obligated to pay as a result of the taxable income that our employees will receive upon the exercise of the options exercised in conjunction with our secondary offering. This payroll tax expense will be approximately $735,000 ($778,000 if the underwriters’ over-allotment option is exercised in full). We will incur additional compensation expense for tax reporting purposes, but not for financial reporting purposes, that will increase our deferred tax asset to reflect allowable tax deductions that will be realized in the determination of our income tax liability and therefore reduce our future income tax payments. Our deferred tax asset will increase by approximately $19.5 million ($20.7 million if the underwriters’ over-allotment option is exercised in full). Although our provision for income taxes for financial reporting purposes will not change, our actual cash payments will be reduced as we utilize our deferred tax asset. As a result of the receipt of cash for the exercise of options, the incurrence of additional compensation expense and the recognition of a deferred tax asset, our stockholders’ equity will increase by $38.4 million ($40.6 million if the underwriters’ over-allotment option is exercised in full).

Significant Related Party Transactions

Transactions with DGB Enterprises, Inc.

         Our former principal stockholder owns a controlling interest in certain entities that operate in different industries from us. In 1997, he created DGB Enterprises, Inc. to manage his various business interests including his ownership in us. To achieve operating efficiencies, DGB Enterprises, Inc. consolidated certain management and administrative functions for these entities, and assumed the primary lease on office space used by these entities and shared with us. We entered into the following transactions with DGB Enterprises, Inc. and these other interests as follows:

         Management Services

         DGB Enterprises, Inc. provided us with direct senior management services, which resulted in an allocation in the three and six months ended September 30, 2001 in the amount of $0 and $96,000, respectively, for compensation and related charges for our acting Chief Executive Officer. The Chief Executive Officer services charge was phased out in June 2001 when we hired a permanent Chief Executive Officer. We believe these charges approximate the costs which would have been incurred had we operated on a stand-alone basis.

         Administrative Services

         From January 2000 to June 2001, the majority of our administrative functions, including recruiting, career management, facilities and telecommunications, were provided under an administrative services agreement by DGB Enterprises, Inc., which provided similar services to all entities under our former principal stockholder’s control. In July 2001, we entered into a new administrative services agreement whereby we assumed internal management of substantially all these administrative functions while DGB Enterprises, Inc. continued to provide us with services related to the facilities associated with our shared leased space. Under the new agreement we provide DGB Enterprises, Inc., and related entities owned or controlled by our former principal stockholder, with a variety of administrative services including services related to information technology and support, payroll and accounting and recruiting. This new agreement has a two-year term. Fees for the services provided under all these agreements are based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. We believe these charges approximate the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under all these arrangements in the amount of $179,000, $118,000, $345,000 and $568,000 for the three and six months ended September 30, 2002 and 2001, respectively.

         Affiliate Company Charge

         DGB Enterprises, Inc. assessed a fee for strategic direction and oversight services to us and to each of the entities controlled by our former principal stockholder. The charge was calculated as a percentage of revenue. As of October 1, 2001, our newly constituted Board of Directors began to provide these services and the affiliate company charge, which amounted to $1.4 million and $2.7 million in the three and six months ended September 30, 2001, respectively, was eliminated.

         Lease and Sublease Agreements

         In fiscal 2000 we assigned our office lease to DGB Enterprises, Inc., transferred leasehold improvements related to our office space to DGB Enterprises, Inc. and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement runs through April 2004. We incurred rent expense under this arrangement of $0.8 million, $0.8 million, $1.7 million and $1.6 million for the three and six months ended September 30, 2002 and 2001, respectively.

Transactions with The Corporate Executive Board Company

         In conjunction with the spin-off of The Corporate Executive Board Company in 1997, and in order to assist in its transition to an independent corporation, we and The Corporate Executive Board Company entered into a royalty free license agreement, an administrative services agreement, a vendor contracts agreement and sublease agreement. Each of these arrangements has expired or been terminated.

Transactions with our Officers, Directors and Stockholders

         Prior to our initial public offering, we made loans to Jeffrey D. Zients, our Chairman of the Board, and Michael A. D’Amato, one of our directors. In connection with our initial public offering in November 2001, we made cash and noncash distributions of $15.9 million, including these loans, to our then existing stockholders. We also distributed approximately $13.0 million in cash to our former principal stockholder in May and June 2001. In addition, in April 2001 we funded a loan to Scott A. Schirmeier, our General Manager, Sales and Marketing, which was repaid in December 2001.

         In May 2001, we entered into a stock option agreement with our former principal stockholder pursuant to which we had an option to purchase 4,564,061 shares of our common stock at $7.13 per share. This option was intended to provide us with shares to be issued upon the exercise of outstanding employee stock options so that our stockholders would not experience dilution because of the issuance of new shares upon such exercise. Our former principal stockholder terminated this option immediately prior to our initial public offering by transferring shares of our common stock to us in an amount equal to the excess of the fair value of the stock over the exercise price of the option. We then immediately cancelled these shares and they are no longer considered issued and outstanding.

Summary of Critical Accounting Policies

Revenue recognition

         Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by our pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is generally 12 months. Fees are generally billable, and revenue recognition begins, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. Our policy is to record the full amount of program agreement fees receivable and related deferred revenue when a letter agreement is signed by the member. As of September 30, 2002 and March 31, 2002, approximately $0.2 million and $0.6 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

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

Earnings per share

         Basic earnings per share is computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of diluted weighted average common shares and common share equivalents outstanding during the period. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method, which assumes the proceeds from the exercise of the options, and the estimated tax savings associated with the company’s income tax deduction at the options’ exercise using the company’s prevailing tax rates, are used to buy back shares.

Concentrations of credit risk

         Financial instruments that potentially expose us to significant concentrations of credit risk consist principally of cash and cash equivalents and membership fees receivable. We maintain cash and cash equivalents with financial institutions. The concentration of credit risk with respect to membership fees receivable is generally diversified due to our large number of members. However, we may be exposed to a declining membership base in periods of unforeseen market downturns, severe competition or regulatory developments. We perform periodic evaluations of the financial institutions and our membership base and establish allowances for potential credit losses.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards Nos. 133, 137 and 138, all of which provide guidance on derivative instruments and hedging activities. We implemented these standards effective April 1, 2001. The implementation did not have a material effect on our financial statements because we do not have any derivative instruments or hedging activities.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supersedes SFAS 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. We do not believe that implementation of SFAS 144 will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. Treasury obligations with maturities of less than three months. Marketable securities consist of Washington, D.C. tax exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

Item 4. Controls and Procedures.

         Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         We are not currently a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3. Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

On August 7, 2002, we filed a Current Report on Form 8-K indicating that we filed with the Secretary of State of the State of Delaware a Certificate of Retirement of our Class A Voting Common Stock and Class B Non-Voting Common Stock.

On August 13, 2002, we filed a Current Report on Form 8-K furnishing the certifications of our Chief Executive Officer and our Chief Financial Officer required under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on November 14, 2002.

THE ADVISORY BOARD COMPANY

By:	/s/ Frank J. Williams

Frank J. Williams Chief Executive Officer (Principal Executive Officer) and Director

/s/ David L. Felsenthal

David L. Felsenthal Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

CERTIFICATIONS

I, Frank J. Williams, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of The Advisory Board Company;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of The Advisory Board Company as of, and for, the periods presented in this quarterly report;

         4.     The Advisory Board Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for The Advisory Board Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to The Advisory Board Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of The Advisory Board Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The Advisory Board Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to The Advisory Board Company’s auditors and the audit committee of The Advisory Board Company’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect The Advisory Board Company’s ability to record, process, summarize and report financial data and have identified for The Advisory Board Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in The Advisory Board Company’s internal controls; and

         6.     The Advisory Board Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Frank J. Williams

Frank J. Williams, Chief Executive Officer and Director

I, David L. Felsenthal, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of The Advisory Board Company;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of The Advisory Board Company as of, and for, the periods presented in this quarterly report;

         4.     The Advisory Board Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for The Advisory Board Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to The Advisory Board Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of The Advisory Board Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The Advisory Board Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to The Advisory Board Company’s auditors and the audit committee of The Advisory Board Company’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect The Advisory Board Company’s ability to record, process, summarize and report financial data and have identified for The Advisory Board Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in The Advisory Board Company’s internal controls; and

         6.     The Advisory Board Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ David L. Felsenthal

David L. Felsenthal, Chief Financial Officer, Secretary and Treasurer