Form 10-Q
period 2002-12-31
ADVISORY BOARD CO
filed 2003-02-14
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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

Yes [X] No [   ]

As of February 10, 2003, we had outstanding 14,735,946 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements
THE ADVISORY BOARD COMPANY
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)

	December 31, 2002	March 31, 2002

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$44,368	$23,959

Membership fees receivable, net	17,660	14,099

Prepaid expenses and other current assets	1,495	943

Deferred income taxes	14,573	3,424

Deferred incentive compensation	2,541	1,894

Total current assets	80,637	44,319

Property and equipment, net	3,208	4,187

Marketable securities	31,764	—

Total assets	$115,609	$48,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Deferred revenues	$66,467	$51,538

Accounts payable and accrued liabilities	6,382	7,167

Accrued incentive compensation	6,842	5,659

Special compensation arrangements	400	329

Total current liabilities	80,091	64,693

Long-term liabilities:

Special compensation arrangements	—	400

Deferred income taxes	235	—

Total liabilities	80,326	65,093

Stockholders’ equity (deficit):

Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding as of December 31 and March 31, 2002, respectively	—	—

Common Stock, par value $0.01; 90,000,000 shares authorized, 14,735,946 and 12,149,735 shares issued and outstanding as of December 31 and March 31, 2002, respectively	147	121

Additional paid-in capital	20,745	(20,877)

Deferred compensation	(83)	(366)

Accumulated elements of comprehensive income	331	—

Accumulated earnings	14,143	4,535

Total stockholders’ equity (deficit)	35,283	(16,587)

Total liabilities and stockholders’ equity (deficit)	$115,609	$48,506

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	$25,865	$20,709	$73,282	$58,921

Costs and expenses:

Cost of services (excluding special compensation and stock option related expenses of $333, $181, $532 and $464)	10,726	9,445	31,043	27,536

Member relations and marketing (excluding special compensation and stock option related expenses of $133, $0, $133 and $0)	5,285	4,356	14,495	11,831

General and administrative (excluding special compensation and stock option related expenses of $399, $3, $399 and $837)	3,192	2,637	9,131	7,931

Depreciation and loss on disposal of fixed assets	383	473	1,426	1,537

Special compensation and stock option related expenses	865	184	1,064	1,301

Affiliate company charge	—	—	—	2,676

Income from operations	5,414	3,614	16,123	6,109

Interest income	269	52	589	372

Income before (provision) benefit for income taxes	5,683	3,666	16,712	6,481

(Provision) benefit for income taxes	(2,414)	1,030	(7,104)	750

Net income	$3,269	$4,696	$9,608	$7,231

Earnings per share:

Net income per share – basic	$0.24	$0.35	$0.76	$0.51

Net income per share – diluted	$0.19	$0.28	$0.58	$0.45

Basic weighted average number of shares outstanding	13,500	13,482	12,612	14,270

Diluted weighted average number of shares outstanding	17,126	16,790	16,695	15,929

Pro forma statement of operations data:

Pro forma net income before provision for income taxes		$3,666		$6,481

Pro forma provision for income taxes		(1,558)		(2,754)

Pro forma net income		$2,108		$3,727

Pro forma net income per share – basic		$0.16		$0.26

Pro forma net income per share – diluted		$0.13		$0.23

Pro forma diluted weighted average number of shares outstanding		16,790		15,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Nine Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:

Net income	$9,608	$7,231

Adjustments to reconcile net income to net cash flows provided by operating activities –

Depreciation	1,321	1,463

Loss on disposal of fixed assets	105	74

Special compensation arrangements	(46)	157

Deferred income taxes	2,876	(1,326)

Amortization of marketable securities premiums	179	—

Changes in operating assets and liabilities:

Membership fees receivable	(3,561)	(10,152)

Prepaid expenses and other current assets	(552)	(226)

Deferred incentive compensation	(647)	(1,287)

Payable to/receivable from affiliates	—	(6,528)

Deferred revenues	14,929	13,370

Accounts payable and accrued liabilities	5,853	1,965

Accrued incentive compensation	1,183	1,970

Net cash provided by operating activities	31,248	6,711

Cash flows from investing activities:

Purchases of property and equipment	(447)	(660)

Purchases of marketable securities	(31,378)	—

Net cash flows used in investing activities	(31,825)	(660)

Cash flows from financing activities:

Proceeds on issuance of stock from exercise of stock options	20,684	—

Reimbursement of offering costs	992	—

Payment of offering of costs	(956)	(2,922)

Distributions to stockholder	—	(12,971)

Issuance of common stock under employee stock purchase plan	266	—

Net cash provided by (used in) financing activities	20,986	(15,893)

Net increase (decrease) in cash and cash equivalents	20,409	(9,842)

Cash and cash equivalents, beginning of period	23,959	20,853

Cash and cash equivalents, end of period	$44,368	$11,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC in May 2002.

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of March 31, 2002, has been derived from the financial statements that have been audited by the Company’s independent auditors. The consolidated results of operations for the three and nine months ended December 31, 2002, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2003, or any other period within the Company’s fiscal year 2003.

2. Reincorporation and stock split

     To change its state of incorporation, the Company was merged into a newly formed Delaware corporation in August 2001. No effect was given to this reincorporation for accounting purposes. The new corporation was authorized to issue 125,000,000 shares of stock consisting of:

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

3. Public offerings of common stock

     In November 2002 certain stockholders sold 4,312,500 shares of the Company’s common stock in a registered public offering. The Company did not directly receive any proceeds from the sale of its common stock pursuant to this offering; however, the Company did receive cash from the exercise of common stock options in conjunction with the offering. In addition, the Company recognized $782,000 in compensation expense reflecting additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the offering. The additional FICA taxes are included within “Special compensation and stock option related expenses” on the condensed statements of operations.

     In November 2001, the Company completed its initial public offering (IPO) in which the Company’s founder and former principal stockholder sold 5,750,000 shares of the Company’s common stock. The Company did not receive any proceeds from this offering. In connection with the IPO, the Company changed its tax status from an S Corporation to a C corporation. Shortly before this change the Company made noncash distributions to its stockholders of $13.0 million and cash distributions of $2.9 million.

4. Earnings per share

     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares and common share equivalents outstanding during the period. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method, which assumes the proceeds from the exercise of the options, and the estimated tax savings associated with the company’s income tax deduction at the nonqualified options’ exercise using the company’s prevailing tax rates, are used to buy back shares. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Basic weighted average common shares outstanding	13,500	13,482	12,612	14,270

Weighted average common share equivalents outstanding	3,626	3,308	4,083	1,659

Diluted weighted average common shares outstanding	17,126	16,790	16,695	15,929

5. Pro forma statement of operations data

     Upon completion of the IPO, the Company’s tax status changed from an S corporation to a C corporation. The Company is now subject to federal and state income taxes at prevailing corporate rates. Pro forma net income and pro forma net income per share for the three and nine months ended December 31, 2001 are based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 42.5%. Pro forma diluted weighted average shares outstanding for the three and nine months ended December 31, 2001 incorporate the pro forma tax rate in the treasury stock method.

6. Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The company recorded unrealized gains on marketable securities of $111,000 and $331,000 during the three and nine months ended December 31, 2002. Comprehensive income was $3.4 million, $4.7 million, $9.9 million, and $7.2 million during the three and nine months ended December 31, 2002 and 2001, respectively.

7. Deferred income taxes

     For tax purposes, the Company has deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the net deferred income taxes. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. The Company has established its deferred income tax assets and liabilities using currently enacted tax law and rates. The Company will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.

8. Supplemental cash flow disclosures

     In November 2002 the Company recognized $20.7 million in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options. Estimated current income tax payments for the period ended December 31, 2002 have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified common stock options. In November 2001, the Company made noncash distributions to its pre-IPO stockholders in the amount of approximately $13.0 million.

     During the nine months ended December 31, 2002 and 2001, the Company paid $1.0 million and $270,000 for income taxes, respectively, related to prior year income tax liabilities.

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

     You should understand that many important factors, including our dependence on the health care industry, our membership-based business model, economic and other conditions in the markets in which we operate, competition, success of new program launches, and government regulations, could cause our results to differ materially from those expressed in forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. For a more complete listing of risk factors relating to our business, see “Risk Factors” as reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission in May 2002 and in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission in November 2002.

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

     Our revenues grew 24.4% in the nine months ended December 31, 2002 over the nine months ended December 31, 2001, and grew 24.9% in the three months ended December 31, 2002 over the three months ended December 31, 2001. We have increased our contract value 24.3% at December 31, 2002 over December 31, 2001. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

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

     As a private company, we entered into the following arrangements which have been or will be discontinued in the near future.

•	We entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to option holders in the absence of a prior public market for our stock. We incurred charges of $282,000 during the first nine months of fiscal 2003, and will incur additional charges of approximately $83,000 in the remaining three months of fiscal 2003 with respect to arrangements entered into prior to our initial public offering. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

•	We paid affiliate company charges to DGB Enterprises, Inc., a corporation created in 1997 by our founder to manage his various business interests, for strategic direction and oversight. As of October 1, 2001, our newly constituted board of directors began providing this strategic direction and oversight and, consequently, we no longer pay the affiliate company charge.

     Prior to our initial public offering, we were treated as an S corporation for federal income tax purposes. As an S corporation, our taxable income or losses flowed through to, and were reportable by, our stockholders. Accordingly, we made no provision for federal income taxes in our consolidated financial statements during the time we were an S corporation. In connection with our initial public offering, our S corporation status terminated and we became subject to federal income taxes at prevailing corporate rates. The impact of this change resulted in a one-time tax benefit for income taxes of $1.6 million recognized upon our conversion from an S corporation to a C corporation at the time of our initial public offering.

Results of operations

     The following table shows our statements of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:

Cost of services (excluding special compensation and stock option related expenses of 1.3%, 0.9%, 0.7% and 0.8%)	41.5	45.6	42.3	46.7

Member relations and marketing (excluding special compensation and stock option related expenses of 0.5%, 0.0%, 0.2% and 0.0%)	20.4	21.0	19.8	20.1

General and administrative (excluding special compensation and stock option related expenses of 1.5%, 0.0%, 0.6% and 1.4%)	12.3	12.7	12.5	13.5

Depreciation and loss on disposal of fixed assets	1.5	2.3	1.9	2.6

Special compensation and stock option related expenses	3.3	0.9	1.5	2.2

Affiliate company charge	—	—	—	4.5

Income from operations	21.0	17.5	22.0	10.4

Interest income	1.0	0.2	0.8	0.6

Income before (provision) benefit for income taxes	22.0	17.7	22.8	11.0

(Provision) benefit for income taxes	(9.3)	5.0	(9.7)	1.3

Net income	12.7%	22.7%	13.1%	12.3%

Three and nine months ended December 30, 2002 and 2001

     Revenues. Total revenues increased 24.9% to $25.9 million for the three months ended December 31, 2002, from $20.7 million for the three months ended December 31, 2001. Total revenues increased 24.4% to $73.3 million for the nine months ended December 31, 2002, from $58.9 million for the nine months ended December 31, 2001. The increase in revenues was primarily due to the introduction and expansion of new programs, cross-selling existing programs to existing members and, to a lesser degree, sales to new member organizations and price increases. We now offer 17 membership programs, as compared to 14 as of December 31, 2001. Our contract value increased 24.3% to $101.8 million at December 31, 2002 from $81.9 million at December 31, 2001.

     Cost of services. Cost of services increased 13.6% to $10.7 million or 41.5% of revenues for the three months ended December 31, 2002, from $9.4 million or 45.6% of revenues for the three months ended December 31, 2001. Cost of services increased 12.7% to $31.0 million or 42.3% of revenues for the nine months ended December 31, 2002, from $27.5 million or 46.7% of revenues for the nine months ended December 31, 2001. The decrease in cost of services as a percentage of revenues reflects the scaling of our programs over our larger revenue base. Because each program offers a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Consequently, while cost of services increased in the three and nine months ended December 31, 2002, it decreased as a percentage of revenues.

     Member relations and marketing. Member relations and marketing costs increased 21.3% to $5.3 million for the three months ended December 31, 2002, from $4.4 million for the three months ended December 31, 2001. Member relations and marketing costs increased 22.5% to $14.5 million for the nine months ended December 31, 2002, from $11.8 million for the nine months ended December 31, 2001. As a percentage of revenues, member relations and marketing costs remained relatively constant at 20.4% and 19.8% in the three and nine months ended December 31, 2002, as compared to 21.0% and 20.1% of revenues in the comparable periods in the prior year. The aggregate increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs associated with the introduction of new programs as well as an increase in member relations personnel and related costs to serve the larger membership base.

     General and administrative. General and administrative expenses increased 21.0% to $3.2 million, or 12.3% of revenues for the three months ended December 31, 2002, from $2.6 million, or 12.7% of revenues for the three months ended December 31, 2001. General and administrative expenses increased 15.1% to $9.1 million, or 12.5% of revenues for the nine months ended December 31, 2002, from $7.9 million, or 13.5% of revenues for the nine months ended December 30, 2001. The decrease in general and administrative expenses as a percentage of revenues reflects the leveraging of resources over our larger revenue base.

     Depreciation and loss on disposal of fixed assets. This amount decreased to $383,000 for the three months ended December 31, 2002, from $473,000 for the three months ended December 31, 2001. Depreciation expense decreased to $1.4 million for the nine months ended December 31, 2002, from $1.5 million for the nine months ended December 31, 2001. The decrease was principally due to lower capital expenditures in fiscal 2003 and fiscal 2002 as compared to prior years.

     Special compensation arrangements and stock option related expenses. Special compensation arrangements represents certain equity-based compensation arrangements we entered into with key employees prior to our initial public offering. We recognized special compensation arrangements expense of $83,000, $184,000, $283,000 and $1.3 million in the three and nine months ended December 31, 2002 and 2001, respectively. We will incur charges of approximately $83,000 in the remaining three months of fiscal 2003 with respect to special compensation arrangements. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements. We recognized $782,000 in stock option related expenses in the three months ending December 31, 2002 reflecting additional Federal Insurance Corporation Act taxes that we paid as a result of the taxable income that our employees received upon the exercise of options in conjunction with our secondary offering of our common stock in November 2002.

     Affiliate company charge. The affiliate company charge was eliminated as of October 1, 2001. Accordingly, we did not recognize an affiliate company charge in the three and nine months ended December 31, 2002, compared to $0 and $2.7 million in the three and nine months ended December 31, 2001, respectively.

     (Provision) benefit for income taxes. In the three and nine months ended December 31, 2002, with an effective income tax rate of approximately 42.5%, we recorded a provision for income taxes of $2.4 million and $7.1 million, respectively. Prior to our initial public offering, we were treated as an S corporation for federal income tax purposes. As an S corporation, our taxable income or losses flowed through to, and were reportable by, our stockholders. Accordingly, we made no provision for federal income taxes in our financial statements during the time we were an S corporation. In connection with our initial public offering, our S corporation status terminated and we became subject to federal income taxes at prevailing corporate rates. The impact of this change resulted in a one-time tax benefit for income taxes of $1.6 million recognized upon our conversion from an S corporation to a C corporation at the time of our initial public offering. Accordingly, we reported a net benefit for income taxes of $1.0 million and $750,000 in the three and nine months ended December 31, 2001, respectively.

Liquidity and capital resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $31.2 million and $6.7 million for the nine months ended December 31, 2002 and 2001, respectively. As of December 31, 2002, we had approximately $76.1 million in cash and cash equivalents and marketable securities. We believe these funds, together with net positive cash flows from operating activities, will satisfy working capital, financing, and capital expenditure requirements for at least the next twelve months.

     Cash flows from investing activities. We used cash in investing activities of $31.8 million during the nine months ended December 31, 2002, consisting of the purchase of $31.4 million in marketable securities and capital expenditures of $447,000. In the nine months ended December 31, 2001, we used $660,000 of cash for capital expenditures.

     Cash flows from financing activities. We received $20.7 million in the nine months ended December 31, 2002 from the payment of option exercise prices for the options exercised in conjunction with the secondary offering of our common stock in November 2002. In the nine months ended December 31, 2001, as a private company, we made cash distributions to our former principal stockholder in the amount of $13.0 million.

     In November 2001, we entered into a $10 million unsecured revolving credit agreement for working capital purposes. The credit agreement imposed certain restrictions on us, including restrictions on our ability to grant liens, incur indebtedness, enter into leases, dispose of certain assets and engage in certain other activities. In addition, the credit agreement required us to maintain certain financial ratios. There were no borrowings under the credit agreement, and the credit agreement expired on August 31, 2002.

     At December 31, 2002 and March 31, 2002, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Secondary offering of common stock and exercise of certain options

     On November 12, 2002, the Securities and Exchange Commission declared effective our registration statement covering the sale of 4,312,500 shares of our common stock. All of the shares of common stock offered pursuant to the registration statement were sold by selling stockholders. We did not directly receive any proceeds from the sale of shares of common stock by these selling stockholders. Options granted to certain option holders under our 1997 and 2001 stock-based incentive compensation plans to purchase 2,575,966 shares of our common stock were exercised by the selling stockholders to acquire shares being sold in the offering. We received approximately $20.7 million from the selling stockholders in payment of their option exercise prices.

     We incurred a payroll tax expense of approximately $782,000 in the three months ended December 31, 2002 reflecting additional Federal Insurance Corporation Act taxes that we paid as a result of the taxable income that our employees received upon the exercise of the options exercised in conjunction with our secondary offering. We incurred additional compensation expense for tax reporting purposes, but not for financial reporting purposes, that increased our deferred tax asset by approximately $20.7 million to reflect allowable tax deductions that will be realized in determining our income tax liability and therefore reduce our future income tax payments. Although our provision for income taxes for financial reporting purposes has not changed, our actual cash payments will be reduced as we utilize our deferred tax asset. As a result of the receipt of cash for the option exercise prices, the incurrence of additional compensation expense and the recognition of a deferred tax asset, our stockholders’ equity increased by approximately $40.6 million in connection with our secondary offering.

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

     Management Services

     DGB Enterprises, Inc. provided us with direct senior management services, which resulted in an allocation in the three and nine months ended December 31, 2001 in the amount of $0 and $96,000, respectively, for compensation and related charges for our acting Chief Executive Officer. The Chief Executive Officer services charge was phased out in June 2001 when we hired a permanent Chief Executive Officer. We believe these charges approximate the costs which would have been incurred had we operated on a stand-alone basis.

     Administrative Services

     From January 2000 to June 2001, the majority of our administrative functions, including recruiting, career management, facilities and telecommunications, were provided under an administrative services agreement by DGB Enterprises, Inc., which provided similar services to all entities under our former principal stockholder’s control. In July 2001, we entered into a new administrative services agreement whereby we assumed internal management of substantially all these administrative functions while DGB Enterprises, Inc. continued to provide us with services related to the facilities associated with our shared leased space. Under the new agreement we provide DGB Enterprises, Inc., and related entities owned or controlled by our former principal stockholder, with a variety of administrative services including services related to information technology and support, payroll and accounting and recruiting. This new agreement has a two-year term. Fees for the services provided under all these agreements are based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. We believe these charges approximate the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under all these arrangements in the amount of $204,000, and $549,000 in the three and nine months ended December 31, 2002, respectively, as compared to $75,000 and $788,000 for the three and nine months ended December 31, 2001, respectively.

     Affiliate Company Charge

     DGB Enterprises, Inc. assessed a fee for strategic direction and oversight services to us and to each of the entities controlled by our former principal stockholder. The charge was calculated as a percentage of revenue. As of October 1, 2001, our newly constituted Board of Directors began to provide these services and the affiliate company charge, which amounted to $0 and $2.7 million in the three and nine months ended December 31, 2001, respectively, was eliminated.

     Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to DGB Enterprises, Inc., transferred leasehold improvements related to our office space to DGB Enterprises, Inc. and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement runs through April 2004. We incurred rent expense under this arrangement of $873,000 and $2.5 million in the three and nine months ended December 31, 2002, respectively, and $808,000 and $2.4 million, respectively for the comparable periods in the prior year.

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

Summary of Critical Accounting Policies

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see “Note 3 — Summary of significant accounting policies” to our consolidated financial statements and related notes as reported on our Form 10-K filed with the Securities and Exchange Commission in May 2002. Our critical accounting policies include:

Use of estimates

     The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

     Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by our pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is typically 12 months. Fees are generally billable, and revenue recognition begins, when an agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. Our policy is to record the full amount of program agreement fees receivable and related deferred revenue when an agreement is signed by the member. As of December 31, 2002 and March 31, 2002, approximately $0.2 million and $1.0 million, respectively, of deferred revenues were to be recognized beyond the following twelve months.

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

Deferred tax asset recoverability

     For tax purposes, we have deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.

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

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe no such impairment existed as of December 31or March 31, 2002.

Earnings per share

     Basic earnings per share is computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of diluted weighted average common shares and common share equivalents outstanding during the period. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method, which assumes the proceeds from the exercise of the options, and the estimated tax savings associated with our income tax deduction at the options’ exercise using our prevailing tax rates, are used to buy back shares.

Concentrations of credit risk

     Financial instruments that potentially expose us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and membership fees receivable. We maintain cash and cash equivalents and marketable securities with financial institutions. The concentration of credit risk with respect to membership fees receivable is generally diversified due to our large number of members. However, we may be exposed to a declining membership base in periods of unforeseen market downturns, severe competition or regulatory developments. We perform periodic evaluations of the financial institutions and our membership base and establish allowances for potential credit losses.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supersedes SFAS 121. Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors and prepaid assets. SFAS 144 also expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001, and its adoption did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At December 31, 2002, our marketable securities consist of $16.3 million in tax-exempt notes and bonds issued by the District of Columbia, $3.1 million in tax-exempt notes and bonds issued by other states, and $12.4 million in U.S. Government Agency securities. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

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

(a) Exhibits:

None.

(b) Reports on Form 8-K:

On November 14, 2002, we filed a Current Report on Form 8-K furnishing the certifications of our Chief Executive Officer and our Chief Financial Officer required under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on February 14, 2003.

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

     3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of The Advisory Board Company as of, and for, the periods presented in this quarterly report;

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

Date:	February 14, 2003

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

     3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of The Advisory Board Company as of, and for, the periods presented in this quarterly report;

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

Date:	February 14, 2003

/s/ David L. Felsenthal David L. Felsenthal, Chief Financial Officer, Secretary and Treasurer