Form 10-K
period 2003-03-31
ADVISORY BOARD CO
filed 2003-06-27
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-33283

THE ADVISORY BOARD COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1468699 (I.R.S. Employer Identification Number)

600 New Hampshire Avenue, N.W. Washington, D.C. 20037 (Address of principal executive offices)	20037 (Zip Code)

202-672-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark if the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

     Based upon the closing price of the registrant’s common stock as of June 23, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant is $546,004,214*.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 23, 2003, The Advisory Board Company had outstanding 15,514,831 shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     None

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

PART I

Item 1. Business.

Overview

     We provide best practices research and analysis to nearly 2,300 hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device companies in the United States, focusing on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. For a fixed annual fee, members of each program have access to an integrated set of services such as best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools. Our member renewal rate for each of the last three fiscal years equaled or exceeded 86%, reflecting our members’ recognition of the value they derive from participating in our programs.

     In October 1997, we spun-off The Corporate Executive Board Company, a division that provided best practices research and analysis focusing on corporate strategy, operations and general management issues for non-health care companies. The Corporate Executive Board Company completed an initial public offering in February 1999 and we adopted a growth strategy for our health care business. Since April 2000, we have increased the total number of programs we offer from six to 18, and have grown our sales force from 16 business development teams in April 2000 to 51 as of March 31, 2003. In November 2001, we completed an initial public offering when our founder sold 5,750,000 shares of his common stock, and in November 2002 certain stockholders sold 4,312,500 shares of our common stock in a registered public offering. We received no proceeds from these offerings. For the fiscal year ended March 31, 2003, our revenues grew 24% from the prior year and we reported income from operations of $23.8 million, with earnings per diluted share of $0.85.

     Our membership-based model, in which members actively participate in our research and analysis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data and strategic plans and enables us to provide detailed best practices analyses on current industry issues. Each of our 18 programs targets the issues of a specific executive constituency or business function. We sell substantially all of our program memberships as one-year agreements.

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

     Our membership includes the most prestigious and progressive health care institutions in the United States. As of March 31, 2003, all of the top 17 hospitals as ranked by U.S. News and World Report were members, including The Cleveland Clinic, Duke University Medical Center, Johns Hopkins Hospital, Massachusetts General Hospital, New York-Presbyterian Hospital and the UCLA Medical Center. Our membership also includes leading pharmaceutical and biotech companies, health care insurers and medical device companies, such as Genentech, Johnson & Johnson, Medtronic, Merck and Wyeth Pharmaceuticals. Within these organizations, we serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over 4,000 chief executive and chief operating officers and 40,000 senior executives, clinical leaders, department heads and product-line managers.

     Our Target Market—The Health Care Industry

     According to U.S. Department of Commerce statistics, the health care industry is one of the largest and fastest-growing vertical segments of the U.S. economy. The Health Care Financing Administration estimates that spending in the United States for health care services was $1.4 trillion in 2001 and projects spending will grow at an annual rate of approximately 7% through 2012.

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

     We believe that the following characteristics of the health care industry make it especially suited for our business model of delivering professional information services regarding best practices on a standardized basis:

•	Common Industry-Wide Issues. Health care companies of all sizes face many of the same complex strategic, operational and management issues, including increasing revenues, reducing costs, overcoming labor shortages, managing clinical innovation, improving productivity, reengineering business processes, increasing clinical quality and complying with new government regulations. Because the delivery of health care services is based upon very complex, interrelated processes that involve many types of health care companies, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

•	Fragmented Industry. Our target market within the health care industry consists of over 4,000 current or potential members in the United States. This target market includes many health care providers that deliver health care services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

•	Willingness to Share Best Practices. We believe that health care companies have a relatively high propensity to share best practices. Many companies are non-profit organizations or compete in a limited geographic market and do not consider companies outside their market to be their competitors. In addition, the health care industry has a long tradition of disseminating information as part of ongoing medical research and education activities.

•	Limited Financial Resources. A cooperative membership model that provides access to best practices on a shared-cost basis appeals to many cost-conscious health care companies that otherwise lack the financial resources to commission a customized study to address their critical issues.

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

Deliver Superior Value Proposition

     We believe that our programs offer a compelling price-value proposition to participating members. Our standardized programs and scalable economic model allow us to provide access to best practices from leading institutions at a fraction of the cost any major consulting firm would charge to perform a comparable customized analysis. Members use our best practices research to improve the effectiveness of their organizations, often resulting in increased productivity and reduced operating costs. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve by successfully implementing one or more of the dozens of best practices they receive as members of a particular program. Our member renewal rate for each of the last three fiscal years equaled or exceeded 86%, reflecting our members’ recognition of the value they derived from participating in our programs.

Growth Strategy

     Our growth strategy is to leverage our extensive membership, deep knowledge base of best practices and proven business formula to increase revenues and profitability.

Cross-Sell Additional Programs to Existing Members

     Since April 2000, we have increased the number of programs we offer from six to 18, thereby significantly increasing our cross-sell opportunity. We actively cross-sell additional programs to our nearly 2,300 members using a variety of tactics, including sales force visits, presentations at member meetings and announcements in our research publications and website.

Develop New Programs

     We will continue developing new programs to cross-sell to existing members and to attract new member institutions. We actively manage a pipeline of new program concepts and rigorously evaluate and prioritize all target opportunities using well-defined new program development criteria. We involve industry thought-leaders from progressive and well-known companies as advisors early on in our four-month new program development process and typically convert a high percentage of our advisors into paying members prior to launching the program. We plan to launch three to four new programs per year for the next three years, which we expect will include research and installation support programs.

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

Health care providers face many of the same operational issues, creating a new and significant opportunity for our standardized best practices research, analysis and installation support. Since April 2000, we have increased the number of programs targeting operational issues from two to nine, and we expect that the majority of our new programs introduced during the next three years will focus on operational issues.

Target Additional Sectors of the Health Care Industry

     In 1992 we launched our Health Care Industry Strategy program to educate pharmaceutical, biotech, health insurance and medical device companies on the major issues and challenges facing their largest customer segment, health care provider organizations. We plan to leverage the Health Care Industry Strategy program and the relationships we have developed with senior executives at leading pharmaceutical, biotech, health insurance and medical device companies to drive deeper and develop additional programs focused directly on the issues of these additional sectors of the health care industry. We will continue to target opportunities within these sectors that allow us to apply our business formula of launching programs that are largely fixed-cost in nature and offer a highly standardized solution.

Our Membership

     We believe that our membership brings together the broadest and deepest group of health care organizations and professionals in the industry. As of March 31, 2003, nearly 2,300 hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device and supply companies were members. Within these organizations, our programs also serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over 4,000 chief executive and chief operating officers and 40,000 senior executives, clinical leaders, department heads and product line managers. No one member accounted for more than 2% of revenues in any of the last three fiscal years.

     At the same time, we continually strive to involve the country’s most progressive health care companies in our membership. The participation of these members provides us with a window on the latest challenges confronting the health care industry and the most innovative best practices that we can share broadly throughout our membership. As of March 31, 2003, all of the top 17 hospitals in the U.S. News and World Report 2002 America’s Best Hospitals ranking, 84 of the largest 100 health care delivery systems and 13 of the world’s 24 largest pharmaceutical companies were members.

     The following table sets forth information with respect to membership programs, members and renewals as of the dates shown:

	March 31,

	1999	2000	2001	2002	2003

Membership programs offered	6	6	12	15	18
Total members	1,959	1,988	2,086	2,170	2,297
Member renewal rate(1)	85%	86%	86%	88%	89%
Contract value (in thousands of dollars)(2)	$56,933	$58,122	$69,873	$86,108	$106,745

(1)	For the year then ended. The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

Programs and Services

Programs

     We offer 18 distinct membership programs focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, analyzing emerging trends within the health care industry, and supporting institutions’ efforts to adopt best practices to improve their own performance. Each year, our staff of research managers and analysts conducts thousands of interviews with health care industry executives on a large number of substantive areas, including:

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

     Our programs offer a cost-effective, time-efficient opportunity for senior executives to learn from the practices and experiences of other health care companies from around the country. We believe that member institutions can participate in and benefit from one of our programs for a fraction of the cost and time of proceeding independently either through an internal research project or by engaging a management consulting firm. At the same time, our program members receive a wide array of valuable, timely information derived from lessons learned from the industry’s most progressive participants. In fiscal 2003, we published 47 best practices research studies, provided executive education services to over 2,000 member companies reaching more than 40,000 executive and managerial participants, produced over 3,000 research briefs and delivered daily executive briefings via our password-protected website and email to over 30,000 executives.

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

     We currently offer 18 programs organized into two key practice areas, each of which targets a different executive constituency. Our health care strategy programs serve CEOs, CFOs, board members, senior-most marketing and planning executives and major product line managers and focus on broad industry trends and business issues. Our health care operations programs serve executives and general managers operating key divisions and departments within health care companies and focus on operational issues such as process improvement, cost reduction, productivity and quality improvement. Within each practice area, we offer one or more platform programs focusing on enterprise-wide strategic or operational issues and serving senior executives within the organization, as well as more targeted programs which focus on specific strategic and operational issues and serve executives deeper within a member company.

Services

     Each program charges a separate annual membership fee. The program fee is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our program services primarily include best practices research studies, executive education, daily on-line executive briefings, original executive inquiry service, best practices installation support and on-line access to proprietary content databases. Health care companies can only access our services within a program if they are members of the relevant program. A description of these services follows:

     Best Practices Research Studies

     Each best practices research study generally addresses a specific strategic challenge, operational issue or management concern. In fiscal 2003, we published 47 best practices research studies. Each research program typically publishes two to five best practices research studies annually. We design each study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to 250 pages of research content.

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

     Executive Education

     Relying on our proprietary best practices research, we deliver an executive education curriculum to member institutions nationwide. We offer executive education services through two channels — general membership meetings and presentations or facilitated discussions conducted on-site at member organizations. In either case, we use lively, interactive discussions to provide a deeper understanding of the best practices covered in our published reports. In fiscal 2003, we delivered executive education services to over 2,000 member organizations, reaching more than 40,000 executive participants. The executive education services are also an important lead generator for cross-selling new programs to existing members.

     In certain programs, we host general membership meetings across the country, presenting the most important research findings from our annual program agendas to groups of 20 to 200 members. In fiscal 2003, we hosted approximately 115 member meetings in the United States, and one meeting each in Australia and the United Kingdom.

     Certain programs may also provide on-site executive education seminars and facilitated discussions as part of their membership services. Once a year or more, members of these programs can request to schedule an Advisory Board faculty member to travel to their organization to deliver an executive education module, typically a one- to three-hour lecture, case study or facilitated working group discussion, of the member’s choice. In fiscal 2003, we conducted over 2,000 on-site seminars at member organizations.

     We deploy a staff of approximately 22 full-time and part-time faculty who conduct the on-site education seminars. We update our library of executive education modules throughout the year as we translate new best practices research into executive education content.

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

Briefings. Each day, our editorial team reviews the nation’s health care news drawn from over 250 sources — including daily newspapers, news wires, magazines, clinical journals and city business journals — and summarizes relevant industry business and clinical news in a five- to ten-page report. We produce two versions of our Briefings, a daily briefing targeting health care executives, and a weekly briefing for physician leaders.

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

     On-site education sessions are designed to help members organize, structure and manage an internal project team tasked with installing one or more best practices. Our on-site sessions help members reach internal consensus and develop action plans for installing best practices and tracking results.

     Proprietary Database and On-line Services

     Certain programs maintain a password-protected proprietary database of best practices accessible only to members of that program. We continually update our databases with new management practices, management tools, quantitative performance data and related information supplied by our members. We maintain an electronic archive of all executive briefings, best practices research studies and the best of our customized research briefs in our databases and make them accessible to member executives and our staff. As of March 31, 2003, our proprietary databases contained more than 30,000 profiles of management practices.

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

Sales and Marketing

     At March 31, 2003, our sales force consisted of approximately 50 new business development teams that are responsible for selling new memberships to assigned geographic market and program segments. Our two-person new business development teams sell programs to new clients as well as cross-sell programs to existing members of other programs. We also maintain approximately 25 separate member services teams of one to two people that are responsible for servicing and renewing existing memberships.

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

Competition

     We are not aware of any other entity that enables health care organizations to study as broad a range of best management practices for fixed annual fees. We compete indirectly against other professional information services providers, including consulting firms, market research firms and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks and database companies, also offer research, consulting and education services to health care companies.

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

Employees

     At March 31, 2003, we employed approximately 520 persons, all of whom are located at our headquarters in Washington, DC. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

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

Our business is limited to the health care industry

     We derive substantially all of our revenues from clients in the health care industry and, until January 1, 2007, are prohibited by an agreement with The Corporate Executive Board Company from selling our membership-based programs to companies and institutions principally engaged in businesses other than health care.

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

We depend on renewals of our membership-based services

     We derive most of our revenues from renewable memberships in our discrete annual programs. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing programs and to enter into new membership arrangements. Failure to achieve high renewal rates would have a material adverse effect on our business, financial condition and operating results. Our success in securing renewals depends upon our ability to deliver consistent, high-quality and timely research and analysis with respect to issues, developments and trends that members view as important. We cannot assure you that we will be able to sustain the level of performance necessary to achieve a high rate of renewals and, as a result, we cannot assure you that we will be able to increase or even maintain our revenues.

We may experience difficulties building and sustaining a membership base in our new programs

     Since April 2000, we have increased the number of programs we offer from six to 18. Our future success depends on our ability to capitalize on these recently introduced programs. Seven of our programs offer best practices installation support, which we began to offer in fiscal 2001. These programs provide 12-month memberships to help participants accelerate the installation of best practices profiled in our research studies. Memberships in these seven programs are not individually renewable. In order to maintain our annual revenues and contract value from these seven programs, we will have to enroll new members each year as other members complete their 12-month program terms. We cannot assure you that we will be successful in selling these new programs in the future. Lack of market acceptance of these new programs could have a material adverse effect on our business.

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

     The larger organizations resulting from consolidation in the health care industry could have greater bargaining power, which could affect the current pricing structure for our services. In addition, group purchasing organizations and managed care organizations could increase pressure on providers of health care related services, like ourselves, to reduce prices. Our failure to maintain adequate pricing levels could have a material adverse effect on our business.

We must attract and retain a significant number of highly skilled employees

     Our future success depends upon our ability to hire, train, motivate and retain a significant number of highly skilled employees, particularly research analysts and sales and marketing staff. Our inability to do so would have a material adverse effect on our business. We have experienced, and expect to continue to experience, intense competition for professional personnel from management consulting firms and other producers of research and analysis services. Many of these firms have substantially greater financial resources than we do to attract and compensate qualified personnel. We cannot assure you that we will be successful in attracting a sufficient number of highly skilled employees in the future, or that we will be successful in training, motivating and retaining the employees we are able to hire.

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

     We have a noncompetition agreement with The Corporate Executive Board Company which generally prohibits The Corporate Executive Board Company from selling any membership-based products and services to health care providers. Additionally, The Corporate Executive Board Company is prohibited from selling such products and services to other types of health care organizations unless the products and services are of a general business nature and are principally sold to companies and institutions not in the health care industry. This agreement ends on January 1, 2007. After that date, The Corporate Executive Board Company may sell membership-based products and services in direct competition with us. Direct competition with The Corporate Executive Board Company may have a material adverse effect on our revenues.

Regulatory change in our market may adversely affect our business

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

We may be unable to protect our intellectual property rights

     We rely on copyright laws, as well as nondisclosure and confidentiality arrangements, to protect our proprietary rights in our products and services. We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our rights or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If unauthorized uses of our proprietary products and services were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in such litigation. If others were able to use our intellectual property, our ability to charge fees for our services would be adversely affected.

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

We may not be able to fully realize our deferred tax asset

     For tax purposes, we have deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. However, Statement of Financial Accounting Standards No. 109 does not consider the effect of future changes in existing tax laws or changes in existing tax rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. If the tax laws or rates are changed or if our future taxable income is less than what we believe it will be, we may not be able to fully realize our deferred tax asset.

There may be risks related to our prior use of Arthur Andersen LLP as our independent auditors

     On June 7, 2002, we dismissed Arthur Andersen LLP and engaged Ernst & Young LLP as our independent auditors. The audited financial statements and schedules as of March 31, 2001 and for the year ended March 31, 2001 included in this Form 10-K have been audited by Arthur Andersen LLP. Prior to the date of this Form 10-K, the Arthur Andersen LLP personnel who were responsible for the audit of our financial statements resigned from Arthur Andersen LLP. As a result, after reasonable efforts, we have been unable to obtain Arthur Andersen LLP’s written consent to the inclusion of its audit report with respect to those financial statements in this Form 10-K. Under these circumstances, Rule 437a under the Securities Act of 1933 permits us to dispense with the requirement to file their consent. Since Arthur Andersen LLP has not consented to the inclusion of their report in this Form 10-K, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

     In addition, the conviction of Arthur Andersen LLP on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us, including claims that may arise out of Arthur Andersen LLP’s audit of our financial statements included in this Form 10-K.

Item 2. Properties.

     Our headquarters currently are located in approximately 100,000 square feet of office space in Washington, DC. The facilities accommodate research, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in April 2004. We have recently signed a nonbinding letter of intent to lease approximately 106,000 square feet of new office space, also in Washington DC. We expect to move our headquarters into this new location upon the termination of our current lease. The terms of the new lease are expected to contain provisions for rental escalation and we expect to be required to pay our portion of executory costs such as taxes and insurance. We believe that our facilities are adequate for our current needs and that additional facilities are available for lease to meet any future needs.

Item 3. Legal Proceedings.

     From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of The Advisory Board Company was held on February 26, 2003. The following is a tabulation of the voting on the proposal presented at the Annual Meeting of Stockholders:

     Proposal No. 1 — Election of Directors.

Elected Director	Votes For	Votes Withheld

Marc N. Casper	13,472,882	246,088
Michael A. D’Amato	13,475,958	243,012
Kelt Kindick	13,350,732	368,238
Joseph E. Laird, Jr.	13,368,782	350,188
Frank J. Williams	13,474,982	243,988
Jeffrey D. Zients	13,475,958	243,012
LeAnne M. Zumwalt	13,347,432	371,538

     The directors elected pursuant to the foregoing proposal constitute all of the members of our board of directors.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our common stock has been quoted on the Nasdaq National Market under the symbol “ABCO” since our initial public offering on November 12, 2001. As of June 23, 2003, there were nine stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal Year Ending March 31, 2002:
Third quarter	$28.91	$22.55
Fourth quarter	35.80	26.00
Fiscal Year Ending March 31, 2003:
First quarter	$43.34	$31.76
Second quarter	37.46	26.37
Third quarter	35.04	25.31
Fourth quarter	35.02	28.85

     We have not declared or paid any cash dividend on our common stock since the closing of our initial public offering. We do not anticipate declaring or paying any cash dividends in the foreseeable future. The timing and amount of future cash dividends, if any, would be determined by our Board of Directors and would depend upon our earnings, financial condition and cash requirements.

     The remaining information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is included in Item 12 of Part III of this Form 10-K.

Item 6. Selected Financial Data

     The following table sets forth selected financial and operating data. The selected financial data presented below as of March 31, 1999, 2000 and 2001, and for each of the fiscal years in the three-year period ended March 31, 2001, have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. See “Business-Risk Factors.” The selected financial data presented below as of March 31, 2002 and 2003, and for the two fiscal years in the two-year period ended March 31, 2003, have been derived from our financial statements which have been audited by Ernst & Young LLP, independent auditors. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,

	1999	2000	2001	2002	2003

	(In thousands except per share amounts)
Statement of Operations Data:
Revenues	$57,831	$58,535	$63,727	$80,970	$100,714

Costs and expenses:
Cost of services (excluding special compensation and stock option related expenses of $4,592, $1,766, $1,821, $645 and $615) (1) (2)	24,096	27,441	33,644	37,142	41,598
Member relations and marketing (excluding special compensation arrangements expense of $4,143, $836, $679, $0 and $133) (1) (2)	6,631	8,741	12,588	16,100	19,842
General and administrative (excluding special compensation arrangements expense of $1,838, $408, $344, $837 and $399) (1) (2) (3)	9,618	8,524	9,768	10,659	12,507
Depreciation and loss on disposal of fixed assets	1,976	1,762	1,539	2,030	1,827
Special compensation and stock option related expenses (1) (2)	10,573	3,010	2,844	1,482	1,147
Affiliate company charge (4)	959	4,097	4,505	2,676	—

Total costs and expenses	53,853	53,575	64,888	70,089	76,921

Income (loss) from operations	3,978	4,960	(1,161)	10,881	23,793
Interest income	1,044	592	471	453	1,038

Income (loss) before (provision) benefit for income taxes	5,022	5,552	(690)	11,334	24,831
(Provision) benefit for income taxes (5)	(505)	(559)	68	(1,358)	(10,392)

Net income (loss)	$4,517	$4,993	$(622)	$9,976	$14,439

Earnings (loss) per share:
Net income (loss) per share — basic	$0.32	$0.36	$(0.04)	$0.73	$1.10
Net income (loss) per share — diluted	$0.31	$0.34	$(0.04)	$0.62	$0.85
Basic weighted average number of shares outstanding	13,977	13,977	13,977	13,748	13,139
Diluted weighted average number of shares outstanding	14,752	14,725	13,977	16,089	16,996

	March 31,

	1999	2000	2001	2002	2003

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$5,330	$5,433	$20,853	$23,959	$90,407
Working capital (deficit)	(14,169)	(13,662)	(6,793)	(20,374)	(18,110)
Total assets	31,716	29,195	44,009	48,506	117,923
Deferred revenues	30,874	29,592	39,270	51,538	63,653
Total stockholders’ (deficit) equity	(12,801)	(10,229)	(1,531)	(16,587)	41,495

	March 31,

	1999	2000	2001	2002	2003

Other Operating Data:
Membership programs offered	6	6	12	15	18
Total members	1,959	1,988	2,086	2,170	2,297
Member renewal rate(6)	85%	86%	86%	88%	89%
Contract value (in thousands)(7)	$56,933	$58,122	$69,873	$86,108	$106,745
Contract value per member(8)	$29,062	$29,236	$33,496	$39,681	$46,472

	March 31,

	1999	2000	2001	2002	2003

Pro forma data: (9)
Income (loss) from operations	$3,978	$4,960	$(1,161)	$10,881	$23,793
Special compensation and stock option related expenses (1) (2)	10,573	3,010	2,844	1,482	1,147
Affiliate company charge (4)	959	4,097	4,505	2,676	—

Pro forma income from operations	15,510	12,067	6,188	15,039	24,940
Interest income	1,044	592	471	453	1,038

Pro forma income before provision for income taxes	16,554	12,659	6,659	15,492	25,978
Pro forma provision for income taxes (5)	(7,035)	(5,380)	(2,830)	(6,584)	(10,877)

Pro forma net income	$9,519	$7,279	$3,829	$8,908	$15,101

Pro forma earnings per share:
Net income per share — basic	$0.68	$0.52	$0.27	$0.65	$1.15
Net income per share — diluted	$0.66	$0.50	$0.27	$0.55	$0.89
Basic weighted average number of shares outstanding	13,977	13,977	13,977
Diluted weighted average number of shares outstanding	14,472	14,455	14,403

(1)	As a private company, we entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to optionholders. See note 11 to our financial statements for a detailed description of these arrangements. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

(2)	We recognized approximately $781,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the registered public offering in November 2002.

(3)	General and administrative expenses include certain amounts paid to DGB Enterprises, Inc., a corporation owned by our former principal stockholder, for management services. See note 9 to our financial statements for more information regarding these charges. Since our initial public offering, we provide these management services internally at a cost similar to the amounts paid to DGB Enterprises in the past.

(4)	Charges from DGB Enterprises, Inc. for strategic direction and oversight. See note 9 to our financial statements for more information regarding these charges. As of October 1, 2001, our newly constituted Board of Directors began to provide strategic direction and oversight services and, consequently, we no longer pay the affiliate company charge.

(5)	In conjunction with our initial public offering, our S corporation election terminated and we are now subject to U.S. federal and state income taxes at prevailing corporate rates.

(6)	The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(7)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

(8)	Total contract value divided by the number of members.

(9)	A reconciliation of historical to pro forma results is presented to provide comparisons with prior periods in a manner we believe would be consistent if we had been a public company prior to fiscal 2002. Pro forma results exclude special compensation and stock option related expenses and affiliate company charges, and include income taxes at an effective rate of 42.5% for fiscal 2002 and prior years.

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

     Our revenues grew 24.4% in fiscal 2003 over fiscal 2002, and grew 27.1% in fiscal 2002 over fiscal 2001. We increased our contract value by 24.0% at March 31, 2003 over March 31, 2002, and by 23.2% over March 31, 2001. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

     Memberships in each of our best practices research programs are renewable at the end of their one-year membership contracts. Our remaining programs provide best practices installation support. These 12-month program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in fiscal 2003, with the balance of our revenues generated by programs providing installation support.

     Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are recognized ratably over the membership year while costs are expensed as incurred. Because we offer a standardized set of services, however, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. As a result, our operating margin has increased as we increased the number of members participating in our existing programs, partially offset by the costs associated with the introduction of additional new programs. In fiscal 2003, our income from operations was $23.8 million, compared to $10.9 million in fiscal 2002.

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

     As a private company, we entered into the following arrangements which were discontinued in connection with our initial public offering. Accordingly, we believe the effect of these items on our historical financial statements are not indicative of future results.

•	We entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to optionholders in the absence of a public market for our stock. Since our initial public offering, we have not entered, and do not anticipate that in the future we will enter into any special compensation arrangements, although we incurred charges of $366,000 in fiscal 2003 with respect to arrangements entered into prior to our initial public offering.

•	We paid the affiliate company charge to DGB Enterprises, Inc., a corporation created by our former principal stockholder in 1997 to manage his various business interests, for strategic direction and oversight. As of October 1, 2001, our newly constituted Board of Directors began to provide this strategic direction and oversight and, consequently, we no longer pay the affiliate company charge.

     Prior to our initial public offering, we were treated as an S corporation for federal income tax purposes. As an S corporation, our taxable income or loss flowed through to, and was reportable by, our stockholders. Accordingly, we did not make any provision for federal income taxes in our financial statements for periods ending prior to the closing of our initial public offering. In conjunction with our initial public offering, our S corporation status terminated and we became subject to federal income taxes at prevailing corporate rates. The impact of this change resulted in a benefit for income taxes of $1.6 million during the three months ended December 31, 2001.

Results of Operations

     The following table shows statement of operations data expressed as a percentage of revenues for the periods indicated.

	Fiscal Year Ended March 31,

	2001	2002	2003

Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services (excluding special compensation and stock option related expenses of 2.9%, 0.8% and 0.6%)	52.8	45.9	41.3
Member relations and marketing (excluding special compensation and stock option related expenses of 1.1%, 0% and 0.1%)	19.8	19.9	19.7
General and administrative (excluding special compensation and stock option related expenses of 0.5%, 1.0% and 0.4%)	15.3	13.2	12.4
Depreciation and loss on disposal of fixed assets	2.4	2.5	1.8
Special compensation and stock option related expenses	4.5	1.8	1.2
Affiliate company charge	7.0	3.3	—

Total costs and expenses	101.8	86.6	76.4

(Loss) income from operations	(1.8)	13.4	23.6
Interest income	0.7	0.6	1.0

(Loss) income before benefit (provision) for income taxes	(1.1)	14.0	24.6
Benefit (provision) for income taxes	0.1	(1.7)	(10.3)

Net (loss) income	(1.0)%	12.3%	14.3%

Fiscal years ended March 31, 2001, 2002 and 2003

     Revenues. Total revenues increased 27.1% from $63.7 million in fiscal 2001 to $81.0 million in fiscal 2002, and increased 24.4% to $100.7 million in fiscal 2003. The increase in revenues was primarily due to the introduction and expansion of new programs, cross-selling existing programs to existing members, and, to a lesser degree, sales to new member organizations and price increases. We offered twelve membership programs as of March 31, 2001, 15 as of March 31, 2002, and 18 as of March 31, 2003. Our contract value increased 23.2% from $69.9 million at March 31, 2001 to $86.1 million at March 31, 2002, and increased 24.0% to $106.7 million at March 31, 2003. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

     Cost of services. Cost of services increased 10.4% from $33.6 million, or 52.8% of revenues, in fiscal 2001 to $37.1 million, or 45.9% of revenues, in fiscal 2002, and increased 12.0% to $41.6 million, or 41.3% of revenues, in fiscal 2003. Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are recognized ratably over the membership year while costs are expensed as incurred. Because we offer a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Consequently, while cost of services increased across fiscal 2002 and fiscal 2003, it decreased as a percentage of revenues in both years.

     Member relations and marketing. Member relations and marketing expense increased 27.9% from $12.6 million or 19.8% of revenues in fiscal 2001 to $16.1 million, or 19.9% of revenues, in fiscal 2002, and increased 23.2% to $19.8 million, or 19.7% of revenues, in fiscal 2003. The increase in member relations and marketing expense was primarily due to an increase in sales staff and related costs associated with the introduction of new programs, as well as an increase in member relations personnel and related costs to serve the expanding membership base.

     General and administrative. General and administrative expense increased from $9.8 million, or 15.3% of revenues, in fiscal 2001 to $10.7 million, or 13.2% of revenues, in fiscal 2002, and increased to $12.5 million, or 12.4% of revenues, in fiscal 2003 with the development of new programs and the expansion of several administrative functions. The decrease as a percent of revenues in fiscal 2002 and fiscal 2003 reflects the leveraging of resources across our larger revenue base. General and administrative expense includes approximately $3.8 million, $1.2 million and $0.7 million in fiscal 2001, 2002 and 2003, respectively, of net charges from DGB Enterprises, Inc. for expenses related to management services, shared space and facilities and certain administrative functions. We believe these charges approximate the expense which would have been incurred had we provided the equivalent services internally. See note 9 to our financial statements for a detailed description of the administrative services agreement with DGB Enterprises, Inc.

     Depreciation. Depreciation expense increased from $1.5 million, or 2.4% of revenues in fiscal 2001, to $2.0 million, or 2.5% of revenues in fiscal 2002, and decreased to $1.8 million, or 1.8% of revenues in fiscal 2003. The increase in fiscal 2002 was due to increased capital expenditures in fiscal 2001, which incurred a full year of depreciation expense in fiscal 2002. The decrease in fiscal

2003 was due to lower capital expenditures in fiscal 2002 and fiscal 2003 as compared to prior years.

     Special compensation and stock option related expenses. Special compensation and stock option related expenses decreased from $2.8 million in fiscal 2001 to $1.5 million in fiscal 2002, and decreased to $1.1 million in fiscal 2003. Since our initial public offering, we have not entered into, and we do not anticipate that we will enter in the future, any special compensation arrangements. See note 11 to our financial statements for a detailed description of these arrangements. In fiscal 2003, we recognized approximately $781,000 in compensation expense reflecting additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the registered public offering in November 2002.

     Affiliate company charge. Affiliate company charge decreased from $4.5 million in fiscal 2001 to $2.7 million in fiscal 2002. As of October 1, 2001, we no longer pay the affiliate company charge. See note 9 to our financial statements for more information regarding this charge.

Liquidity and Capital Resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of memberships typically results in operating activities generating net positive cash flows on an annual basis, excluding cash payments for special compensation arrangements and the funding of affiliate activities. Since completion of our initial public offering, cash payments for special compensation arrangements have had no material effect on operating cash flows and, beginning October 1, 2001, we have not paid an affiliate company charge. Net cash flows provided by operating activities were $7.0 million in fiscal 2001, $19.9 million in fiscal 2002 and $44.5 million in fiscal 2003. We had approximately $90.4 million in cash and cash equivalents and marketable securities at March 31, 2003. We expect that these funds and expected net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for at least the next 12 months.

     Cash flows from investing activities. Net cash flows used in investing activities during fiscal 2001 were $1.6 million, consisting of $3.5 million of purchases of property and equipment, offset by $1.9 million in proceeds from the sale of marketable securities. Net cash flows used in investing activities in fiscal 2002 were $0.9 million, attributable to purchases of property and equipment. We used net cash flows in investing activities in fiscal 2003 of $57.0 million, consisting of purchases of marketable securities of $56.5 million and purchases of property and equipment of $0.5 million.

     Cash flows from financing activities. Net cash flows from financing activities in fiscal 2001 were approximately $10.0 million, consisting of cash contributions by our former principal stockholder. In fiscal 2002, we distributed $15.9 million to our pre-IPO stockholders, consisting of $13.0 million of cash and $2.9 million of offering costs and other cash distributions we paid in conjunction with our initial public offering. We generated $21.8 million in cash from financing activities in fiscal 2003, of which $21.5 million was from the receipt of cash for the exercise of stock options in conjunction with the sale of our common stock by our employees in a registered public offering in November 2002. Also in fiscal 2003, we received approximately $351,000 in proceeds from the issuance of common stock under our employee stock purchase plan.

     We lease our office facilities, and the lease expires in April 2004. We have recently signed a nonbinding letter of intent to lease approximately 106,000 square feet of new office space. We expect to move our headquarters into this new location upon the termination of our current lease. The terms of the new lease are expected to contain provisions for rental escalation and we expect to be required to pay our portion of executory costs such as taxes and insurance. Future minimum obligations under our current lease, including executory costs, are $3.3 million.

     The following summarizes certain of our contractual obligations at March 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. These arrangements are more fully described in Notes 9 and 12 to the consolidated financial statements. The amounts below do not include possible future obligations under the nonbinding letter of intent to lease new office space.

	Payments due by Period (in thousands)

	Total	<1 Year	1-3 Years	>3 Years

Non-cancelable operating leases	$3,278	$3,026	$252	$—
Facilities services contract	2,044	545	1,499	—

Total	$5,322	$3,571	$1,751	$—

     At March 31, 2002 and 2003, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Exercise of Certain Options

     Certain options granted to 94 optionholders under our 1997 and 2001 stock-based incentive compensation plans to purchase 2,575,966 shares of our common stock, were exercised to acquire shares sold in a registered public offering in November 2002. Upon the exercise of these options, we received approximately $20.7 million in cash in payment of option exercise prices.

     We recognized approximately $781,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the registered public offering in November 2002. We also incurred additional compensation expense for tax reporting purposes, but not for financial reporting purposes, that increased our deferred tax asset to reflect allowable tax deductions that will be realized in the determination of our income tax liability and therefore reduce our future income tax payments. Our deferred tax asset increased by approximately $20.7 million. Although our provision for income taxes for financial reporting purposes did not change, our actual cash payments will be reduced as we utilize our deferred tax asset. As a result of the receipt of cash for the exercise of options, the incurrence of additional compensation expense and the recognition of a deferred tax asset, our stockholders’ equity increased by approximately $40.6 million in connection with the exercise of stock options.

     In February 2003 certain options under our Directors’ Stock Plan were exercised for the purchase of 40,416 shares of our common stock, for which we received approximately $768,000 in cash payment of the option exercise prices. In May and June 2003, certain options under our 1997 Stock-Based Incentive Compensation Plan and our Directors’ Stock Plan were exercised for the purchase of 735,264 shares of our common stock. As a result of the receipt of cash for the exercise of options, the incurrence of additional compensation expense for Federal Insurance Corporation Act taxes and the recognition of a deferred tax asset, our net stockholders’ equity increased by approximately $12.7 million in connection with the exercise of these stock options.

Summary of Critical Accounting Policies

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 3 to our consolidated financial statements. Our critical accounting policies include:

Use of estimates

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

Revenue recognition

     Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by our pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is typically 12 months. Fees are generally billable, and revenue recognition begins, when an agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of time remaining in the service period. Our policy is to record the full amount of program agreement fees receivable and related deferred revenue when an agreement is signed by the member. As of March 31, 2002 and 2003, approximately $1.0 million and $0.3 million, respectively, of deferred revenues were to be recognized beyond the following twelve months.

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

Deferred tax asset recoverability

     For tax purposes, we have deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. However, SFAS No. 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. We will recognize an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.

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

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe no such impairment existed as of March 31, 2003 or 2002.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144, which we adopted in fiscal 2003, did not have a material impact on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS No. 148 were adopted by the Company for the year ending March 31, 2003. As allowed by SFAS No. 123, the Company follows the disclosure requirements of SFAS No. 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at or above fair market value. Therefore, at this time, the Company has adopted the “transition disclosure rules” and does not expect that this statement will have a material impact on the Company’s financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At March 31, 2003, our marketable securities consist of $16.2 million in tax-exempt notes and bonds issued by the District of Columbia, $3.0 million in tax-exempt notes and bonds issued by other states, and $37.9 million in U.S. government agency securities. The average maturity on all our marketable securities as of March 31, 2003 was approximately 5.3 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of The Advisory Board Company:

     We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of The Advisory Board Company as of March 31, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated April 24, 2002, expressed an unqualified opinion on those statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries as of March 31, 2002 and 2003, and the consolidated results of their operations and cash flows for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
April 30, 2003

     Arthur Andersen LLP has not consented to the inclusion of the following report in this Form 10-K and therefore you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements or material fact contained in the financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

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

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
April 24, 2002

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,

	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$23,959	$33,301
Membership fees receivable, net	14,099	9,234
Prepaid expenses and other current assets	943	1,600
Deferred income taxes	3,424	11,532
Deferred incentive compensation	1,894	2,259

Total current assets	44,319	57,926
Property and equipment, net	4,187	2,891
Marketable securities	—	57,106

Total assets	$48,506	$117,923

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Deferred revenues	$51,538	$63,653
Accounts payable and accrued liabilities	7,167	5,484
Accrued incentive compensation	5,659	6,899
Special compensation arrangements	329	—

Total current liabilities	64,693	76,036
Long-term liabilities:
Special compensation arrangements	400	—
Deferred income taxes	—	392

Total liabilities	65,093	76,428

Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, zero issued and outstanding	—	—
Class A voting common stock, $0.01 par value; 20,000 shares authorized, zero shares issued and outstanding	—	—
Class B nonvoting common stock, $0.01 par value; 29,980,000 shares authorized, and zero shares issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 12,149,735 and 14,779,567 shares issued and outstanding at March 31, 2002 and 2003	121	148
Additional paid-in capital	(20,877)	21,821
Deferred compensation	(366)	—
Accumulated elements of comprehensive income	—	552
Retained earnings	4,535	18,974

Total stockholders’ (deficit) equity	(16,587)	41,495

Total liabilities and stockholders’ (deficit) equity	$48,506	$117,923

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended March 31,

	2001	2002	2003

Revenues:	$63,727	$80,970	$100,714

Costs and expenses:
Cost of services (excluding special compensation and stock option related expenses of $1,821, $645 and $615)	33,644	37,142	41,598
Member relations and marketing (excluding special compensation and stock option related expenses of $679, $0 and $133)	12,588	16,100	19,842
General and administrative (excluding special compensation and stock option related expenses of $344, $837 and $399)	9,768	10,659	12,507
Depreciation and loss on disposal of fixed assets	1,539	2,030	1,827
Special compensation and stock option related expenses	2,844	1,482	1,147
Affiliate company charge	4,505	2,676	—

Total costs and expenses	64,888	70,089	76,921

(Loss) income from operations	(1,161)	10,881	23,793
Interest income	471	453	1,038

(Loss) income before benefit (provision) for income taxes	(690)	11,334	24,831
Benefit (provision) for income taxes	68	(1,358)	(10,392)

Net (loss) income	$(622)	$9,976	$14,439

(Loss) earnings per share:
Historical net (loss) income per share — basic	$(0.04)	$0.73	$1.10
Historical net (loss) income per share — diluted	$(0.04)	$0.62	$0.85
Basic weighted average number of shares outstanding	13,977	13,748	13,139
Diluted weighted average number of shares outstanding	13,977	16,089	16,996
Pro forma statements of operations data (unaudited):
(Loss) income before benefit (provision) for income taxes, as reported	$(690)	$11,334
Pro forma income tax benefit (provision)	293	(4,817)

Pro forma net (loss) income	$(397)	$6,517

Pro forma net (loss) income per share — basic	$(0.03)	$0.47
Pro forma net (loss) income per share — diluted	$(0.03)	$0.41

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share amounts)

					Accumulated
	Common Stock				Elements of		(Accumulated		Annual
			Additional		Comprehensive	Promissory	Deficit)		Comprehensive
			Paid-in	Deferred	Income	Notes	Retained		Income
	Shares	Amount	Capital	Compensation	(Loss)	Receivable	Earnings	Total	(Loss)

Balance at March 31, 2000	13,977,200	$140	$817	$(12)	$(24)	$—	$—	$(11,150)
Distributions to stockholder	—	—	—	—	—	—	(16)	(16)	$—
Deferred compensation pursuant to stock option repurchase agreement	—	—	—	(1,000)	—	—	—	(1,000)	—
Amortization of deferred compensation	—	—	—	312	—	—	—	312	—
Contribution from stockholder	—	—	10,000	—	—	—	—	10,000	—
Unrealized gain on marketable securities	—	—	—	—	24	—	—	24	24
Net loss	—	—	—	—	—	—	(622)	(622)	(622)

Balance at March 31, 2001	13,977,200	140	10,817	(700)	—	—	(11,788)	(1,531)	$(598)

Cash distributions to stockholder	—	—	—	—	—	—	(12,971)	(12,971)	$—
Deferred compensation pursuant to stock option repurchase agreements	—	—	—	(1,050)	—	—	—	(1,050)	—
Amortization of deferred compensation	—	—	—	1,384	—	—	—	1,384	—
Exercise of stock options	1,023,872	10	3,544	—	—	—	—	3,554	—
Issuance of promissory notes receivable	—	—	—	—	—	(3,346)	—	(3,346)	—
Interest earned on promissory notes receivable	—	—	—	—	—	(100)	—	(100)	—
Net income — pre-termination of S corporation status	—	—	—	—	—	—	5,441	5,441	5,441
Noncash distributions to stockholders in connection with initial public offering	—	—	—	—	—	3,446	(13,027)	(9,581)	—
Payment of offering costs and other distributions	—	—	—	—	—	—	(2,922)	(2,922)	—
Termination of S corporation status	—	—	(35,267)	—	—	—	35,267	—	—
Receipt of shares from stockholder pursuant to stock option agreement	(2,851,337)	(29)	29	—	—	—	—	—	—
Net income — post-termination of S corporation status	—	—	—	—	—	—	4,535	4,535	4,535

Balance at March 31, 2002	12,149,735	121	(20,877)	(366)	—	—	4,535	(16,587)	$9,976

Amortization of deferred compensation	—	—	—	366	—	—	—	366	$—
Exercise of stock options	2,616,382	26	21,427	—	—	—	—	21,453	—
Tax benefit on exercise of options	—	—	20,921	—	—	—	—	20,921	—
Issuance of common stock under employee stock purchase plan	13,450	1	350	—	—	—	—	351	—
Unrealized gains on available-for-sale marketable securities, net	—	—	—	—	552	—	—	552	552
Net Income	—	—	—	—	—	—	14,439	14,439	14,439

Balance at March 31, 2003	14,779,567	$148	$21,821	$—	$552	$—	$18,974	$41,495	$14,991

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,

	2001	2002	2003

Cash flows from operating activities:
Net (loss) income	$(622)	$9,976	$14,439
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities — Depreciation	1,527	1,929	1,722
Loss on disposal of fixed assets	12	101	105
Special compensation arrangements	(4,350)	(37)	(363)
Deferred income taxes and tax benefits resulting from the exercise of common stock options	(70)	(2,305)	6,140
Amortization of marketable securities premiums	—	—	352
Changes in operating assets and liabilities:
Membership fees receivable	(3,851)	(2,269)	4,865
Prepaid expenses and other current assets	(248)	(286)	(657)
Deferred incentive compensation	(447)	(691)	(365)
Payable to/receivable from affiliates	5,289	(6,479)	—
Deferred revenues	9,678	12,268	12,115
Accounts payable and accrued liabilities	(526)	4,478	4,955
Accrued incentive compensation	626	3,178	1,240

Net cash flows provided by operating activities	7,018	19,863	44,548

Cash flows from investing activities:
Purchases of property and equipment	(3,459)	(864)	(531)
Sales (purchases) of marketable securities	1,877	—	(56,515)

Net cash flows used in investing activities	(1,582)	(864)	(57,046)

Cash flows from financing activities:
Proceeds on issuance of stock from exercise of options	—	—	21,453
Reimbursement of offering costs	—	—	992
Payment of offering costs and other distributions	—	(2,922)	(956)
Issuance of common stock under employee stock purchase plan	—	—	351
Contributions from stockholder	10,000	—	—
Distributions to stockholder	(16)	(12,971)	—

Net cash flows (used in) provided by financing activities	9,984	(15,893)	21,840

Net increase in cash and cash equivalents	15,420	3,106	9,342
Cash and cash equivalents, beginning of period	5,433	20,853	23,959

Cash and cash equivalents, end of period	$20,853	$23,959	$33,301

Supplemental disclosure of cash flow information:
Noncash distributions to stockholders	$—	$13,027	$—

Cash paid during the period for — Income taxes	$2	$270	$1,000

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Stock splits, reincorporation and public offerings

     On October 26, 2001, the Company completed a 16.84-for-1 stock split of its Class A voting shares and Class B nonvoting shares. In addition, all the Class A and Class B shares were converted to shares of Common Stock. All share and per share amounts have been retroactively adjusted to give effect to this action.

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

     In November 2001, the Company completed its initial public offering in which the Company’s founder and former principal stockholder sold 5,750,000 shares of the Company’s common stock. In addition, in November 2002, 4,312,500 shares of the Company’s common stock were sold in a registered public offering (See Note 10). The Company did not receive any proceeds from these offerings.

     In August 2002 the Company retired its Class A Voting Common Stock and Class B Nonvoting Common Stock.

3. Basis of presentation and summary of significant accounting policies

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Advisory Board Services, Inc. (ABSI) and Advisory Board Investments, Inc. (ABII), both of which were formed during fiscal 2003. ABSI holds the Company’s trademarks and service marks, and ABII holds certain of the Company’s marketable securities. All significant intercompany transactions have been eliminated.

Cash equivalents and marketable securities

     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. The Company had no marketable securities as of March 31, 2002. As of March 31, 2003, the Company’s marketable securities consisted of U.S. government agency obligations and Washington, D.C. and other state tax-exempt notes and bonds. The Company classifies its marketable securities as available-for-sale marketable securities, which are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may not hold these marketable securities to maturity and may elect to sell the securities at any time.

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

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. The Company believes that no such impairment existed as of March 31, 2002 and 2003.

Revenue recognition

     Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by the Company’s pro rata refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is generally 12 months. Fees are generally billable, and revenue recognition begins, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. The Company’s policy is to record the full amount of program agreement fees receivable and related deferred revenue when a letter agreement is signed by the member. As of March 31, 2002 and 2003, approximately $1.0 million and $0.3 million, respectively, of deferred revenues were to be recognized beyond the following twelve months.

Allowance for uncollectible revenue

     The Company’s ability to collect outstanding receivables from its members has an effect on the Company’s operating performance and cash flows. This effect is mitigated because memberships, which are predominantly annual contracts, are generally payable by members at the beginning of the contract term. The Company records an allowance for uncollectible revenue based on its ongoing monitoring of members’ credit and the aging of receivables.

Deferred incentive compensation

     Direct incentive compensation related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.

(Loss) earnings per share

     Basic (loss) earnings per share is computed by dividing net (loss) income by the number of basic weighted average common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the number of diluted weighted average common shares and common share equivalents outstanding during the period. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. For the year ended March 31, 2001, common share equivalents are anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended March 31,

	2001	2002	2003

Basic weighted average common shares outstanding	13,977	13,748	13,139
Weighted average common share equivalents outstanding	—	2,341	3,857

Diluted weighted average common shares outstanding	13,977	16,089	16,996

Concentrations of risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and membership fees receivable. The Company maintains cash and cash equivalents and marketable securities with financial institutions. Marketable securities consist of U.S. government agency obligations and municipal obligations, primarily from the District of Columbia. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities comprising the Company’s membership base, and the Company establishes allowances for potential credit losses.

     The Company generates revenues from customers located outside the United States. For each of the years ended March 31, 2001, 2002 and 2003, the Company generated approximately 1% of revenues from customers outside the United States. No one customer accounted for more than 2% of revenues for any period presented.

Income taxes

     Deferred income taxes are determined on the asset and liability method. Under this method, temporary differences arise as a result of the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and tax rates on the date of the enactment of the change. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income tax assets.

Fair value of financial instruments

     The fair value of current assets and current liabilities approximates their carrying value due to their short maturity.

Segment reporting

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Under this definition, the Company operated as a single segment for all periods presented.

Research and development costs

     Costs related to the research and development of new company programs are expensed in the year incurred.

Stock-based compensation

     At March 31, 2003, the Company had several stock-based compensation plans, which are described more fully in Note 11. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (collectively, “APB No. 25”). In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”),” the pro forma stock-based compensation cost, net income and basic and diluted earnings per share is computed as if the fair value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all options. See Note 11 for a tabular presentation of the pro forma stock-based compensation cost, net income and basic and diluted earnings per share.

Use of estimates in preparation of consolidated financial statements

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements

     Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supersedes SFAS No. 121, was issued in October 2001. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The Company implemented this standard on April 1, 2002. The implementation did not have a material effect on the Company’s financial condition or results of operations.

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” was issued in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS No. 148 are effective for the Company’s consolidated financial statements issued for the year ending March 31, 2003. As allowed by SFAS No. 123, the Company follows the disclosure requirements of SFAS No. 123, but continues to account for its employee stock option plans in accordance with APB No. 25, which results in no charge to earnings when options are issued at or above fair market value of the underlying stock. Therefore, at this time, the Company has adopted the “transition disclosure rules” and does not expect that this statement will have a material impact on the Company’s financial position or results of operations.

4. Marketable Securities

     The aggregate value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2003

			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

U.S. government agency obligations	$37,861	$37,371	$494	$(4)
Washington, D.C. tax exempt obligations	16,215	15,819	396	—
Tax exempt obligations of other states	3,030	2,973	57	—

	$57,106	$56,163	$947	$(4)

     The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2003

	Fair
	Market	Amortized
	Value	Cost

Matures in less than 1 year	$—	$—
Matures after 1 year through 5 years	24,655	24,273
Matures after 5 years through 10 years	31,308	30,794
Matures after 10 years	1,143	1,096

	$57,106	$56,163

     The average maturity on all marketable securities held by the Company as of March 31, 2003 was approximately 5.3 years.

5. Membership fees receivable

     Membership fees receivable consist of the following (in thousands):

	As of March 31,

	2002	2003

Billed fees receivable	$12,193	$7,161
Unbilled fees receivable	3,856	3,723

	16,049	10,884
Reserve for uncollectible revenue	(1,950)	(1,650)

Membership fees receivable, net	$14,099	$9,234

     Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay on an installment basis.

6. Property and equipment

     Property and equipment consists of the following (in thousands):

	As of March 31,

	2002	2003

Furniture, fixtures & equipment	$8,290	$8,225
Software and web development costs	3,939	4,036

	12,229	12,261
Accumulated depreciation	(8,042)	(9,370)

Property and equipment, net	$4,187	$2,891

7. Income taxes

     The Company is a calendar year taxpayer and, prior to its initial public offering, was previously treated as an S corporation for federal income tax purposes, whereby taxable income or losses flowed through to, and were reportable by, the individual stockholders. Accordingly, prior to the initial public offering, no provision was made for federal income taxes in the accompanying consolidated financial statements during the periods. The District of Columbia, as well as several states, however, assess a corporate level tax even on S corporations. In conjunction with the initial public offering, the Company became subject to federal income taxes at prevailing corporate rates, resulting in a benefit for income taxes of $1.6 million. At March 31, 2002 and 2003, the Company had income taxes payable of $3.5 million and zero, respectively.

     The (provision) benefit for income taxes consists of the following (in thousands):

	Year Ended March 31,

	2001	2002	2003

Current	$(2)	$(3,663)	$(10,155)
Deferred	70	2,305	(237)

(Provision) benefit for income taxes	$68	$(1,358)	$(10,392)

     Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,

	2002	2003

Deferred income tax assets:
Net operating loss carryforward	$—	$8,345
Compensation accrued for financial reporting purposes	2,475	3,337
Reserve for uncollectible revenue	829	684
Long term membership contracts	615	103
Deferred compensation arrangements	310	—
Deferred income tax liabilities:
Unrealized gains on available-for-sale securities	—	(392)
Deferred incentive compensation	(805)	(937)

Net deferred income tax assets	$3,424	$11,140

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,

	2002	2003

Statutory U.S. federal income tax rate	34.0%	35.0%
State income tax, net of U.S. federal income tax benefit	6.6	6.5
Termination of S corporation status	(14.9)	—
Phase-in rate differential	(16.3)	—
Other permanent differences, net	2.6	0.4

Effective tax rate	12.0%	41.9%

     The Company has deferred income tax assets, consisting primarily of net operating loss (NOL) carryforwards for regular Federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income tax assets. However, SFAS No. 109 does not consider the effect of future changes in existing laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. The Company has established its deferred income tax assets and liabilities using currently enacted tax laws and rates. The Company will recognize into income an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when new tax laws or rates are enacted.

     The Company has net operating losses which resulted in a deferred tax asset of $8.3 million at March 31, 2003. The net operating losses expire in the year 2022. The Company has realized current tax benefits (reductions of taxes payable) resulting from the exercise of common stock options of $12.6 million in the year ending March 31, 2003.

8. Comprehensive (loss) income

     Comprehensive (loss) income is defined as net (loss) income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in marketable securities. Comprehensive (loss) income for the years ended March 31, 2001, 2002 and 2003 was $(0.6) million, $10.0 million and $15.0 million, respectively. The accumulated elements of comprehensive (loss) income, net of tax, included within stockholders’ (deficit) equity on the balance sheets are comprised solely of the change in unrealized (losses) gains on marketable securities.

9. Transactions with affiliates

Background

     The Company had or currently has certain transactions with affiliated entities, including the sharing of certain administrative functions and charges incurred for strategic direction and oversight prior to the Company’s initial public offering. These transactions are summarized below:

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

     As of July 1, 2001, the Company and DGB Enterprises entered into a new two-year Administrative Services Agreement (New ASA), whereby the Company assumed internal management of substantially all these administrative functions while DGB Enterprises continued to provide services related to the facilities associated with the shared leased space (see Lease and Sublease Agreements below). Under the New ASA, the Company provides certain services to DGB Enterprises and other affiliated entities for fees based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. These net charges, which management believes approximate the expenses which would have been incurred had the Company operated on a stand-alone basis, are included in the Company’s general and administrative expenses.

     The Company performs and receives certain services from other affiliated entities. These net charges are included in Transactions with Other Related Entities in the accompanying Receivable from Affiliates table.

Lease and Sublease Agreements

     From October 1997 to June 1999, the Company was the lessor on the lease for its office space. DGB Enterprises and The Corporate Executive Board Company (see below) entered into Sublease Agreements with the Company on terms consistent with the original lease agreement.

     On July 1, 1999, the Company assigned its lease to DGB Enterprises and subsequently entered into a Sublease Agreement with DGB Enterprises whereby the Company leased the space it occupies on terms consistent with the original lease agreement through April 2004. Also on July 1, 1999, the Company transferred leasehold improvements related to the leased space to DGB Enterprises at their net book value of $2.0 million.

Other Transactions

     In November 2001, in conjunction with its initial public offering, the Company made cash and noncash distributions to its stockholders of $15.9 million. In May and June 2001, the Company distributed approximately $13.0 million to its former principal stockholder.

     In fiscal 2001, eHospital Newco, Inc. (eHospital Newco), a company controlled by the Company’s former principal stockholder that was established to develop and deliver health care content to patients and providers via the internet, provided the Company with its staff to assist in the development of the Company’s IT Strategy program and in the delivery of this program to the Company’s members during the first year of its availability. The Company reimbursed eHospital Newco $1.7 million for its direct costs related to these services. These expenses are included in cost of services in the accompanying consolidated statements of operations. No further services have been provided to the Company by eHospital Newco.

Transactions with The Corporate Executive Board Company

     In October 1997, the Company spun-off (the Spin-Off) The Corporate Executive Board Company (CEB), a division of the Company that provided best practices research and analysis focusing on corporate strategy, operations and general management issues for non-health care companies.

     The Company has a noncompetition agreement with CEB that extends through January 1, 2007, which generally prohibits CEB from selling programs to health care providers. This agreement also prohibits CEB from selling programs to other types of health care organizations unless the programs address issues of a general business nature and are principally sold to companies and institutions not in the health care industry. This noncompetition agreement generally prohibits the Company from selling its programs to organizations principally engaged in businesses other than health care.

     Also in conjunction with the spin-off of The Corporate Executive Board Company and in order to assist in its transition to an independent corporation, we and The Corporate Executive Board Company entered into a royalty free license agreement, an administrative services agreement, a vendor contracts agreement and sublease agreement. Each of these arrangements has expired or been terminated.

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

Receivable from affiliates

     The transactions discussed above are reflected in the receivable from affiliates as follows (in thousands):

	Year Ended March 31,

	2001	2002	2003

Balance at beginning of period	$7,178	$1,889	$—

Transactions with CEB:
ASA charges	—	16	—
VCA charges	55	94	—
Transactions with DGB:
Management services	(586)	(96)	—
ASA charges, net	(3,220)	(1,077)	(748)
Sublease charge	(2,585)	(3,246)	(3,412)
Affiliate company charge	(4,505)	(2,676)	—
Distributions in connection with initial public offering	—	(8,368)	—
Transactions with other related entities:
Direct costs of eHospital Newco	(1,699)	—	—
ASA charges, net	131	(11)	(46)

	(12,409)	(15,364)	(4,206)

Net cash transfers from the Company	7,120	13,475	4,206

Balance at end of period	$1,889	$—	$—

10. Public offering of common stock

     In November 2002, 4,312,500 shares of the Company’s common stock were sold in a registered public offering. This offering included 2,575,466 shares which were acquired by employees on the exercise of stock options, and 1,737,034 shares sold by existing stockholders. The Company did not directly receive any proceeds from the sale of its common stock. However, the Company did receive cash from the exercise of common stock options in conjunction with the sale of its common stock.

     The Company recognized payroll tax expenses reflecting additional Federal Insurance Company Act taxes it was obligated to pay as a result of the taxable income the employees received upon exercise of the stock options. This payroll tax expense was approximately $0.8 million for the year ending March 31, 2003, and is included in special compensation and other stock option related expenses in the accompanying consolidated statements of operations. In addition, for the year ending March 31, 2003, the Company recognized an income tax benefit of $20.9 million in stockholders’ equity for tax deductions associated with the exercise of stock options.

11. Stock option plans and special compensation arrangements

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

Liquid Markets Agreements

     On March 31, 1995, the Company and existing optionees adopted the Liquid Markets Agreements (LM Agreements) to provide the optionees an opportunity to (i) sell all or a portion of their Original Options to the Company immediately and/or (ii) modify all or a portion of their Original Options in accordance with the terms and conditions of the Continuing Stock-Based Incentive Compensation Plan (Continuing Option Plan), which is described below.

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

     The Company recognized approximately $0.7 million in compensation expense related to the LM Agreements during the year ended March 31, 2001.

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

     The terms of the Substitution Agreements resulted in a new measurement date for 468,152 continuing options held by continuing employees of the Company, resulting in the recognition of compensation expense. The compensation expense was recognized over the related vesting period. There was no compensation expense for each of the three years in the period ended March 31, 2003. The recognition of compensation expense was not required on the remaining 1,809,879 continuing options outstanding at the time of the Spin-Off under the provisions of EITF No. 90-9. Further, during the year ended March 31, 1999, the Company granted certain options at less than fair market value. Compensation expense related to this grant was $100,000, all of which was recognized by March 31, 2001.

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

     On June 1, 2001, the Company adopted the 2001 Stock-Based Incentive Compensation Plan (2001 Plan). The 2001 Plan is designed to provide for the grant of stock options that qualify as incentive stock options as well as stock options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Stock options granted pursuant to the 2001 Plan may only be granted to the Company’s officers, independent contractors, employees and prospective employees. The aggregate number of shares of the Company’s common stock issuable under the 2001 Plan may not exceed 2,357,600 shares. To date, all options granted under the 2001 Plan have been granted to employees.

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

Special cash compensation arrangements

     In connection with and prior to the Spin-Off, the Company entered into cash compensation arrangements (Special Cash Compensation Arrangements) with certain employees generally in consideration for increased New Option exercise prices at the time the Substitution Agreements were made. The Special Cash Compensation Arrangements include employment requirements and provide for cash payments to be deferred over several years. Compensation expense related to the Special Cash Compensation Arrangements is being recognized ratably over the required employment period and was $1.9 million, $0.1 million and zero during the years ended March 31, 2001, 2002 and 2003, respectively.

Stock Option Repurchase Agreements

     During fiscal 2001, the Company entered into an agreement to repurchase certain stock options at a fixed price. In August 2001, the Company entered into two additional Stock Option Repurchase Agreements (collectively, the Stock Option Repurchase Agreements). Compensation expense is recognized under these Stock Option Repurchase Agreements over the relevant required employment periods. Total compensation expense was $0.3 million, $1.4 million and $0.4 million in fiscal 2001, 2002 and 2003, respectively.

     The Company’s obligations under the Special Cash Compensation Arrangements and Stock Option Repurchase Agreements have been reflected in special compensation arrangements liability in the accompanying balance sheets. The expense related to stock option plan agreements mentioned above is reflected in special compensation and stock option related expenses in the accompanying consolidated statements of operations. As of March 31, 2003 there are no future expense or cash commitments under these arrangements.

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

Transactions under stock option plans

     The following table summarizes the changes in common stock options for all of the common stock option plans described above.

	Number of	Exercise Price	Weighted Average
	Options	Per Share	Exercise Price

Outstanding at March 31, 2000	8,559,772	$2.91-13.06	$7.21
Options granted	3,991,114	7.13	7.13
Options cancelled	(277,860)	7.13 - 11.88	9.99

Outstanding at March 31, 2001	12,273,026	2.91 - 13.06	7.13
Options granted	1,647,016	7.13 - 19.00	14.11
Options exercised	(1,023,872)	2.91 - 7.13	3.27
Options cancelled	(3,096,254)	7.13 - 19.00	8.06

Outstanding at March 31, 2002	9,799,916	2.91 - 19.00	8.42
Options granted	638,416	29.28 - 36.12	30.44
Options exercised	(2,616,382)	5.94 - 19.00	8.20
Options cancelled	(67,180)	7.13 - 29.77	14.65

Outstanding at March 31, 2003	7,754,770	$2.91-36.12	$10.26

     Exercise prices for options outstanding at March 31, 2003, are as follows:

			Weighted Average
			Remaining
Range of	Number	Weighted Average	Contractual
Exercise Prices	Outstanding	Exercise Price	Life - Years

$2.91	462,460	$2.91	6.0
5.94-7.13	5,231,717	7.11	4.1
8.91-13.06	684,679	11.14	3.2
19.00-19.00	747,498	19.00	8.6
29.28-32.40	580,000	30.15	9.8
33.51-36.12	48,416	33.94	9.8

$2.91-36.12	7,754,770	$10.26	5.1

     As of March 31, 2003, a total of 1,109,661 options were exercisable at weighted average exercise prices of $7.13 per share.

     On May 31, 2001, certain employees of the Company exercised options to purchase 1,023,872 shares of Class B nonvoting common stock at a weighted average exercise price of $3.27 per share. The Company advanced funds to the employees equal to the aggregate exercise price of the options, in exchange for full recourse 6.5% promissory notes from the employees.

     The Company has elected to account for stock and stock rights in accordance with APB No. 25. SFAS No. 123 established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair values of options granted from the date of the Spin-Off, were estimated at the date of grant for each period using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,

	2001	2002	2003

Risk free interest rate	4.4%	5.2%	3.91%
Dividend yield	—	—	—
Weighted average expected lives of options	6 years	6.5 years	7.5 years
Expected volatility	92%	94%	48%
Weighted average fair values of options granted	$4.10	$10.72	$19.01

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. If the Company had used the fair value accounting provisions of SFAS No. 123, pro forma net income (loss) for each period would have been as follows (in thousands, except per share information):

	Year Ended March 31,

	2001	2002	2003

Net (loss) income, as reported	$(622)	$9,976	$14,439
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,649)	(5,989)	(7,753)

Pro forma net (loss) income	$(6,271)	$3,987	$6,686

Pro forma net (loss) income per share:
Basic — as reported	$(0.04)	$0.73	$1.10
Diluted — as reported	$(0.04)	$0.62	$0.85
Basic — pro forma	$(0.45)	$0.29	$0.51
Diluted — pro forma	$(0.45)	$0.25	$0.41

     The pro forma results may not necessarily be indicative of future results.

12. Commitments and contingencies

Operating Leases

     The Company assigned its office lease to DGB Enterprises as of July 1, 1999, and subsequently entered into a sub-lease agreement (the Sublease) with DGB Enterprises, which expires in April 2004. The Company remains jointly and severally liable for all obligations under the original lease. The Company’s future minimum lease payments under the Sublease from DGB Enterprises are as follows (in thousands):

Year Ending March 31,

2004	$3,026
2005	252

Total	$3,278

     Rent expense during the years ended March 31, 2001, 2002 and 2003 was approximately $2.7 million, $3.4 million and $3.6 million, respectively.

Benefit Plan

     The Company sponsors a defined contribution 401(k) plan (the Plan) for all employees who have reached the age of twenty-one. The Company provides contributions equal to 50% of an employee’s contribution up to a maximum of 4% of base salary. Prior to July 1, 2000, the Company contributed 25% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the years ended March 31, 2001, 2002 and 2003 were approximately $317,000, $438,000 and $499,000, respectively.

Employee Stock Purchase Plan

     On October 25, 2001, the Company established an employee stock purchase plan (the ESPP). Under the ESPP, employees may authorize payroll deductions not to exceed 15% to purchase shares of the Company’s common stock. The ESPP is authorized to issue up to 842,000 shares of the Company’s common stock. Employees began contributing to the ESPP on April 1, 2002, and for the year ended March 31, 2003, the Company issued 13,450 shares of common stock under the ESPP.

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

13. Quarterly financial data (unaudited)

     Unaudited summarized financial data by quarter for the years ended March 31, 2002 and 2003 is as follows (in thousands, except per share amounts):

	Fiscal 2002 Quarter Ended

	June 30	September 30	December 31	March 31

Revenues	$18,530	$19,682	$20,709	$22,049
Income from operations	1,177	1,318	3,614	4,772
Income before income taxes	1,341	1,474	3,666	4,853
Net income	$1,208	$1,327	$4,696	$2,745
Earnings per share:
Basic	$0.08	$0.09	$0.34	$0.23
Diluted	$0.08	$0.08	$0.28	$0.17

	Fiscal 2003 Quarter Ended

	June 30	September 30	December 31	March 31

Revenues	$22,929	$24,488	$25,865	$27,432
Income from operations	5,243	5,466	5,414	7,670
Income before income taxes	5,379	5,650	5,683	8,119
Net income	$3,090	$3,249	$3,269	$4,831
Earnings per share:
Basic	$0.25	$0.27	$0.24	$0.33
Diluted	$0.19	$0.20	$0.19	$0.27

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

     On June 7, 2002, upon the recommendation of our Audit Committee, we dismissed Arthur Andersen LLP as our independent auditors and appointed Ernst & Young LLP to serve as our independent auditors for fiscal 2003. On June 17, 2002, our Audit Committee authorized Ernst & Young LLP to re-audit our financial statements and schedule as of and for the year ended March 31, 2002. We filed a current report on Form 8-K with the SEC on June 14, 2002, which included a notification that the change was effective on June 7, 2002.

     Arthur Andersen LLP’s reports on our financial statements for each of the two fiscal years ending March 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During each of our two fiscal years ending March 31, 2002 and 2001, there were:

•	no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such years; and

•	there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     During each of our two fiscal years ending March 31, 2001 and 2002, and through June 7, 2002, we did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K. By letter dated June 7, 2002, Arthur Andersen LLP stated that it agrees with the foregoing statement.

PART III

Item 10. Directors and Executive Officers.

     The following table sets forth, as of March 31, 2003, the names, ages and positions with The Advisory Board Company of the persons who serve as our directors and executive officers.

Name of Director	Age	Position

Jeffrey D. Zients	36	Chairman of the Board
Frank J. Williams	36	Chief Executive Officer and Director
Marc N. Casper	35	Director
Michael A. D’Amato	49	Director
Kelt Kindick	48	Director
Joseph E. Laird, Jr.	57	Director
LeAnne M. Zumwalt	44	Director
Scott M. Fassbach	43	Chief Research Officer
David L. Felsenthal	32	Chief Financial Officer, Secretary and Treasurer
Scott A. Schirmeier	34	General Manager, Sales and Marketing
Richard A. Schwartz	37	General Manager, Research

     Jeffrey D. Zients joined us in 1992, served as Chief Executive Officer from July 1998 until June 2001 and became our Chairman of the Board in June 2001. Mr. Zients also has served as the Chief Operating Officer of DGB Enterprises, Inc. since October 1997. Prior to July 1998, Mr. Zients held various positions with us, including Chief Operating Officer from 1996 to July 1998. From the time of our spin-off of The Corporate Executive Board Company until April 2001, Mr. Zients was a director of The Corporate Executive Board Company, and was Chairman of the Board of The Corporate Executive Board Company from January 2000 to April 2001. Prior to joining us, Mr. Zients was employed at Mercer Management Consulting and Bain & Company. Mr. Zients received a B.S. from Duke University.

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

     Marc N. Casper has served on our Board of Directors since February 2003. Mr. Casper is President of Thermo Electron’s Life and Laboratory Sciences Sector, which provides instrumentation and services to the pharmaceutical, biotechnology and industrial laboratory markets. Previously, Mr. Casper served as President, Chief Executive Officer and Director of Kendro Laboratory Products, which produces sample preparation and processing equipment. In 1997, Mr. Casper joined Dade Behring, Inc., which provides products and systems serving the global clinical diagnostics market, as Executive Vice President for Europe, Asia and Intercontinental. He was promoted to President-Americas in 1999. Mr. Casper started his career with Bain & Company as a strategy consultant and later joined Bain Capital, a leading leveraged-buyout firm. Mr. Casper is a member of the board of directors of the Analytical and Life Science Systems Association. Mr. Casper received a B.A. from Wesleyan University, and an M.B.A. from Harvard Business School.

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

     Kelt Kindick has been a director since November 2001. Mr. Kindick is presently Chief Financial Officer of the Commonwealth of Massachusetts. In addition, he serves as a Director at Bain & Company, a privately held management consulting firm. Mr. Kindick joined Bain & Company in 1980, was elected partner in 1986, served as Managing Director of the firm’s Boston office from 1991 to

1996 and as Chairman of the firm’s executive committee from 1998 to 1999. Mr. Kindick received a B.A. from Franklin & Marshall College and an M.B.A. from Harvard Business School.

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

     LeAnne M. Zumwalt has been a director since November 2001. Ms. Zumwalt is presently a Vice President of DaVita, Inc., a publicly held provider of dialysis services. From 1997 through 1999, Ms. Zumwalt was the Chief Financial Officer of Vivra Specialty Partners, a privately held health care services and technology firm. From 1991 to 1997, Ms. Zumwalt held several executive positions, including Chief Financial Officer and Treasurer, with Vivra Incorporated, a publicly held provider of dialysis services. Ms. Zumwalt also served on the board of directors of Vivra Incorporated from 1994 to 1997. Prior to joining Vivra Incorporated, Ms. Zumwalt was with Ernst & Young LLP for ten years. Ms. Zumwalt received a B.S. from Pacific Union College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and 10% stockholders to file forms with the SEC to report their ownership of our stock and any changes in ownership. Anyone required to file forms with the SEC must also send copies of the forms to us. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2002, except for the following: the purchase at our initial public offering on November 16, 2001 by Scott M. Fassbach, David L. Felsenthal, Scott A. Schirmeier, Richard A. Schwartz and Frank J. Williams of 5,000, 1,000, 1,000, 3,000 and 1,000 shares respectively, of our common stock were not initially reported on the Forms 4 filed with the SEC by those individiauls with respect to the period during which these transactions occurred. Forms 5 were not filed with the SEC by these individuals; however, amended Forms 4 reporting the foregoing transactions have been filed. We believe that all Section 16(a) filing requirements were met in fiscal 2003.

Item 11. Executive Compensation.

     The following table presents certain information concerning compensation of our Chief Executive Officer and the four other most highly compensated persons, who served as executive officers at March 31, 2003 (the “Named Officers”):

Summary Compensation Table

					Long-Term
					Compensation

	Fiscal	Annual Compensation			Number of	All Other
Name and Principal Positions	Year	Salary		Bonus	Options	Compensation

Frank J. Williams	2003	$500,000		$200,000	50,000	$—
Chief Executive Officer and Director (1)	2002	$487,500		$100,000	267,080	$—
	2001	$164,248	(2)	$—	593,610	$—
David L. Felsenthal	2003	$300,000		$75,000	16,000	$—
Chief Financial Officer, Secretary and Treasurer	2002	$286,250		$40,000	84,360	$—
	2001	$24,038	(3)	$—	151,560	$—
Scott M. Fassbach	2003	$535,600		$15,000	12,000	$—
Chief Research Officer	2002	$539,500		$10,000	17,000	$—
	2001	$521,950		$—	31,575	$1,400,000	(4)
Richard A. Schwartz	2003	$482,040		$17,000	12,000	$400,000	(4)
General Manager Research	2002	$485,550		$12,000	17,000	$300,000	(4)
	2001	$470,100		$—	31,575	$350,000	(4)
Scott A. Schirmeier	2003	$315,000		$80,000	12,000	$—
General Manager, Sales and Marketing	2002	$307,750		$55,425	17,000	$—
	2001	$276,475		$58,125	168,400	$—

(1)	Mr. Williams was named our Chief Executive Officer on June 1, 2001.

(2)	Includes payments by DGB Enterprises, Inc., which were allocated to us for services provided by our Named Officers during fiscal 2001 and 2002.

(3)	Mr. Felsenthal has served as our Chief Financial Officer, Secretary and Treasurer since April 1, 2001. Immediately prior to joining us, Mr. Felsenthal was Vice President of eHospital Newco Inc., a company controlled by our founder that was established to develop and deliver health care content to patients and providers via the Internet. In Fiscal 2001, eHospital Newco provided us with its staff to assist in the development of our IT Strategy program, and we reimbursed eHospital Newco for its direct costs related to these services, including a portion of Mr. Felsenthal’s salary.

(4)	Represents payments made pursuant to special equity-based compensation arrangements entered into with selected employees while we were a private company. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any new special equity-based compensation arrangements.

Option Grants in Fiscal 2003

     The following table shows information about stock option grants to our Named Officers during fiscal 2003. These options are included in the Summary Compensation Table above. All options were granted at fair market value under The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. All of the options granted have 10-year terms. The rules of the Securities and Exchange Commission require us to show hypothetical gains that the named Officers would have for these options at the end of their ten-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by Securities and Exchange Commission rules. They are not our estimate or projection of future stock prices.

Stock Option Grants in Fiscal 2003

	Individual Grants				Potential Realizable
					Value at Assumed
		% of Total			Annual Rates of
	Number of	Options			Stock Price
	Shares	Granted to	Exercise		Appreciation for
	Underlying	Employees in	Price	Expiration	Option Term
Name	Option Grants	Fiscal Year	(per share)	Date	5%	10%

Frank J. Williams	50,000	7.8%	$32.40	February 18, 2013	$1,018,809	$2,581,863
David L. Felsenthal	16,000	2.5	32.40	February 18, 2013	326,019	826,196
Scott M. Fassbach	12,000	1.9	32.40	February 18, 2013	244,514	619,647
Richard A. Schwartz	12,000	1.9	32.40	February 18, 2013	244,514	619,647
Scott A. Schirmeier	12,000	1.9	32.40	February 18, 2013	244,514	619,647

Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

     The following table shows information about the value realized on option exercises for each of our Named Officers during fiscal 2003 and the value of their unexercised options at the end of fiscal 2003. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.

Aggregated Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End (1)
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Frank J. Williams	249,000	$5,052,230	93,764	567,926	$2,608,514	$13,764,651
David L. Felsenthal	69,000	1,400,030	3,975	178,945	110,585	4,372,140
Scott M. Fassbach	140,000	2,840,700	10,859	583,316	302,097	15,722,821
Richard A. Schwartz	150,859	3,060,929	—	330,716	—	8,695,489
Scott A. Schirmeier	98,234	2,043,287	—	208,626	—	5,349,044

(1)	Based on the closing price of our common stock on March 31, 2003 of $34.95 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 10, 2003, by (i) each stockholder owning 5% or more of our common stock, (ii) each Named Officer, (iii) each director, and and (iv) all directors and executive officers as a group.

	Amount and Nature of		Total
	Beneficial Ownership (1)		Equity Stake (2)

Name of Beneficial Owner	Number	Percent	Number	Percent

David G. Bradley	1,442,756	9.3%	1,442,756	9.3%
Jeffrey D. Zients	178,066	1.1	198,066	1.3
Frank J. Williams	93,764	*	661,690	4.1
Marc N. Casper	—	—	40,416	*
Michael A. D’Amato	38,188	*	48,188	*
Kelt Kindick	40,416	*	50,416	*
Joseph E. Laird, Jr.	27,416	*	37,416	*
LeAnne M. Zumwalt	40,416	*	50,416	*
David L. Felsenthal	3,975	*	182,920	1.2
Scott M. Fassbach	10,859	*	594,175	3.7
Richard A. Schwartz	3,000	*	333,716	2.1
Scott A. Schirmeier	—	—	208,626	1.3
All directors and executive officers as a group (11 people)	436,100	2.8	5,112,045	29.2

*	Indicates ownership of less than 1%

(1)	Unless indicated in the notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. Included in shares owned by each stockholder are options held by the stockholder that are currently exercisable or exercisable within 60 days of June 10, 2003.

(2)	The number column indicates the number of shares owned assuming the exercise of all options, whether vested or unvested, without regard to whether or not the options are exercisable within 60 days of June 10, 2003. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options are deemed to be outstanding, whether vested or unvested and without regard to whether the options are exercisable within 60 days of June 10, 2003.

Equity Compensation Plan Information

     The table below provides information about our common stock that, as of March 31, 2003, may be issued upon the exercise of options and rights under the following equity compensation plans (which are all of our equity compensation plans):

•	The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan

•	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan

•	The Advisory Board Company Directors’ Stock Plan

•	The Advisory Board Company Employee Stock Purchase Plan

	Number of		Number of
	securities to be		securities remaining
	issued upon		available for future
	exercise of	Weighted-average	issuance under equity
	outstanding	exercise price of	compensation plans	Total of securities
	options, warrants	outstanding options,	(excluding securities	reflected in columns
	and rights	warrants and rights	reflected in column (a)	(a) and (c)
Plan Category	(a)	(b)	(c)	(d)

Equity Compensation Plans Approved by Stockholders	7,754,770	$10.26	2,737,126	10,491,896
Equity Compensation Plans Not Approved by Stockholders	—	—	—	—

Total	7,754,770	$10.26	2,737,126	10,491,896

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

     Administrative Services

     From January 2000 to June 2001, the majority of our administrative functions, including recruiting, human resources, facilities and telecommunications, were provided under an administrative services agreement by DGB Enterprises, Inc., which provided similar services to all entities under our founder’s control. In July 2001, we entered into a new administrative services agreement whereby we assumed internal management of substantially all these administrative functions while DGB Enterprises, Inc. continued to provide us with services related to the facilities associated with our shared leased space. Under the new agreement we provide DGB Enterprises, Inc., and related entities owned or controlled by our founder, with a variety of administrative services including services related to information technology and support, payroll and accounting and recruiting. This new agreement has a two-year term. Fees for the services provided under all these agreements are based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. We believe these net charges approximate the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under all these arrangements in the amount of $3.2 million, $1.1 million and $0.7 million for fiscal 2001, 2002 and 2003, respectively.

     Affiliate Company Charge

     DGB Enterprises, Inc. assessed a fee for strategic direction and oversight services to us and to each of the entities controlled by our founder. The charge was calculated as a percentage of revenue. As of October 1, 2001, our newly constituted Board of Directors began to provide these services and the affiliate company charge, which amounted to $4.5 million and $2.7 million in fiscal 2001 and 2002, respectively, was eliminated.

     Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to DGB Enterprises, Inc., transferred leasehold improvements related to our office space to DGB Enterprises, Inc. and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement runs through April 2004. We incurred rent expense under this arrangement of $2.6 million, $3.2 million, and $3.4 million for fiscal 2001, 2002 and 2003, respectively.

Transactions with The Corporate Executive Board Company

     In October 1997, the Company spun-off The Corporate Executive Board Company, a division that provided best practices research and analysis focusing on corporate strategy, operations and general management issues for non-health care companies.

     We have a noncompetition agreement with The Corporate Executive Board Company which generally prohibits The Corporate Executive Board Company from selling any membership-based products and services to health care providers. Additionally, The Corporate Executive Board Company is prohibited from selling such products and services to other types of health care organizations unless the products and services are of a general business nature and are principally sold to companies and institutions not in the health care industry. This agreement ends on January 1, 2007. After that date, The Corporate Executive Board Company may sell membership-based products and services in direct competition with us. Direct competition with The Corporate Executive Board Company may have a material adverse effect on our revenues.

     In conjunction with the spin-off of The Corporate Executive Board Company and in order to assist in its transition to an independent corporation, we and The Corporate Executive Board Company entered into a royalty free license agreement, an administrative services agreement, a vendor contracts agreement and sublease agreement. Under these arrangements, we provided services of approximately $55,000 and $110,000 in fiscal 2001 and 2002, respectively, and each of these arrangements has expired or been terminated.

Transactions with our Officers, Directors and Stockholders

     Prior to our initial public offering, we made loans to Jeffrey D. Zients, our Chairman of the Board, and Michael A. D’Amato, one of our directors. In connection with our initial public offering in November 2001, we made cash and noncash distributions of $15.9 million, including these loans, to our then existing stockholders. We also distributed approximately $13.0 million in cash to our founder in May and June 2001. In addition, in April 2001 we funded a loan to Scott A. Schirmeier, our General Manager, Sales and Marketing, which was repaid with interest in December 2001.

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

     For more information on all of these transactions, see note 9 to our consolidated financial statements.

Item 14. Controls and Procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officerconcluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	The following financial statements of the registrant and report of independent auditors are included in item 8 hereof:

Report of Independent Auditors

Consolidated Balance Sheets as of March 31, 2002 and 2003

Consolidated Statements of Operations for the years ended March 31, 2001, 2002 and 2003

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended March 31, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2002 and 2003

Notes to Consolidated Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II — Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

1.1	[Omitted]
*3.1	Certificate of Incorporation.
*3.2	Bylaws.
*4.1	Form of Common Stock Certificate.
5.1	[Omitted]
+*10.1	Employment Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.
*10.2	Noncompetition Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.
*10.3	Noncompetition Agreement, effective as of November 12, 2001, between David G. Bradley and the Advisory Board Company.
*10.4	Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and the Advisory Board Company.
*10.5	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, as executed by The Advisory Board Company and each of Michael A. D’Amato, Jeffrey D. Zients, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.
*10.6	Stock Option Agreement, dated May 1, 2001, between David G. Bradley and the Advisory Board Company
+*10.7	Letter to Jeffrey D. Zients from The Advisory Board Company regarding vesting of unexercised options and Notice of Exercise for Non-qualified Stock Options, dated May 31, 2001, as amended by letter, dated July 30, 2001, to Jeffrey D. Zients from The Advisory Board Company.
*10.8	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Jeffrey D. Zients and The Advisory Board Company.
+*10.9	Class B Nonvoting Common Stock Option Exercise Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company, as amended by letter, dated July 30, 2001, to Michael A. D’Amato from The Advisory Board Company.
*10.10	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company.
+*10.11	The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as amended on October 31, 1997.

Exhibit
Number	Description of Exhibit

+*10.12	Form of Stock Option Agreement pursuant to The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as executed by The Advisory Board Company and each of Frank J. Williams, Jeffrey D. Zients, Michael A. D’Amato, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.
+*10.13	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan, adopted on June 1, 2001.
+*10.14	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan.
+*10.15	The Advisory Board Company Directors’ Stock Plan, adopted on June 1, 2001.
+*10.16	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company Directors’ Stock Plan, as executed by The Advisory Board Company and each of Jeffrey D. Zients and Michael A. D’Amato.
+*10.17	Option Repurchase Plan, dated March 31, 2001, between Richard A. Schwartz and The Advisory Board Company.
+*10.18	Equity Value Agreement, dated October 31, 1997, between Richard A. Schwartz and The Advisory Board Company.
+*10.19	Form of Liquid Markets Agreement, as executed by The Advisory Board Company and each of Scott M. Fassbach and Richard A. Schwartz.
+*10.20	Equity Repurchase Plan, dated August 1997, between Scott M. Fassbach and The Advisory Board Company.
*10.21	Registration Rights Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and the Advisory Board Company
*10.22	Cross Indemnity Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and The Advisory Board Company.
*10.23	Promissory Note, dated December 21, 1999, between David G. Bradley and The Advisory Board Company.
*10.24	Promissory Note, dated March 31, 2001, between Scott A. Schirmeier and The Advisory Board Company.
*10.25	Administrative Services Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.
*10.26	Vendor Contracts Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.
*10.27	Sublease Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.
*10.28	License Agreement, dated January 19, 1999, between The Corporate Executive Board Company and The Advisory Board Company.
*10.29	Lease Guaranty Agreement, dated June 25, 1998, between The Corporate Executive Board Company and The Advisory Board Company.
*10.30	Administrative Services Agreement, dated July 1, 2001, between DGB Enterprises, Inc. and The Advisory Board Company.
*10.31	Lease Assignment Agreement, dated July 1, 1999, between DGB Enterprises, Inc. and The Advisory Board Company.
*10.32	Sublease Agreement, dated January 1, 2000, between DGB Enterprises, Inc. and The Advisory Board Company.
*10.33	Form of Indemnity Agreement to be executed between The Advisory Board Company and certain officers, directors and employees.
+*10.34	Employee Stock Purchase Plan, adopted on October 25, 2001.
*10.35	Letter Agreement, dated October 25, 2001, between The Corporate Executive Board Company and The Advisory Board Company amending the Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and The Advisory Board Company.
**10.36	BB&T Loan Agreement, dated November 9, 2001, by and between Branch Banking and Trust Company and The Advisory Board Company.
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	[Omitted]
24.1	[Omitted]
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
++99.9	Letter to the Securities and Exchange Commission regarding representations made by Arthur Andersen LLP.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on November 9, 2001.

**	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, as filed on February 13, 2002.

+	Compensation arrangement.

++	Incorporated by reference to the registrant’s annual report on Form 10-K, as filed on May 10, 2002.

(b)(4) Reports on Form 8-K

     On February 14, 2003, we filed a Current Report on Form 8-K furnishing the certifications of our Chief Executive Officer and our Chief Financial Officer, required under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPORT OF INDEPENDENT AUDITORS

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of The Advisory Board Company as of March 31, 2003 and 2002, and for each of the two years in the period ended March 31, 2003, and have issued our report thereon dated April 30, 2003 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. The consolidated financial statements of The Advisory Board Company and the financial statement schedule referred to above for the year ended March 31, 2001, was audited by other auditors who have ceased operations and whose report dated April 24, 2002 expressed an unqualified opinion.

     In our opinion, the 2002 and 2003 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
April 30, 2003

     Arthur Andersen LLP has not consented to the inclusion of the following report in this Form 10-K and therefore you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements or material fact contained in the financial statements audited by Arthur Andersen LLP or any omissions to state a meterial fact required to be stated therein.

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

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
April 24, 2002

THE ADVISORY BOARD COMPANY

SCHEDULE II — Valuation and Qualifying Accounts
(In thousands)

			Additions
	Balance at	Additions	Charged to	Deductions	Balance at
	Beginning	Charged to	Other	From	End of
	of Year	Revenue	Accounts	Reserve	Year

Year ending March 31, 2001 Reserve for uncollectible revenue	$1,424	$669	$—	$806	$1,287

	$1,424	$669	$—	$806	$1,287

Year ending March 31, 2002 Reserve for uncollectible revenue	$1,287	$1,232	$—	$569	$1,950

	$1,287	$1,232	$—	$569	$1,950

Year ending March 31, 2003 Reserve for uncollectible revenue	$1,950	$1,385	$—	$1,685	$1,650

	$1,950	$1,385	$—	$1,685	$1,650

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of June 26, 2003.

The Advisory Board Company

/s/ FRANK J. WILLIAMS
Frank J. Williams Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. ZIENTS Jeffrey D. Zients	Chairman of the Board of Directors	June 26, 2003

/s/ FRANK J. WILLIAMS Frank J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	June 26, 2003

/s/ DAVID L. FELSENTHAL David L. Felsenthal	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer	June 26, 2003

/s/ MARC N. CASPER	Director	June 26, 2003

Marc N. Casper

/s/ MICHAEL A. D’AMATO	Director	June 26, 2003

Michael A. D’Amato

/s/ KELT KINDICK	Director	June 26, 2003

Kelt Kindick

/s/ JOSEPH E. LAIRD, JR.	Director	June 26, 2003

Joseph E. Laird, Jr.

/s/ LEANNE M. ZUMWALT	Director	June 26, 2003

LeAnne M. Zumwalt

CERTIFICATIONS

I, Frank J. Williams, certify that:

     1.     I have reviewed this annual report on Form 10-K of The Advisory Board Company;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of The Advisory Board Company as of, and for, the periods presented in this annual report;

     4.     The Advisory Board Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for The Advisory Board Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to The Advisory Board Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of The Advisory Board Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Advisory Board Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to The Advisory Board Company’s auditors and the audit committee of The Advisory Board Company’s board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect The Advisory Board Company’s ability to record, process, summarize and report financial data and have identified for The Advisory Board Company’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in The Advisory Board Company’s internal controls; and

     6.     The Advisory Board Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003

/s/ FRANK J. WILLIAMS Frank J. Williams, Chief Executive Officer and Director

I, David L. Felsenthal, certify that:

     1.     I have reviewed this annual report on Form 10-K of The Advisory Board Company;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of The Advisory Board Company as of, and for, the periods presented in this annual report;

     4.     The Advisory Board Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for The Advisory Board Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to The Advisory Board Company, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of The Advisory Board Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Advisory Board Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to The Advisory Board Company’s auditors and the audit committee of The Advisory Board Company’s board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect The Advisory Board Company’s ability to record, process, summarize and report financial data and have identified for The Advisory Board Company’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in The Advisory Board Company’s internal controls; and

     6.     The Advisory Board Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003

/s/ DAVID L. FELSENTHAL David L. Felsenthal, Chief Financial Officer, Secretary and Treasurer