Form 10-Q
period 2003-06-30
ADVISORY BOARD CO
filed 2003-08-14
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

As of August 12, 2003, we had outstanding 15,517,411 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2003	March 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,151	$33,301
Marketable securities	3,868	—
Membership fees receivable, net	12,370	9,234
Prepaid expenses and other current assets	1,276	1,600
Deferred income taxes, net	18,022	11,532
Deferred incentive compensation	2,286	2,259

Total current assets	72,973	57,926
Property and equipment, net	2,624	2,891
Marketable securities	58,889	57,106

Total assets	$134,486	$117,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$63,510	$63,653
Accounts payable and accrued liabilities	6,006	5,484
Accrued incentive compensation	4,789	6,899

Total current liabilities	74,305	76,036
Long-term liabilities:
Deferred income taxes	679	392

Total liabilities	74,984	76,428

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock, par value $0.01; 90,000,000 shares authorized, 15,517,411 and 14,779,567 shares issued and outstanding as of June 30 and March 31, 2003, respectively	155	148
Additional paid-in capital	34,902	21,821
Accumulated elements of comprehensive income	1,041	552
Retained earnings	23,404	18,974

Total stockholders’ equity	59,502	41,495

Total liabilities and stockholders’ equity	$134,486	$117,923

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	June 30,

	2003	2002

Revenues	$28,449	$22,929

Costs and expenses:
Cost of services (excluding special compensation and stock option related expense of $0 and $87)	11,617	9,609
Member relations and marketing	5,552	4,513
General and administrative (excluding special compensation and stock option related expense of $321 and $0)	3,692	2,896
Depreciation and loss on disposal of fixed assets	404	581
Special compensation and stock option related expense	321	87

Income from operations	6,863	5,243
Interest income	581	136

Income before provision for income taxes	7,444	5,379
Provision for income taxes	3,014	2,289

Net income	$4,430	$3,090

Earnings per share:
Net income per share — basic	$0.29	$0.25
Net income per share — diluted	$0.24	$0.19
Basic weighted average number of shares outstanding	15,116	12,150
Diluted weighted average number of shares outstanding	18,325	16,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$4,430	$3,090
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	404	476
Loss on disposal of fixed assets	—	105
Special compensation arrangements	—	(213)
Deferred income taxes	3,003	1,101
Amortization of marketable securities premiums	185	9
Changes in operating assets and liabilities:
Membership fees receivable	(3,136)	(1,011)
Prepaid expenses and other current assets	324	386
Deferred incentive compensation	(27)	(290)
Deferred revenues	(143)	(17)
Accounts payable and accrued liabilities	522	675
Accrued incentive compensation	(2,110)	(1,661)

Net cash provided by operating activities	3,452	2,650

Cash flows from investing activities:
Purchases of property and equipment	(137)	(165)
Redemption of marketable securities	6,000	—
Purchase of marketable securities	(11,059)	(6,229)

Net cash flows used in investing activities	(5,196)	(6,394)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	3,515	—
Issuance of common stock under employee stock purchase plan	79	79

Net cash provided by financing activities	3,594	79

Net increase (decrease) in cash and cash equivalents	1,850	(3,665)
Cash and cash equivalents, beginning of period	33,301	23,959

Cash and cash equivalents, end of period	$35,151	$20,294

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

     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed unaudited financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC in June 2003. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2003, has been derived from the financial statements that have been audited by the Company’s independent auditors. The consolidated results of operations for the three months ended June 30, 2003, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2004, or any other period within the Company’s fiscal year 2004.

2.	Stock split and retirement

     On October 26, 2001, the Company effected a 16.84-for-1 stock split of its Class A voting shares and Class B nonvoting shares. All share and per share amounts have been retroactively adjusted to give effect to this action. In addition, all the Class A and Class B shares were converted to shares of Common Stock. In August 2002, the Company retired its Class A Voting Common Stock and Class B Nonvoting Common Stock. No effect was given to this transaction for accounting purposes.

3.	Earnings per share

     Basic earnings per share is computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of diluted weighted average common shares outstanding during the period. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method, which assumes the proceeds from the exercise of the options and the estimated tax savings associated with the Company’s income tax deduction at the nonqualified options’ exercise using the Company’s prevailing tax rates, are used to buy back shares. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Basic weighted average common shares outstanding	15,116	12,150
Weighted average common share equivalents outstanding	3,209	4,443

Diluted weighted average common shares outstanding	18,325	16,593

4.	Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company recorded unrealized gains on marketable securities of $489,000 and $9,000 during the three months ended June 30, 2003 and 2002, respectively. Comprehensive income was $4.9 million and $3.1 million during the three months ended June 30, 2003 and 2002, respectively.

5.	Deferred income taxes

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

6.	Exercise of stock options

     During the three months ended June 2003, certain stockholders sold 735,264 shares of the Company’s common stock following the exercise of stock options. The Company received approximately $3.5 million from the exercise of common stock options, and recognized approximately $321,000 in compensation expense reflecting additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the offering. The additional FICA taxes are included within “Special compensation and stock option related expenses” on the condensed consolidated statements of operations.

7.	Supplemental cash flow disclosures

     During the three months ended June 2003, the Company recognized approximately $9.5 million in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options. Estimated current income tax payments of $2.1 million for the period ended June 30, 2003 have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified common stock options.

     During the three months ended June 2002, the Company paid $1.0 million for income taxes related to prior year income tax liabilities.

8.	Stock-based compensation

     At June 30, 2003, the Company had several stock-based employee compensation plans. The Company accounts for options granted under those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	June 30,

	2003	2002

Net income, as reported	$4,430	$3,090
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	2,051	1,975

Pro forma net income	$2,379	$1,115

Earnings per share:
Basic — as reported	$0.29	$0.25
Diluted — as reported	$0.24	$0.19
Basic — pro forma	$0.16	$0.09
Diluted — pro forma	$0.13	$0.07

     No stock options were granted during the three months ended June 30, 2003. The weighted-average fair value of Company options granted during the three months ended June 30, 2002 was $21.81 per share, respectively.

     Under the SFAS No. 123 pro forma disclosure provisions, the fair value of options granted subsequent to December 15, 1995, has been estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s outstanding options. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The provisions of SFAS No. 123 may not necessarily be indicative of future results.

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

     You should understand that many important factors, including our dependence on the health care industry, our membership-based business model, our inability to know in advance if new products will be successful, cost containment pressures on health care providers, economic and other conditions in the markets in which we operate, fluctuations in operating results, our potential exposure to loss of revenue resulting from our unconditional service guarantee, competition, and government regulations, could cause our results to differ materially from those expressed in forward-looking statements. These and other factors are discussed more fully in our 2003 annual report on Form 10-K that we filed with the Securities and Exchange Commission on June 27, 2003. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

     We provide best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each program have access to an integrated set of services including best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools.

     Our revenues grew 24.1% in the first three months of fiscal 2004 over the first three months of fiscal 2003. We have increased our contract value 23.5% at June 30, 2003 over June 30, 2002. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

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

     As a private company, we entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to option holders in the absence of a prior public market for our stock. We incurred charges of $0 and $87,000 during the three months ended June 30, 2003 and 2002, respectively in connection with these special compensation arrangements. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements, and we will not incur any additional charges during the remaining nine months of fiscal 2004 with respect to arrangements entered into prior to our initial public offering.

Results of operations

     The following table shows statement of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended
	June 30,

	2003	2002

Revenues	100.0%	100.0%

Costs and expenses:
Cost of services (excluding special compensation and stock option related expense of 0.0% and 0.4%)	40.8	41.9
Member relations and marketing	19.5	19.7
General and administrative (excluding special compensation and stock option related expense of 1.2% and 0.0%)	13.0	12.6
Depreciation and loss on disposal of fixed assets	1.4	2.5
Special compensation and stock option related expense	1.2	0.4

Income from operations	24.1	22.9
Interest income	2.1	0.6

Income before provision for income taxes	26.2	23.5
Provision for income taxes	10.6	10.0

Net income	15.6%	13.5%

Three months ended June 30, 2003 and 2002

     Revenues. Total revenues increased 24.1% to $28.4 million for the three months ended June 30, 2003, from $22.9 million for the three months ended June 30, 2002. The increase in revenues was primarily due to the expansion of new programs and cross-selling existing programs to existing members and, to a lesser degree, sales to new member organizations and price increases. Our contract value increased 23.5% from $91.6 million at June 30, 2002 to $113.1 million at June 30, 2003. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

     Cost of services. Cost of services increased 20.9% to $11.6 million or 40.8% of revenues for the three months ended June 30, 2003, from $9.6 million or 41.9% of revenues for the three months ended June 30, 2002. The decrease in cost of services as a percentage of revenues reflects the scaling of our programs over our larger revenue base. Because each program offers a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Consequently, while cost of services increased in the three months ended June 30, 2003, it decreased as a percentage of revenues.

     Member relations and marketing. Member relations and marketing costs increased 23.0% to $5.6 million, or 19.5% of revenues for the three months ended June 30, 2003, from $4.5 million, or 19.7% of revenues for the three months ended June 30, 2002. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs associated with adding new members, as well as an increase in member relations personnel and related costs to serve the larger membership base.

     General and administrative. General and administrative expenses increased 27.5% to $3.7 million, or 13.0% of revenues for the three months ended June 30, 2003, from $2.9 million, or 12.6% of revenues for the three months ended June 30, 2002. The increase in general and administrative expenses as a percentage of revenues reflects increased spending in recruiting and new product development.

     Depreciation and loss on disposal of fixed assets. This amount decreased to $404,000 or 1.4% of revenues for the three months ended June 30, 2003, from $581,000 or 2.5% of revenues for the three months ended June 30, 2002, principally due to the disposal during the three months ending June 30, 2002 of certain office equipment that was not yet fully depreciated, and lower capital expenditures in recent periods. The overall decrease as a percentage of revenues also reflects the leveraging of resources over our larger revenue base.

     Special compensation and stock option related expense. During the three months ending June 30, 2003, we recognized $321,000 in FICA tax expense relating to the exercise of stock options. Special compensation expense of $87,000 for the three months ended June 30, 2002 represents certain equity-based compensation arrangements we entered into with key employees prior to our initial public offering. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

     Provision for income taxes. We recorded a provision for income taxes of $3.0 million and $2.3 million in the three months ended June 30, 2003 and 2002, respectively. The decrease in our effective income tax rate to 40.5% for the three months ended June 30, 2003 from 42.5% for the three months ended June 30, 2002 primarily reflects an increase in the amount of tax-exempt interest income earned on our portfolio of cash and cash equivalents and marketable securities and, to a lesser extent, changes in states where income was generated.

Liquidity and capital resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $3.5 million and $2.7 million for the three months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, we had approximately $97.9 million in cash and cash equivalents and marketable securities. We believe these funds, together with net positive cash flows from operations, will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used cash in investing activities of $5.2 million during the three months ended June 30, 2003, consisting primarily of net purchases of marketable securities of $5.1 million. During the three months ended June 30, 2002, we used $6.4 million of cash, primarily for the purchase of marketable securities.

     Cash flows from financing activities. During the three months ending June 30, 2003, we received $3.5 million in connection with the exercise of stock options. In addition, we received $79,000 in connection with the issuance of common stock under our employee stock purchase plan in each of the three months ended June 30, 2003 and 2002.

     The lease of approximately 100,000 square feet for our current headquarters space expires in April 2004. We have recently signed a nonbinding letter of intent to lease approximately 106,000 square feet of new office space. We expect to move our headquarters into this new location upon the termination of our current lease, and we will incur costs associated with the construction and buildout of the new space. In addition, the terms of the new lease are expected to contain provisions for rental escalation and we expect to be required to pay our portion of executory costs such as taxes and insurance. Future minimum obligations under our current lease, excluding executory costs, are approximately $2.5 million.

     At June 30, 2003 and March 31, 2003, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Significant Related Party Transactions

Transactions with DGB Enterprises, Inc.

     Our founder owns a controlling interest in certain entities that operate in different industries from us. In 1997, our founder created DGB Enterprises, Inc. to manage his various business interests including his ownership in us. To achieve operating efficiencies, DGB Enterprises, Inc. consolidated certain management and administrative functions for these entities, and assumed the primary lease on office space used by these entities and shared with us. We entered into the following transactions with DGB Enterprises, Inc.:

     Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to DGB Enterprises, Inc., transferred leasehold improvements related to our office space to DGB Enterprises, Inc. and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement runs through April 2004. We incurred rent expense under this arrangement of $0.9 million and $0.9 million for the three months ended June 30, 2003 and 2002, respectively.

     Administrative Services

     In July 2001, we entered into an administrative services agreement whereby DGB Enterprises, Inc. provides us with services related to the facilities associated with our shared leased space, and we provide DGB Enterprises, Inc. and related entities owned or controlled by our founder, with certain administrative services. This new agreement has a two-year term. Fees for the services are based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. We believe these charges approximate the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under the agreement of $0.2 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively.

Summary of Critical Accounting Policies

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see “Note 3 — Summary of significant accounting policies” to our consolidated financial statements and related notes as reported on our Form 10-K filed with the Securities and Exchange Commission in June 2003. Our critical accounting policies include:

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

Revenue recognition

     Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by our pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is generally 12 months. Fees are generally billable, and revenue recognition begins, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. Our policy is to record the full amount of program agreement fees receivable and related deferred revenue when a letter agreement is signed by the member. As of June 30, 2003 and March 31, 2003, approximately zero and $0.3 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

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

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe that no such impairment existed as of June 30 or March 31, 2003.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At June 30, 2003, our marketable securities consist of $16.3 million in tax-exempt notes and bonds issued by the District of Columbia, $3.1 million in tax-exempt notes and bonds issued by other states, and $43.4 million in U.S. Government Agency securities. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

Item 4.  Controls and Procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 31.1	Certification of Frank J. Williams Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of David L. Felsenthal Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Frank J. Williams Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of David L. Felsenthal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

On May 6, 2003, we filed a current report on Form 8-K which included a press release dated May 5, 2003, in which the Company reported quarterly and annual earnings for the fiscal year ending March 31, 2003, and provided a financial outlook for the remainder of the calendar year ending December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on August 12, 2003.

THE ADVISORY BOARD COMPANY

By:	/s/ Frank J. Williams Frank J. Williams Chief Executive Officer (Principal Executive Officer) and Director

/s/ David L. Felsenthal David L. Felsenthal Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer