Form 10-Q
period 2003-09-30
ADVISORY BOARD CO
filed 2003-11-14
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes [ X ]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes [ X ]     No [   ]

As of November 10, 2003, we had outstanding 15,522,054 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2003	March 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,900	$33,301
Marketable securities	3,820	—
Membership fees receivable, net	12,549	9,234
Prepaid expenses and other current assets	1,341	1,600
Deferred income taxes, net	14,867	11,532
Deferred incentive compensation	2,245	2,259

Total current assets	54,722	57,926
Property and equipment, net	2,477	2,891
Marketable securities	78,530	57,106

Total assets	$135,729	$117,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$59,737	$63,653
Accounts payable and accrued liabilities	6,206	5,484
Accrued incentive compensation	5,656	6,899

Total current liabilities	71,599	76,036
Long-term liabilities:
Deferred income taxes	307	392

Total liabilities	71,906	76,428

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding as of September 30 and March 31, 2003, respectively	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 15,522,054 and 14,779,567 shares issued and outstanding as of September 30 and March 31, 2003, respectively	155	148
Additional paid-in capital	35,053	21,821
Accumulated elements of other comprehensive income	511	552
Retained earnings	28,104	18,974

Total stockholders’ equity	63,823	41,495

Total liabilities and stockholders’ equity	$135,729	$117,923

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$29,951	$24,488	$58,400	$47,417

Costs and expenses:
Cost of services (excluding special compensation and stock option expense of $0, $112, $0 and $199)	12,291	10,708	23,908	20,317
Member relations and marketing	6,062	4,697	11,614	9,210
General and administrative (excluding special compensation and stock option expense of $0, $0, $321 and $0)	3,964	3,043	7,656	5,939
Depreciation and loss on disposal of fixed assets	416	462	820	1,043
Special compensation and stock option expense	—	112	321	199

Income from operations	7,218	5,466	14,081	10,709
Interest income	680	184	1,261	320

Income before provision for income taxes	7,898	5,650	15,342	11,029
Provision for income taxes	3,198	2,401	6,212	4,690

Net income	$4,700	$3,249	$9,130	$6,339

Earnings per share:
Net income per share — basic	$0.30	$0.27	$0.60	$0.52
Net income per share — diluted	$0.25	$0.20	$0.49	$0.38
Basic weighted average number of shares outstanding	15,518	12,153	15,317	12,151
Diluted weighted average number of shares outstanding	18,708	16,362	18,516	16,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$9,130	$6,339
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	820	938
Loss on disposal of fixed assets	—	105
Special compensation arrangements	—	(129)
Deferred income taxes	6,182	541
Amortization of marketable securities premiums	371	82
Changes in operating assets and liabilities:
Membership fees receivable	(3,315)	5,429
Prepaid expenses and other current assets	259	133
Deferred incentive compensation	14	(54)
Deferred revenues	(3,916)	(2,836)
Accounts payable and accrued liabilities	722	4,831
Accrued incentive compensation	(1,243)	(946)

Net cash provided by operating activities	9,024	14,433

Cash flows from investing activities:
Purchases of property and equipment	(406)	(289)
Redemption of marketable securities	6,000	—
Purchases of marketable securities	(31,740)	(16,079)

Net cash flows used in investing activities	(26,146)	(16,368)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	3,558	—
Issuance of common stock under employee stock purchase plan	163	177

Net cash provided by financing activities	3,721	177

Net decrease in cash and cash equivalents	(13,401)	(1,758)
Cash and cash equivalents, beginning of period	33,301	23,959

Cash and cash equivalents, end of period	$19,900	$22,201

Supplemental disclosure of cash flow information:
Cash paid during the period for —
Income taxes	$—	$1,000

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

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2003, has been derived from the financial statements that have been audited by the Company’s independent auditors. The consolidated results of operations for the three and six months ended September 30, 2003, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2004, or any other period within the Company’s fiscal year 2004.

2.   Exercise of stock options

     During the three months ended June 2003, certain stockholders sold 735,264 shares of the Company’s common stock following the exercise of stock options. The Company received approximately $3.6 million from the exercise of common stock options, and recognized approximately $321,000 in compensation expense reflecting additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the offering. The additional FICA taxes are included within “Special compensation and stock option expense” on the condensed consolidated statements of operations.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic weighted average common shares outstanding	15,518	12,153	15,317	12,151
Weighted average common share equivalents outstanding	3,190	4,209	3,199	4,326

Diluted weighted average common shares outstanding	18,708	16,362	18,516	16,477

4.   Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company recorded unrealized (losses) gains on marketable securities of ($530,000), ($41,000), $211,000 and 220,000 during the three and six months ended September 30, 2003 and 2002, respectively. Comprehensive income was $4.2 million, $9.1 million, $3.5 million and $6.6 million during the three and six months ended September 30, 2003 and 2002, respectively.

5.   Deferred income taxes

     For tax purposes, the Company has deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes resulting from compensation expense incurred from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the net deferred income taxes. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. The Company has established its deferred income tax assets and liabilities using currently enacted tax law and rates. The Company will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.

6.   Supplemental cash flow disclosures

     During the three months ended June 2003, the Company recognized a benefit for tax deductions associated with the exercise of non-qualified common stock options of approximately $9.5 million in additional paid-in capital. No estimated current income tax payments for the six months ended September 30, 2003 have been required.

7.   Stock-based compensation

     At September 30, 2003, the Company had several stock-based employee compensation plans. The Company accounts for options granted under those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$4,700	$3,249	$9,130	$6,339
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,199)	(1,983)	(4,332)	(3,958)

Pro forma net income	$2,501	$1,266	$4,798	$2,381

Earnings per share:
Basic — as reported	$0.30	$0.27	$0.60	$0.52
Diluted — as reported	$0.25	$0.20	$0.49	$0.38
Basic — pro forma	$0.16	$0.10	$0.31	$0.20
Diluted — pro forma	$0.14	$0.08	$0.26	$0.15

     The weighted-average fair value of Company options granted during the three months ended September 30, 2003 was $18.31 per share. The weighted-average fair value of Company options granted during the three months ended June 30, 2002 was $21.81 per share. No options were granted for any other period presented.

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

     You should understand that many important factors, including our dependence on the health care industry, our membership-based business model, our inability to know in advance if new products will be successful, cost containment pressures on health care providers, economic and other conditions in the markets in which we operate, fluctuations in operating results, our potential exposure to loss of revenue resulting from our unconditional service guarantee, competition, and government regulations, could cause our results to differ materially from those expressed in forward-looking statements. These and other factors are discussed more fully in our 2003 annual report on Form 10-K that we filed with the Securities and Exchange Commission on June 27, 2003, and in our press release dated October 23, 2003, which we filed on Form 8-K with the Securities and Exchange Commission on October 24, 2003. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Our revenues grew 23.2% in the first six months of fiscal 2004 over the first six months of fiscal 2003, and grew 22.3% in the three months ended September 30, 2003 over the three months ended September 30, 2002. We have increased our contract value 23.0% at September 30, 2003 over September 30, 2002. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

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

     As a private company, we entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to option holders in the absence of a prior public market for our stock. We incurred charges of $112,000 and $199,000 during the three and six months ended September 30, 2002, respectively in connection with these special compensation arrangements. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements, and we will not incur any additional charges during the remaining six months of fiscal 2004 with respect to arrangements entered into prior to our initial public offering.

Results of operations

     The following table shows our statements of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services (excluding special compensation and stock option expense of 0%, 0.5%, 0% and 0.4%)	41.0	43.7	41.0	42.9
Member relations and marketing	20.3	19.2	19.9	19.4
General and administrative (excluding special compensation and stock option expense of 0%, 0%, 0.5% and 0%)	13.2	12.4	13.1	12.5
Depreciation and loss on disposal of fixed assets	1.4	1.9	1.4	2.2
Special compensation arrangements	—	0.5	0.5	0.4

Income from operations	24.1	22.3	24.1	22.6
Interest income	2.3	0.8	2.2	0.7

Income before provision for income taxes	26.4	23.1	26.3	23.3
Provision for income taxes	10.7	9.8	10.7	9.9

Net income	15.7%	13.3%	15.6%	13.4%

Three and six months ended September 30, 2003 and 2002

     Revenues. Total revenues increased 22.3% to $30.0 million for the three months ended September 30, 2003, from $24.5 million for the three months ended September 30, 2002. Total revenues increased 23.2% to $58.4 million for the six months ended September 30, 2003, from $47.4 million for the six months ended September 30, 2002. The increase in revenues was primarily due to the introduction and expansion of new programs, cross-selling existing programs to existing members and, to a lesser degree, sales to new member organizations and price increases. Our contract value increased 23.0% to $118.4 million at September 30, 2003 from $96.3 million at September 30, 2002.

     Cost of services. Cost of services increased 14.8% to $12.3 million or 41.0% of revenues for the three months ended September 30, 2003, from $10.7 million or 43.7% of revenues for the three months ended September 30, 2002. Cost of services increased 17.7% to $23.9 million or 41.0% of revenues for the six months ended September 30, 2003, from $20.3 million or 42.9% of revenues for the six months ended September 30, 2002. The decrease in cost of services as a percentage of revenues reflects the scaling of our programs over our larger revenue base. Because each program offers a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Consequently, while cost of services increased in the three and six months ended September 30, 2003, it decreased as a percentage of revenues.

     Member relations and marketing. Member relations and marketing costs increased 29.1% to $6.1 million, or 20.3% of revenues for the three months ended September 30, 2003, from $4.7 million, or 19.2% of revenues for the three months ended September 30, 2002. Member relations and marketing costs increased 26.1% to $11.6 million, or 19.9% of revenues for the six months ended September 30, 2003, from $9.2 million, or 19.4% of revenues for the six months ended September 30, 2002. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs associated with the introduction of new memberships, as well as an increase in member relations personnel and related costs to serve the larger membership base.

     General and administrative. General and administrative expenses increased 30.3% to $4.0 million, or 13.2% of revenues for the three months ended September 30, 2003, from $3.0 million, or 12.4% of revenues for the three months ended September 30, 2002. General and administrative expenses increased 28.9% to $7.7 million, or 13.1% of revenues for the six months ended September 30, 2003, from $5.9 million, or 12.5% of revenues for the six months ended September 30, 2002. The increase in general and administrative expenses as a percentage of revenues reflects increased spending for recruiting and new product development.

     Depreciation and loss on disposal of fixed assets. This amount decreased 10.0% to $416,000 for the three months ended September 30, 2003, from $462,000 for the three months ended September 30, 2002. Depreciation expense decreased 21.4% to $820,000 for the six months ended September 30, 2003, from $1.0 million for the six months ended September 30, 2002. The decrease was principally due to lower capital expenditures in fiscal 2003 and fiscal 2002 as compared to prior years.

     Special compensation and stock option related expense. During the three months ending June 30, 2003, we recognized $321,000 in FICA tax expense relating to the exercise of stock options. Special compensation expense of $112,000 and $199,000 for the three and six months ended September 30, 2002 represents certain equity-based compensation arrangements we entered into with key employees prior to our initial public offering. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

     Provision for income taxes. We recorded a provision for income taxes of $3.2 million, $2.4 million, $6.2 million and $4.7 million in the three and the six months ended September 30, 2003 and 2002, respectively. The decrease in our effective income tax rate to 40.5% for the three and six months ended September 30, 2003 from 42.5% for the three and six months ended September 30, 2002 primarily reflects an increase in the amount of tax-exempt interest income earned on our portfolio of cash and cash equivalents and marketable securities and, to a lesser extent, changes in states where income was generated.

Liquidity and capital resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $9.0 and $14.4 million for the six months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, we had approximately $102.3 million in cash and cash equivalents and marketable securities. Our marketable securities consist of U.S. government agency obligations and municipal obligations, primarily issued by the District of Columbia. We believe these funds, together with net positive cash flows from operating activities, will satisfy working capital, financing, and capital expenditure requirements for at least the next twelve months.

     Cash flows from investing activities. We used cash in investing activities of $26.1 million and $16.4 million during the six months ended September 30, 2003 and 2002, respectively. These expenditures consisted mostly of the purchase of marketable securities.

     Cash flows from financing activities. During the six months ending September 30, 2003, we received $3.5 million in connection with the exercise of stock options. In addition, we received $163,000 and $177,000 in connection with the issuance of common stock under our employee stock purchase plan in the six months ended September 30, 2003 and 2002, respectively.

     The lease of approximately 100,000 square feet for our current headquarters space expires in April 2004. In October 2003, we signed a lease for approximately 106,000 square feet of new office space. We expect to move our headquarters into this new location upon the termination of our current lease, and we will incur costs associated with the construction and buildout of the new space. In addition, the terms of the new lease contain provisions for rental escalation based on the consumer price index and we expect to be required to pay our portion of executory costs such as taxes and insurance. Future minimum obligations under our current lease, excluding executory costs, are approximately $1.8 million.

     At September 30, 2003 and March 31, 2003, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

     Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to DGB Enterprises, Inc., transferred leasehold improvements related to our office space to DGB Enterprises, Inc. and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement runs through April 2004. We incurred rent expense under this arrangement of

$0.9 million, $0.8 million, $1.8 million and $1.7 million for the three and six months ended September 30, 2003 and 2002, respectively.

     Administrative Services

     In July 2001, we entered into an administrative services agreement whereby DGB Enterprises, Inc. provided us with services related to the facilities associated with our shared leased space, and we provided DGB Enterprises, Inc. and related entities owned or controlled by our founder, with certain administrative services. This agreement had a two-year term. Fees for the services were based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. We believe these charges approximated the costs which would were incurred had we operated on a stand-alone basis. We incurred net charges under the agreement of $0.3 million, $0.2 million, $0.6 million and $0.3 million for the three and six months ended September 30, 2003 and 2002, respectively.

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

Revenue recognition

     Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by our pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is generally 12 months. Fees are generally billable, and revenue recognition begins, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. Our policy is to record the full amount of program agreement fees receivable and related deferred revenue when a letter agreement is signed by the member. As of September 30, 2003 and March 31, 2003, approximately $0.7 million and $0.3 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

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

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe that no such impairment existed as of September 30 or March 31, 2003.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At September 30, 2003, our marketable securities consist of $16.2 million in tax-exempt notes and bonds issued by the District of Columbia, $3.0 million in tax-exempt notes and bonds issued by other states, and $63.1 million in U.S. Government Agency securities. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

Item 4.   Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     At the conclusion of the period ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the company and its consolidated subsidiaries required to be disclosed in this report. During the period addressed by this report, there have been no significant changes in our internal controls and procedures or in other factors that could significantly affect those controls and procedures.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings. We are not currently a party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 31.1	Certification of Frank J. Williams Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of David L. Felsenthal Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Frank J. Williams Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of David L. Felsenthal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

On July 25, 2003, we filed a current report on Form 8-K which included a press release dated July 24, 2003, in which the Company reported quarterly and annual earnings for the three months ending June 30, 2003, and provided a financial outlook for the remainder of the calendar year ending December 31, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on November 13, 2003.

THE ADVISORY BOARD COMPANY

By:	/s/ Frank J. Williams
Frank J. Williams
Chief Executive Officer (Principal Executive Officer) and Director

/s/ David L. Felsenthal
David L. Felsenthal
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer