Form 10-Q
period 2003-12-31
ADVISORY BOARD CO
filed 2004-02-17
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

Yes [X]    No [    ]

As of February 12, 2004, we had outstanding 15,787,086 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,773	$33,301
Marketable securities	3,779	—
Membership fees receivable, net	23,680	9,234
Prepaid expenses and other current assets	2,703	1,600
Deferred income taxes, net	13,789	11,532
Deferred incentive compensation	2,796	2,259

Total current assets	79,520	57,926
Property and equipment, net	2,914	2,891
Marketable securities	84,443	57,106

Total assets	$166,877	$117,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$78,276	$63,653
Accounts payable and accrued liabilities	7,665	5,484
Accrued incentive compensation	7,411	6,899

Total current liabilities	93,352	76,036
Long-term liabilities:
Deferred income taxes	60	392

Total liabilities	93,412	76,428

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding as of December 31 and March 31, 2003, respectively	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 15,778,166 and 14,779,567 shares issued and outstanding as of December 31 and March 31, 2003, respectively	158	148
Additional paid-in capital	40,447	21,821
Accumulated elements of other comprehensive income	151	552
Retained earnings	32,709	18,974

Total stockholders’ equity	73,465	41,495

Total liabilities and stockholders’ equity	$166,877	$117,923

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Revenues	$31,262	$25,865	$89,662	$73,282

Costs and expenses:
Cost of services (excluding special compensation and stock option related expense of $22, $333, $22 and $532)	13,167	10,726	37,075	31,043
Member relations and marketing services (excluding special compensation and stock option related expense of $0, $133, $0 and $133)	6,538	5,285	18,152	14,495
General and administrative (excluding special compensation and stock option related expense of $100, $399, $421 and $399)	4,185	3,192	11,841	9,131
Depreciation and loss on disposal of fixed assets	292	383	1,112	1,426
Special compensation and stock option related expense	122	865	443	1,064

Income from operations	6,958	5,414	21,039	16,123
Interest income	781	269	2,042	589

Income before provision for income taxes	7,739	5,683	23,081	16,712
Provision for income taxes	3,134	2,414	9,346	7,104

Net income	$4,605	$3,269	$13,735	$9,608

Earnings per share:
Net income per share – basic	$0.29	$0.24	$0.89	$0.76
Net income per share – diluted	$0.25	$0.19	$0.74	$0.58
Basic weighted average number of shares outstanding	15,641	13,500	15,426	12,612
Diluted weighted average number of shares outstanding	18,627	17,126	18,554	16,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2003	2002
Cash flows from operating activities:
Net income	$13,735	$9,608
Adjustments to reconcile net income to net cash flows provided by operating activities –
Depreciation	1,112	1,321
Loss on disposal of fixed assets	—	105
Special compensation arrangements	—	(46)
Deferred income taxes	9,963	2,876
Amortization of marketable securities premiums	563	179
Changes in operating assets and liabilities:
Membership fees receivable	(14,446)	(3,561)
Prepaid expenses and other current assets	(1,103)	(552)
Deferred incentive compensation	(537)	(647)
Deferred revenues	14,623	14,929
Accounts payable and accrued liabilities	2,181	5,853
Accrued incentive compensation	512	1,183

Net cash provided by operating activities	26,603	31,248

Cash flows from investing activities:
Purchases of property and equipment	(1,135)	(447)
Redemption of marketable securities	6,000	—
Purchases of marketable securities	(38,411)	(31,378)

Net cash flows used in investing activities	(33,546)	(31,825)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	6,175	20,684
Reimbursement of offering costs	—	992
Payment of offering costs	—	(956)
Issuance of common stock under employee stock purchase plan	240	266

Net cash provided by financing activities	6,415	20,986

Net (decrease) increase in cash and cash equivalents	(528)	20,409
Cash and cash equivalents, beginning of period	33,301	23,959

Cash and cash equivalents, end of period	$32,773	$44,368

Supplemental disclosure of cash flow information:
Cash paid during the period for –
Income taxes	$—	$1,000

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

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2003, has been derived from the financial statements that have been audited by the Company’s independent auditors. The consolidated results of operations for the three and nine months ended December 31, 2003, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2004, or any other period within the Company’s fiscal year 2004.

2.    Exercise of stock options

     During the three and nine months ended December 2003 and 2002, certain stockholders sold 253,113, 4,312,500, 988,377 and 4,312,500 shares, respectively, of the Company’s common stock following the exercise of stock options. The Company received approximately $2.6 million, $20.7 million, $6.2 million and $20.7 million from the exercise of common stock options, and recognized approximately $122,000, $782,000, $443,000 and $782,000 in compensation expense during the three and nine months ended December 2003 and 2002, respectively. The compensation expense reflected additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the offering and is included within “Special compensation and stock option expense” on the accompanying condensed consolidated statements of operations.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Basic weighted average common shares outstanding	15,641	13,500	15,426	12,612
Weighted average common share equivalents outstanding	2,986	3,626	3,128	4,083

Diluted weighted average common shares outstanding	18,627	17,126	18,554	16,695

4.    Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $4.2 million and $3.4 million during the three months ended December 31, 2003 and 2003, respectively, and $13.3 million and $9.9 million during the nine months ended December 31, 2003 and 2002, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are composed solely of the net change in unrealized (losses) gains on available-for-sale marketable securities. Unrealized (losses) gains, net of tax, on available-for-sale marketable securities amounted to ($360,000) and $111,000 during the three months ended December 31, 2003 and 2002, respectively, and ($401,000) and $331,000 during the nine months ended December 31, 2003 and 2002, respectively.

5.    Deferred income taxes

     For tax purposes, the Company has deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes resulting from compensation costs incurred from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the net deferred income taxes. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. The Company has established its deferred income tax assets and liabilities using currently enacted tax law and rates. The Company will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.

6.    Supplemental cash flow disclosures

     During the nine months ended December 31, 2003 and 2002, the Company recognized a benefit in additional paid-in capital of approximately $12.2 million and $20.7 million, respectively, for tax deductions associated with the exercise of non-qualified common stock options. No estimated current income tax payments for the nine months ended December 31, 2003 have been required.

7.    Stock-based compensation

     At December 31, 2003, the Company had several stock-based employee compensation plans. The Company accounts for options granted under those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Net income, as reported	$4,605	$3,269	$13,735	$9,608
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,174)	(1,789)	(6,473)	(5,748)

Pro forma net income	$2,431	$1,480	$7,262	$3,860

Earnings per share:
Basic – as reported	$0.29	$0.24	$0.89	$0.76
Diluted – as reported	$0.25	$0.19	$0.74	$0.58
Basic – pro forma	$0.16	$0.11	$0.47	$0.31
Diluted – pro forma	$0.13	$0.09	$0.40	$0.24

Weighted average fair value of options granted	$16.25	$16.68	$16.66	$17.21

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

8.    Washington, D.C. income tax incentives

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax, and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”).

     The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the Act. Accordingly, the Company will amend its 2003 Washington, D.C. income tax return and certain sales and use tax returns, to file as a QHTC. As a QHTC, the Company’s Washington, D.C. income tax rate will be 0.0% and the Company will be eligible for certain Washington, D.C. income tax credits. In addition the Company will be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has elected not to recognize the impact of this election within the financial statements for the three and nine months ended December 31, 2003, because of uncertainties inherent in the regulations, as adopted.

     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status as of December 31, 2003, it would have recorded a charge to earnings up to approximately $2.2 million, representing the impact on its existing deferred tax asset of lowering the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. When the Company believes it is more likely than not that the Office of Tax and Revenue will accept the Company’s election as a QHTC, the Company will record the applicable charge. Additionally, the Company would recognize the refund of any previously paid or provided sales and use taxes at that time.

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

     You should understand that many important factors, including our dependence on the health care industry, our membership-based business model, our inability to know in advance if new products will be successful, cost containment pressures on health care providers, economic and other conditions in the markets in which we operate, fluctuations in operating results, our potential exposure to loss of revenue resulting from our unconditional service guarantee, competition, and government regulations, could cause our results to differ materially from those expressed in forward-looking statements. These and other factors are discussed more fully in our 2003 annual report on Form 10-K that we filed with the Securities and Exchange Commission on June 27, 2003, and in our press release dated January 29, 2004, which we filed on Form 8-K with the Securities and Exchange Commission on January 29, 2004. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

     We provide best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. Members of each program typically are charged a fixed annual fee and have access to an integrated set of services including best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools.

     Our revenues grew 22.4% in the first nine months of fiscal 2004 over the first nine months of fiscal 2003, and grew 20.9% in the three months ended December 31, 2003 over the three months ended December 31, 2002. We have increased our contract value 18.3% at December 31, 2003 over December 31, 2002. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

     Our operating costs and expenses consist primarily of cost of services, member relations and marketing, general and administrative expenses and depreciation. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions.

Results of operations

     The following table shows our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services (excluding special compensation and stock option related expense of 0.1%, 1.3%, 0.1% and 0.7%)	42.1	41.5	41.4	42.3
Member relations and marketing (excluding special compensation and stock option related expense of 0%, 0.5%, 0% and 0.2%)	20.9	20.4	20.2	19.8
General and administrative (excluding special compensation and stock option related expense of 0.3%, 1.5%, 0.4% and 0.6%)	13.4	12.3	13.2	12.5
Depreciation and loss on disposal of fixed assets	0.9	1.5	1.2	1.9
Special compensation arrangements	0.4	3.3	0.5	1.5

Income from operations	22.3	21.0	23.5	22.0
Interest income	2.5	1.0	2.2	0.8

Income before provision for income taxes	24.8	22.0	25.7	22.8
Provision for income taxes	10.1	9.3	10.4	9.7

Net income	14.7%	12.7%	15.3%	13.1%

Three and nine months ended December 31, 2003 and 2002

     Revenues. Total revenues increased 20.9% to $31.3 million for the three months ended December 31, 2003, from $25.9 million for the three months ended December 31, 2002. Total revenues increased 22.4% to $89.7 million for the nine months ended December 31, 2003, from $73.3 million for the nine months ended December 31, 2002. The increase in revenues was primarily due to the introduction and expansion of new programs, cross-selling existing programs to existing members and, to a lesser degree, sales to new member organizations and price increases. Our contract value increased 18.3% to $120.5 million at December 31, 2003 from $101.8 million at December 31, 2002.

     Cost of services. Cost of services increased 22.8% to $13.2 million or 42.1% of revenues for the three months ended December 31, 2003, from $10.7 million or 41.5% of revenues for the three months ended December 31, 2002. The increase in cost of services as a percentage of revenues for the three months ended December 31, 2003 is primarily due to the timing of member meetings, executive education onsites and best practices research studies delivered. Cost of services increased 19.4% to $37.1 million or 41.4% of revenues for the nine months ended December 31, 2003, from $31.0 million or 42.3% of revenues for the nine months ended December 31, 2002. The decrease in cost of services as a percentage of revenues that occurred during the nine months ended December 31, 2003 reflects the scaling of our programs over our larger revenue base. Because each program offers a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low.

     Member relations and marketing. Member relations and marketing costs increased 23.7% to $6.5 million, or 20.9% of revenues for the three months ended December 31, 2003, from $5.3 million, or 20.4% of revenues for the three months ended December 31, 2002. Member relations and marketing costs increased 25.2% to $18.2 million, or 20.2% of revenues for the nine months ended December 31, 2003, from $14.5 million, or 19.8% of revenues for the nine months ended December 31, 2002. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs associated with the introduction of new memberships, as well as an increase in member relations personnel and related costs to serve the larger membership base.

     General and administrative. General and administrative expenses increased 31.1% to $4.2 million, or 13.4% of revenues for the three months ended December 31, 2003, from $3.2 million, or 12.3% of revenues for the three months ended December 31, 2002. General and administrative expenses increased 29.7% to $11.8 million, or 13.2% of revenues for the nine months ended December 31, 2003, from $9.1 million, or 12.5% of revenues for the nine months ended December 31, 2002. The increase in general and administrative expenses as a percentage of revenues reflects increased spending for recruiting and new product development.

     Depreciation and loss on disposal of fixed assets. This amount decreased 23.8% to $292,000 for the three months ended December 31, 2003, from $383,000 for the three months ended December 31, 2002. Depreciation expense decreased 22.0% to $1.1 million for the nine months ended December 31, 2003, from $1.4 million for the nine months ended December 31, 2002. The decrease was principally due to lower capital expenditures in fiscal 2004 and fiscal 2003 as compared to prior years.

     Special compensation and stock option related expense. During the three and nine months ending December 31, 2003 and 2002, we recognized $122,000, $782,000, $443,000 and $782,000, respectively, in FICA tax expense relating to the exercise of stock options. In addition, we recorded special compensation expense of $83,000 and $282,000 for the three and nine months ended December 31, 2002, respectively, representing certain equity-based compensation arrangements we entered into with key employees prior to our initial public offering. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

     Provision for income taxes. We recorded a provision for income taxes of $3.1 million, $2.4 million, $9.3 million and $7.1 million in the three and the nine months ended December 31, 2003 and 2002, respectively. The decrease in our effective income tax rate to 40.5% for the three and nine months ended December 31, 2003 from 42.5% for the three and nine months ended December 31, 2002 primarily reflects an increase in the amount of tax-exempt interest income earned on our portfolio of cash and cash equivalents and marketable securities and, to a lesser extent, changes in states where income was generated.

     We will amend our 2003 Washington, D.C. income tax return to file as a Qualified High Technology Company. If approved, our Washington, D.C. income tax rate would be reduced to 0.0% and we would incur a noncash charge to earnings of approximately $2.2 million, representing the impact on our existing deferred tax asset of lowering the Washington, D.C. income tax rate. For further information please see Note 8 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and capital resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $26.6 and $31.2 million for the nine months ended December 31, 2003 and 2002, respectively. As of December 31, 2003, we had approximately $121.0 million in cash and cash equivalents and marketable securities. Our marketable securities consist of U.S. government agency obligations and municipal obligations, primarily issued by the District of Columbia. We believe these funds, together with net positive cash flows from operating activities, will satisfy working capital, financing, and capital expenditure requirements for at least the next twelve months.

     Cash flows from investing activities. We used cash in investing activities of $33.5 million and $31.8 million during the nine months ended December 31, 2003 and 2002, respectively. These expenditures consisted mostly of the purchase of marketable securities, offset slightly by capital expenditures.

     Cash flows from financing activities. During the nine months ending December 31, 2003 and 2002, we received

$6.2 million and $20.7 million, respectively, in connection with the exercise of stock options. In addition, we received $240,000 and $266,000 in connection with the issuance of common stock under our employee stock purchase plan in the nine months ended December 31, 2003 and 2002, respectively.

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

     The following summarizes certain of our contractual obligations at December 31, 2003 and the minimum effect such obligations are expected to have on our liquidity and cash flows in future periods. These arrangements are more fully described in the notes to our audited financial statements which can be found in the Company’s Form 10-K filed with the SEC in June 2003. The amounts below include future obligations under our new lease agreement.

	Payments due by December 31,
	Total	<1 Year	1-3 Years	>3 Years
Non-cancelable operating leases	$66,849	$3,454	$11,825	$51,570
Facilities services contract	1,635	545	1,090	—

Total	$68,484	$3,999	$12,915	$51,570

     In connection with the new lease agreement, we obtained a standby letter of credit in the amount of approximately $3.2 million, naming the landlord as beneficiary, and we pledged $4 million of our marketable securities as collateral to the standby letter of credit.

     At December 31, 2003 and March 31, 2003, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

     Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to DGB Enterprises, Inc., transferred leasehold improvements related to our office space to DGB Enterprises, Inc. and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement runs through April 2004. We incurred rent expense under this arrangement of $0.9 million and $0.9 million for the three months ended December 31, 2003 and 2002 respectively, and $2.6 million and $2.5 million for the nine months ended December 31, 2003 and 2002, respectively.

     Administrative Services

     In July 2001, we entered into an administrative services agreement whereby DGB Enterprises, Inc. provided us with services related to the facilities associated with our shared leased space, and we provided DGB Enterprises, Inc. and related entities owned or controlled by our founder, with certain administrative services. This agreement had a two-year term. Fees for the services were based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. We believe these charges approximated the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under the agreement of $0.3 million and $0.2 million for the three months ended December 31, 2003 and 2002, respectively, and $0.7 million and $0.5 million for the nine months ended December 31, 2003 and 2002, respectively.

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

Revenue recognition

     Revenues from renewable research memberships are recognized over the term of the related subscription, which is generally 12 months. Revenues from 12-month best practices installation support memberships are recognized as services are performed, limited by our pro rated refund policy. As a result, revenues for all programs are generally recognized ratably over the term of the related program agreement, which is generally 12 months. Fees are generally billable, and revenue recognition begins, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. Our policy is to record the full amount of program agreement fees receivable and related deferred revenue when a letter agreement is signed by the member. As of December 31, 2003 and March 31, 2003, approximately $1.3 million and $0.3 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

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

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe that no such impairment existed as of December 31 or March 31, 2003.

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

Recent Accounting Pronouncements

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period beginning after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position or results of operations for the period ended December 31, 2003, and is not expected to have a material impact on the consolidated financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At December 31, 2003, our marketable securities consist of $16.0 million in tax-exempt notes and bonds issued by the District of Columbia, $4.1 million in tax-exempt notes and bonds issued by other states, and $68.1 million in U.S. Government Agency securities. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

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

     At the conclusion of the period ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the company and its consolidated subsidiaries required to be disclosed in this report. During the period addressed by this report, there have been no significant changes in our internal controls and procedures or in other factors that could significantly affect those controls and procedures.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
We are not currently a party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	Exhibit 10.37	Agreement of Lease, dated October 7, 2003, between The Advisory Board Company and 2445 M Street Property LLC
	Exhibit 31.1	Certification of Frank J. Williams Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of David L. Felsenthal Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Frank J. Williams Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of David L. Felsenthal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

     On October 24, 2003, we filed a current report on Form 8-K which included a press release dated October 23, 2003, in which the Company reported quarterly and annual earnings for the three and six months ending September 30, 2003, and provided a financial outlook for the remainder of the calendar year ending December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on February 12, 2004.

THE ADVISORY BOARD COMPANY
By:	/s/ Frank J. Williams
Frank J. Williams
Chief Executive Officer (Principal Executive Officer) and Director

/s/ David L. Felsenthal
David L. Felsenthal
Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer