Form 10-K
period 2004-03-31
ADVISORY BOARD CO
filed 2004-06-14
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-33283

THE ADVISORY BOARD COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1468699 (I.R.S. Employer Identification Number)

2445 M Street, N.W. Washington, D.C. (Address of principal executive offices)	20037 (Zip Code)

202-266-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ☒ No ☐

Based upon the closing price of the registrant’s common stock as of September 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant is $447,366,895*.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 4, 2004, The Advisory Board Company had outstanding 17,690,143 shares of Common Stock, par value $0.01 per share.

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

     Our Internet website address is www.advisoryboardcompany.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

PART I

Item 1. Business.

Overview

     We provide best practices research and analysis to more than 2,300 hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device companies in the United States, focusing on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. For a fixed annual fee, members of each program have access to an integrated set of services such as best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools. Our member renewal rate for each of the last three fiscal years equaled or exceeded 87%, which we believe is a reflection of our members’ recognition of the value they derive from participating in our programs.

     Our business was founded in 1979 to provide best practices research and analysis across all industries. We launched our first health care best practices program in 1986. In August 2001, we were incorporated as a Delaware corporation and completed our initial public offering in November 2001. Since April 2000, we have increased the total number of programs we offer from 6 to 21, and have grown our sales force from 16 business development teams in April 2000 to 60 as of March 31, 2004. For the fiscal year ended March 31, 2004, our revenues grew to $121.8 million, up 21% from the prior year, and we reported income from operations of $28.5 million, with earnings per diluted share of $1.00. As of March 31, 2004, we had $204.0 million in total assets.

     Our membership-based model, in which members actively participate in our research and analysis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data and strategic plans and enables us to provide detailed best practices analyses on current industry issues. Each of our 21 programs targets the issues of a specific executive constituency or business function. We sell substantially all of our program memberships as one-year agreements.

     Each of our programs offers a standardized set of services, allowing us to spread our largely fixed program cost structure across our membership base of participating companies. This economic model enables us to increase our revenues and operating margin as we expand the membership base of our programs over time and, we believe, permits members to learn about industry best practices at a fraction of the cost of a customized analysis performed by a major consulting firm.

     Our membership includes some of the most prestigious health care institutions in the United States. As of March 31, 2004, 16 of the top 17 hospitals as ranked by U.S. News and World Report were members, including The Cleveland Clinic, Duke University Medical Center, Johns Hopkins Hospital, Massachusetts General Hospital and the UCLA Medical Center. Our membership also includes leading pharmaceutical and biotech companies, health care insurers and medical device companies, such as Johnson & Johnson, Medtronic, Merck and Wyeth Pharmaceuticals. Within these organizations, we serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach more than 4,000 chief executive and chief operating officers and 40,000 senior executives, clinical leaders, department heads and product-line managers.

     Our Target Market — The Health Care Industry

     According to U.S. Department of Commerce statistics, the health care industry continues to grow rapidly. The Health Care Financing Administration estimates that spending in the United States for health care services was $1.7 trillion in 2003 and projects spending will grow at an annual rate of approximately 7% through 2013.

     Health care companies rely on professional information services firms to help them develop strategies and improve operations to remain competitive in the dynamic industry environment. Health care is an important vertical market within the consulting and corporate training and development segments of the overall professional information services industry. The market for health care professional information services includes spending on all forms of consulting, benchmarking data, education and training, and market research services.

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

Capitalize on Membership-Based Business Model

     We believe our membership-based business model is key to our success. Our membership model enables us to target issues of relevance to a broad audience of health care companies and to draw on their experience to identify solutions. At the same time, our fixed fee economic model promotes frequent use of our programs and services by our members.

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

Scale Our Economic Model

     Our economic model enables us to add new members to all of our programs for a low incremental cost per member, thereby growing our revenues and improving our operating margin as we increase the membership base of our existing programs. A significant portion of every program’s cost structure for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in a program. By targeting topics that will be of interest to a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of potential members.

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

Deliver Superior Value Proposition

     We believe that our programs offer a compelling price-value proposition to participating members. Our standardized programs and scalable economic model allow us to provide access to best practices from leading institutions at a fraction of the cost any major consulting firm would charge to perform a comparable customized analysis. Members use our best practices research to improve the effectiveness of their organizations, often resulting in increased productivity and reduced operating costs. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve by successfully implementing one or more of the dozens of best practices they receive as members of a particular program. Our member renewal rate for each of the last three fiscal years equaled or exceeded 87%, reflecting our members’ recognition of the value they derived from participating in our programs.

Growth Strategy

     Our growth strategy is to leverage our extensive membership, deep knowledge base of best practices and proven business formula to increase revenues and profitability.

Develop New Programs

     We will continue developing new programs to cross-sell to existing members and to attract new member institutions. We actively manage a pipeline of new program concepts and rigorously evaluate and prioritize all target opportunities using well-defined new program development criteria. We involve industry thought-leaders from progressive and well-known companies as advisors early on in our new program development process and typically convert a high percentage of our advisors into paying members prior to launching the program. We plan to launch three to four new programs per year for at least the next three years.

Cross-Sell Additional Programs to Existing Members

     Since April 2000, we have increased the number of programs we offer from 6 to 21, thereby significantly increasing our cross-sell opportunity. We actively cross-sell additional programs to our more than 2,300 members using a variety of tactics, including sales force visits, presentations at member meetings and announcements in our research publications and website.

Expand Focus on Health Care Operations

     Having largely provided research on strategic issues prior to fiscal 2001, we began creating programs focused on our members’ operational issues such as managing their workforce, increasing hospital throughput, and lowering costs. Health systems are under continual pressure to improve operations to lower costs and improve quality of care. The delivery of health care services is an inherently complex process spanning many departments within a health system, significantly increasing the number of executive constituencies and business functions we can target with new programs. We believe that a large portion of the money spent by health systems on external consulting, training and management support services goes towards solving operational problems. Health care providers face many of the same operational issues, creating new opportunities for our standardized best practices research, analysis and installation support. We currently offer ten programs that focus on operational issues.

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

Our Membership

     We believe that our membership brings together the broadest and deepest group of health care organizations and professionals in the industry. As of March 31, 2004, our membership consisted of more than 2,300 hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device and supply companies. Within these organizations, our programs also serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over 4,000 chief executive and chief operating officers and 40,000 senior executives, clinical leaders, department heads and product line managers. No one member accounted for more than 2% of revenues in any of the last three fiscal years.

     At the same time, we continually strive to involve some of the country’s most progressive health care companies in our membership. The participation of these members provides us with a window on the latest challenges confronting the health care industry and the most innovative best practices that we can share broadly throughout our membership. We serve 16 of the top 17 hospitals in the U.S. News and World Report 2002 America’s Best Hospitals ranking, 86 of the largest 100 health care delivery systems and 12 of the world’s 24 largest pharmaceutical companies were members.

     The following table sets forth information with respect to membership programs, members and renewals as of the dates shown:

	March 31,
	2000	2001	2002	2003	2004
Membership programs offered	6	12	15	18	21
Total members	1,988	2,086	2,170	2,297	2,347
Member renewal rate(1)	86%	86%	88%	89%	87%
Contract value (in thousands of dollars)(2)	$58,122	$69,873	$86,108	$106,745	$124,929

(1)	For the year then ended. The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

Programs and Services

Programs

     We offer 21 distinct membership programs focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, analyzing emerging trends within the health care industry, and supporting institutions’ efforts to adopt best practices to improve their own performance. Each year, our staff of research managers and analysts conducts thousands of interviews with health care industry executives on a large number of substantive areas, including:

•	health care industry strategy

•	health care marketing

•	revenue management and product line development

•	health system cost reduction and clinical reform

•	nursing recruitment, retention and productivity

•	hospital department operations

•	pharmaceuticals and medical device technology

     We focus senior management on important problems by providing an unbiased, objective analysis of best practices used by some of the most successful health care companies to solve those problems, and by providing tools to accelerate the adoption of best practices within our member institutions.

     We believe our programs offer a cost-effective, time-efficient opportunity for senior executives to learn from the practices and experiences of other health care companies from around the country. We believe that member institutions can participate in and benefit from one of our programs for a fraction of the cost and time of proceeding independently either through an internal research project or by engaging a management consulting firm. At the same time, our program members receive a wide array of valuable, timely information derived from lessons learned from the industry’s most progressive participants. In fiscal 2004, we published 53 best practices research studies, provided executive education services to over 2,000 member companies reaching more than 40,000 executive and managerial participants, produced over 3,000 research briefs and delivered daily executive briefings via our password-protected website and email to over 30,000 executives.

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

     We currently offer 21 programs organized into two key practice areas, each of which targets a different executive constituency or business function. Our health care strategy programs serve CEOs, CFOs, board members, senior-most marketing and planning executives and major product line managers and focus on broad industry trends and business issues. Our health care operations programs serve executives and general managers operating key divisions and departments within health care companies and focus on operational issues such as process improvement, cost reduction, productivity and quality improvement. Within each practice area, we offer one or more platform programs focusing on enterprise-wide strategic or operational issues and serving senior executives within the organization, as well as more targeted programs which focus on specific strategic and operational issues and serve executives deeper within a member company.

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

     Best Practices Research Studies

     Each best practices research study generally addresses a specific strategic challenge, operational issue or management concern. In fiscal 2004, we published 53 best practices research studies. Each research program typically publishes two to five best practices research studies annually. We design each study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to 250 pages of research content.

     Each study comprises two principal elements — the essay and the best practices. The essay consists of a series of observations and supporting evidence that frames the problems or business issues, helping to communicate the need for change or action to the membership at large. Each study typically contains up to 20 best practices, and each best practice generally features a ten- to 15-page case study of narrative text, graphics and supporting analytical detail describing how the best practice works, how it was implemented and the best practice’s costs and benefits. In many cases, we assign pseudonyms to protect the confidentiality of proprietary information outlined in a study. Consistent application of our research methodology across all programs enables us to increase the number of our programs while maintaining research quality.

     Every stage in the research and writing of a best practices study is highly standardized — from topic selection to secondary research, primary research and interviewing, root cause problem analysis, best practices analysis, best practices construction and report writing. All research staff members receive extensive training in our proprietary research methodologies. In addition, program research directors and their teams can call upon our Chief Research Officer to provide assistance in conducting economic analyses, screening best practices, editing reports and creating best practices installation support tools.

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

     Executive Education

     Relying on our proprietary best practices research, we deliver an executive education curriculum to member institutions nationwide. We offer executive education services through two channels — general membership meetings and presentations or facilitated discussions conducted on-site at member organizations. In either case, we use lively, interactive discussions to provide a deeper understanding of the best practices covered in our published reports. In fiscal 2004, we delivered executive education services to over 2,000 member organizations, reaching more than 40,000 executive participants. The executive education services are also an important lead generator for cross-selling new programs to existing members.

     In certain programs, we host general membership meetings across the country, presenting the most important research findings from our annual program agendas to groups of 20 to 200 members. In fiscal 2004, we hosted more than 100 member meetings in the United States, and one meeting each in Australia and the United Kingdom.

     Certain programs may also provide on-site executive education seminars and facilitated discussions as part of their membership services. Members of these programs can request to schedule an Advisory Board faculty member to travel to their organization to deliver executive education modules, typically one- to four-hour lectures, case studies or facilitated working group discussions, of the member’s choice. In fiscal 2004, we conducted over 3,000 on-site seminars at member organizations.

     We deploy a staff of more than 30 full-time and part-time faculty who conduct the on-site education seminars. We update our library of executive education modules throughout the year as we translate new best practices research into executive education content.

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

Briefings. Each day, our editorial team reviews the nation’s health care news drawn from over 250 sources — including daily newspapers, news wires, magazines, clinical journals and city business journals — and summarizes relevant industry business and clinical news in a five- to ten-page report. We produce two versions of our Briefings, a daily briefing targeting health care executives, and a bi-weekly briefing for physician leaders.

Executive Watches. Our Executive Watch reports provide best practices, benchmark data and industry news for specific executive constituencies within health care companies. We currently produce six Executive Watch reports for the following executive constituencies: chief financial officers; chief nursing officers; senior marketing and planning executives; chief medical officers; cardiac administrators; and oncology administrators. Our Executive Watch reports are updated throughout the week.

     Original Executive Inquiry Service

     Certain programs permit members to assign short-answer, customized research requests to our research staff through our original executive inquiry service. Depending on the need of the requesting member, completed projects may include literature searches, vendor profiles, benchmark data or original primary research.

     Original executive inquiry projects generally take 5 to 15 days to complete, depending on the depth of the information request and the type of research product desired. Our most in-depth research briefs generally contain two to four case study profiles of interviewed institutions, highlighting significant trends, successful practices and comparative responses to a range of questions. After we have completed and delivered the written brief to the requesting member, we make many of these briefs accessible to other members of the same program through our proprietary database.

     We believe that the original executive inquiry service builds our proprietary database and further encourages members to view us as a reliable and effective resource for best practices research.

     Best Practices Installation Support

     Seven of our programs provide members with support in installing the best practices profiled in our research studies within their own organizations. We offer members a standardized package of management tools supplemented by approximately five on-site sessions to educate relevant executives and line managers in their use. The majority of management tools and on-site curriculum derive from research content, data and documents gathered in the research process used to produce our best practices research studies, enabling us to create best practices installation modules quickly and for a low incremental cost. Our installation support includes both the management tools and the associated on-site sessions and is packaged and delivered to each member typically over a 12-month period.

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

     Proprietary Database and On-line Services

     Each research program maintains a password-protected proprietary electronic database of best practices and, in most cases, on-line quantitative benchmarking and survey data accessible only to members of the research program. We continually update our databases with new management practices, management tools, quantitative performance data and related information supplied by our members and derived by our researchers. Through password-protected Web sites, members of each program may commission customized research briefs, search and access the electronic library of research studies and graphics, review executive education modules, access our proprietary decision support tools and meeting schedules and communicate with our staff and other members. We include all information and graphics generated in best practices research studies and customized research briefs in the databases and make them accessible to member executives and our staff.

     Since 1996, we have been offering our members Internet access to selected research content and other services in a digital format through a password-protected Internet site. The Internet has become an efficient and effective means for us to interact with our members and to deliver our products and services to our members and currently is our largest distribution channel. By providing a wide array of tools and content to our members online, we achieve deep penetration into each of our member organizations, allowing a broader group of executives, managers and front-line leaders access to critical support required for both their daily and more strategic decisions. As of March 31, 2004, our proprietary databases contained more than 30,000 profiles of management practices.

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

Sales and Marketing

     At March 31, 2004, our sales force consisted of 60 new business development teams that are responsible for selling new memberships to assigned geographic market and program segments. Our two-person new business development teams sell programs to new clients as well as cross-sell programs to existing members of other programs. We also maintain approximately 25 separate member services teams of one to two people that are responsible for servicing and renewing existing memberships.

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

Employees

     At March 31, 2004, we employed approximately 575 persons, all of whom are located at our headquarters in Washington, DC. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

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

     We may experience difficulties sustaining a membership base in our installation support programs

     Seven of our programs offer best practices installation support. These programs provide 12-month memberships to help participants accelerate the installation of best practices profiled in our research studies. Memberships in these programs are not individually renewable. In order to maintain our annual revenues and contract value from these programs, we will have to enroll new members each year as other members complete their 12-month program terms. We cannot assure you that we will be successful in selling these programs in the future. Lack of continued market acceptance of these programs could have a material adverse effect on our business.

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

We may not be able to fully realize our deferred tax asset

     For tax purposes, we have deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. However, Statement of Financial Accounting Standards No. 109 does not consider the effect of future changes in existing tax laws or changes in existing tax rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. If the tax laws or rates are changed, if we are approved as a Qualified High Technology Company for Washington, DC taxes, or if our future taxable income is less than what we believe it will be, we may not be able to fully realize our deferred tax asset.

     There may be risks related to our status as a Qualified High Technology Company.

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). We have performed an analysis to support our position that we meet the definition of a QHTC under provisions of the Act. As a QHTC, our Washington, D.C. statutory income tax rate will be 0.0% for five years and 6.0% thereafter, versus 9.975% prior to this qualification, and we are eligible for certain Washington, D.C. income tax credits and other benefits. We have filed a claim for refund of sales and use taxes previously paid to the Office of Tax and Revenue and are currently in discussions with the Office of Tax and Revenue regarding our claim. We cannot assure you that the Office of Tax and Revenue will accept our application and approve us for status as a QHTC under the Act, or that our business activities and operations will continue to qualify as QHTC activities under the Act in the future.

Item 2. Properties.

     The lease on our former headquarters facility expired May 31, 2004. As of June 1, 2004, our headquarters are located in approximately 106,000 square feet of office space in Washington, DC. The facilities accommodate research, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease on the new facility contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes and insurance. We are also obligated to take additional expansion space in the building pursuant to the lease. We believe that our facilities are adequate for our current needs and that additional facilities are available for lease to meet any future needs.

Item 3. Legal Proceedings.

     From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of The Advisory Board Company was held on February 25, 2004. The following is a tabulation of the voting on the proposal presented at the Annual Meeting of Stockholders:

Proposal No. 1 — Election of Directors

Elected Director	Votes For	Votes Withheld
Marc N. Casper	13,797,404	649,464
Michael A. D’Amato	13,759,965	686,903
Kelt Kindick	13,803,804	643,064
Joseph E. Laird, Jr.	13,821,834	625,034
Frank J. Williams	13,891,915	554,953
Jeffrey D. Zients	13,817,135	629,733
LeAnne M. Zumwalt	14,028,188	418,680

     The directors elected pursuant to the foregoing proposal constitute all of the members of our board of directors.

Proposal No. 2 — Appointment of Ernst & Young, LLP as Independent Auditors for the Fiscal Year Ending March 31, 2004.

     The appointment of Ernst & Young LLP was ratified.

Shares voted FOR	13,892,579
Shares voted AGAINST	554,031
Shares voted to ABSTAIN	258

Next Annual Meeting and Stockholder Proposals

     The next annual meeting of stockholders was originally scheduled for August 25, 2004. We are changing the date of the annual meeting of stockholders to November 15, 2004, at 10:00 a.m. Eastern Standard Time, at our offices at 2445 M Street, NW, Washington, DC, 20037. Under Securities and Exchange Commission rules, any stockholder who intends to present a proposal at the next annual meeting of stockholders must submit the proposal to us at our principal executive offices, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, no later than July 22, 2004, which is a reasonable time before we begin to print and mail our proxy materials, and must satisfy the other requirements of Rule 14a-8 under the Securities Exchange Act of 1934 in order for the proposal to be considered for inclusion in our Proxy Statement and Proxy Card for that meeting. Any stockholder who wishes to bring a proposal before our next annual meeting of stockholders, but does not wish to include it in our proxy materials, or wishes to nominate one or more persons to serve as Directors, must provide written notice of the proposal to our Secretary at our principal executive offices after August 6, 2004, and before August 17, 2004, and must satisfy the requirements of our Bylaws. If a stockholder making such a proposal does not also satisfy the requirements of Rule 14a-4(c) under the Securities Exchange Act of 1934, we may exercise discretionary voting authority over proxies we solicit in determining how to vote on the proposal.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, Issuer Purchases of Equity Securities.

     Our common stock has been quoted on the Nasdaq National Market under the symbol “ABCO” since our initial public offering on November 12, 2001. As of June 4, 2004, there were eight stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ending March 31, 2003:
First quarter	$43.34	$31.76
Second quarter	37.46	26.37
Third quarter	35.04	25.31
Fourth quarter	35.02	28.85
Fiscal Year Ending March 31, 2004:
First quarter	$41.40	$33.57
Second quarter	48.74	38.74
Third quarter	47.94	31.74
Fourth quarter	40.47	32.13

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

Issuer Purchases of Equity Securities

     In January 2004, our Board of Directors authorized the repurchase of up to $50 million of our common stock in the open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed.

			Total Number	Approximate
			Of Shares	Dollar Value of
			Purchased as	Shares That
			Part of a	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	Of Shares	Paid	Announced	Under
	Purchased	Per Share	Plan	The Plan
January 1, 2004 to January 31, 2004	—	$—	—	$50,000,000
February 1, 2004 to February 29, 2004	—	$—	—	$50,000,000
March 1, 2004 to March 31, 2004	349,320	$34.84	349,320	$37,830,595

Total	349,320	$34.84	349,320

Item 6. Selected Financial Data

     The following table sets forth selected financial and operating data. The selected financial data presented below as of March 31, 2000 and 2001, and for the two fiscal years in the period ended March 31, 2001, have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data presented below as of March 31, 2002, 2003 and 2004 and for the three fiscal years in the period ended March 31, 2004, have been derived from our financial statements which have been audited by Ernst & Young LLP, independent auditors. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2000	2001	2002	2003	2004
	(In thousands except per share amounts)
Statement of Operations Data:
Revenues	$58,535	$63,727	$80,970	$100,714	$121,847

Costs and expenses:
Cost of services (excluding special compensation and stock option related expenses of $1,766, $1,821, $645, $615 and $560) (1) (2)	27,441	33,644	37,142	41,598	50,167
Member relations and marketing (excluding special compensation and stock option related expenses of $836, $679, $0, $133 and $256) (1) (2)	8,741	12,588	16,100	19,842	24,599
General and administrative (excluding special compensation and stock option related expenses of $408, $344, $837, $399 and $857) (1) (2) (3)	8,524	9,768	10,659	12,507	15,445
Depreciation and loss on disposal of fixed assets	1,762	1,539	2,030	1,827	1,415
Special compensation and stock option related expenses (1) (2)	3,010	2,844	1,482	1,147	1,673
Affiliate company charge (4)	4,097	4,505	2,676	—	—

Total costs and expenses	53,575	64,888	70,089	76,921	93,299

Income (loss) from operations	4,960	(1,161)	10,881	23,793	28,548
Interest income	592	471	453	1,038	2,911

Income (loss) before (provision) benefit for income taxes	5,552	(690)	11,334	24,831	31,459
(Provision) benefit for income taxes (5)	(559)	68	(1,358)	(10,392)	(12,739)

Net income (loss)	$4,993	$(622)	$9,976	$14,439	$18,720

Earnings (loss) per share:
Net income (loss) per share — basic	$0.36	$(0.04)	$0.73	$1.10	$1.19
Net income (loss) per share — diluted	$0.34	$(0.04)	$0.62	$0.85	$1.00
Basic weighted average number of shares outstanding	13,977	13,977	13,748	13,139	15,745
Diluted weighted average number of shares outstanding	14,725	13,977	16,089	16,996	18,680

	March 31,
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$5,433	$20,853	$23,959	$90,407	$139,809
Working capital (deficit)	(13,662)	(6,793)	(20,374)	(18,110)	(6,293)
Total assets	29,195	44,009	48,506	117,923	203,999
Deferred revenues	29,592	39,270	51,538	63,653	72,410
Total stockholders’ (deficit) equity	(10,229)	(1,531)	(16,587)	41,495	115,623

	March 31,
	2000	2001	2002	2003	2004
Other Operating Data:
Membership programs offered	6	12	15	18	21
Total members	1,988	2,086	2,170	2,297	2,347
Member renewal rate(6)	86%	86%	88%	89%	87%
Contract value (in thousands)(7)	$58,122	$69,873	$86,108	$106,745	$124,929
Contract value per member(8)	$29,236	$33,496	$39,681	$46,472	$53,229

	March 31,
	2000	2001	2002
Pro forma data (unaudited): (9)
Income (loss) before pro forma provision for income taxes	$5,552	$(690)	$11,334
Pro forma (provision) benefit for income taxes (5)	(2,360)	293	(4,817)

Pro forma net income (loss)	$3,192	$(397)	$6,517

Pro forma earnings (loss) per share:
Net income (loss) per share — basic	$0.23	$(0.03)	$0.47
Net income (loss) per share — diluted	$0.22	$(0.03)	$0.45
Basic weighted average number of shares outstanding	13,977	13,977	13,748
Diluted weighted average number of shares outstanding	14,472	13,977	14,403

(1)	As a private company, we entered into special equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to optionholders. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

(2)	We recognized approximately $781,000 and $1,673,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in fiscal 2003 and fiscal 2004, respectively.

(3)	General and administrative expenses prior to fiscal 2003 include certain amounts paid to DGB Enterprises, Inc., a corporation owned by our former principal stockholder, for management services. See note 9 to our financial statements for more information regarding these charges. Since our initial public offering, we provide these management services internally at a cost similar to the amounts paid to DGB Enterprises in the past.

(4)	Charges from DGB Enterprises, Inc. for strategic direction and oversight. See note 9 to our financial statements for more information regarding these charges. As of October 1, 2001, our newly constituted Board of Directors began to provide strategic direction and oversight services and, consequently, we no longer pay the affiliate company charge.

(5)	In conjunction with our initial public offering, our S corporation election terminated and we are now subject to U.S. federal and state income taxes at prevailing corporate rates.

(6)	The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(7)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

(8)	Total contract value divided by the number of members.

(9)	A reconciliation of historical to pro forma results is presented to provide comparisons with prior periods in a manner we believe would be consistent if we had been a C corporation for fiscal 2002 and prior years, utilizing an effective tax rate of 42.5%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We provide best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. Members of each program are typically charged a fixed annual fee and have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools.

     Our revenues grew 21.0% in fiscal 2004 over fiscal 2003, and grew 24.4% in fiscal 2003 over fiscal 2002. We increased our contract value by 17.0% at March 31, 2004 over March 31, 2003, and by 24.0% at March 31, 2003 over March 31, 2002. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

     Memberships in each of our fourteen best practices research programs are renewable at the end of their one-year membership contracts. Our remaining programs provide best practices installation support. These 12-month program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in fiscal 2004, with the balance of our revenues generated by programs providing installation support.

     Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are recognized ratably over the membership year while costs are expensed as incurred. Because we offer a standardized set of services, however, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. In fiscal 2004, our income from operations was $28.5 million, compared to $23.8 million in fiscal 2003.

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

     We completed our initial public offering in November 2001. As a private company, we entered into the following arrangements which were discontinued in connection with our initial public offering. Accordingly, we believe the effect of these items on our historical financial statements are not indicative of future results.

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

Results of Operations

     The following table shows statement of income data expressed as a percentage of revenues for the periods indicated.

	Fiscal Year Ended March 31,
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services (excluding special compensation and stock option related expenses of 0.8%, 0.6% and 0.4%)	45.9	41.3	41.2
Member relations and marketing (excluding special compensation and stock option related expenses of 0.0%, 0.1% and 0.2%)	19.9	19.7	20.2
General and administrative (excluding special compensation and stock option related expenses of 1.0%, 0.5% and 0.7%)	13.2	12.4	12.7
Depreciation and loss on disposal of fixed assets	2.5	1.8	1.2
Special compensation and stock option related expenses	1.8	1.2	1.3
Affiliate company charge	3.3	—	—

Total costs and expenses	86.6	76.4	76.6

Income from operations	13.4	23.6	23.4
Interest income	0.6	1.0	2.4

Income before provision for income taxes	14.0	24.6	25.8
Provision for income taxes	(1.7)	(10.3)	(10.4)

Net income	12.3%	14.3%	15.4%

Fiscal years ended March 31, 2002, 2003 and 2004

     Revenues. Total revenues increased 24.4% from $81.0 million in fiscal 2002 to $100.7 million in fiscal 2003, and increased 21.0% to $121.8 million in fiscal 2004. The increase in revenues was primarily due to the introduction and expansion of new programs, cross-selling existing programs to existing members, and, to a lesser degree, sales to new member organizations and price increases. We offered 15 membership programs as of March 31, 2002, 18 as of March 31, 2003 and 21 as of March 31, 2004. Our contract value increased 24.0% from $86.1 million at March 31, 2002 to $106.7 million at March 31, 2003, and increased 17.0% to $124.9 million at March 31, 2004. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

     Cost of services. Cost of services increased 12.0% from $37.1 million, or 45.9% of revenues, in fiscal 2002, to $41.6 million, or 41.3% of revenues, in fiscal 2003 and increased 20.6% to $50.2 million, or 41.2% of revenues in fiscal 2004. Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are recognized ratably over the membership year while costs are expensed as incurred. Because we offer a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Consequently, while cost of services increased since fiscal 2002, it has decreased as a percentage of revenues.

     Member relations and marketing. Member relations and marketing expense increased 23.2% from $16.1 million or 19.9% of revenues in fiscal 2002 to $19.8 million, or 19.7% of revenues, in fiscal 2003, and increased 24.0% to $24.6 million, or 20.2% of revenues, in fiscal 2004. The increase in member relations and marketing expense was primarily due to an increase in sales staff and related costs associated with the introduction of new programs, as well as an increase in member relations personnel and related costs to serve the expanding membership base.

     General and administrative. General and administrative expense increased from $10.7 million, or 13.2% of revenues, in fiscal 2002 to $12.5 million, or 12.4% of revenues, in fiscal 2003, and increased to $15.4 million, or 12.7% of revenues, in fiscal 2004 with the development of new programs and the expansion of several administrative functions. The decrease as a percent of revenues in fiscal 2003 reflects the leveraging of resources across our larger revenue base. The increase in fiscal 2004 reflects increased investment in recruiting and hiring efforts in the member relations and new product development areas. General and administrative expense includes approximately $1.2 million, $0.7 million and $1.0 million in fiscal 2002, 2003 and 2004, respectively, of net charges from DGB Enterprises, Inc. for expenses related to management services, shared space and facilities and certain administrative functions. We believe these charges approximate the expense which would have been incurred had we provided the equivalent services internally. See note 9 to our financial statements for a detailed description of the administrative services agreement with DGB Enterprises, Inc.

     Depreciation. Depreciation expense decreased from $2.0 million, or 2.5% of revenues in fiscal 2002, to $1.8 million, or 1.8% of revenues in fiscal 2003, and decreased to $1.4 million, or 1.2% of revenues in fiscal 2004. The decrease in fiscal 2003 was due to lower capital expenditures in fiscal 2002 and fiscal 2003 as compared to prior years. In fiscal 2004, we incurred construction costs in connection with our move to our new headquarters facility and depreciation expense may increase in future periods as a result.

     Special compensation and stock option related expenses. Special compensation and stock option related expenses decreased from $1.5 million in fiscal 2002 to $1.1 million in fiscal 2003, and increased to $1.7 million in fiscal 2004. Since our initial public offering, we have not entered into, and we do not anticipate that we will enter in the future, any special compensation arrangements. See note 11 to our financial statements for a detailed description of these arrangements. In fiscal 2003 and 2004, we recognized approximately $781,000 and $1.7 million in compensation expense reflecting additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that employees recognized upon the exercise of common stock options.

     Affiliate company charge. Affiliate company charge was $2.7 million in fiscal 2002 and as of October 1, 2001, we no longer pay the affiliate company charge. See note 9 to our financial statements for more information regarding this charge.

     Interest income. Interest income increased $2.9 million in fiscal 2004, from $1.0 million in fiscal 2003 and $453,000 in fiscal 2002. The growth was principally from income associated with the increased levels of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities as further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $12.7 million, $10.4 million and $7.1 million in fiscal 2004, 2003 and 2002, respectively. Our effective income tax rate decreased to 40.5% as of January 1, 2003 from 42.5% primarily due to an increase in the amount of tax-exempt interest income earned on our portfolio of cash and cash equivalents and marketable securities and, to a lesser extent, changes in states where income was generated.

     We will amend our 2003 Washington, DC income tax return to file as a Qualified High Technology Company. If approved, our Washington, DC income tax rate would be reduced to 0.0% and we would incur a noncash charge to earnings of approximately $5.8 million, representing the impact on our existing deferred tax asset of lowering the Washington, DC income tax rate. For further information please see Note 7 to our consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of memberships typically results in operating activities generating net positive cash flows on an annual basis. Net cash flows provided by operating activities were $19.9 million in fiscal 2002, $44.5 million in fiscal 2003 and $39.7 million in fiscal 2004. We had approximately $139.8 million in cash and cash equivalents and marketable securities at March 31, 2004. We expect that these funds and expected net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for at least the next 12 months.

     Cash flows from investing activities. Net cash flows used in investing activities during fiscal 2002 were $0.9 million, consisting of purchases of property and equipment. Net cash flows used in investing activities in fiscal 2003 were $57.0 million, consisting of purchases of marketable securities of $56.5 million and purchases of property and equipment of $0.5 million. We used net cash flows in investing activities in fiscal 2004 of $46.5 million, consisting of purchases of marketable securities of $54.7 million offset by $13.4 million in proceeds on the redemption of marketable securities and purchases of property and equipment of $5.2 million, which includes approximately $4.6 million of expenditures relating to our new headquarters facility discussed below.

     Cash flows from financing activities. In fiscal 2002, we distributed $15.9 million to our pre-IPO stockholders, consisting of $13.0 million of cash and $2.9 million of offering costs and other cash distributions we paid in conjunction with our initial public offering. We generated $21.8 million and $14.9 million in cash from financing activities in fiscal 2003 and 2004, respectively, of which $21.5 million and $26.8 million, respectively, was from the receipt of cash for the exercise of stock options in conjunction with sales of our common stock by our employees. Also in fiscal 2003 and 2004, we received approximately $351,000 and $331,000, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. In January 2004, our Board of Directors authorized a share repurchase of up to $50 million of our common stock, and as of March 31, 2004, we had repurchased 349,320 shares of our common stock at a total cost of approximately $12.2 million.

     The lease on our former headquarters facility expired May 31, 2004. As of June 1, 2004, our headquarters are located in approximately 106,000 square feet of office space in Washington, DC. The facilities accommodate research, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease on the new facility contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes and insurance. We are also obligated to take additional expansion space in the building pursuant to the lease. We believe that our facilities are adequate for our current needs and that additional facilities are available for lease to meet any future needs.

     We have entered into a $3.2 million letter of credit agreement with a commercial bank which expires October 5, 2004, to provide a security deposit for our new office lease. We pledged certain assets as collateral under the letter of credit agreement. To date, no amounts have been drawn on this agreement.

     The following summarizes certain of our contractual obligations at March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. These arrangements are more fully described in Notes 9 and 12 to the consolidated financial statements.

	Payments due by Period (in thousands)
	Total	<1 Year	1-3 Yrs	4-5 Yrs	>5 Yrs
Non-cancelable operating leases	$50,517	$3,131	$8,603	$7,622	$31,161
Facilities services contract	1,499	545	954	—	—

Total	$52,016	3,676	$9,557	$7,622	$31,161

     At March 31, 2003 and 2004, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Share Repurchase

     In January 2004, we announced that our Board of Directors authorized a share repurchase of up to $50 million of our common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We will fund our share repurchases with cash on hand and cash generated from operations.

Exercise of Certain Options

     Options granted to certain of our optionholders under our 1997 and 2001 stock-based incentive compensation plans were exercised to acquire shares sold at various times in fiscal 2003 and fiscal 2004. Upon the exercise of these options we received a total of approximately $21.5 million in fiscal 2003 and $26.8 million in fiscal 2004 in cash in payment of option exercise prices.

     We recognized approximately $781,000 and $1.7 million in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in fiscal 2003 and 2004, respectively. We also incurred additional compensation expense for tax reporting purposes, but not for financial reporting purposes, that increased our deferred tax asset to reflect allowable tax deductions that will be realized in the determination of our income tax liability and therefore reduce our future income tax payments. In connection with these transactions, our deferred tax asset increased by approximately $20.9 million and $40.0 million in fiscal 2003 and 2004, respectively. Although our provision for income taxes in the consolidated statements of income did not change since the tax benefit associated with the option exercises is recorded directly into stockholders’ equity, our actual cash payments will be reduced as we utilize our deferred tax asset. As a result of the receipt of cash for the exercise of options, the incurrence of additional compensation expense and the recognition of a deferred tax asset, our stockholders’ equity increased by approximately $40.6 million and $65.1 million in fiscal 2003 and 2004, respectively, in connection with the exercise of stock options.

Significant Related Party Transactions

Transactions with DGB Enterprises, Inc.

     Our founder, David G. Bradley owns a controlling interest in certain entities that operate in different industries from us. In 1997, our founder created DGB Enterprises, Inc. to manage his various business interests including his ownership in us. To achieve operating efficiencies, DGB Enterprises, Inc. consolidated certain management and administrative functions for these entities, and assumed the primary lease on office space used by these entities and shared with us. We entered into the following transactions with DGB Enterprises and these other interests as follows:

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

     Administrative Services

     From January 2000 to June 2001, the majority of our administrative functions, including recruiting, human resources, facilities and telecommunications, were provided under an administrative services agreement by DGB Enterprises, Inc., which provided similar services to all entities under our founder’s control. In July 2001, we entered into a new administrative services agreement whereby we assumed internal management of substantially all these administrative functions while DGB Enterprises, Inc. continued to provide us with services related to the facilities associated with our shared leased space. Under the new agreement we provide DGB Enterprises, Inc., and related entities owned or controlled by our founder, with a variety of administrative services including services related to information technology and support, payroll and accounting and recruiting. This new agreement has a two-year term. Fees for the services provided under all these agreements are based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. We believe these net charges approximate the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under all these arrangements in the amount of $1.1 million, $0.7 million and $1.0 million for fiscal 2002, 2003 and 2004, respectively.

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

     Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to DGB Enterprises, Inc., transferred leasehold improvements related to our office space to DGB Enterprises, Inc. and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement runs through May 2004. We incurred rent expense under this arrangement of $3.2 million, $3.4 million, and $3.6 million for fiscal 2002, 2003 and 2004, respectively.

Transactions with The Corporate Executive Board Company

     In October 1997, the Company spun-off The Corporate Executive Board Company, a division that provided best practices research and analysis focusing on corporate strategy, operations and general management issues for non-health care companies.

     We have a noncompetition agreement with The Corporate Executive Board Company which generally prohibits The Corporate Executive Board Company from selling any membership-based products and services to health care providers. Additionally, The Corporate Executive Board Company is prohibited from selling such products and services to other types of health care organizations unless the products and services are of a general business nature and are principally sold to companies and institutions not in the health care industry. This agreement ends on January 1, 2007. After that date, The Corporate Executive Board Company may sell membership-based products and services in direct competition with us, which may have a material adverse effect on our revenues.

     In conjunction with the spin-off of The Corporate Executive Board Company and in order to assist in its transition to an independent corporation, we and The Corporate Executive Board Company entered into a royalty free license agreement, an administrative services agreement, a vendor contracts agreement and sublease agreement. Under these arrangements, we provided services of approximately $110,000 in fiscal 2002, and each of these arrangements has expired or been terminated.

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

Summary of Critical Accounting Policies

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements. Our critical accounting policies include:

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

Revenue recognition

     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable, and the full amount of program agreement fees receivable and related deferred revenue are recorded, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of March 31, 2002, 2003 and 2004, approximately $1.0 million, $0.3 million and $1.3 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

Cash equivalents and marketable securities

     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. As of March 31, 2003 and 2004, the Company’s marketable securities consisted of U.S. government agency obligations and Washington, D.C. and other state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. The Company may not hold its marketable securities to maturity and may elect to sell the securities at any time.

Allowance for uncollectible revenue

     Our ability to collect outstanding receivables from our members has an effect on our operating performance and cash flows. This effect is mitigated because memberships, which are predominantly annual contracts, are generally payable by members at the beginning of the contract term. We record an allowance for uncollectible revenue as a reduction of revenue based on our ongoing monitoring of our members’ credit and the aging of receivables.

Deferred incentive compensation

     Direct incentive compensation related to the negotiation of new and renewal memberships is deferred and amortized on a straight line basis over the term of the related memberships.

Deferred tax asset recoverability

     For tax purposes, we have deferred income tax assets consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. However, SFAS No. 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. We will recognize an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.

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

     We have performed an analysis to support our position that we meet the definition of a QHTC under the provisions of the Act. Accordingly, we will amend our 2003 Washington, DC income tax return and certain sales and use tax returns, to file as a QHTC. As a QHTC, our Washington, DC income tax rate will be 0.0% and we will be eligible for certain Washington, DC income tax credits. In addition, we will be entitled to relief from certain sales and use taxes. While we believe we qualify as a QHTC, we have not recognized the impact of this election within the financial statements for the fiscal year ended March 31, 2004 because of uncertainties inherent in the regulations, as adopted.

     For financial reporting purposes, we have valued our deferred income tax assets and liabilities using Washington, DC’s currently enacted income tax rate of 9.975%. Additionally, we have continued to provide for income, sales and use taxes as if we were not a QHTC. However, if we had received a determination that we qualified for QHTC status, we would have recorded a charge to earnings of approximately $5.8 million, representing the effects on our existing deferred tax assets of reducing the Washington, DC income tax rate to 0.0%, net of any income tax credits discussed above. If we determine it is more likely than not that the Office of Tax and Revenue will accept our election as a QHTC, we will record the applicable charge. Additionally, we would recognize the refund of any previously paid or provided sales and use taxes at that time.

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe no such impairment existed as of March 31, 2004 or 2003.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 as of March 31, 2004. The adoption had no impact on our consolidated financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“Issue 00-21”). Issue 00-21 provides guidance for determining the unit(s) of accounting in arrangements that include multiple products, services, and/or rights to use assets. The adoption of Issue 00-21 had no impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At March 31, 2004, our marketable securities consist of $16.0 million in tax-exempt notes and bonds issued by the District of Columbia, $3.0 million in tax-exempt notes and bonds issued by other states, and $79.4 million in U.S. government agency securities. The average maturity on all our marketable securities as of March 31, 2004 was approximately 4.9 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of The Advisory Board Company:

     We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2003 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries as of March 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
April 28, 2004

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$33,301	$41,389
Marketable securities	—	3,737
Membership fees receivable, net	9,234	14,338
Prepaid expenses and other current assets	1,600	3,121
Deferred income taxes	11,532	17,123
Deferred incentive compensation	2,259	2,375

Total current assets	57,926	82,083
Property and equipment, net	2,891	6,701
Deferred income taxes, net of current portion	—	20,532
Marketable securities	57,106	94,683

Total assets	$117,923	$203,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$63,653	$72,410
Accounts payable and accrued liabilities	5,484	8,262
Accrued incentive compensation	6,899	7,704

Total current liabilities	76,036	88,376
Long-term liabilities:
Deferred income taxes	392	—

Total liabilities	76,428	88,376

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 14,779,567 and 18,323,526 shares issued at March 31, 2003 and 2004, respectively, and 14,779,567 and 17,974,206 shares outstanding at March 31, 2003 and 2004, respectively	148	183
Additional paid-in capital	21,821	88,885
Retained earnings	18,974	37,694
Accumulated elements of other comprehensive income	552	1,031
Treasury stock, zero and 349,320 shares at March 31, 2003 and 2004, respectively	—	(12,170)

Total stockholders’ equity	41,495	115,623

Total liabilities and stockholders’ equity	$117,923	$203,999

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended March 31,
	2002	2003	2004
Revenues:	$80,970	$100,714	$121,847

Costs and expenses:
Cost of services (excluding special compensation and stock option related expenses of $645, $615 and $560)	37,142	41,598	50,167
Member relations and marketing (excluding special compensation and stock option related expenses of $0, $133 and $256)	16,100	19,842	24,599
General and administrative (excluding special compensation and stock option related expenses of $837, $399 and $857)	10,659	12,507	15,445
Depreciation and loss on disposal of fixed assets	2,030	1,827	1,415
Special compensation and stock option related expenses	1,482	1,147	1,673
Affiliate company charge	2,676	—	—

Total costs and expenses	70,089	76,921	93,299

Income from operations	10,881	23,793	28,548
Interest income	453	1,038	2,911

Income before provision for income taxes	11,334	24,831	31,459
Provision for income taxes	(1,358)	(10,392)	(12,739)

Net income	$9,976	$14,439	$18,720

Earnings per share:
Historical net income per share — basic	$0.73	$1.10	$1.19
Historical net income per share — diluted	$0.62	$0.85	$1.00
Basic weighted average number of shares outstanding	13,748	13,139	15,745
Diluted weighted average number of shares outstanding	16,089	16,996	18,680

Pro forma statements of income data (unaudited):
Income before provision for income taxes, as reported	$11,334
Pro forma income tax provision	(4,817)

Pro forma net income	$6,517

Pro forma net income per share — basic	$0.47
Pro forma net income per share — diluted	$0.41

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

						(Accumulated
	Common Stock		Additional		Promissory	Deficit)
			Paid-in	Deferred	Notes	Retained
	Shares	Amount	Capital	Compensation	Receivable	Earnings
Balance at March 31, 2001	13,977,200	$140	$10,817	$(700)	$—	$(11,788)
Cash distributions to stockholder	—	—	—	—	—	(12,971)
Deferred compensation pursuant to stock option repurchase agreements	—	—	—	(1,050)	—	—
Amortization of deferred compensation	—	—	—	1,384	—	—
Exercise of stock options	1,023,872	10	3,544	—	—	—
Issuance of promissory notes receivable	—	—	—	—	(3,346)	—
Interest earned on promissory notes	—	—	—	—	(100)	—
Net income - pre-termination of S corporation status	—	—	—	—	—	5,441
Noncash distributions to stockholders in connection with initial public offering	—	—	—	—	3,446	(13,027)
Payment of offering costs and other distributions	—	—	—	—	—	(2,922)
Termination of S corporation status	—	—	(35,267)	—	—	35,267
Receipt of shares from stockholder pursuant to stock option agreement	(2,851,337)	(29)	29	—	—	—
Net income - post-termination of S corporation status	—	—	—	—	—	4,535

Balance at March 31, 2002	12,149,735	121	(20,877)	(366)	—	4,535
Amortization of deferred compensation	—	—	—	366	—	—
Exercise of stock options	2,616,382	26	21,427	—	—	—
Tax benefit on exercise of options	—	—	20,921	—	—	—
Issuance of common stock under employee stock purchase plan	13,450	1	350	—	—	—
Unrealized gains on available-for-sale marketable securities, net of income taxes	—	—	—	—	—	—
Net income	—	—	—	—	—	14,439

Balance at March 31, 2003	14,779,567	148	21,821	—	—	18,974
Exercise of stock options	3,533,296	35	26,737	—	—	—
Tax benefit on exercise of options	—	—	39,996	—	—	—
Issuance of common stock under employee stock purchase plan	10,663	—	331	—	—	—
Purchase of treasury stock	(349,320)	—	—	—	—	—
Net unrealized gains on available-for-sale marketable securities, net of income taxes	—	—	—	—	—	—
Net income	—	—	—	—	—	18,720

Balance at March 31, 2004	17,974,206	$183	$88,885	$—	$—	$37,694

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Elements
	Of Other			Annual
	Comprehensive	Treasury		Comprehensive
	Income	Stock	Total	Income
Balance at March 31, 2001	$—	$—	$(1,531)
Cash distributions to stockholder	—	—	(12,971)	$—
Deferred compensation pursuant to stock option repurchase agreements	—	—	(1,050)	—
Amortization of deferred compensation	—	—	1,384	—
Exercise of stock options	—	—	3,554	—
Issuance of promissory notes receivable	—	—	(3,346)	—
Interest earned on promissory notes	—	—	(100)	—
Net income - pre-termination of S corporation status	—	—	5,441	5,441
Noncash distributions to stockholders in connection with initial public offering	—	—	(9,581)	—
Payment of offering costs and other distributions	—	—	(2,922)	—
Termination of S corporation status	—	—	—	—
Receipt of shares from stockholder pursuant to stock option agreement	—	—	—	—
Net income - post-termination of S corporation status	—	—	—	4,535

Balance at March 31, 2002	—	—	(16,587)	$9,976

Amortization of deferred compensation	—	—	366	$—
Exercise of stock options	—	—	21,453	—
Tax benefit on exercise of options	—	—	20,921	—
Issuance of common stock under employee stock purchase plan	—	—	351	—
Unrealized gains on available-for-sale marketable securities, net of income taxes	552	—	552	552
Net income	—	—	14,439	14,439

Balance at March 31, 2003	552	—	41,495	$14,991

Exercise of stock options	—	—	26,772	$—
Tax benefit on exercise of options	—	—	39,996	—
Issuance of common stock under employee stock purchase plan	—	—	331	—
Purchase of treasury stock	—	(12,170)	(12,170)	—
Net unrealized gains on available-for-sale marketable securities, net of income taxes	479	—	479	479
Net income	—	—	18,720	18,720

Balance at March 31, 2004	$1,031	$(12,170)	$115,623	$19,199

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$9,976	$14,439	$18,720
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	1,929	1,722	1,415
Loss on disposal of fixed assets	101	105	—
Special compensation arrangements	(37)	(363)	—
Deferred income taxes and tax benefits resulting from the exercise of common stock options	(2,305)	6,140	12,644
Amortization of marketable securities premiums	—	352	755
Changes in operating assets and liabilities:
Membership fees receivable	(2,269)	4,865	(5,104)
Prepaid expenses and other current assets	(286)	(657)	(1,521)
Deferred incentive compensation	(691)	(365)	(116)
Payable to/receivable from affiliates	(6,479)	—	—
Deferred revenues	12,268	12,115	8,757
Accounts payable and accrued liabilities	4,478	4,955	3,356
Accrued incentive compensation	3,178	1,240	805

Net cash flows provided by operating activities	19,863	44,548	39,711

Cash flows from investing activities:
Purchases of property and equipment	(864)	(531)	(5,225)
Redemption of marketable securities	—	—	13,350
Purchases of marketable securities	—	(56,515)	(54,661)

Net cash flows used in investing activities	(864)	(57,046)	(46,536)

Cash flows from financing activities:
Proceeds on issuance of stock from exercise of options	—	21,453	26,772
Reimbursement of offering costs	—	992	149
Payment of offering costs and other distributions	(2,922)	(956)	(169)
Issuance of common stock under employee stock purchase plan	—	351	331
Purchase of treasury shares	—	—	(12,170)
Distributions to stockholder	(12,971)	—	—

Net cash flows (used in) provided by financing activities	(15,893)	21,840	14,913

Net increase in cash and cash equivalents	3,106	9,342	8,088
Cash and cash equivalents, beginning of year	20,853	23,959	33,301

Cash and cash equivalents, end of year	$23,959	$33,301	$41,389

Supplemental disclosure of cash flow information:
Noncash distributions to stockholders	$13,027	$—	$—

Cash paid during the year for income taxes	$270	$1,000	$—

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

3. Basis of presentation and summary of significant accounting policies

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Advisory Board Services, Inc. (ABSI) and Advisory Board Investments, Inc. (ABII), both of which were formed during the year ended March 31, 2003. ABSI holds the Company’s trademarks and service marks, and ABII holds certain of the Company’s marketable securities. All significant intercompany transactions have been eliminated.

Cash equivalents and marketable securities

     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. As of March 31, 2003 and 2004, the Company’s marketable securities consisted of U.S. government agency obligations and Washington, D.C. and other state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of other comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. The Company may not hold its marketable securities to maturity and may elect to sell the securities at any time.

Property and equipment

     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, and capitalized internal software development costs. Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to fifteen years. Internal software development costs are accounted for in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and web development costs are accounted for in accordance with EITF 00-2, “Accounting for Web Site Development Costs.” Capitalized internal software development costs and capitalized web development costs are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred.

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. The Company believes that no such impairment existed as of March 31, 2003 and 2004.

Revenue recognition

     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable, and the full amount of program agreement fees receivable and related deferred revenue are recorded, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of March 31, 2002, 2003 and 2004, approximately $1.0 million, $0.3 million and $1.3 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

Allowance for uncollectible revenue

     The Company’s ability to collect outstanding receivables from its members has an effect on the Company’s operating performance and cash flows. This effect is mitigated because memberships, which are predominantly annual contracts, are generally payable by members at the beginning of the contract term. The Company records an allowance for uncollectible revenue as a reduction of revenue based on its ongoing monitoring of members’ credit and the aging of receivables.

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

	Year Ended March 31,
	2002	2003	2004
Basic weighted average common shares outstanding	13,748	13,139	15,745
Weighted average common share equivalents outstanding	2,341	3,857	2,935

Diluted weighted average common shares outstanding	16,089	16,996	18,680

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

     The Company generates revenues from customers located outside the United States. For each of the years ended March 31, 2002, 2003 and 2004, the Company generated approximately 1% of revenues from customers outside the United States. No one customer accounted for more than 2% of revenues for any period presented.

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

Research and development costs

     Costs related to the research and development of new company programs are expensed when incurred.

Stock-based compensation

     The Company has several stock-based compensation plans, which are described more fully in Note 11. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (collectively, “APB No. 25”). In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”),” the pro forma stock-based compensation cost, net income and basic and diluted earnings per share is computed as if the fair value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all options.

     The fair values of options granted from the date of the Spin-Off, were estimated at the date of grant for each period using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,
	2002	2003	2004
Risk free interest rate	5.2%	3.91%	2.63%
Dividend yield	—	—	—
Weighted average expected lives of options	6.5 years	7.5 years	5 years
Expected volatility	94%	48%	40%
Weighted average fair values of options granted	$10.72	$19.01	$13.62

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. If the Company had used the fair value accounting provisions of SFAS No. 123, pro forma net income (loss) for each period would have been as follows (in thousands, except per share information):

	Year Ended March 31,
	2002	2003	2004
Net income, as reported	$9,976	$14,439	$18,720
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,989)	(7,753)	(8,843)

Pro forma net income	$3,987	$6,686	$9,877

Pro forma net income per share:
Basic — as reported	$0.73	$1.10	$1.19
Diluted — as reported	$0.62	$0.85	$1.00
Basic — pro forma	$0.29	$0.51	$0.63
Diluted — pro forma	$0.25	$0.41	$0.54

     The pro forma results may not necessarily be indicative of future results.

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

Recent accounting pronouncements

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN 46 as of March 31, 2004. The adoption had no impact on the consolidated financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“Issue 00-21”). Issue 00-21 provides guidance for determining the unit(s) of accounting in arrangements that include multiple products, services, and/or rights to use assets. The adoption of Issue 00-21 had no impact on the Company’s financial statements.

4. Marketable securities

     The aggregate value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2004
			Gross	Gross
			Unrealized	Unrealized
	Market Value	Amortized Cost	Gains	Losses
U.S. government agency obligations	$79,412	$78,329	$1,245	$(162)
Washington, D.C. tax exempt obligations	15,989	15,469	520	—
Tax exempt obligations of other states	3,019	2,921	98	—

	$98,420	$96,719	$1,863	$(162)

	As of March 31, 2003
			Gross	Gross
			Unrealized	Unrealized
	Market Value	Amortized Cost	Gains	Losses
U.S. government agency obligations	$37,861	$37,371	$494	$(4)
Washington, D.C. tax exempt obligations	16,215	15,819	396	—
Tax exempt obligations of other states	3,030	2,973	57	—

	$57,106	$56,163	$947	$(4)

     The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2004
	Fair Market Value	Amortized Cost
Matures in less than 1 year	$3,737	$3,729
Matures after 1 year through 5 years	40,465	39,649
Matures after 5 years through 10 years	54,218	53,341

	$98,420	$96,719

     The average maturity on all marketable securities held by the Company as of March 31, 2004 was approximately 4.9 years.

5. Membership fees receivable

     Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2003	2004
Billed fees receivable	$7,161	$9,718
Unbilled fees receivable	3,723	6,270

	10,884	15,988
Allowance for uncollectible revenue	(1,650)	(1,650)

Membership fees receivable, net	$9,234	$14,338

     Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay on an installment basis.

6. Property and equipment

     Property and equipment consists of the following (in thousands):

	As of March 31,
	2003	2004
Leasehold improvements, furniture, fixtures and equipment	$8,225	$13,426
Software and web development costs	4,036	4,060

	12,261	17,486
Accumulated depreciation	(9,370)	(10,785)

Property and equipment, net	$2,891	$6,701

7. Income taxes

     The Company is a calendar year taxpayer and, prior to November 2001, was treated as an S corporation for federal income tax purposes, whereby taxable income or losses flowed through to, and were reportable by, the individual stockholders. Accordingly, prior to November 2001, no provision was made for federal income taxes in the consolidated financial statements. The District of Columbia, as well as several states, however, assess a corporate level tax even on S corporations. In conjunction with an initial public offering in November 2001, the Company became subject to federal income taxes at prevailing corporate rates. At the date of conversion to a taxable corporation, the Company recorded a net deferred tax asset of $1.6 million, representing the difference between the book and income tax bases of recorded tax assets and liabilities. The Company presents unaudited pro forma information for the year ended March 31, 2002, which reflects results of operations the Company would have reported if it had been subject to federal income taxes for the entire year. The Company had no income taxes payable as of March 31, 2003 and 2004.

     The (provision) benefit for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2002	2003	2004
Current	$(3,663)	$(10,155)	$(13,357)
Deferred	2,305	(237)	618

Provision for income taxes	$(1,358)	$(10,392)	$(12,739)

     Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2003	2004
Deferred income tax assets:
Net operating loss carryforward	$8,345	$34,522
Compensation accrued for financial reporting purposes	3,337	3,750
Reserve for uncollectible revenue	684	684
Long term membership contracts	103	354
Deferred income tax liabilities:
Unrealized gains on available-for-sale securities	(392)	(670)
Deferred incentive compensation	(937)	(985)

Net deferred income tax assets	$11,140	$37,655

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2002	2003	2004
Statutory U.S. federal income tax rate	34.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	6.6	6.5	6.5
Termination of S corporation status	(14.9)	—	—
Phase-in rate differential	(16.3)	—	—
Other permanent differences, net	2.6	0.4	(1.0)

Effective tax rate	12.0%	41.9%	40.5%

     The Company has deferred income tax assets, consisting primarily of net operating loss (NOL) carryforwards for regular Federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of its deferred income tax assets. However, SFAS No. 109 does not consider the effect of future changes in existing laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. The Company has established its deferred income tax assets and liabilities using currently enacted tax laws and rates. The Company will recognize into income an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when new tax laws or rates are enacted.

     The Company has net operating losses in the amount of approximately $83.2 million at March 31, 2004. The net operating losses expire between 2022 and 2024. The Company utilized tax benefits from the exercise of stock options that were recorded in the consolidated statement of equity that offsets the current tax provision that was recorded in the consolidated statement of income which resulted in no current tax liability for the year ended March 31, 2004.

Washington, DC income tax incentives

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

     The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the Act. Accordingly, the Company will amend its 2003 Washington, DC income tax return and certain sales and use tax returns, to file as a QHTC. As a QHTC, the Company’s Washington, DC income tax rate will be 0.0% for five years and the Company will be eligible for certain Washington, DC income tax credits. In addition the Company will be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has not recognized the impact of this election within the consolidated financial statements, because of uncertainties inherent in the regulations, as adopted.

     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, DC’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status as of March 31, 2004, it would have recorded a noncash charge to earnings up to approximately $5.8 million, representing the effects on its existing deferred tax assets of reducing the Washington, DC income tax rate to 0.0%, net of any income tax credits discussed above. If the Company determines it is more likely than not that the Office of Tax and Revenue will accept the Company’s election as a QHTC, the Company will record the applicable charge. Additionally, the Company would recognize the refund of any previously paid or provided sales and use taxes at that time.

8. Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on certain investments in marketable securities. Comprehensive income for the years ended March 31, 2002, 2003 and 2004 was $10.0 million, $15.0 million and $19.2 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised solely of the changes in net unrealized gains and losses on marketable securities.

9. Transactions with affiliates

Background

     The Company had or currently has certain transactions with affiliated entities, including the sharing of certain administrative functions and charges incurred for strategic direction and oversight prior to the Company’s initial public offering in November 2001. These transactions are summarized below:

Transactions with entities controlled by the former principal stockholder

Administrative Services

     From January 2000 to June 30, 2001, the majority of the Company’s administrative functions, including recruiting, career management, facilities and telecommunications, were provided by DGB Enterprises, Inc. (DGB Enterprises), an entity which managed our former principal stockholder’s various business interests including his ownership interest in the Company. The Company and DGB Enterprises entered into an administrative services agreement which provided for fees for these services based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximated the cost for each entity to internally provide or externally source these services.

     As of July 1, 2001, the Company and DGB Enterprises entered into a new Administrative Services Agreement (New ASA), whereby the Company assumed internal management of substantially all these administrative functions while DGB Enterprises continued to provide services related to the facilities associated with the shared leased space (see Lease and Sublease Agreements below). Under the New ASA, the Company provides certain services to DGB Enterprises and other affiliated entities for fees based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. The New ASA expired in June 2003, however the Company and DGB Enterprises have continued the arrangements on a month-to-month basis. These net charges, which management believes approximate the expenses which would have been incurred had the Company operated on a stand-alone basis, are included in the Company’s general and administrative expenses.

     The Company performs and receives certain services from other affiliated entities. These net charges are included in Transactions with Other Related Entities in the accompanying Receivable from Affiliates table.

Lease and Sublease Agreements

     On July 1, 1999, the Company assigned its headquarters lease for office space to DGB Enterprises and subsequently entered into a Sublease Agreement with DGB Enterprises whereby the Company leased the space it occupies on terms consistent with the original lease agreement through April 2004, which was extended to May 31, 2004.

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

     Also in conjunction with the Spin-Off, and in order to assist in its transition to an independent corporation, the Company and CEB entered into a royalty free license agreement, an administrative services agreement (ASA), a vendor contracts agreement (VCA) and sublease agreement. Each of these arrangements has expired or been terminated.

Affiliate company charge

     DGB Enterprises assessed a fee for strategic direction and oversight services to each of the entities controlled by the Company’s former principal stockholder, including the Company. This charge was eliminated in October 2001.

Receivable from affiliates

     The transactions discussed above are as follows (in thousands):

	Year Ended March 31,
	2002	2003	2004
Balance at beginning of year	$1,889	$—	$—

Transactions with CEB:
ASA charges	16	—	—
VCA charges	94	—	—
Transactions with DGB:
Management services	(96)	—	—
ASA charges, net	(1,077)	(748)	(1,043)
Sublease charge	(3,246)	(3,412)	(3,557)
Affiliate company charge	(2,676)	—	—
Distributions in connection with initial public offering	(8,368)	—	—
Transactions with other related entities:
ASA charges, net	(11)	(46)	(46)

	(15,364)	(4,206)	(4,646)

Net cash transfers from the Company	13,475	4,206	4,646

Balance at end of year	$—	$—	$—

10. Public offerings of common stock

     Options granted to certain of the Company’s option holders under the Company’s 1997 and 2001 stock-based incentive compensation plans were exercised to acquire shares sold in public offerings at various times in fiscal 2003 and fiscal 2004. Upon the exercise of these options the Company received a total of approximately $21.5 million and $26.8 million in fiscal 2003 and 2004, respectively, in cash in payment of option exercise prices.

     The Company recognized approximately $781,000 and $1.7 million in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in fiscal 2003 and 2004, respectively. The Company also incurred additional compensation expense for tax reporting purposes, but not for financial reporting purposes, that increased the deferred tax asset to reflect allowable tax deductions that will be realized in the determination of the Company’s income tax liability and therefore reduce its future income tax payments. In connection with these transactions, the Company’s deferred tax asset increased by approximately $20.9 million and $40.0 million in fiscal 2003 and 2004, respectively. Although the provision for income taxes for financial reporting purposes did not change, the Company’s actual cash payments will be reduced as the deferred tax asset is utilized. As a result of the receipt of cash for the exercise of options, the incurrence of additional compensation expense and the recognition of a deferred tax asset, the Company’s stockholders’ equity increased by approximately $40.6 million and $65.1 million in fiscal 2003 and 2004, respectively, in connection with the exercise of stock options.

11. Stock option plans, special compensation arrangements and other employee benefit plans

Stock-based incentive compensation plans

     The 1997 Stock-Based Incentive Compensation Plan (1997 Plan) provided for the issuance of options to purchase up to 10,104,000 shares of Class B nonvoting common stock. In connection with the Company’s initial public offering, the stock options granted pursuant to the 1997 Plan generally became exercisable in equal portions on each of the first three anniversaries of the initial public offering. The New Options generally expire five years after the initial public offering.

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

Stock Option Repurchase Agreements

     During fiscal 2001, the Company entered into an agreement to repurchase certain stock options at a fixed price. In August 2001, the Company entered into two additional Stock Option Repurchase Agreements (collectively, the Stock Option Repurchase Agreements). Compensation expense is recognized under these Stock Option Repurchase Agreements over the relevant required employment periods. Total compensation expense was $1.4 million, $0.4 million and zero in fiscal 2002, 2003 and 2004, respectively.

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

Transactions under stock option plans

     The following table summarizes the changes in common stock options for all of the common stock option plans described above.

	Number of	Exercise Price	Weighted Average
	Options	Per Share	Exercise Price
Outstanding at March 31, 2001	12,273,026	$2.91 - 13.06	$7.13
Options granted	1,647,016	7.13 - 19.00	14.11
Options exercised	(1,023,872)	2.91 - 7.13	3.27
Options cancelled	(3,096,254)	7.13 - 19.00	8.06

Outstanding at March 31, 2002	9,799,916	2.91 - 19.00	8.42
Options granted	638,416	29.28 - 36.12	30.44
Options exercised	(2,616,382)	5.94 - 19.00	8.20
Options cancelled	(67,180)	7.13 - 29.77	14.65

Outstanding at March 31, 2003	7,754,770	2.91 – 36.12	10.26
Options granted	896,000	34.44 – 47.49	35.15
Options exercised	(3,533,296)	2.91 – 29.28	7.55
Options cancelled	(141,045)	7.13 – 29.28	18.60

Outstanding at March 31, 2004	4,976,429	$7.13 – 47.49	$16.34

     Exercise prices for options outstanding at March 31, 2004, are as follows:

			Weighted
			Average
		Weighted	Remaining		Weighted
Range of	Number	Average	Contractual	Number	Average
Exercise Prices	Outstanding	Exercise Price	Life - Years	Exercisable	Exercise Price
$ 7.13 – 10.09	2,821,343	$7.16	3.2	432,696	$7.30
10.10 – 11.88	93,519	11.19	3.7	9,039	11.88
19.00 – 23.75	609,151	19.00	7.6	136,318	19.00
28.49 – 33.24	508,000	30.28	8.8	76,250	29.67
33.25 – 37.99	922,416	34.80	9.8	42,416	33.63
42.74 – 47.49	22,000	47.46	9.5	—	—

$ 7.13 – 47.49	4,976,429	$16.34	5.6	696,719	$13.70

     On May 31, 2001, certain employees of the Company exercised options to purchase 1,023,872 shares of Class B nonvoting common stock at a weighted average exercise price of $3.27 per share. The Company advanced funds to the employees equal to the aggregate exercise price of the options, in exchange for full recourse 6.5% promissory notes from the employees.

Benefit Plan

     The Company sponsors a defined contribution 401(k) plan (the Plan) for all employees who have reached the age of twenty-one. The Company provides contributions equal to 50% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the years ended March 31, 2002, 2003 and 2004 were approximately $438,000, $499,000 and $573,000, respectively.

Employee Stock Purchase Plan

     On October 25, 2001, the Company established an employee stock purchase plan (the ESPP). Under the ESPP, employees may authorize payroll deductions not to exceed 15% of their salary to purchase shares of the Company’s common stock quarterly at 85% of the lesser of the share price on the first or last day of the quarter. The ESPP is authorized to issue up to 842,000 shares of the Company’s common stock. Employees began contributing to the ESPP on April 1, 2002, and for the years ended March 31, 2003 and 2004, the Company issued 13,450 and 10,663 shares of common stock under the ESPP, respectively.

12. Commitments and contingencies

Operating Leases

     The Company assigned its office lease to DGB Enterprises as of July 1, 1999, and subsequently entered into a sub-lease agreement (the Sublease) with DGB Enterprises, which expires in May 2004. The Company remains jointly and severally liable for all obligations under the original lease.

     In October 2003, the Company entered into a new lease for its headquarters space (New Lease) which takes effect June 1, 2004 and has a 15-year term. The terms of the New Lease contain provisions for rental escalation and the Company is required to pay its portion of executory costs such as taxes and insurance. The Company is also obligated to take additional expansion space in the building pursuant to the lease. The Company’s future minimum lease payments under the Sublease and New Lease, including expansion space but excluding rental escalation and executory costs, are as follows (in thousands):

Year Ending March 31,
2005	$3,131
2006	2,958
2007	2,278
2008	3,367
2009	3,839
Thereafter	34,944

Total	$50,517

     Rent expense during the years ended March 31, 2002, 2003 and 2004 was approximately $3.4 million, $3.6 million and $3.7 million, respectively.

     The Company entered into a $3.2 million letter of credit agreement with a commercial bank which expires October 5, 2004, to provide a security deposit for the New Lease. Certain assets have been pledged as collateral under the letter of credit agreement. To date, no amounts have been drawn on this agreement.

Litigation

     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not a party to, and its property is not subject to, any material legal proceedings.

Other

     The Company has outsourced certain office functions to a vendor under a five-year services contract that includes minimum commitments of approximately $45,000 per month through December 2006.

13. Quarterly financial data (unaudited)

     Unaudited summarized financial data by quarter for the years ended March 31, 2003 and 2004 is as follows (in thousands, except per share amounts):

	Fiscal 2003 Quarter Ended
	June 30	September 30	December 31	March 31
Revenues	$22,929	$24,488	$25,865	$27,432
Cost of services	9,609	10,708	10,726	10,555
Income from operations	5,243	5,466	5,414	7,670
Income before income taxes	5,379	5,650	5,683	8,119
Net income	3,090	3,249	3,269	4,831
Earnings per share:
Basic	$0.25	$0.27	$0.24	$0.33
Diluted	$0.19	$0.20	$0.19	$0.27

	Fiscal 2004 Quarter Ended
	June 30	September 30	December 31	March 31
Revenues	$28,449	$29,951	$31,262	$32,185
Cost of services	11,617	12,291	13,167	13,092
Income from operations	6,863	7,218	6,958	7,509
Income before income taxes	7,444	7,898	7,739	8,378
Net income	4,430	4,700	4,605	4,985
Earnings per share:
Basic	$0.29	$0.30	$0.29	$0.30
Diluted	$0.24	$0.25	$0.25	$0.26

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

     None.

Item 9A. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 31, 2004. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

     No changes in our internal controls over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the names, ages and positions within The Advisory Board Company of the persons who serve as our directors and executive officers as of March 31, 2004.

Directors and Executive Officers	Age	Position
Jeffrey D. Zients	37	Chairman of the Board of Directors
Frank J. Williams	37	Chief Executive Officer and Director
Marc N. Casper	36	Director
Michael A. D’Amato	50	Director
Kelt Kindick	49	Director
Joseph E. Laird, Jr.	58	Director
LeAnne M. Zumwalt	45	Director
Scott M. Fassbach	44	Chief Research Officer
David L. Felsenthal	33	Chief Financial Officer
Scott A. Schirmeier	35	General Manager, Sales and Marketing
Richard A. Schwartz	38	General Manager, Research

     Jeffrey D. Zients joined us in 1992, served as Chief Executive Officer from July 1998 until June 2001 and became our Chairman of the Board in June 2001. Mr. Zients also served as the Chief Operating Officer of DGB Enterprises from 1997 through 2003. Prior to July 1998, Mr. Zients held various positions with us, including Chief Operating Officer from 1996 to July 1998. From the time of our spin-off of The Corporate Executive Board Company until April 2001, Mr. Zients was a director of The Corporate Executive Board Company, and was Chairman of the Board of The Corporate Executive Board Company from January 2000 to April 2001. Prior to joining us, Mr. Zients was employed at Mercer Management Consulting and Bain & Company. Mr. Zients received a B.S. from Duke University.

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

     Marc N. Casper has served on our Board of Directors since February 2003. Mr. Casper is Senior Vice President of Thermo Electron Corporation, which provides instrumentation and services to the pharmaceutical, biotechnology and industrial laboratory markets. Previously, Mr. Casper served as President, Chief Executive Officer and Director of Kendro Laboratory Products, which produces sample preparation and processing equipment. In 1997, Mr. Casper joined Dade Behring, Inc., which provides products and systems serving the global clinical diagnostics market, as Executive Vice President for Europe, Asia and Intercontinental. He was promoted to President-Americas in 1999. Mr. Casper started his career with Bain & Company as a strategy consultant and later joined Bain Capital, a leading leveraged-buyout firm. Mr. Casper is a member of the board of directors of the Analytical and Life Science Systems Association. Mr. Casper received a B.A. from Wesleyan University, and an M.B.A. from Harvard Business School.

     Michael A. D’Amato served as our Executive Vice President from July 1998 to June 2001, and as our Chief Financial Officer from 1996 until July 1998. He has been a director since June 2001. From 1997 through 2003, Mr. D’Amato also served as the Chief Financial Officer of DGB Enterprises, and was the Chief Financial Officer of The Corporate Executive Board Company from October 1997 until November 1998. Mr. D’Amato was also a member of the board of directors of The Corporate Executive Board Company from July 1998 until November 12, 2001. Mr. D’Amato was a partner at Bain & Company from 1982 to 1995. Mr. D’Amato received a B.S. from Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

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

     David L. Felsenthal first joined us in 1992. He has been our Chief Financial Officer, Treasurer and Secretary since April 2001. From September 1999 to March 2001, Mr. Felsenthal was Vice President of an affiliated company, eHospital NewCo Inc., focused on developing and delivering health care content to patients and providers via the internet. From 1997 to 1999, Mr. Felsenthal worked as Director of Business Development and Special Assistant to the CEO/ CFO of Vivra Specialty Partners, a private health care services and technology firm. From 1992 through 1995, Mr. Felsenthal held various positions with us, including research analyst, manager and director of the original executive inquiry research department. Mr. Felsenthal received an A.B. degree from Princeton University and an M.B.A. from Stanford University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and 10% stockholders to file forms with the Securities and Exchange Commission to report their beneficial ownership of our stock and any changes in beneficial ownership. Anyone required to file forms with the Securities and Exchange Commission must also send copies of the forms to us. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2004.

Audit Committee Financial Expert

     The Board of Directors has determined that Ms. LeAnne M. Zumwalt, Chair of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

     We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Casper, Mr. Kindick and Ms. Zumwalt.

Code of Ethics

     We have adopted a code of ethics that applies to all of our senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions), known as The Advisory Board Company Code of Ethics for Finance Team Members. We have filed a copy of this code of ethics as Exhibit 14.1 to this Form 10-K.

Item 11. Executive Compensation.

     The following table presents certain information concerning compensation earned for services rendered for fiscal 2002, 2003 and 2004 by the Chief Executive Officer and the four other most highly paid persons who served as executive officers during fiscal 2004 (the “Named Officers”).

					Long-Term
		Annual Compensation			Compensation
	Fiscal				Number of	All Other
Name and Principal Position	Year	Salary		Bonus	Options	Compensation
Frank J. Williams	2004	$500,000		$100,000	85,000	$—
Chief Executive Officer and Director (1)	2003	$500,000		$200,000	50,000	$—
	2002	$487,500	(2)	$100,000	267,080	$—
Scott M. Fassbach	2004	$535,600		$—	27,000	$—
Chief Research Officer	2003	$535,600		$15,000	12,000	$—
	2002	$539,500		$10,000	17,000	$—
David L. Felsenthal	2004	$300,000		$85,000	27,000	$—
Chief Financial Officer, Secretary and Treasurer	2003	$300,000		$75,000	16,000	$—
	2002	$286,250		$40,000	84,360	$—
Scott A. Schirmeier	2004	$315,000		$—	22,000	$—
General Manager, Sales and Marketing	2003	$315,000		$80,000	12,000	$—
	2002	$307,750		$55,425	17,000	$—
Richard A. Schwartz	2004	$482,040		$30,000	25,000	$—
General Manager, Research	2003	$482,040		$17,000	12,000	$400,000	(3)
	2002	$485,550		$12,000	17,000	$300,000	(3)

(1)	Mr. Williams was named our Chief Executive Officer on June 1, 2001.

(2)	Includes payments by DGB Enterprises, Inc., which were allocated to us for services provided during fiscal 2002.

(3)	Represents payments made pursuant to special equity-based compensation arrangements we entered into with selected employees while we were a private company. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any new special equity-based compensation arrangements.

Option Grants in Fiscal 2004

     The following table shows information about stock option grants to our Named Officers during fiscal 2004. These options are included in the Summary Compensation Table above. All options were granted at fair market value under The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. All of the options granted have ten-year terms. The rules of the Securities and Exchange Commission require us to show hypothetical gains that the Named Officers would have for these options at the end of their ten-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by Securities and Exchange Commission rules. They are not our estimate or projection of future stock prices.

Stock Option Grants in Fiscal 2004

	Individual Grants				Potential Realizable
					Value at Assumed
		% of Total			Annual Rates of
		Options			Stock Price
	Number of	Granted to			Appreciation for
	Shares	Employees	Exercise		Option Term
	Underlying	in	Price	Expiration
Name	Option Grants	Fiscal Year	(per share)	Date	5%	10%
Frank J. Williams	85,000	9.6%	$34.81	March 8, 2014	$1,860,805	$4,715,645
David L. Felsenthal	27,000	3.0	$34.81	March 8, 2014	591,079	1,497,911
Scott M. Fassbach	27,000	3.0	$34.81	March 8, 2014	591,079	1,497,911
Richard A. Schwartz	25,000	2.8	$34.81	March 8, 2014	547,296	1,386,954
Scott A. Schirmeier	22,000	2.5	$34.81	March 8, 2014	481,620	1,220,520

Option Exercises in Fiscal 2004 and Fiscal Year-End Option Values

     The following table shows information about the value realized on option exercises for each of our Named Officers during fiscal 2003 and the value of their unexercised options at the end of fiscal 2003. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.

Aggregated Option Exercises in Fiscal 2004
and Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End (1)
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank J. Williams	140,000	$3,837,400	176,543	430,147	$5,220,377	$8,331,597
David L. Felsenthal	—	—	76,947	132,973	2,275,323	2,527,512
Scott M. Fassbach	220,000	6,030,200	68,017	333,158	2,011,263	8,599,092
Richard A. Schwartz	150,858	4,135,018	—	204,858	—	4,860,621
Scott A. Schirmeier	110,863	3,088,854	—	119,763	—	2,427,402

(1)	Based on the closing price of our common stock on March 31, 2004 of $36.70 per share.

Board of Directors Compensation

     The Board of Directors or, to the extent authorized by the Board, the Compensation Committee, sets directors’ compensation under The Advisory Board Company Directors’ Stock Plan and such other arrangements as are deemed to be appropriate. Upon joining our Board of Directors, directors who were not otherwise Company employees received a one-time grant of options to purchase 40,416 shares of common stock. Upon joining our Board of Directors, the Chairman of our Board of Directors received a one-time grant of options to purchase 60,624 shares of common stock. Non-employee directors also receive a grant of options to purchase 10,000 shares of common stock annually and a $15,000 annual retainer. The Chairman of the Board of Directors receives a grant of options to purchase 20,000 shares of common stock annually and a $30,000 annual retainer. Directors who are also employees in other capacities do not receive additional compensation for their service on the Board of Directors. Compensation paid to Mr. Williams for fiscal 2004 is described above in Item 11 of this Annual Report on Form 10-K.

Employment Contracts, Termination of Employment and Change of Control Arrangements

Option Plans

The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan and The Advisory Board Company Directors’ Stock Plan

     In the event that there is any change in the number or kind of the outstanding shares of our common stock, whether by reason of merger, consolidation or otherwise, then the plan administrator of The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan and The Advisory Board Company Directors’ Stock Plan (the “Plans”) shall determine the appropriate adjustment, if any. In addition, in the event of such a change, the plan administrator may accelerate the time or times at which any option granted under The Advisory Board Company 1997 or 2001 Stock-Based Incentive Compensation Plans may be exercised and may provide for cancellation of accelerated options that are not exercised within a time prescribed by the plan administrator in its sole discretion. Options granted under the Plans generally provide that, if an optionee’s employment is terminated for any reason other than for cause or voluntary resignation, all options granted under the Plans vest immediately.

Employment Arrangements

     Mr. Williams is employed as our Chief Executive Officer pursuant to the terms of an employment agreement which continues in effect until his termination or separation from the Company. Under the terms of the employment agreement, Mr. Williams received an annual salary of $500,000 in fiscal 2004. Mr. Williams’ annual salary is subject to periodic increase at the discretion of the Board of Directors, and upon recommendation by the Compensation Committee. Mr. Williams’ employment agreement also provides for an annual discretionary bonus. In fiscal 2004, Mr. Williams was awarded a bonus of $100,000 based on his managerial performance. The employment agreement requires Mr. Williams to devote his efforts and abilities to us on a full-time basis. If Mr. Williams is terminated without cause, the employment agreement provides that he will continue to receive his base salary for one year after the date of termination and that all the options granted to him will vest and become exercisable.

     Upon a change of control, 50% of all options granted to Mr. Williams will vest and immediately become exercisable on the date of the change of control and the remaining 50% of all options granted to him will vest and immediately be exercisable on the second anniversary of the change of control. For this purpose, a change of control includes the acquisition by any person of more than 50% of our stock and the merger of the Company, but does not include a purchase or merger with The Corporate Executive Board Company or a private buyout by a group including our management.

     Mr. Williams is also party to a noncompetition agreement with us. Under the terms of this agreement, Mr. Williams may not compete with us or solicit our employees for a period of two years after the termination of his employment. This agreement also provides that Mr. Williams may not disclose any of our confidential or proprietary information, must disclose business opportunities to us and must return all of our property upon the termination of his employment.

     Messrs. Fassbach, Felsenthal, Schirmeier and Schwartz are parties to agreements with us concerning exclusive services, confidential information, business opportunities, noncompetition, non-solicitation and work product. Messrs. Zients and D’Amato are parties to agreements with us concerning confidential information, business opportunities, noncompetition and non-solicitation. These agreements prohibit those individuals from competing with us or soliciting our employees during their tenure as members of our Board of Directors or as employees, as the case may be, and, if the individual is terminated for cause or resigns, for a period of two years thereafter. These agreements also provide that Messrs. Zients, D’Amato, Fassbach, Felsenthal, Schirmeier and Schwartz will not disclose any of our confidential or proprietary information.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of June 4, 2004, by (i) each person known to the Company to own 5% or more of the Company’s common stock, (ii) each Named Officer (as defined in the section of this annual report on Form 100-K entitled “Executive Compensation”), (iii) each director or director nominee and (iv) all current directors and executive officers as a group.

	Amount and Nature of
	Beneficial		Total
	Ownership (1)		Equity Stake (2)
Name of Beneficial Owner	Number	Percent	Number	Percent
David G. Bradley(3)	1,383,756	7.8%	1,383,756	7.8%
Jeffrey D. Zients(4)	168,066	*	188,066	1.1
Frank J. Williams(5)	176,543	*	606,690	3.3
Marc N. Casper(6)	40,416	*	50,416	*
Michael A. D’Amato(7)	48,188	*	58,188	*
Kelt Kindick(8)	50,416	*	60,416	*
Joseph E. Laird, Jr.(9)	37,416	*	47,416	*
LeAnne M. Zumwalt(10)	50,416	*	60,416	*
David L. Felsenthal(11)	76,947	*	209,920	1.2
Scott M. Fassbach(12)	68,017	*	401,175	2.2
Richard A. Schwartz	3,000	*	207,858	1.2
Scott A. Schirmeier	—	—	119,763	*
Brahman Entities(13)	1,100,500	6.2	1,100,500	6.2
Delaware Management Entities(14)	2,077,694	11.7	2,077,694	11.7
All directors, director nominees and executive officers as a group (11 people)	719,425	3.9	2,010,324	10.3

* Indicates ownership of less than 1%

(1) Unless indicated in the notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. Included in shares owned by each stockholder are options held by the stockholder that are currently exercisable or exercisable within 60 days of June 4, 2004.

(2) The number column indicates the number of shares owned assuming the exercise of all options, whether vested or unvested, without regard to whether or not the options are exercisable within 60 days of June 4, 2004. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options are deemed to be outstanding, whether vested or unvested and without regard to whether the options are exercisable within 60 days of June 4, 2004.

(3) As reported in a Schedule 13G/A filed on February 13, 2004. The address of David G. Bradley is The Atlantic Media Company, 600 New Hampshire Avenue, NW, Washington, DC, 20037.

(4) Beneficial ownership includes 60,416 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 4, 2004.

(5) Beneficial ownership includes 176,543 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 4, 2004.

(6) Beneficial ownership includes 40,416 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 4, 2004.

(7) Beneficial ownership includes 10,000 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 4, 2004.

(8) Beneficial ownership includes 50,416 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 4, 2004.

(9) Beneficial ownership includes 37,416 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 4, 2004.

(10) Beneficial ownership includes 50,416 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 4, 2004.

(11) Beneficial ownership includes 76,947 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 4, 2004.

(12) Beneficial ownership includes 68,017 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 4, 2004.

(13) As reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2004 by Brahman Partners II, L.P. (“BPII”), Brahman Partners III, L.P. (“BPIII”); BY Partners, L.P.; (“BYP”); Brahman Institutional Partners, L.P. (“BIP”); Brahman C.P.F. Partners, L.P. (“BCPF”); Brahman Management, L.L.C. (“BMLLC”), Brahman Capital Corp. (“BCC”), Peter A. Hochfelder, Robert J. Sobel and Mitchell A. Kuflik (BPII, BPIII, BIP, BYP, BCPF, BMLLC, BCC and Messrs. Hochfelder, Sobel and Kuflik, are referred to collectively as the “Brahman Entities”). BMLLC is the sole general partner of BPII, BPIII, BIP, BYP and BCPF. Pursuant to an investment advisory contract, BCC has the power to vote and dispose of shares held by BYP. Messrs. Hochfelder, Sobel and Kuflik are the managing members of BMLLC and the executive officers and directors of BCC. According to the Schedule 13G/A filed by the Brahman Entities, of the 1,100,500 shares, BPII has shared voting and dispositive power over 140,700 shares; BPIII has shared voting and dispositive power over 96,000 shares; BIP has shared voting and dispositive power over 133,800 shares; BYP has shared voting and dispositive power over 296,900 shares; BCPF has shared voting and dispositive power over 86,900 shares; BMLLC has shared voting and dispositive power over 754,300 shares; BCC has shared voting and dispositive power over 643,100 shares; and each of Messrs. Hochfelder, Sobel and Kuflik has shared voting and dispositive power over 1,100,500. The address of the Brahman Entities is 350 Madison Avenue, 22nd Floor, New York, NY, 10017.

(14) As reported in a Schedule 13G/A filed with the Securities and Exchange Commission on March 5, 2004 by Delaware Management Holdings and Delaware Management Business Trust (the “Delaware Management Entities”). The Delaware Management Entities are the beneficial owners of an aggregate of 2,077,694 shares, with sole power to vote 2,073,804 shares and sole power to dispose of 2,077,694 shares. The ultimate parent of the Delaware Management Entities is Liberty National Corp. The address of the Delaware Management Entities is 2005 Market Street, Philadelphia, PA, 19103.

Equity Compensation Plan Information

     The table below provides information about our compensation plans at March 31, 2004.

	Number of		Number of
	securities to be		securities remaining
	issued upon		available for future
	exercise of	Weighted average	issuance under equity
	outstanding	exercise price of	compensation plans	Total securities
	options, warrants	outstanding options,	(excluding securities	reflected in columns
	and rights	warrants and rights	reflected in column (a)	(a) and (c)
Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by stockholders	4,976,429	$16.34	1,971,508	6.947,937
Equity compensation plans not approved by stockholders	—	—	—	—

Total	4,976,429	$16.34	1,971,508	6,947,937

Item 13. Certain Relationships and Related Transactions.

Transactions with DGB Enterprises, Inc.

     Our founder, David G. Bradley owns a controlling interest in certain entities that operate in different industries from us. In 1997, our founder created DGB Enterprises, Inc. to manage his various business interests including his ownership in us. To achieve operating efficiencies, DGB Enterprises, Inc. consolidated certain management and administrative functions for these entities, and assumed the primary lease on office space used by these entities and shared with us. We entered into the following transactions with DGB Enterprises and these other interests as follows:

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

     Administrative Services

     From January 2000 to June 2001, the majority of our administrative functions, including recruiting, human resources, facilities and telecommunications, were provided under an administrative services agreement by DGB Enterprises, Inc., which provided similar services to all entities under our founder’s control. In July 2001, we entered into a new administrative services agreement whereby we assumed internal management of substantially all these administrative functions while DGB Enterprises, Inc. continued to provide us with services related to the facilities associated with our shared leased space. Under the new agreement we provide DGB Enterprises, Inc., and related entities owned or controlled by our founder, with a variety of administrative services including services related to information technology and support, payroll and accounting and recruiting. This new agreement has a two-year term. Fees for the services provided under all these agreements are based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximates the cost for each entity to internally provide or externally source these services. We believe these net charges approximate the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under all these arrangements in the amount of $1.1 million, $0.7 million and $1.0 million for fiscal 2002, 2003 and 2004, respectively.

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

     Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to DGB Enterprises, Inc., transferred leasehold improvements related to our office space to DGB Enterprises, Inc. and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement runs through May 2004. We incurred rent expense under this arrangement of $3.2 million, $3.4 million, and $3.6 million for fiscal 2002, 2003 and 2004, respectively.

Transactions with The Corporate Executive Board Company

     In October 1997, the Company spun-off The Corporate Executive Board Company, a division that provided best practices research and analysis focusing on corporate strategy, operations and general management issues for non-health care companies.

     We have a noncompetition agreement with The Corporate Executive Board Company which generally prohibits The Corporate Executive Board Company from selling any membership-based products and services to health care providers. Additionally, The Corporate Executive Board Company is prohibited from selling such products and services to other types of health care organizations unless the products and services are of a general business nature and are principally sold to companies and institutions not in the health care industry. This agreement ends on January 1, 2007. After that date, The Corporate Executive Board Company may sell membership-based products and services in direct competition with us, which may have a material adverse effect on our revenues.

     In conjunction with the spin-off of The Corporate Executive Board Company and in order to assist in its transition to an independent corporation, we and The Corporate Executive Board Company entered into a royalty free license agreement, an administrative services agreement, a vendor contracts agreement and sublease agreement. Under these arrangements, we provided services of approximately $110,000 in fiscal 2002, and each of these arrangements has expired or been terminated.

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

Item 15. Principal Accounting Fees and Services.

     Fees paid to our independent auditors, Ernst & Young, LLP, for each of the past two years are set forth below.

	Fiscal Year Ended March 31,
	2004	2003
Audit fees	$167,048	$106,500
Audit-related fees	23,135	153,500
Tax fees	106,355	143,200
All other fees	—	—

Total	$296,538	$406,200

Audit Fees

     Audit fees were for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2004 and 2003, the reviews of the financial statements included in the Company’s quarterly reports on Forms 10-Q for the quarterly periods in the fiscal years ended March 31, 2004 and 2003 and services in connection with the Company’s statutory and regulatory filings for the fiscal years ended March 31, 2004 and 2003.

Audit-Related Fees

     Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of the Company’s financial statements for the fiscal years ended March 31, 2004 and 2003, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits, assistance with registration statements and comfort letters and consents not performed directly in connection with the audit.

Tax Fees

     Tax fees were for services related to tax compliance, consulting and planning services rendered during the fiscal years ended March 31, 2004 and 2003.

All Other Fees

     We did not incur fees for any other services, exclusive of the fees disclosed above relating to audit, audit-related and tax services, rendered during the fiscal years ended March 31, 2004 and 2003.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following financial statements of the registrant and report of independent auditors are included in item 8 hereof:

Report of Independent Auditors

Consolidated Balance Sheets as of March 31, 2003 and 2004

Consolidated Statements of Income for the years ended March 31, 2002, 2003 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II — Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
1.1	[Omitted]

*3.1	Certificate of Incorporation.

*3.2	Bylaws.

*4.1	Form of Common Stock Certificate.

5.1	[Omitted]

+*10.1	Employment Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.

*10.2	Noncompetition Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.

*10.3	Noncompetition Agreement, effective as of November 12, 2001, between David G. Bradley and the Advisory Board Company.

*10.4	Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and the Advisory Board Company.

*10.5	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, as executed by The Advisory Board Company and each of Michael A. D’Amato, Jeffrey D. Zients, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.

Exhibit
Number	Description of Exhibit
*10.6	Stock Option Agreement, dated May 1, 2001, between David G. Bradley and the Advisory Board Company

+*10.7	Letter to Jeffrey D. Zients from The Advisory Board Company regarding vesting of unexercised options and Notice of Exercise for Non-qualified Stock Options, dated May 31, 2001, as amended by letter, dated July 30, 2001, to Jeffrey D. Zients from The Advisory Board Company.

*10.8	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Jeffrey D. Zients and The Advisory Board Company.

+*10.9	Class B Nonvoting Common Stock Option Exercise Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company, as amended by letter, dated July 30, 2001, to Michael A. D’Amato from The Advisory Board Company.

*10.10	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company.

+*10.11	The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as amended on October 31, 1997.

+*10.12	Form of Stock Option Agreement pursuant to The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as executed by The Advisory Board Company and each of Frank J. Williams, Jeffrey D. Zients, Michael A. D’Amato, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.

+*10.13	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan, adopted on June 1, 2001.

+*10.14	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan.

+*10.15	The Advisory Board Company Directors’ Stock Plan, adopted on June 1, 2001.

+*10.16	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company Directors’ Stock Plan, as executed by The Advisory Board Company and each of Jeffrey D. Zients and Michael A. D’Amato.

+*10.17	Option Repurchase Plan, dated March 31, 2001, between Richard A. Schwartz and The Advisory Board Company.

+*10.18	Equity Value Agreement, dated October 31, 1997, between Richard A. Schwartz and The Advisory Board Company.

+*10.19	Form of Liquid Markets Agreement, as executed by The Advisory Board Company and each of Scott M. Fassbach and Richard A. Schwartz.

+*10.20	Equity Repurchase Plan, dated August 1997, between Scott M. Fassbach and The Advisory Board Company.

*10.21	Registration Rights Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and the Advisory Board Company

*10.22	Cross Indemnity Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and The Advisory Board Company.

*10.23	Promissory Note, dated December 21, 1999, between David G. Bradley and The Advisory Board Company.

*10.24	Promissory Note, dated March 31, 2001, between Scott A. Schirmeier and The Advisory Board Company.

*10.25	Administrative Services Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.26	Vendor Contracts Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

Exhibit
Number	Description of Exhibit
*10.27	Sublease Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.28	License Agreement, dated January 19, 1999, between The Corporate Executive Board Company and The Advisory Board Company.

*10.29	Lease Guaranty Agreement, dated June 25, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.30	Administrative Services Agreement, dated July 1, 2001, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.31	Lease Assignment Agreement, dated July 1, 1999, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.32	Sublease Agreement, dated January 1, 2000, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.33	Form of Indemnity Agreement to be executed between The Advisory Board Company and certain officers, directors and employees.

+*10.34	Employee Stock Purchase Plan, adopted on October 25, 2001.

*10.35	Letter Agreement, dated October 25, 2001, between The Corporate Executive Board Company and The Advisory Board Company amending the Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and The Advisory Board Company.

**10.36	BB&T Loan Agreement, dated November 9, 2001, by and between Branch Banking and Trust Company and The Advisory Board Company.

^10.37	Agreement of Lease, dated October 7, 2003, between The Advisory Board Company and 2445 M Street Property LLC

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Frank J. Williams Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of David L. Felsenthal Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Frank J. Williams Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David L. Felsenthal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++99.9	Letter to the Securities and Exchange Commission regarding representations made by Arthur Andersen LLP.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on November 9, 2001.

**	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, as filed on February 13, 2002.

^	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, as filed on February 12, 2004.

+	Compensation arrangement.

++	Incorporated by reference to the registrant’s annual report on Form 10-K, as filed on May 10, 2002.

(b)(4) Reports on Form 8-K

     On January 29, 2004 we filed a Current Report on Form 8-K furnishing a press release where we announced and commented on our financial results for the third quarter of our fiscal year ending March 31, 2004, we provided a financial outlook for calendar year 2004, and we announced our Board of Directors authorized a share repurchase of our Common Stock.

     On February 25, 2004, we filed a Current Report on Form 8-K announcing certain of our stockholders entered into an underwriting agreement providing for the sale by the existing stockholders of 2,524,754 shares of our common stock par value $0.01 per share in a registered public offering.

(c) Exhibits

     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(d) Financial Statement Schedules

     The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission were either not required under the related instructions or they are inapplicable and therefore have been omitted except for Schedule II — Valuation and Qualifying Accounts, which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of The Advisory Board Company:

     We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Advisory Board Company as of March 31, 2004 and 2003, and for each of the three years in the period ended March 31, 2004, and have issued our report thereon dated April 28, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
April 28, 2004

THE ADVISORY BOARD COMPANY

SCHEDULE II — Valuation and Qualifying Accounts
(In thousands)

			Additions
	Balance at	Additions	Charged to	Deductions	Balance at
	Beginning	Charged to	Other	From	End of
	of Year	Revenue	Accounts	Reserve	Year
Year ending March 31, 2002 Allowance for uncollectible revenue	$1,287	$1,232	$—	$569	$1,950

	$1,287	$1,232	$—	$569	$1,950

Year ending March 31, 2003 Allowance for uncollectible revenue	$1,950	$1,385	$—	$1,685	$1,650

	$1,950	$1,385	$—	$1,685	$1,650

Year ending March 31, 2004 Allowance for uncollectible revenue	$1,650	$1,325	$—	$1,325	$1,650

	$1,650	$1,325	$—	$1,325	$1,650

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of June 11, 2004.

The Advisory Board Company

/s/ Frank J. Williams Frank J. Williams, Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Jeffrey D. Zients Jeffrey D. Zients	Chairman of the Board of Directors	June 11, 2004

/s/ Frank J. Williams Frank J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	June 11, 2004

/s/ David L. Felsenthal David L. Felsenthal	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer	June 11, 2004

/s/ Marc N. Casper Marc N. Casper	Director	June 11, 2004

/s/ Michael A. D’Amato Michael A. D’Amato	Director	June 11, 2004

/s/ Kelt Kindick Kelt Kindick	Director	June 11, 2004

/s/ Joseph E. Laird, Jr. Joseph E. Laird, Jr.	Director	June 11, 2004

/s/ LeAnne M. Zumwalt LeAnne M. Zumwalt	Director	June 11, 2004