Form 10-Q
period 2004-06-30
ADVISORY BOARD CO
filed 2004-08-06
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission File Number: 000-33283

THE ADVISORY BOARD COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1468699 (I.R.S. Employer Identification Number)

2445 M Street, NW
Washington, D.C. 20037
(202) 266-5600
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

Yes [X]        No [   ]

As of August 2, 2004, we had outstanding 17,568,186 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,095	$41,389
Marketable securities	—	3,737
Membership fees receivable, net	20,513	14,338
Prepaid expenses and other current assets	3,341	3,121
Deferred income taxes, net	17,312	17,123
Deferred incentive compensation	2,602	2,375

Total current assets	66,863	82,083
Property and equipment, net	9,797	6,701
Deferred income taxes, net of current portion	17,955	20,532
Marketable securities	101,670	94,683

Total assets	$196,285	$203,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$71,555	$72,410
Accounts payable and accrued liabilities	8,292	8,262
Accrued incentive compensation	5,677	7,704

Total current liabilities	85,524	88,376
Long-term liabilities:
Other liabilities	1,390	—

Total liabilities	86,914	88,376

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 18,326,872 and 18,323,526 shares issued as of June 30 and March 31, 2004, respectively, and 17,686,386 and 17,974,206 shares outstanding as of June 30 and March 31, 2004, respectively	183	183
Additional paid-in capital	88,986	88,885
Retained earnings	43,292	37,694
Accumulated elements of comprehensive income	(952)	1,031
Treasury stock, at cost, 640,486 and 349,320 shares at June 30 and March 31, 2004, respectively	(22,138)	(12,170)

Total stockholders’ equity	109,371	115,623

Total liabilities and stockholders’ equity	$196,285	$203,999

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2004	2003
Revenues	$33,025	$28,449

Costs and expenses:
Cost of services	13,674	11,617
Member relations and marketing	6,516	5,552
General and administrative (excluding special compensation and stock option related expense of $0 and $321)	3,927	3,692
Depreciation	392	404
Special compensation and stock option related expense	—	321

Income from operations	8,516	6,863
Interest income	893	581

Income before provision for income taxes	9,409	7,444
Provision for income taxes	3,811	3,014

Net income	$5,598	$4,430

Earnings per share:
Net income per share — basic	$0.31	$0.29
Net income per share — diluted	$0.29	$0.24
Basic weighted average number of shares outstanding	17,802	15,116
Diluted weighted average number of shares outstanding	19,425	18,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,598	$4,430
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	392	404
Deferred income taxes	3,736	3,003
Amortization of marketable securities premiums	209	185
Changes in operating assets and liabilities:
Membership fees receivable	(6,175)	(3,136)
Prepaid expenses and other current assets	(220)	324
Deferred incentive compensation	(227)	(27)
Deferred revenues	(855)	(143)
Accounts payable and accrued liabilities	30	522
Accrued incentive compensation	(2,027)	(2,110)
Other liabilities	1,390	—

Net cash provided by operating activities	1,851	3,452

Cash flows from investing activities:
Purchases of property and equipment	(3,488)	(137)
Redemptions of marketable securities	5,713	6,000
Purchases of marketable securities	(12,500)	(11,059)

Net cash flows used in investing activities	(10,275)	(5,196)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	17	3,515
Purchases of treasury stock	(9,968)	—
Issuance of common stock under employee stock purchase plan	81	79

Net cash (used in) provided by financing activities	(9,870)	3,594

Net (decrease) increase in cash and cash equivalents	(18,294)	1,850
Cash and cash equivalents, beginning of period	41,389	33,301

Cash and cash equivalents, end of period	$23,095	$35,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business description and basis of presentation

     The Advisory Board Company (the Company) provides best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. The Company provides members with its best practices research and analysis through discrete annual programs. Each program charges a fixed annual fee and provides members with best practices research reports, executive education and other supporting research services. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the Company’s research studies, and are therefore not individually renewable.

     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed unaudited financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC in June 2004. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2004, has been derived from the financial statements that have been audited by the Company’s independent auditors. The consolidated results of operations for the three months ended June 30, 2004, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2005, or any other period within the Company’s fiscal year 2005.

2. Earnings per share

     Basic earnings per share is computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of diluted weighted average common shares outstanding during the period. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates, are used to buy back shares. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Basic weighted average common shares outstanding	17,802	15,116
Weighted average common share equivalents outstanding	1,623	3,209

Diluted weighted average common shares outstanding	19,425	18,325

3. Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $3.6 million and $4.9 million during the three months ended June 30, 2004 and 2003, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of the net change in unrealized (losses) gains on available-for-sale marketable securities. Unrealized (losses) gains, net of tax, on available-for-sale marketable securities amounted to ($2.0 million) and $489,000 during the three months ended June 30, 2004 and 2003, respectively.

4. Deferred income taxes

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

5. Supplemental cash flow disclosures

     The Company utilized tax benefits from the exercise of stock options that offsets the current tax provision that was recorded in the accompanying condensed consolidated statements of income, which resulted in no current tax liability for the three months ended June 30, 2004 and 2003. During the three months ended June 2003, the Company recognized approximately $9.5 million in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options.

6. Exercise of stock options

     During the three months ended June 2003, certain stockholders sold 735,264 shares of the Company’s common stock following the exercise of stock options. The Company received approximately $3.5 million from the exercise of these common stock options, and recognized approximately $321,000 in compensation expense during the three months ended June 2003. The compensation expense reflected additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the offering and is included within “Special compensation and stock option expense” on the accompanying condensed consolidated statements of operations.

7. Stock-based compensation

     At June 30, 2004, the Company had several stock-based employee compensation plans. The Company accounts for options granted under those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	June 30,
	2004	2003
Net income, as reported	$5,598	$4,430
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	2,579	2,051

Pro forma net income	$3,019	$2,379

Earnings per share:
Basic — as reported	$0.31	$0.29
Diluted — as reported	$0.29	$0.24
Basic — pro forma	$0.17	$0.16
Diluted — pro forma	$0.16	$0.13

     A total of 13,000 stock options were granted during the three months ended June 30, 2004. The weighted-average fair value of Company options granted during this period was $14.08 per share. No stock options were granted during the three months ended June 30, 2003.

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

     The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the Act. Accordingly, the Company will amend its 2003 Washington, D.C. income tax return and certain sales and use tax returns, to file as a QHTC. As a QHTC, the Company’s Washington, D.C. income tax rate will be 0.0% and the Company will be eligible for certain Washington, D.C. income tax credits. In addition the Company will be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has elected not to recognize the impact of this election within the financial statements for the three months ended June 30, 2004, because of uncertainties inherent in the regulations, as adopted.

     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status as of June 30, 2004, it would have recorded a noncash charge to earnings up to approximately $5.5 million, representing the impact on its existing deferred tax asset of lowering the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. When the Company believes it is more likely than not that the Office of Tax and Revenue will accept the Company’s election as a QHTC, the Company will record the applicable charge. Additionally, the Company would recognize the refund of any previously paid or provided sales and use taxes at that time.

9. Operating lease

     In October 2003, the Company entered into a new lease for its headquarters space. The lease took effect on June 1, 2004, upon expiration of its old lease, and has a 15-year term. The terms of the new lease contain provisions for rental escalation and the Company is required to pay its portion of executory costs such as taxes and insurance. The Company is also obligated to take additional expansion space in the building pursuant to the lease.

     The Company entered into a $3.2 million letter of credit agreement with a commercial bank, which expires October 5, 2004 to provide a security deposit for the new lease. Certain assets have been pledged as collateral under the letter of credit agreement. To date, no amounts have been drawn on this agreement.

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

     You should understand that many important factors, including our dependence on the health care industry, our membership-based business model, our inability to know in advance if new products will be successful, cost containment pressures on health care providers, economic and other conditions in the markets in which we operate, fluctuations in operating results, our potential exposure to loss of revenue resulting from our unconditional service guarantee, competition, and government regulations, could cause our results to differ materially from those expressed in forward-looking statements. These and other factors are discussed more fully in our 2004 annual report on Form 10-K that we filed with the Securities and Exchange Commission on June 14, 2004. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Memberships in each of our best practices research programs are renewable at the end of their membership contracts. Our remaining programs provide best practices installation support. These memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in the three months ended June 30, 2004, with the balance of our revenues generated by programs providing installation support.

     Our revenues grew 16.1% in the first three months of fiscal 2005 over the first three months of fiscal 2004, and we have increased our contract value 15.6% at June 30, 2004 over June 30, 2003. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

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

Results of operations

     The following table shows statement of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended
	June 30,
	2004	2003
Revenues	100.0%	100.0%

Costs and expenses:
Cost of services	41.4	40.8
Member relations and marketing	19.7	19.5
General and administrative (excluding special compensation and stock option related expense of 0.0% and 1.2%)	11.9	13.0
Depreciation	1.2	1.4
Special compensation and stock option related expense	—	1.2

Income from operations	25.8	24.1
Interest income	2.7	2.1

Income before provision for income taxes	28.5	26.2
Provision for income taxes	11.5	10.6

Net income	17.0%	15.6%

Three months ended June 30, 2004 and 2003

     Revenues. Total revenues increased 16.1% to $33.0 million for the three months ended June 30, 2004, from $28.4 million for the three months ended June 30, 2003. The increase in revenues was primarily due to the expansion of new programs and cross-selling existing programs to existing members and, to a lesser degree, sales to new member organizations and price increases. Our contract value increased 15.6% from $113.1 million at June 30, 2003 to $130.7 million at June 30, 2004. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

     Cost of services. Cost of services increased 17.7% to $13.7 million or 41.4% of revenues for the three months ended June 30, 2004, from $11.6 million or 40.8% of revenues for the three months ended June 30, 2003. The increase in cost of services as a percentage of revenues for the three months ended June 30, 2004 is primarily due to the timing of member meetings, executive education onsites and best practices research studies delivered.

     Member relations and marketing. Member relations and marketing costs increased 17.4% to $6.5 million, or 19.7% of revenues for the three months ended June 30, 2004, from $5.6 million, or 19.5% of revenues for the three months ended June 30, 2003. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs associated with adding new memberships, as well as an increase in member relations personnel and related costs to serve the larger membership base.

     General and administrative. General and administrative expenses increased 6.4% to $3.9 million, or 11.9% of revenues for the three months ended June 30, 2004, from $3.7 million, or 13.0% of revenues for the three months ended June 30, 2003. The decrease in general and administrative expenses as a percentage of revenues reflects the leveraging of resources across our larger revenue base, as well as the increased investment in recruiting and hiring efforts in the three months ended June 30, 2003.

     Depreciation. This amount decreased to $392,000 or 1.2% of revenues for the three months ended June 30, 2004, from $404,000 or 1.4% of revenues for the three months ended June 30, 2003. In June 2004, we completed the build out of our new headquarters and moved into the facility. We incurred a total of approximately $7.9 million of capital expenditures in connection with this build out which will be depreciated over the shorter of the assets’ useful lives or the life of the lease.

     Special compensation and stock option related expense. During the three months ending June 30, 2003, we recognized $321,000 in FICA tax expense relating to the exercise of non-qualified common stock options.

     Provision for income taxes. We recorded a provision for income taxes of $3.8 million and $3.0 million in the three months ended June 30, 2004 and 2003, respectively. Our effective tax rate was 40.5% for each of the three months ended June 30, 2004 and June 30, 2003.

Liquidity and capital resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $1.9 million and $3.5 million for the three months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, we had approximately $124.8 million in cash and cash equivalents and marketable securities. We believe these funds, together with net positive cash flows from operations, will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used cash in investing activities of $10.3 million during the three months ended June 30, 2004, consisting primarily of net purchases of marketable securities of $6.8 million and capital expenditures of $3.5 million, relating primarily to the build-out of our new headquarters location. During the three months ended June 30, 2003, we used $5.2 million of cash, primarily for the purchase of marketable securities.

     Cash flows from financing activities. During the three months ended June 30, 2004, we spent $10 million for the purchase of treasury stock. In addition, we received $81,000 and $79,000 in connection with the issuance of common stock under our employee stock purchase plan in each of the three months ended June 30, 2004 and 2003, respectively. During the three months ending June 30, 2003 we received $3.5 million in connection with the exercise of stock options.

     In October 2003, we entered into a new lease for our headquarters space. The lease took effect on June 1, 2004, upon expiration of our old lease, and has a 15-year term. The terms of the new lease contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes and insurance. We are also obligated to take additional expansion space in the building pursuant to the lease.

     We entered into a $3.2 million letter of credit agreement with a commercial bank, which expires October 5, 2004 to provide a security deposit for the new lease. Certain marketable securities have been pledged as collateral under the letter of credit agreement. To date, no amounts have been drawn on this agreement.

     During the three months ended June 30, 2004, we had no material changes, outside the ordinary course of business, in our non-cancelable contractual financial obligations. At June 30, 2004 and March 31, 2004, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Significant Related Party Transactions

     Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to Atlantic Media Company (formerly DGB Enterprises, Inc., an entity created in 1997 by our founder to manage his various business interests including his ownership in us), and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement ran through May 2004. We incurred rent expense under this arrangement of $0.6 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively.

     Administrative Services

     In July 2001, we entered into an administrative services agreement whereby Atlantic Media Company provided us with services related to the facilities associated with our shared leased space, and we provided Atlantic Media Company with certain administrative services. Fees for the services were based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximated the cost for each entity to internally provide or externally source these services. We believe these charges approximated the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under the agreement of $0.1 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively.

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

Use of estimates

     The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable, and the full amount of program agreement fees receivable and related deferred revenue are recorded, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of June 30, 2004 and March 31, 2004, approximately $0.6 million and $1.3 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

Cash equivalents and marketable securities

     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. As of June 30 and March 31, 2004, our marketable securities consisted of U.S. government agency obligations and Washington, D.C. and other state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. We may not hold our marketable securities to maturity and may elect to sell the securities at any time.

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

Deferred tax asset recoverability

     For tax purposes, we have deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.

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

     We have performed an analysis to support our position that we meet the definition of a QHTC under the provisions of the Act. Accordingly, we will amend our 2003 Washington, D.C. income tax return and certain sales and use tax returns, to file as a QHTC. As a QHTC, our Washington, D.C. income tax rate will be 0.0% and we will be eligible for certain Washington, D.C. income tax credits. In addition, we will be entitled to relief from certain sales and use taxes. While we believe we qualify as a QHTC, we have elected not to recognize the impact of this election within the financial statements for the three months ended June 30, 2004 because of uncertainties inherent in the regulations, as adopted.

     For financial reporting purposes, we have valued our deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, we have continued to provide for income, sales and use taxes as if we were not a QHTC. However, if we had received a determination that we qualified for QHTC status, we would have recorded a noncash charge to earnings of approximately $5.5 million, representing the effects on our existing deferred tax assets of reducing the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. If we determine it is more likely than not that the Office of Tax and Revenue will accept our election as a QHTC, we will record the applicable charge. Additionally, we would recognize the refund of any previously paid or provided sales and use taxes at that time.

Property and equipment

     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment and capitalized software development costs. Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to fifteen years. Internal software development costs are accounted for in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and web development costs are accounted for in accordance with EITF 00-2, “Accounting for Web Site Development Costs.” Capitalized internal software development costs and capitalized web development costs are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred.

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe that no such impairment existed as of June 30, 2004 or March 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At June 30, 2004, our marketable securities consist of $11.9 million in tax-exempt notes and bonds issued by the District of Columbia, $4.0 million in tax-exempt notes and bonds issued by other states, and $85.8 million in U.S. government agency securities. The average maturity on all our marketable securities as of June 30, 2004 was approximately 5.1 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

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

Item 2. Changes in Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

     In January 2004, our Board of Directors authorized the repurchase of up to $50 million of our common stock in the open market and in privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed.

			Total Number	Approximate
			Of Shares	Dollar Value of
			Purchased as	Shares That
			Part of a	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	Of Shares	Paid	Announced	Under
	Purchased	Per Share	Plan	The Plan
April 1, 2004 to April 30, 2004	54,200	$36.21	403,520	$35,868,147
May 1, 2004 to May 31, 2004	230,613	$33.76	634,133	$28,081,672
June 1, 2004 to June 30, 2004	6,353	$34.53	640,486	$27,862,315

Total	291,166	$34.24	640,486

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

Next Annual Meeting and Stockholder Proposals

     As noted in our Annual Report on Form 10-K filed with the SEC on June 14, 2004, the date of the annual meeting of stockholders will be November 15, 2004, at 10:00 a.m. Eastern Standard Time, at our offices at 2445 M Street, NW, Washington, DC, 20037. Under SEC rules, any stockholder who intends to present a proposal at the next annual meeting of stockholders must have submitted the proposal to us at our principal executive offices, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, no later than July 22, 2004, which is a reasonable time before we begin to print and mail our proxy materials, and must have satisfied the other requirements of Rule 14a-8 under the Securities Exchange Act of 1934 in order for the proposal to be considered for inclusion in our Proxy Statement and Proxy Card for that meeting. Any stockholder who wishes to bring a proposal before our next annual meeting of stockholders, but does not wish to include it in our proxy materials, or wishes to nominate one or more persons to serve as Directors, must provide written notice of the proposal to our Secretary at our principal executive offices after August 6, 2004, and before August 17, 2004, and must satisfy the requirements of our Bylaws. If a stockholder making such a proposal does not also satisfy the requirements of Rule 14a-4(c) under the Securities Exchange Act of 1934, we may exercise discretionary voting authority over proxies we solicit in determining how to vote on the proposal.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit 31.1	Certification of Frank J. Williams Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of David L. Felsenthal Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Frank J. Williams and David L. Felsenthal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

     On May 5, 2004, we filed a current report on Form 8-K which included a press release dated May 5, 2004, in which we reported quarterly and annual earnings for the three months and fiscal year ending March 31, 2004, and provided a financial outlook for the remainder of the calendar year ending December 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on August 2, 2004.

THE ADVISORY BOARD COMPANY

By:	/s/ Frank J. Williams

Frank J. Williams
Chief Executive Officer (Principal Executive
Officer) and Director

/s/ David L. Felsenthal

David L. Felsenthal
Chief Financial Officer (Principal Financial and
Accounting Officer), Secretary and Treasurer