Form 10-Q
period 2004-09-30
ADVISORY BOARD CO
filed 2004-11-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes [X] No [   ]

As of November 2, 2004, we had outstanding 17,159,960 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,912	$41,389
Marketable securities	2,048	3,737
Membership fees receivable, net	19,778	14,338
Prepaid expenses and other current assets	3,026	3,121
Deferred income taxes	18,279	17,123
Deferred incentive compensation	2,456	2,375

Total current assets	63,499	82,083
Property and equipment, net	9,509	6,701
Deferred income taxes, net of current portion	12,296	20,532
Marketable securities	97,769	94,683

Total assets	$183,073	$203,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$67,572	$72,410
Accounts payable and accrued liabilities	7,951	8,262
Accrued incentive compensation	5,819	7,704

Total current liabilities	81,342	88,376
Long-term liabilities:
Other liabilities	1,264	—

Total liabilities	82,606	88,376

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding as of September 30 and March 31, 2004, respectively	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 18,354,418 and 18,323,526 shares issued as of September 30 and March 31, 2004, respectively, and 17,184,810 and 17,974,206 shares outstanding as of September 30 and March 31, 2004, respectively	184	183
Additional paid-in capital	89,714	88,885
Retained earnings	49,147	37,694
Accumulated elements of other comprehensive income	213	1,031
Treasury stock, at cost, 1,169,608 and 349,320 shares at September 30 and March 31, 2004, respectively	(38,791)	(12,170)

Total stockholders’ equity	100,467	115,623

Total liabilities and stockholders’ equity	$183,073	$203,999

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$34,680	$29,951	$67,705	$58,400

Costs and expenses:
Cost of services	14,166	12,291	27,840	23,908
Member relations and marketing	6,773	6,062	13,289	11,614
General and administrative (excluding Stock option expense of $0, $0, $0 and $321)	4,216	3,964	8,143	7,656
Depreciation and loss on disposal of fixed assets	600	416	992	820
Stock option expense	—	—	—	321

Income from operations	8,925	7,218	17,441	14,081
Interest income	916	680	1,809	1,261

Income before provision for income taxes	9,841	7,898	19,250	15,342
Provision for income taxes	3,986	3,198	7,797	6,212

Net income	$5,855	$4,700	$11,453	$9,130

Earnings per share:
Net income per share — basic	$0.34	$0.30	$0.65	$0.60
Net income per share — diluted	$0.31	$0.25	$0.60	$0.49
Basic weighted average number of shares outstanding	17,409	15,518	17,604	15,317
Diluted weighted average number of shares outstanding	18,940	18,708	19,181	18,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,453	$9,130
Adjustments to reconcile net income to net cash flows provided by operating activities–
Depreciation	876	820
Loss on disposal of fixed assets	116	—
Deferred income taxes	7,771	6,182
Amortization of marketable securities premiums	362	371
Changes in operating assets and liabilities:
Membership fees receivable	(5,440)	(3,315)
Prepaid expenses and other current assets	95	259
Deferred incentive compensation	(81)	14
Deferred revenues	(4,838)	(3,916)
Accounts payable and accrued liabilities	(311)	722
Accrued incentive compensation	(1,885)	(1,243)
Other liabilities	1,264	—

Net cash provided by operating activities	9,382	9,024

Cash flows from investing activities:
Purchases of property and equipment	(3,800)	(406)
Redemption of marketable securities	10,713	6,000
Purchases of marketable securities	(13,850)	(31,740)

Net cash flows used in investing activities	(6,937)	(26,146)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	551	3,558
Purchases of treasury stock	(26,621)	—
Issuance of common stock under employee stock purchase plan	148	163

Net cash (used in) provided by financing activities	(25,922)	3,721

Net decrease in cash and cash equivalents	(23,477)	(13,401)
Cash and cash equivalents, beginning of period	41,389	33,301

Cash and cash equivalents, end of period	$17,912	$19,900

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Income taxes	$33	$—

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

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2004, has been derived from the financial statements that have been audited by the Company’s independent auditors. The consolidated results of operations for the three and six months ended September 30, 2004, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2005, or any other period within the Company’s fiscal year 2005.

2. Earnings per share

     Basic earnings per share is computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of diluted weighted average common shares outstanding during the period. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rate to buy back shares. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	17,409	15,518	17,604	15,317
Weighted average common share equivalents outstanding	1,531	3,190	1,577	3,199

Diluted weighted average common shares outstanding	18,940	18,708	19,181	18,516

3. Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $7.0 million, $10.6 million, $4.2 million and $9.1 million during the three and six months ended September 30, 2004 and 2003, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of the net change in unrealized gains (losses) on available-for-sale marketable securities. Unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to $1.2 million, ($818,000), ($530,000) and ($41,000) during the three and six months ended September 30, 2004 and 2003, respectively.

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

5. Supplemental cash flow disclosures

     The Company utilized tax benefits from the exercise of stock options that principally offset the current tax provision that was recorded in the accompanying condensed consolidated statements of income. During the six months ended September 30, 2004 and 2003, the Company recognized approximately $0.1 million and $9.5 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options.

6. Exercise of stock options

     During the six months ended September 30, 2003, certain stockholders sold 735,264 shares of the Company’s common stock following the exercise of stock options. The Company received approximately $3.6 million from the exercise of these common stock options, and recognized approximately $321,000 in compensation expense during the six months ended September 30, 2003. The compensation expense reflected additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the offering and is included within “Stock option expense” in the accompanying condensed consolidated statements of operations.

7. Stock-based compensation

     At September 30, 2004, the Company had several stock-based employee compensation plans. The Company accounts for options granted under those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$5,855	$4,700	$11,453	$9,130
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,400)	(2,199)	(4,933)	(4,332)

Pro forma net income	$3,455	$2,501	$6,520	$4,798

Earnings per share:
Basic — as reported	$0.34	$0.30	$0.65	$0.60
Diluted — as reported	$0.31	$0.25	$0.60	$0.49
Basic — pro forma	$0.20	$0.16	$0.37	$0.31
Diluted — pro forma	$0.19	$0.14	$0.35	$0.26
Weighted average fair value of options granted	$—	$18.31	$14.08	$18.31

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

     The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the Act. Accordingly, the Company intends to amend its 2003 Washington, D.C. income tax return and certain sales and use tax returns, to file as a QHTC. As a QHTC, the Company’s Washington, D.C. income tax rate will be 0.0% and the Company will be eligible for certain Washington, D.C. income tax credits. In addition the Company will be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has not recognized the impact of this election within the financial statements for the three and six months ended September 30, 2004, because of uncertainties inherent in the regulations, as adopted.

     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status as of September 30, 2004, it would have recorded a noncash charge to earnings of approximately $4.2 million, representing the impact on its existing deferred tax asset of lowering the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. Upon acceptance by the Office of Tax and Revenue of the Company’s election as a QHTC, the Company will record the applicable charge. Additionally, the Company would recognize the refund of any previously paid or provided sales and use taxes at that time.

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

     Memberships in each of our best practices research programs are renewable at the end of their membership contracts. Our remaining programs provide best practices installation support. These memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in the three and six months ended September 30, 2004, with the balance of our revenues generated by programs providing installation support.

     Our revenues grew 15.9% in the first six months of fiscal 2005 over the first six months of fiscal 2004, and grew 15.8% in the three months ended September 30, 2004 over the three months ended September 30, 2003. We have increased our contract value 15.7% at September 30, 2004 over September 30, 2003. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

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

Results of operations

     The following table shows our statements of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	40.9	41.0	41.1	41.0
Member relations and marketing	19.5	20.3	19.6	19.9
General and administrative (excluding special compensation and stock option related expenses of 0.5% for the six months ending September 30, 2003)	12.2	13.2	12.0	13.1
Depreciation and loss on disposal of fixed assets	1.7	1.4	1.5	1.4
Special compensation and stock option related expenses	—	—	—	0.5

Income from operations	25.7	24.1	25.8	24.1
Interest income	2.7	2.3	2.6	2.2

Income before provision for income taxes	28.4	26.4	28.4	26.3
Provision for income taxes	11.5	10.7	11.5	10.7

Net income	16.9%	15.7%	16.9%	15.6%

Three and six months ended September 30, 2004 and 2003

     Revenues. Total revenues increased 15.8% to $34.7 million for the three months ended September 30, 2004, from $30.0 million for the three months ended September 30, 2003. Total revenues increased 15.9% to $67.7 million for the six months ended September 30, 2004, from $58.4 million for the six months ended September 30, 2003. The increase in revenues was primarily due to the introduction and expansion of new programs, cross-selling existing programs to existing members and, to a lesser degree, sales to new member organizations and price increases. Our contract value increased 15.7% to $136.9 million at September 30, 2004 from $118.4 million at September 30, 2003.

     Cost of services. Cost of services increased 15.3% to $14.2 million for the three months ended September 30, 2004, from $12.3 million for the three months ended September 30, 2003. Cost of services increased 16.4% to $27.8 million for the six months ended September 30, 2004, from $23.9 million for the six months ended September 30, 2003. The increase in cost of services was primarily due to personnel for new programs, an increase in the number of research materials produced and executive education onsites provided, and external consulting expenses to support existing programs. As a percent of revenues, cost of services remained generally consistent at approximately 41.0% of revenues for each period presented. Because each program offers a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of executive education onsites, member meetings, best practices research studies and the introduction of new programs. Accordingly, the cost of services as a percentage of revenues for the three and six months ended September 30, 2004 may not be indicative of future quarterly or annual results.

     Member relations and marketing. Member relations and marketing costs increased 11.7% to $6.8 million, or 19.5% of revenues for the three months ended September 30, 2004, from $6.1 million, or 20.3% of revenues for the three months ended September 30, 2003. Member relations and marketing costs increased 14.4% to $13.3 million, or 19.6% of revenues for the six months ended September 30, 2004, from $11.6 million, or 19.9% of revenues for the six months ended September 30, 2003. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs associated with the introduction of new memberships, as well as an increase in member relations personnel and related costs to serve the larger membership base.

     General and administrative. General and administrative expenses increased 6.4% to $4.2 million, or 12.2% of revenues for the three months ended September 30, 2004, from $4.0 million, or 13.2% of revenues for the three months ended September 30, 2003. General and administrative expenses increased 6.4% to $8.1 million, or 12.0% of revenues for the six months ended September 30, 2004, from $7.7 million, or 13.1% of revenues for the six months ended September 30, 2003. General and administrative expenses increased due primarily to additional investment in new products, offset by reduced spending in recruiting costs. The decrease in general and administrative expenses as a percentage of revenues reflects the leveraging of resources across our larger revenue base, as well as the increased investment in recruiting and hiring efforts in the three and six months ended September 30, 2003, as we looked to pull forward hiring to take advantage of the attractive labor market.

     Depreciation and loss on disposal of fixed assets. This amount increased to $600,000 for the three months ended September 30, 2004, from $416,000 for the three months ended September 30, 2003, and increased to $992,000 for the six months ended September 30, 2004, from $820,000 for the six months ended September 30, 2003. The increase is related to capital expenditures made in connection with the buildout of our new headquarters. In addition, during the three months ended September 30, 2004, we incurred a loss of $116,000 on the disposal of certain office equipment.

     Special compensation and stock option related expense. During the six months ending September 30, 2003, we recognized $321,000 in FICA tax expense relating to the exercise of stock options.

     Provision for income taxes. We recorded a provision for income taxes of $4.0 million, $3.2 million, $7.8 million and $6.2 million in the three and the six months ended September 30, 2004 and 2003, respectively. Our effective tax rate was 40.5% for each of these periods.

Liquidity and capital resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $9.4 and $9.0 million for the six months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, we had approximately $117.7 million in cash and cash equivalents and marketable securities. Our marketable securities consist of U.S. government agency obligations and municipal obligations, primarily issued by the District of Columbia. We believe these funds, together with net positive cash flows from operating activities, will satisfy working capital, financing, and capital expenditure requirements for at least the next twelve months.

     Cash flows from investing activities. We used cash in investing activities of $6.9 million and $26.1 million during the six months ended September 30, 2004 and 2003, respectively. These expenditures consisted mostly of the net purchase of marketable securities, and capital expenditures made connection with the buildout of our new headquarters in the six months ended September 30, 2004.

     Cash flows from financing activities. During the six months ending September 30, 2004, we spent $26.6 million for the purchase of treasury stock. During the six months ending September 30, 2003, we received $3.6 million in connection with the exercise of stock options. In addition, we received $148,000 and $163,000 in connection with the issuance of common stock under our employee stock purchase plan in the six months ended September 30, 2004 and 2003, respectively.

     We entered into a $3.2 million letter of credit agreement with a commercial bank, which was renewed in October 2004, to provide a security deposit for the new lease. Certain marketable securities have been pledged as collateral under the letter of credit agreement. To date, no amounts have been drawn on this agreement.

     During the six months ended September 30, 2004, we had no material changes, outside the ordinary course of business, in our non-cancelable contractual financial obligations. At September 30, 2004 and March 31, 2004, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Significant Related Party Transactions

Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to Atlantic Media Company (formerly DGB Enterprises, Inc., an entity created in 1997 by our founder to manage his various business interests including his ownership in us), and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement ran through May 2004. We incurred rent expense under this arrangement of $0, $0.6 million, $0.9 and $1.8 million for the three and six months ended September 30, 2004 and 2003, respectively.

Administrative Services

     In July 2001, we entered into an administrative services agreement whereby Atlantic Media Company provided us with services related to the facilities associated with our shared leased space, and we provided Atlantic Media Company with certain administrative services. Fees for the services were based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximated the cost for each entity to internally provide or externally source these services. We believe these charges approximated the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under the agreement of $0, $0.1 million, $0.3 million and $0.2 million for the three and six months ended September 30, 2004 and 2003, respectively.

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

Use of estimates

     The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable, and the full amount of program agreement fees receivable and related deferred revenue are recorded, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of September 30, 2004 and March 31, 2004, approximately $0.5 million and $1.3 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

Cash equivalents and marketable securities

     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. As of September 30 and March 31, 2004, our marketable securities consisted of U.S. government agency obligations and Washington, D.C. and other state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. We may not hold our marketable securities to maturity and may elect to sell the securities at any time.

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

     We have performed an analysis to support our position that we meet the definition of a QHTC under the provisions of the Act. As a QHTC, our Washington, D.C. income tax rate will be 0.0% and we will be eligible for certain Washington, D.C. income tax credits. In addition, we will be entitled to relief from certain sales and use taxes. While we believe we qualify as a QHTC, we have not recognized the impact of this election within the financial statements for the three and six months ended September 30, 2004 because of uncertainties inherent in the regulations, as adopted.

     For financial reporting purposes, we have valued our deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, we have continued to provide for income, sales and use taxes as if we were not a QHTC. However, if we had received a determination that we qualified for QHTC status, we would have recorded a noncash charge to earnings of approximately $4.2 million, representing the effects on our existing deferred tax assets of reducing the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. If the Office of Tax and Revenue accepts our election as a QHTC, we will record the applicable charge. Additionally, we would recognize the refund of any previously paid or provided sales and use taxes at that time.

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

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe that no such impairment existed as of September 30, 2004 or March 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At September 30, 2004, our marketable securities consist of $12.0 million in tax-exempt notes and bonds issued by the District of Columbia, $4.0 million in tax-exempt notes and bonds issued by other states, and $83.8 million in U.S. government agency securities. The average maturity on all our marketable securities as of September 30, 2004 was approximately 4.8 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

Item 4. Controls and Procedures.

     Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on their evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our periodic filings under the Exchange Act. During the period covered by this quarterly report, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     We are not currently a party to any material legal proceedings.

Item 2. Unregistered Sales of Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Issuer Purchases of Equity Securities

     In January 2004, our Board of Directors authorized the repurchase of up to $50 million of our common stock in the open market and in privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed.

			Total Number	Approximate
			Of Shares	Dollar Value of
			Purchased as	Shares That
			Part of a	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	Of Shares	Paid	Announced	Under
	Purchased	Per Share	Plan	The Plan
July 1, 2004 to July 31, 2004	87,500	$32.87	727,986	$24,985,757
August 1, 2004 to August 31, 2004	341,400	$30.73	1,069,386	$14,492,927
September 1, 2004 to September 30, 2004	100,222	$32.76	1,169,608	$11,209,183

Total	529,122	$31.47

     In October 2004, our Board of Directors authorized an increase in the share repurchase program of up to an additional $50 million.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on November 2, 2004.

THE ADVISORY BOARD COMPANY

By:	/s/ Frank J. Williams

Frank J. Williams
Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ David L. Felsenthal

David L. Felsenthal
Chief Financial Officer (Principal Financial and
Accounting Officer), Secretary and Treasurer