Form 10-Q
period 2004-12-31
ADVISORY BOARD CO
filed 2005-02-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Yes [X] No [   ]

As of February 7, 2005, we had outstanding 17,782,697 shares of Common Stock, par value $0.01 per share.

TABLE OF CONTENTS

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,801	$41,389
Marketable securities	3,023	3,737
Membership fees receivable, net	31,209	14,338
Prepaid expenses and other current assets	3,781	3,121
Deferred income taxes	19,231	17,123
Deferred incentive compensation	3,187	2,375

Total current assets	98,232	82,083
Property and equipment, net	9,273	6,701
Deferred income taxes, net of current portion	15,973	20,532
Marketable securities	94,720	94,683

Total assets	$218,198	$203,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$87,176	$72,410
Accounts payable and accrued liabilities	8,110	8,262
Accrued incentive compensation	8,017	7,704

Total current liabilities	103,303	88,376
Long-term liabilities:
Other liabilities	1,137	—

Total liabilities	104,440	88,376

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding as of December 31 and March 31, 2004, respectively	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 18,185,505 and 18,323,526 shares issued as of December 31 and March 31, 2004, respectively, and 17,782,697 and 17,974,206 shares outstanding as of December 31 and March 31, 2004, respectively	182	183
Additional paid-in capital	105,767	88,885
Retained earnings	21,513	37,694
Accumulated elements of other comprehensive income	11	1,031
Treasury stock, at cost, 402,808 and 349,320 shares at December 31 and March 31, 2004, respectively	(13,715)	(12,170)

Total stockholders’ equity	113,758	115,623

Total liabilities and stockholders’ equity	$218,198	$203,999

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	$36,206	$31,262	$103,911	$89,662

Costs and expenses:
Cost of services	15,059	13,167	42,899	37,075
Member relations and marketing	7,454	6,538	20,743	18,152
General and administrative (excluding stock option expense of $316, $122, $316 and $443)	4,214	4,185	12,357	11,841
Depreciation and loss on disposal of fixed assets	400	292	1,392	1,112
Stock option expense	316	122	316	443

Income from operations	8,763	6,958	26,204	21,039
Interest income	1,001	781	2,810	2,042

Income before provision for income taxes	9,764	7,739	29,014	23,081
Provision for income taxes	4,282	3,134	12,079	9,346

Net income	$5,482	$4,605	$16,935	$13,735

Earnings per share:
Net income per share — basic	$0.31	$0.29	$0.96	$0.89
Net income per share — diluted	$0.29	$0.25	$0.89	$0.74
Basic weighted average number of shares outstanding	17,452	15,641	17,553	15,426
Diluted weighted average number of shares outstanding	18,861	18,627	19,074	18,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$16,935	$13,735
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation	1,276	1,112
Loss on disposal of fixed assets	116	—
Deferred income taxes and tax benefits resulting from the exercise of common stock options	12,455	9,963
Amortization of marketable securities premiums	523	563
Changes in operating assets and liabilities:
Membership fees receivable	(16,871)	(14,446)
Prepaid expenses and other current assets	(660)	(1,103)
Deferred incentive compensation	(812)	(537)
Deferred revenues	14,766	14,623
Accounts payable and accrued liabilities	(152)	2,181
Accrued incentive compensation	313	512
Other liabilities	1,137	—

Net cash provided by operating activities	29,026	26,603

Cash flows from investing activities:
Purchases of property and equipment	(3,964)	(1,135)
Redemption of marketable securities	20,713	6,000
Purchases of marketable securities	(22,242)	(38,411)

Net cash flows used in investing activities	(5,493)	(33,546)

Cash flows from financing activities:
Cash received from exercise of stock options	7,343	6,175
Purchases of treasury stock	(34,671)	—
Issuance of common stock under employee stock purchase plan	207	240

Net cash (used in) provided by financing activities	(27,121)	6,415

Net decrease in cash and cash equivalents	(3,588)	(528)
Cash and cash equivalents, beginning of period	41,389	33,301

Cash and cash equivalents, end of period	$37,801	$32,773

Supplemental disclosure of cash flow information:
Cash paid during the period for -
Income taxes	$33	$—

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

     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed unaudited financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC in June 2004. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2004, has been derived from the financial statements that have been audited by the Company’s independent auditors. The consolidated results of operations for the three and nine months ended December 31, 2004, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2005, or any other period within the Company’s fiscal year 2005.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	17,452	15,641	17,553	15,426
Weighted average common share equivalents outstanding	1,409	2,986	1,521	3,128

Diluted weighted average common shares outstanding	18,861	18,627	19,074	18,554

3. Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $5.3 million, $15.9 million, $4.2 million and $13.3 million during the three and nine months ended December 31, 2004 and 2003, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of the net change in unrealized gains (losses) on available-for-sale marketable securities. Unrealized losses, net of tax, on available-for-sale marketable securities amounted to $202,000, $1.0 million, $360,000 and $401,000 during the three and nine months ended December 31, 2004 and 2003, respectively.

4. Retirement of treasury stock

     In December 2004, the Company retired 1,000,000 shares of common stock it had acquired in its share repurchase program. The treasury stock retired had a cumulative cost of approximately $33.1 million.

5. Deferred income taxes

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

6. Supplemental cash flow disclosures

     The Company utilized tax benefits from the exercise of stock options that principally offset the current tax provision that was recorded in the accompanying condensed consolidated statements of income. During the nine months ended December 31, 2004 and 2003, the Company recognized approximately $9.3 million and $12.2 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options.

7. Exercise of stock options

     During the nine months ended December 31, 2004, certain stockholders sold 854,985 shares of the Company’s common stock following the exercise of stock options. The Company received approximately $7.3 million from the exercise of these common stock options, and recognized $316,000 in compensation expense during the nine months ended December 31, 2004. The compensation expense reflected additional Federal Insurance Corporation Act taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the offering and is included within “Stock option expense” in the accompanying condensed consolidated statements of operations.

8. Stock-based compensation

     At December 31, 2004, the Company had several stock-based employee compensation plans. The Company accounts for options granted under those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income, as reported	$5,482	$4,605	$16,935	$13,735
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,206)	(2,174)	(7,207)	(6,473)

Pro forma net income	$3,276	$2,431	$9,728	$7,262

Earnings per share:
Basic — as reported	$0.31	$0.29	$0.96	$0.89
Diluted — as reported	$0.29	$0.25	$0.89	$0.74
Basic — pro forma	$0.19	$0.16	$0.55	$0.47
Diluted — pro forma	$0.18	$0.13	$0.52	$0.40
Weighted average fair value of options granted	$9.36	$16.25	$9.67	$16.66

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

Recent accounting pronouncement

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) in the quarter beginning July 1, 2005. The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record substantial non-cash compensation expenses after adoption. The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition or cash flows but is expected to have a significant adverse effect on the reporting of its results of operations.

9. Washington, D.C. income tax legislation

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “2000 Act”) that modify the income and franchise tax, sales and use tax, and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). During the three months ended December 31, 2004, the Fiscal Year 2005 Budget Support Act of 2004 (the “2004 Act”) was enacted which, among other things, clarified certain provisions of the 2000 Act.

     The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the 2000 Act and has submitted a claim for refund of certain prior-year sales and use taxes paid to the District of Columbia. As a QHTC, the Company’s Washington, D.C. income tax rate would be 0.0% and the Company would be eligible for certain Washington, D.C. income tax credits. In addition the Company would be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has not recognized the impact of this election within the financial statements for the three and nine months ended December 31, 2004, because of uncertainties inherent in the regulations and the audit process by which the Office of Tax and Revenue would approve the claim for refund.

     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status as of December 31, 2004, it would have recorded a noncash charge to earnings of approximately $6.4 million, representing the impact on its existing deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. Upon acceptance by the Office of Tax and Revenue of the Company’s election as a QHTC, the Company will record the applicable charge. Additionally, the Company would recognize the refund of any previously paid or provided sales and use taxes at that time.

     The Company has increased its effective tax rate for the nine months ended December 31, 2004 to 41.6% from 40.5% for the six months ended September 30, 2004. This change in estimate relates to provisions included in the 2004 Act which disallowed certain expected Washington, D.C. tax deductions, as well as adjustments made to certain deferred tax assets to agree to the Company’s recently filed income tax returns.

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

     Memberships in each of our best practices research programs are renewable at the end of their membership contracts. Our remaining programs provide best practices installation support. These memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in the three and nine months ended December 31, 2004, with the balance of our revenues generated by programs providing installation support.

     Our revenues grew approximately 16% both in the first nine months of fiscal 2005 over the first nine months of fiscal 2004, and in the three months ended December 31, 2004 over the three months ended December 31, 2003. We have increased our contract value 17% to $141.0 million at December 31, 2004 from $120.5 million at December 31, 2003. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement.

     Our operating costs and expenses primarily consist of cost of services, member relations and marketing, general and administrative expenses and depreciation. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions.

Results of operations

     The following table shows our statements of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	41.6	42.1	41.3	41.4
Member relations and marketing	20.6	20.9	20.0	20.2
General and administrative (excluding stock option related expense of 0.9%, 0.4%, 0.3% and 0.5%)	11.6	13.4	11.9	13.2
Depreciation and loss on disposal of fixed assets	1.1	0.9	1.3	1.2
Stock option expense	0.9	0.4	0.3	0.5

Income from operations	24.2	22.3	25.2	23.5
Interest income	2.8	2.5	2.7	2.2

Income before provision for income taxes	27.0	24.8	27.9	25.7
Provision for income taxes	11.9	10.1	11.6	10.4

Net income	15.1%	14.7%	16.3%	15.3%

Three and nine months ended December 31, 2004 and 2003

     Revenues. Total revenues increased 15.8% to $36.2 million for the three months ended December 31, 2004, from $31.3 million for the three months ended December 31, 2003. Total revenues increased 15.9% to $103.9 million for the nine months ended December 31, 2004, from $89.7 million for the nine months ended December 31, 2003. The increase in revenues was primarily due to the introduction and expansion of new programs, cross-selling existing programs to existing members and, to a lesser degree, sales to new member organizations and price increases. Our contract value increased 17.0% to $141.0 million at December 31, 2004 from $120.5 million at December 31, 2003.

     Cost of services. Cost of services increased 14.3% to $15.1 million for the three months ended December 31, 2004, from $13.2 million for the three months ended December 31, 2003. Cost of services increased 15.7% to $42.9 million for the nine months ended December 31, 2004, from $37.1 million for the nine months ended December 31, 2003. The increase in total cost of services was primarily due to personnel for new programs, an increase in the number of research materials produced and executive education onsites provided, and external consulting and vendor expenses to support existing programs. As a percent of revenues, cost of services remained generally consistent for each period presented. Because each program offers a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of executive education onsites, member meetings, best practices research studies and the introduction of new programs. Accordingly, the cost of services as a percentage of revenues for the three and nine months ended December 31, 2004 may not be indicative of future quarterly or annual results.

     Member relations and marketing. Member relations and marketing costs increased 14.0% to $7.5 million, or 20.6% of revenues for the three months ended December 31, 2004, from $6.5 million, or 20.9% of revenues for the three months ended December 31, 2003. Member relations and marketing costs increased 14.3% to $20.7 million, or 20.0% of revenues for the nine months ended December 31, 2004, from $18.2 million, or 20.2% of revenues for the nine months ended December 31, 2003. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs associated with the introduction of new memberships, as well as an increase in member relations personnel and related costs to serve the larger membership base.

     General and administrative. General and administrative expenses remained constant at $4.2 million; however, it decreased as a percentage of revenue to 11.6% from 13.4% for the three months ended December 31, 2004 and 2003. General and administrative expenses increased 4.4% to $12.4 million, or 11.9% of revenues for the nine months ended December 31, 2004, from $11.8 million, or 13.2% of revenues for the nine months ended December 31, 2003. General and administrative expenses increased due primarily to additional investment in new products, offset by reduced spending in recruiting costs. The decrease in general and administrative expenses as a percentage of revenues reflects the leveraging of resources across our larger revenue base. Also, in the prior year three and nine month periods, we increased our investment in recruiting and hiring efforts to take advantage of the attractive labor market.

     Depreciation and loss on disposal of fixed assets. This amount increased to $400,000 for the three months ended December 31, 2004, from $292,000 for the three months ended December 31, 2003, and increased to $1.4 million for the nine months ended December 31, 2004, from $1.1 million for the nine months ended December 31, 2003. The increase is related to capital expenditures made in connection with the buildout of our new headquarters. In addition, during the nine months ended December 31, 2004, we incurred a loss of $116,000 on the disposal of certain office equipment.

     Special compensation and stock option related expense. We recognized $316,000, $316,000, $122,000 and $443,000 in FICA tax expense relating to the exercise of stock options during the three and nine months ended December 31, 2004 and 2003, respectively.

     Provision for income taxes. We recorded a provision for income taxes of $4.3 million, $12.1 million, $3.1 million and $9.3 million in the three and the nine months ended December 31, 2004 and 2003, respectively. The increase in our effective income tax rate for the three and nine months ended December 31, 2004 relates to legislation enacted during the quarter that disallows certain Washington, D.C. tax deductions, as well as adjustments made to certain deferred tax assets to agree to our recently filed income tax returns.

Liquidity and capital resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $29.0 million and $26.6 million for the nine months ended December 31, 2004 and 2003, respectively. As of December 31, 2004, we had approximately $135.5 million in cash and cash equivalents and marketable securities. Our marketable securities consist of U.S. government agency obligations and municipal obligations. We believe these funds, together with net positive cash flows from operating activities, will satisfy working capital, financing, and capital expenditure requirements for at least the next twelve months.

     Cash flows from investing activities. We used cash in investing activities of $5.5 million and $33.5 million during the nine months ended December 31, 2004 and 2003, respectively. These expenditures consisted mostly of the net purchase of marketable securities, and capital expenditures, primarily made in connection with the buildout of our new headquarters. We moved into our new headquarters facility in June 2004.

     Cash flows from financing activities. During the nine months ending December 31, 2004, we used $34.7 million for the purchase of treasury stock. During the nine months ending December 31, 2004 and 2003, we received $7.3 million and $6.2 million, respectively, in connection with the exercise of stock options. In addition, we received $207,000 and $240,000 in connection with the issuance of common stock under our employee stock purchase plan in the nine months ended December 31, 2004 and 2003, respectively.

     We entered into a $3.2 million letter of credit agreement with a commercial bank, which was renewed in October 2004, to provide a security deposit for the new lease. Certain marketable securities have been pledged as collateral under the letter of credit agreement. To date, no amounts have been drawn on this agreement.

     During the nine months ended December 31, 2004, we had no material changes, outside the ordinary course of business, in our non-cancelable contractual financial obligations. At December 31, 2004 and March 31, 2004, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Significant Related Party Transactions

Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to Atlantic Media Company (formerly DGB Enterprises, Inc., an entity created in 1997 by our founder to manage his various business interests including his ownership in us), and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement ran through May 2004. We incurred rent expense under this arrangement of $0, $0.6 million, $0.9 and $2.6 million for the three and nine months ended December 30, 2004 and 2003, respectively.

Administrative Services

     In July 2001, we entered into an administrative services agreement whereby Atlantic Media Company provided us with services related to the facilities associated with our shared leased space, and we provided Atlantic Media Company with certain administrative services. Fees for the services were based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximated the cost for each entity to internally provide or externally source these services. We believe these charges approximated the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under the agreement of $0, $0.1 million, $0.3 million and $0.7 million for the three and nine months ended December 31, 2004 and 2003, respectively.

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

Revenue recognition

     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable, and the full amount of program agreement fees receivable and related deferred revenue are recorded, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of December 31, 2004 and March 31, 2004, approximately $1.1 million and $1.3 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

Cash equivalents and marketable securities

     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. As of December 31 and March 31, 2004, our marketable securities consisted of U.S. government agency obligations and Washington, D.C. and other state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. We may not hold our marketable securities to maturity and may elect to sell the securities at any time.

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

Washington, D.C. income tax legislation

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “2000 Act”) that modify the income and franchise tax, sales and use tax, and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). During the three months ended December 31, 2004, the Fiscal Year 2005 Budget Support Act of 2004 (the “2004 Act”) was enacted which, among other things, clarified certain provisions of the 2000 Act.

     The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the 2000 Act and has submitted a claim for refund of certain prior-year sales and use taxes paid to the District of Columbia. As a QHTC, the Company’s Washington, D.C. income tax rate would be 0.0% and the Company would be eligible for certain Washington, D.C. income tax credits. In addition the Company would be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has not recognized the impact of this election within the financial statements for the three and nine months ended December 31, 2004, because of uncertainties inherent in the regulations and the audit process by which the Office of Tax and Revenue would approve the claim for refund.

     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status as of December 31, 2004, it would have recorded a noncash charge to earnings of approximately $6.4 million, representing the impact on its existing deferred tax asset of lowering the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. Upon acceptance by the Office of Tax and Revenue of the Company’s election as a QHTC, the Company will record the applicable charge. Additionally, the Company would recognize the refund of any previously paid or provided sales and use taxes at that time.

     We increased the effective tax rate for the three and nine months ended December 31, 2004, relating to provisions included in the 2004 Act which disallowed certain expected Washington, D.C. tax deductions, as well as adjustments made to certain deferred tax assets to agree to our recently filed Washington, D.C. income tax returns.

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

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe that no such impairment existed as of December 31, 2004 or March 31, 2004.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. We are required to adopt SFAS No. 123(R) in the quarter beginning July 1, 2005. We are evaluating the impact of SFAS No. 123(R) and expect that we will record substantial non-cash compensation expenses. The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or cash flows but is expected to have a significant adverse effect on the reporting of our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At December 31, 2004, our marketable securities consist of $11.9 million in tax-exempt notes and bonds issued by the District of Columbia, $12.4 million in tax-exempt notes and bonds issued by other states, and $73.4 million in U.S. government agency securities. The average maturity on all our marketable securities as of December 31, 2004 was approximately 5.1 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Issuer Purchases of Equity Securities

     Our Board of Directors has authorized the repurchase of up to $100 million of our common stock in the open market and in privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed.

			Total Number	Approximate
			Of Shares	Dollar Value of
			Purchased as	Shares That
		Average	Part of a	May Yet Be
	Total Number	Price	Publicly	Purchased
	Of Shares	Paid	Announced	Under
	Purchased	Per Share	Plan	The Plan
October 1, 2004 to October 31, 2004	25,100	$32.82	1,194,708	$60,385,307
November 1, 2004 to November 30, 2004	199,800	$34.65	1,394,508	$53,462,241
December 1, 2004 to December 31, 2004	8,300	$36.51	1,402,808	$53,159,235

Total	233,200	$34.52

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of The Advisory Board Company was held on November 15, 2004. The following is a tabulation of the voting on the proposals presented at the Annual Meeting of Stockholders.

Proposal No. 1 — Election of Directors

Elected Director	Votes For	Votes Withheld
Marc N. Casper	14,748,739	414,347
Kelt Kindick	14,860,037	303,049
Joseph E. Laird, Jr.	14,762,595	400,491
Mark R. Neaman	15,162,383	703
Leon D. Shapiro	15,160,683	2,403
Frank J. Williams	14,952,952	210,134
LeAnne M. Zumwalt	15,036,169	126,917

     The directors elected pursuant to the foregoing proposal constitute all of the members of our board of directors.

Proposal No. 2 — Appointment of Ernst & Young, LLP as Independent Auditors for the Fiscal Year Ending March 31, 2005.

Shares voted FOR	14,796,784
Shares voted AGAINST	365,995
Shares voted to ABSTAIN	307

     The appointment of Ernst & Young, LLP was ratified.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits.

     (a) Exhibits:

Exhibit 31.1	Certification of Frank J. Williams Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of David L. Felsenthal Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Frank J. Williams and David L. Felsenthal Pursuant to 18 U.S.C. Section

Exhibit 32.1	Certification of Frank J. Williams and David L. Felsenthal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on February 9, 2005.

THE ADVISORY BOARD COMPANY
By:	/s/ Frank J. Williams Frank J. Williams Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
By:	/s/ David L. Felsenthal David L. Felsenthal Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer