Form 10-K
period 2005-03-31
ADVISORY BOARD CO
filed 2005-06-14
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-33283

THE ADVISORY BOARD COMPANY

(Exact name of registrant as specified in its charter)

Delaware	52-1468699
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

2445 M Street, N.W.
Washington, D.C.	20037
(Address of principal executive offices)	(Zip Code)

202-266-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ☑ No ☐

Based upon the closing price of the registrant’s common stock as of September 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant is $390,929,683*.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of June 2, 2005, The Advisory Board Company had outstanding 19,197,497 shares of Common Stock, par value $0.01 per share.

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

PART I

Item 1. Business.

Overview

     We provide best practices research and analysis to hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device companies in the United States, focusing on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. For a fixed annual fee, members of each program have access to an integrated set of services such as best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools. Our member renewal rate for each of the last four fiscal years equaled or exceeded 87%, which we believe is a reflection of our members’ recognition of the value they derive from participating in our programs. We currently offer 25 programs and serve more than 2,500 members.

     Each of our programs provides members with assistance in addressing one of three primary issue sets: strategic issues, operational issues or management issues. Prior to fiscal 2001, our programs largely focused on such strategic concerns as business development and growth strategy. Since then, we have expanded the scope of our best practices work to attend to our members’ critical operational issues, including increasing hospital throughput and lowering operating costs. In addition, we have also added programs to deal with such key management issues as workforce development and physician relations.

     Our membership-based model, in which members actively participate in our research and analysis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data and strategic plans and enables us to provide detailed best practices analyses on current industry issues. Each of our 25 programs targets the issues of a specific executive constituency or business function. We sell substantially all of our program memberships as one-year agreements.

     Each of our programs offers a standardized set of services, allowing us to spread our largely fixed program cost structure across our membership base of participating companies. This economic model enables us to increase our revenues and operating profit as we expand the membership base of our programs over time and, we believe, permits members to learn about industry best practices at a fraction of the cost of a customized analysis performed by a major consulting firm.

     Our membership includes some of the most prestigious health care institutions in the United States. As of March 31, 2005, 13 of the top 14 hospitals as ranked by U.S. News and World Report were members, including The Cleveland Clinic, Duke University Medical Center, Johns Hopkins Hospital, Massachusetts General Hospital and Stanford Hospital and Clinics. Our membership also includes leading pharmaceutical and biotech companies, health care insurers and medical device companies, such as Johnson & Johnson, Medtronic, Merck and Wyeth Pharmaceuticals. Within these organizations, we serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach more than 5,000 chief executive and chief operating officers and 45,000 senior executives, clinical leaders, department heads and product-line managers.

     Our Target Market — The Health Care Industry

     We serve health care organizations, a sector providing critical services to the community and one that comprises a large and growing industry. The Health Care Financing Administration estimates that spending in the United States for health care services was $1.8 trillion in 2004 and projects spending will grow at an annual rate of approximately 7% through 2014.

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

Focus on Best Practices Research for the Health Care Industry

     We focus on researching the best practices within the health care industry. Our focus on health care has enabled us to develop a membership that includes progressive and highly regarded health care institutions where many industry issues are first identified and where many of the best practices originate. We believe that health care companies will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, cross-industry basis and that our reputation and success to date has uniquely positioned us as a leading source for identifying, evaluating and communicating these evolving solutions.

Leverage Our Intellectual Capital and Relationships by Providing Best Practices Installation Support

     We are able to efficiently leverage research and relationships from our renewable programs to develop new programs offering best practices installation support, thereby generating additional revenues for a low incremental cost. Our research programs produce the best practices that we use to create new management tools and executive education modules. These tools are packaged and delivered as 12-month memberships for separate annual fees. Our research programs also provide a platform to identify member organizations seeking support in adopting the best practices profiled in our research to improve their own performance.

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

Deliver Superior Value Proposition

     Our programs offer access to best practices from leading institutions at a fraction of the cost any major consulting firm would charge to perform a comparable customized analysis. Members can use our best practices research to improve the effectiveness of their organizations, often resulting in increased productivity and reduced operating costs. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve by successfully implementing one or more of the dozens of best practices they receive as members of a particular program. Our member renewal rate for each of the last four fiscal years equaled or exceeded 87%.

Growth Strategy

     Our growth strategy is to leverage our extensive membership, deep knowledge base of best practices and proven business formula to increase revenues and profitability.

Develop New Programs

     We will continue developing new programs to cross-sell to existing members and to attract new member institutions. We develop new program concepts and rigorously evaluate and prioritize target opportunities using defined new program development criteria. We involve industry thought-leaders from progressive and well-known companies as advisors early on in our new program development process and typically convert a high percentage of our advisors into paying members prior to launching the program. We plan to launch three to four new programs per year for at least the next three years.

Cross-Sell Additional Programs to Existing Members

     Since April 2000, we have increased the number of programs we offer from 6 to 25, thereby significantly increasing our cross-sell opportunity. We actively cross-sell additional programs to our 2,500 members using a variety of tactics, including sales force visits, presentations at member meetings and announcements in our research publications and website.

Adapt to Serve Members’ Evolving Needs

     The information that we derive from our existing relationships with members is critical to our growth strategy. As a result of these relationships, we are able not only to adjust the research agendas of our existing programs but also to offer new programs and services to meet members’ changing needs. Across the last several years, we have broadened our offerings, moving from research programs largely focused on strategic issues to a more expansive set of research and installation programs that address operational and management issues, as well as strategic concerns. We believe that because of our relationships with our members, we are provided a unique window on their needs. Our focus on serving those needs allows us to capitalize on new opportunities for our standardized best practices research, analysis and installation support.

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

Our Membership

     As of March 31, 2005, our membership consisted of more than 2,500 hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device and supply companies. Within these organizations, our programs also serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over 5,000 chief executive and chief operating officers and more than 45,000 senior executives, clinical leaders, department heads and product line managers. No one member accounted for more than 2% of revenues in any of the last three fiscal years.

     We seek to involve the country’s most progressive health care companies in our membership. The participation of these members provides us with a window on the latest challenges confronting the health care industry and the most innovative best practices that we can share broadly throughout our membership. We serve 13 of the top 14 hospitals in the U.S. News and World Report 2005 America’s Best Hospitals ranking, 90 of the largest 100 health care delivery systems and 10 of the world’s 24 largest pharmaceutical companies.

     The following table sets forth information with respect to membership programs, members and renewals as of the dates shown:

	March 31,
	2001	2002	2003	2004	2005
Membership programs offered	12	15	18	21	25
Total members	2,086	2,170	2,297	2,347	2,572
Member renewal rate(1)	86%	88%	89%	87%	92%
Contract value (in thousands of dollars)(2)	$69,873	$86,108	$106,745	$124,929	$146,137

(1)	For the year then ended. The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

Programs and Services

     We currently offer 25 distinct membership programs focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, analyzing emerging trends within the health care industry, and supporting institutions’ efforts to adopt best practices to improve their own performance. Each year, our staff of research managers and analysts conducts thousands of interviews with health care industry executives on a large number of substantive areas, including:

•	revenue management and product line development

•	health system cost reduction and clinical reform

•	nursing recruitment, retention and productivity

•	hospital department operations

•	pharmaceuticals and medical device technology

•	strategic approach to problem solving and innovation

•	elevating clinical quality through change leadership

     We focus senior management on important problems by providing an analysis of best practices used by some of the most successful health care companies to solve those problems, and by providing tools to accelerate the adoption of best practices within our member institutions. In fiscal 2005, we published more than 60 best practices research studies, provided executive education services to over 2,000 member companies reaching more than 45,000 executive and managerial participants, produced over 3,500 research briefs and delivered daily executive briefings via our password-protected website and email to over 40,000 executives.

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

     We currently offer 25 programs organized into three key practice areas, each of which targets a different executive constituency or business function. Our health care strategy programs serve CEOs, CFOs, board members, senior-most marketing and planning executives and major product line managers and focus on broad industry trends and business issues. Our health care operations programs serve executives and general managers operating key divisions and departments within health care companies and focus on operational issues such as process improvement, cost reduction, productivity and quality improvement. Our health care management programs serve human resources executives and general managers responsible for large staffs and focus on management issues such as talent development, succession planning, physician relations and leadership skills training. Within each practice area, we offer one or more platform programs focusing on enterprise-wide strategic, operational or management issues and serving senior executives within the organization, as well as more targeted programs which focus on specific strategic, operational and management issues and serve executives deeper within a member company.

Services

     Each program charges a separate annual membership fee. The program fee is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our program services may include best practices research studies, executive education, daily on-line executive briefings, original executive inquiry service, best practices installation support, proprietary content databases and electronic tools to assist in decision support and hardwiring the adoption of best practices. Health care companies can only access our services within a program if they are members of the relevant program. A description of these services follows:

     Best Practices Research Studies

     Each best practices research study generally addresses a specific strategic challenge, operational issue or management concern. In fiscal 2005, we published more than 60 best practices research studies. Each research program typically publishes two to five best practices research studies annually. With an up-front essay framing the major business issues and sections describing up to 20 best practices, we design each study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to 250 pages of research content. Consistent application of our research methodology and extensive staff member training across all programs enables us to increase the number of our programs while maintaining research quality.

     Executive Education

     Relying on our proprietary best practices research, we deliver an executive education curriculum to member institutions nationwide. We offer executive education services through two channels — general membership meetings and presentations or facilitated discussions conducted on-site at member organizations. In either case, we use lively, interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In fiscal 2005, we delivered executive education services to over 2,000 member organizations, reaching more than 45,000 executive participants. These touches took place through more than 125 member meetings and over 3,500 onsite seminars at member organizations. In addition to providing service to our members, these executive education services are also an important building block of our relationships with our members, allowing for the opportunity to gather member input about our research agendas and services, and generating leads for cross-selling new programs to existing members.

     We deploy a staff of more than 40 full-time and part-time faculty who conduct our executive education curriculum. We update our library of executive education modules throughout the year as we translate new best practices research into executive education content.

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

Executive Watches. Our Executive Watch reports provide best practices, benchmark data and industry news for specific executive constituencies within health care companies. We currently produce six Executive Watch reports for the following executive constituencies: chief financial officers; chief nursing officers; clinical leaders and senior hospital executives; chief medical officers; cardiac administrators; and oncology administrators. Our Executive Watch reports are pushed out to executives via email on a biweekly basis and are updated on our websites throughout the publishing cycle.

     Original Executive Inquiry

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

     Proprietary Databases, On-line Services and Electronic Tools

     Across our programs, we offer a variety of databases, online services, electronic tools and web-based applications to increase the utility of our content and assist in hardwiring best practices into daily process flows at member institutions. Each research program maintains a password-protected proprietary electronic database including such items as best practices, executive modules, on-line benchmarking data, audit toolkits, market forecasting instruments, management dashboards, productivity analytics and other decision support tools accessible only to members of the program. These web sites and applications, originally established in 1996, have become broader in their offerings across time, evolving from a more static content delivery model to an interactive set of tools that assists members in searching our research, accessing critical decision support, incorporating best practices into member institution workflows and interacting directly with our company. Through the web sites, members of each program may commission customized research briefs, search and access the electronic library of research studies and graphics, review executive education modules, access our proprietary decision support tools, view meeting schedules and communicate with our staff and other members.

     The Internet has become our largest distribution channel and is an efficient and effective means for us to interact with our members and to deliver an increasingly sophisticated and customized set of services. By providing a wide array of tools and content to our members online, we achieve deep penetration into each of our member organizations, allowing a broader group of executives, managers and front-line leaders access to critical support required for both their daily and more strategic decisions.

     Best Practices Installation Support

     Seven of our programs provide members with support in installing the best practices profiled in our research studies within their own organizations. We offer members a standardized package of management tools typically supplemented by approximately five on-site sessions to educate relevant executives and line managers in their use. The majority of management tools and on-site curriculum derive from research content, data and documents gathered in the research process used to produce our best practices research studies, enabling us to create best practices installation modules quickly and for a low incremental cost. Our installation support includes both the management tools and the associated on-site sessions and is typically packaged and delivered to each member over a 12-month period.

     In these programs we offer two types of management tools: diagnostic tools and installation tools. Diagnostic tools include self-assessment tests, data workbooks and discussion guides to help members select those best practices most likely to have a large impact within their own organizations. Installation tools include task checklists, process flow diagrams, results-reporting templates, project plans, job descriptions, budgets, management reports, forms, surveys, policies and procedures, organization charts, memos and benchmark data, designed to help members implement particular best practices. By using our installation tools, members benefit from work already completed by other members, saving them time, cost and effort by leveraging tools proven successful in installing a best practice.

     The programs’ on-site education sessions are designed to help members organize, structure and manage an internal project team tasked with installing one or more best practices. Our on-site sessions help members reach internal consensus and develop action plans for installing best practices and tracking results.

Pricing

     We sell substantially all memberships in our programs as one-year agreements. Each program typically charges a separate fixed annual membership fee. Annual fees vary by program based on the target executive constituency and the specific combination of services provided to participating members. Annual fees for programs that offer best practices installation support generally are higher than annual fees for programs that do not offer this service. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. Membership fees may also be lower for the initial members of new programs. Membership agreements are generally paid in full within three months of the start of the membership period. All of our memberships also provide a pro rata service guarantee, which allows members to request a refund of the unexpired portion of their current year fee, pro rated from the start of the membership period.

     We offer an unconditional service guarantee to our members. At any time, a member may terminate a membership and request a refund of its membership fee. Refunds are provided on a pro rata basis relative to the remaining term of the membership.

Sales and Marketing

     At March 31, 2005, our sales force consisted of 74 new business development teams that are responsible for selling new memberships to assigned geographic market and program segments. Our two-person new business development teams sell programs to new clients as well as cross-sell programs to existing members of other programs. We also maintain approximately 74 separate member services teams of one to two people that are responsible for servicing and renewing existing memberships.

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

Competition

     We are not aware of any other entity that enables health care organizations to study as broad a range of best management practices for fixed annual fees. We compete for discretionary dollars against other professional information services providers, including consulting firms, data providers, market research firms, technology advisory firms and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks and database companies, also offer research, consulting and education services to health care companies.

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

Employees

     At March 31, 2005, we employed approximately 681 persons, all of whom are located at our headquarters in Washington, DC. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

     We believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. Training is a critical job component for all of our employees, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

Available Information

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

We may experience difficulties sustaining a membership base in our installation support programs

     Seven of our programs offer best practices installation support. These programs typically provide 12-month memberships to help participants accelerate the installation of best practices profiled in our research studies. Memberships in these programs are not individually renewable. In order to maintain our annual revenues and contract value from these programs, we will have to enroll new members each year as other members complete their program terms. We cannot assure you that we will be successful in selling these programs in the future. Lack of continued market acceptance of these programs could have a material adverse effect on our business.

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

Potential liability claims may adversely affect our business

     Our services, which involve recommendations and advice to health care providers regarding complex business and operational processes, regulatory and compliance issues and labor practices, may give rise to liability claims by our members or by third parties who bring claims against our members and us. Health care providers often are the subject of regulatory scrutiny and litigation, and we cannot assure you that we would not also be the subject of such litigation based on our advice and services. A successful liability claim brought against us may adversely affect our reputation in the health care industry and could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would have adequate insurance coverage for claims against us.

We may experience fluctuations in operating results

     Our operating results may fluctuate significantly due to various factors, including the growth in and timing of new programs, the timing of the development, introduction and marketing of new products and services, the timing of executive education seminars, the timing of the hiring of research analysts and sales and marketing staff, changes in the spending patterns of our members, our accounts receivable collection experience, changes in market demand for research and analysis, competitive conditions in the industry and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We may be exposed to litigation related to content

     As a publisher and distributor of original research and analysis and user of licensed third-party content and tools, we face potential liability for defamation, negligence and copyright and trademark infringement. Any such litigation, whether or not resulting in a judgment against us, could have a material adverse effect on our business, financial condition and results of operations. Third-party content includes information created or provided by information services organizations and consultants whom we retain and may be delivered in writing, over the Internet or orally to our members.

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

We may be exposed to loss of revenue resulting from our unconditional service guarantee

     We offer an unconditional service guarantee to our members. At any time, a member may request a refund of its membership fee. Refunds are provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could lower revenues and have a material adverse effect on our financial condition and results of operations.

Sustained or repeated hardware, network or application failures could impair our operations and impact our members’ perception of value

     The continuous and uninterrupted performance of our hardware, network and applications, including those which may be provided by third parties, is an important tool in our delivery of services to our customers. Our ability to protect these systems against unexpected adverse events is a key factor in continuing to offer our members our full complement of services in an uninterrupted manner. System failures that interrupt our ability to provide our services could affect our members’ perception of the value of our services. Interruptions in the delivery of our services could result from unknown hardware defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. We also depend on Internet service providers that provide members with access to our services. Any hardware failure, disruption in web hosting, telecommunications or Internet access, or any failure to handle higher volumes of user traffic, could harm our business.

Adoption of a proposed change in U.S. GAAP accounting standards for employee stock options would have a significant adverse effect on the reporting of our results of operations

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date with limited exceptions and recognize the cost over the period during which an employee is required to provide service in exchange for the award. We are required to adopt SFAS No. 123(R) in the quarter beginning April 1, 2006. We are evaluating the impact of SFAS No. 123(R) and expect that we will record substantial non-cash compensation expenses. The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or cash flows but is expected to have a significant adverse effect on the reporting of our results of operations.

There may be risks related to our status as a Qualified High Technology Company

     The Office of Tax and Revenue of the Government of the District of Columbia has adopted regulations that modify effective April 2001 the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies, as defined, doing business in the District of Columbia. We believe we qualify as a QHTC and have submitted a claim for refund of certain prior-year sales and use taxes paid to the District of Columbia. As a QHTC, our Washington, DC income tax rate would be 0.0% for five years and 6.0% thereafter, compared to 9.975% per year without this qualification. In addition, we would be eligible for certain Washington, DC income tax credits and other benefits. We have filed a claim for refund of sales and use taxes previously paid to the Office of Tax and Revenue and are currently in discussions with the Office of Tax and Revenue regarding our claim. If we had received a determination that we qualified for QHTC status as of March 31, 2005, we would have recorded a noncash charge to earnings of approximately $8.7 million, representing the impact on our existing deferred tax assets of lowering the Washington, D.C. tax rate to 0.0%, net of any income tax credits discussed above. We cannot assure you that the Office of Tax and Revenue will accept our application and approve us for status as a QHTC under the Act, or that our business activities and operations will continue to qualify as QHTC activities under the Act in the future.

We may not be able to fully realize our deferred tax asset

     For tax purposes, we have deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes generated from the exercise of common stock options. If the Office of Tax and Revenue approves our application to be a Qualified High Technology Company, or if our future taxable income is less than what we believe it will be, we may not be able to fully realize our deferred tax asset.

Item 2. Properties.

     The lease on our former headquarters facility expired May 31, 2004. Beginning June 1, 2004, our headquarters are located in approximately 106,000 square feet of office space in Washington, DC. The facilities accommodate research, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease on the new facility contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes and insurance. We are also obligated to take additional expansion space in the building pursuant to the lease. We believe that our facilities are adequate for our current needs and that additional facilities are available for lease to meet any future needs.

Item 3. Legal Proceedings.

     From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted for a vote of our stockholders during the fourth quarter of fiscal 2005.

Next Annual Meeting and Stockholder Proposals

     The next annual meeting of stockholders was originally scheduled for August 24, 2005. We are changing the date of the annual meeting of stockholders to September 12, 2005, at 10:00 a.m. Eastern Daylight Time, at our offices at 2445 M Street, NW, Washington, DC, 20037.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, Issuer Purchases of Equity Securities.

     Our common stock has been quoted on the Nasdaq National Market under the symbol “ABCO” since our initial public offering on November 12, 2001. As of June 1, 2005, there were five stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ending March 31, 2004:
First quarter	$41.40	$33.57
Second quarter	48.74	38.74
Third quarter	47.94	31.74
Fourth quarter	40.47	32.13
Fiscal Year Ending March 31, 2005:
First quarter	$37.45	$31.85
Second quarter	35.98	29.80
Third quarter	38.77	29.88
Fourth quarter	44.59	33.42

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

Issuer Purchases of Equity Securities

     In January 2004, our Board of Directors authorized the repurchase of up to $50 million of our common stock in the open market and privately negotiated transactions subject to market conditions. In October 2004, our Board of Directors authorized an increase of up to an additional $50 million of our common stock. No minimum number of shares has been fixed.

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
		Average	Part of a	Shares That May
	Total Number	Price	Publicly	Yet Be Purchased
	Of Shares	Paid	Announced	Under
	Purchased	Per Share	Plan	The Plan
January 1, 2005 to January 31, 2005	—	$—	—	$53,159,235

February 1, 2005 to February 28, 2005	128,395	$39.55	1,531,203	$48,081,146

March 1, 2005 to March 31, 2005	121,481	$39.38	1,652,684	$43,297,592

Total	249,876	$39.47

Item 6. Selected Financial Data

     The following table sets forth selected financial and operating data. The selected financial data presented below as of March 31, 2001, and for the fiscal year in the period ended March 31, 2001, has been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data presented below as of March 31, 2002, 2003, 2004 and 2005 and for the four fiscal years in the period ended March 31, 2005, have been derived from our financial statements which have been audited by Ernst & Young LLP, independent auditors. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2001	2002	2003	2004	2005
	(In thousands except per share amounts)
Statement of Operations Data:
Revenues	$63,727	$80,970	$100,714	$121,847	$141,649

Costs and expenses:
Cost of services (excluding special compensation and stock option related expenses of $1,821, $645, $615, $560 and $550) (1) (2)	33,644	37,142	41,598	50,167	58,354
Member relations and marketing (excluding special compensation and stock option related expenses of $679, $0, $133, $256 and $216) (1) (2)	12,588	16,100	19,842	24,599	28,347
General and administrative (excluding special compensation and stock option related expenses of $344, $837, $399, $857 and $487) (1) (2) (3)	9,768	10,659	12,507	15,445	15,965
Depreciation and loss on disposal of fixed assets	1,539	2,030	1,827	1,415	1,820
Special compensation and stock option related expenses (1) (2)	2,844	1,482	1,147	1,673	1,253
Affiliate company charge (4)	4,505	2,676	—	—	—

Total costs and expenses	64,888	70,089	76,921	93,299	105,739

Income (loss) from operations	(1,161)	10,881	23,793	28,548	35,910
Interest income	471	453	1,038	2,911	3,971

Income (loss) before income taxes	(690)	11,334	24,831	31,459	39,881
Benefit (provision) for income taxes (5)	68	(1,358)	(10,392)	(12,739)	(16,534)

Net income (loss)	$(622)	$9,976	$14,439	$18,720	$23,347

Earnings (loss) per share:
Net income (loss) per share — basic	$(0.04)	$0.73	$1.10	$1.19	$1.32
Net income (loss) per share — diluted	$(0.04)	$0.62	$0.85	$1.00	$1.22
Basic weighted average number of shares outstanding	13,977	13,748	13,139	15,745	17,738
Diluted weighted average number of shares outstanding	13,977	16,089	16,996	18,680	19,161

	March 31,
	2001	2002	2003	2004	2005
	(In thousands)
Cash and cash equivalents and marketable securities	$20,853	$23,959	$90,407	$139,809	$152,914
Working capital (deficit)	(6,793)	(20,374)	(18,110)	(10,044)	(24,421)
Total assets	44,009	48,506	117,923	203,999	245,139
Deferred revenues	39,270	51,538	63,653	72,410	82,262
Total stockholders’ (deficit) equity	(1,531)	(16,587)	41,495	115,623	145,314

	March 31,
	2001	2002	2003	2004	2005
Other Operating Data:
Membership programs offered	12	15	18	21	25
Total members	2,086	2,170	2,297	2,347	2,572
Member renewal rate(6)	86%	88%	89%	87%	92%

Contract value (in thousands)(7)	$69,873	$86,108	$106,745	$124,929	$146,137
Contract value per member(8)	$33,496	$39,681	$46,472	$53,229	$56,819

	March 31,
	2001	2002
Pro forma data (unaudited): (9)
(Loss) income before pro forma provision for income taxes	$(690)	$11,334
Pro forma benefit (provision) for income taxes (5)	293	(4,817)

Pro forma net (loss) income	$(397)	$6,517

Pro forma (loss) earnings per share:
Net (loss) income per share — basic	$(0.03)	$0.47
Net (loss) income per share — diluted	$(0.03)	$0.45
Basic weighted average number of shares outstanding	13,977	13,748
Diluted weighted average number of shares outstanding	13,977	14,403

(1)	As a private company, we entered into certain equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to optionholders. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

(2)	We recognized approximately $781,000, $1,673,000 and $1,253,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in fiscal 2003, fiscal 2004 and fiscal 2005, respectively.

(3)	General and administrative expenses prior to fiscal 2003 include certain amounts paid to Atlantic Media Company (formerly DGB Enterprises, Inc., a corporation owned by our former principal stockholder), for management services. Since our initial public offering, we provide these management services internally at a cost similar to the amounts paid to Atlantic Media Company in the past. See note 9 to our financial statements for a detailed description of the arrangements with Atlantic Media Company.

(4)	Charges from Atlantic Media Company for strategic direction and oversight. As of October 1, 2001, our newly constituted Board of Directors began to provide strategic direction and oversight services and, consequently, we no longer pay the affiliate company charge.

(5)	In conjunction with our initial public offering in November 2001, our S corporation election terminated and we are now subject to U.S. federal and state income taxes at prevailing corporate rates.

(6)	The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(7)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

(8)	Total contract value divided by the number of members.

(9)	A reconciliation of historical to pro forma results is presented to provide comparisons with prior periods in a manner we believe would be consistent if we had been a C corporation for fiscal 2002 and prior years, utilizing an effective tax rate of 42.5%.

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

     Our membership business model allows us to focus on issues relevant to a broad audience of health care organizations, while promoting frequent use of our programs and services by our members. This facilitates growth through cross-sell opportunities to existing members and the development of new programs. Our revenues grew 16.3% in fiscal 2005 over fiscal 2004, and grew 21.0% in fiscal 2004 over fiscal 2003. We also increased our contract value by 17.0% at March 31, 2005 over March 31, 2004, and by 17.0% at March 31, 2004 over March 31, 2003. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement. Our member renewal rate in each of the past four years has equaled or exceeded 87%.

     Memberships in each of our 18 best practices research programs are renewable at the end of their one-year membership contracts. Our seven other best practices programs provide installation support. These program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in fiscal 2005, with the balance of our revenues generated by installation support programs.

     Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are recognized ratably over the membership year while costs are expensed as incurred. Because we offer a standardized set of services, however, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. In fiscal 2005, our income from operations was $35.9 million, compared to $28.5 million in fiscal 2004.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation and stock option related expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development and other administrative functions. Depreciation expense includes the cost of depreciation of our property and equipment. Stock option related expenses includes additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options. In addition, in fiscal 2003, we incurred special compensation charges of $366,000 with respect to arrangements entered into prior to our initial public offering.

Results of Operations

     The following table shows statement of income data expressed as a percentage of revenues for the periods indicated.

	Fiscal Year Ended March 31,
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	41.3	41.2	41.2
Member relations and marketing	19.7	20.2	20.0
General and administrative	12.4	12.7	11.3
Depreciation and loss on disposal of fixed assets	1.8	1.2	1.3
Special compensation and stock option related expenses	1.2	1.3	0.8

Total costs and expenses	76.4	76.6	74.6

Income from operations	23.6	23.4	25.4
Interest income	1.0	2.4	2.8

Income before provision for income taxes	24.6	25.8	28.2
Provision for income taxes	(10.3)	(10.4)	(11.7)

Net income	14.3%	15.4%	16.5%

Fiscal years ended March 31, 2003, 2004 and 2005

     Revenues. Total revenues increased 21.0% from $100.7 million in fiscal 2003 to $121.8 million in fiscal 2004, and increased 16.3% to $141.6 million in fiscal 2005. The increase in revenues was primarily due to the introduction and expansion of new programs and cross-selling existing programs to existing members. To a lesser degree, our revenue growth was also driven by sales to new member organizations and price increases. We offered 18 membership programs as of March 31, 2003, 21 as of March 31, 2004 and 25 as of March 31, 2005. Our contract value increased 17.0% from $106.7 million at March 31, 2003 to $124.9 million at March 31, 2004, and increased 17.0% to $146.1 million at March 31, 2005. Our average contract value per member increased from $46,472 for fiscal 2003 to $53,229 for fiscal 2004, and increased to $56,819 for fiscal 2005. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

     Cost of services. Cost of services increased 20.6% from $41.6 million, in fiscal 2003, to $50.2 million, in fiscal 2004 and increased 16.3% to $58.4 million in fiscal 2005. The increase in cost of services is primarily due to increased staffing and other costs associated with the development and delivery of our program content and tools. As a percentage of revenue, cost of services has remained relatively constant at 41.3%, 41.2% and 41.2% for fiscal 2003, fiscal 2004 and fiscal 2005, respectively. Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are recognized ratably over the membership year while costs are expensed as incurred. Because we offer a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Consequently, while cost of services increased since fiscal 2003, it has remained constant as a percentage of revenues.

     Member relations and marketing. Member relations and marketing expense increased 24.0% from $19.8 million or 19.7% of revenues in fiscal 2003 to $24.6 million, or 20.2% of revenues, in fiscal 2004, and increased 15.2% to $28.3 million, or 20.0% of revenues, in fiscal 2005. The increase in member relations and marketing expense was primarily due to an increase in sales staff and related costs associated with the introduction of new programs, as well as an increase in member relations personnel and related costs to serve the expanding membership base.

     General and administrative. General and administrative expense increased from $12.5 million, or 12.4% of revenues, in fiscal 2003 to $15.4 million, or 12.7% of revenues, in fiscal 2004, and increased to $16.0 million, or 11.3% of revenues, in fiscal 2005 with the development of new programs and the expansion of several administrative functions to support overall organizational growth. The decrease as a percent of revenues in fiscal 2005 reflects the leveraging of resources across our larger revenue base and the increased investment in recruiting and hiring efforts in the member relations and new product development areas that took place across fiscal 2004. General and administrative expense includes approximately $0.7 million, $1.0 million and $0.6 million in fiscal 2003, 2004 and 2005, respectively, of net charges from Atlantic Media Company for expenses related to management services, shared space and facilities and certain administrative functions. We believe these charges approximate the expense which would have been incurred had we provided the equivalent services internally. See note 9 to our financial statements for a detailed description of our arrangements with Atlantic Media Company.

     Depreciation. Depreciation expense decreased from $1.8 million, or 1.8% of revenues in fiscal 2003, to $1.4 million, or 1.2% of revenues in fiscal 2004, and increased to $1.8 million, or 1.3% of revenues in fiscal 2005. The decrease in fiscal 2004 was due to lower capital expenditures in fiscal 2003 and fiscal 2004 as compared to prior years. The increase in fiscal 2005 is related to additional depreciation on the build-out of our new headquarters facility.

     Special compensation and stock option related expenses. Special compensation and stock option related expenses increased from $1.1 million in fiscal 2003 to $1.7 million in fiscal 2004, and decreased to $1.3 million in fiscal 2005. In fiscal 2003, 2004 and 2005, we recognized approximately $781,000, $1.7 million and $1.3 million, respectively, in compensation expense reflecting additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that employees recognized upon the exercise of common stock options. In fiscal 2003, we incurred additional charges of $366,000 with respect to special compensation arrangements we entered into as a private company. Since our initial public offering, we have not entered into, and we do not anticipate that we will enter in the future, any special compensation arrangements. See note 11 to our financial statements for a detailed description of these arrangements.

     Interest income. Interest income increased to $4.0 million in fiscal 2005, from $2.9 million in fiscal 2004 and $1.0 million in fiscal 2003. The growth was principally from income associated with the increased levels of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities as further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $10.4 million, $12.7 million and $16.5 million in fiscal 2003, 2004 and 2005, respectively. Our effective income tax rate increased from 40.5% to 41.5% primarily due to new legislation enacted in October 2004 that disallows certain Washington, DC tax deductions, as well as adjustments made to certain deferred tax assets to agree to our recently filed income tax returns.

     We intend to file our 2004 Washington, DC income tax return as a Qualified High Technology Company. If approved, our Washington, DC income tax rate would be reduced to 0.0% and we would incur a noncash charge to earnings of approximately $8.7 million, representing the impact on our existing deferred tax asset of lowering the Washington, DC income tax rate. For further information please see Note 7 to our consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of memberships typically results in operating activities generating net positive cash flows on an annual basis. Net cash flows provided by operating activities were $44.5 million in fiscal 2003, $39.7 million in fiscal 2004 and $44.2 million in fiscal 2005. We had approximately $152.9 million in cash and cash equivalents and marketable securities at March 31, 2005. We expect that these funds and expected net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for at least the next 12 months.

     Cash flows from investing activities. Net cash flows used in investing activities in fiscal 2003 were $57.0 million, consisting of purchases of marketable securities of $56.5 million and purchases of property and equipment of $0.5 million. We used net cash flows in investing activities in fiscal 2004 of $46.5 million, consisting of purchases of marketable securities of $54.7 million, and purchases of property and equipment of $5.2 million, which includes approximately $4.6 million of expenditures relating to our new headquarters facility discussed below, offset by $13.4 million in proceeds on the redemption of marketable securities. We used net cash flows in investing activities in fiscal 2005 of $35.4 million, consisting of purchases of marketable securities of $51.9 million offset by $20.7 million in proceeds on the redemption of marketable securities and purchases of property and equipment of $4.1 million primarily related to the build-out of our new headquarters facility.

     Cash flows from financing activities. We generated $21.8 million and $14.9 million in cash from financing activities in fiscal 2003 and 2004, respectively, of which $21.5 million and $26.8 million, respectively, was from the receipt of cash for the exercise of stock options in conjunction with sales of our common stock by our employees. Also in fiscal 2003, 2004 and 2005, we received approximately $351,000, $331,000 and $276,000, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. In fiscal 2005 we used $22.4 million in financing activities. We generated $21.8 million from the receipt of cash for the exercise of stock options in conjunction with sales of our common stock by our employees. In fiscal 2004 and 2005 we repurchased 349,320 and 1,303,364 shares of our common stock at a total cost of approximately $12.2 million and $44.5 million, respectively. In January 2004, our Board of Directors authorized a share repurchase of up to $50 million of our common stock, and our Board of Directors increased this amount by an additional $50 million in October 2004.

     The lease on our former headquarters facility expired May 31, 2004. Beginning June 1, 2004, our headquarters are located in approximately 106,000 square feet of office space in Washington, DC. The facilities accommodate research, delivery, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease on the new facility contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes and insurance. We are also obligated to take additional expansion space in the building pursuant to the lease. We believe that our facilities are adequate for our current needs and that additional facilities are available for lease to meet any future needs.

     We have entered into a $3.2 million letter of credit agreement with a commercial bank which expires October 5, 2005, to provide a security deposit for our new office lease. We pledged certain assets as collateral under the letter of credit agreement. To date, no amounts have been drawn on this agreement.

     The following summarizes certain of our contractual obligations at March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. These obligations are more fully described in note 12 to the consolidated financial statements.

	Payments due by Period (in thousands)
	Total	<1 Year	1-3 Yrs	4-5 Yrs	>5 Yrs
Non-cancelable operating leases	$47,386	$2,958	$9,484	$7,504	$27,440
Facilities services contract	954	545	409	—	—

Total	$48,340	$3,503	$9,893	$7,504	$27,440

Off-Balance Sheet Arrangements

     At March 31, 2004 and 2005, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Share Repurchase

     In January 2004, we announced that our Board of Directors authorized a share repurchase of up to $50 million of our common stock. The authorized amount was increased by our Board to $100 million in October 2004. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We will fund our share repurchases with cash on hand and cash generated from operations.

Exercise of Certain Options

     Options granted to certain of our option holders under our 1997 and 2001 stock-based incentive compensation plans were exercised to acquire shares sold in public offerings at various times in fiscal 2003, 2004 and 2005. Upon the exercise of these options we received a total of approximately $21.5 million, $26.8 million and $21.8 million in fiscal 2003, 2004 and 2005, respectively, in cash in payment of option exercise prices.

      We recognized approximately $781,000, $1.7 million and $1.3 million in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in fiscal 2003, 2004 and 2005, respectively. We also incurred additional compensation expense for tax reporting purposes, but not for financial reporting purposes, that increased the deferred tax asset to reflect allowable tax deductions that will be realized in the determination of our income tax liability and therefore reduce our future income tax payments. In connection with these transactions, our deferred tax asset increased by approximately $20.9 million, $40.0 million, and $30.9 million in fiscal 2003, 2004 and 2005, respectively. Although the provision for income taxes for financial reporting purposes did not change, our actual cash payments will be reduced as the deferred tax asset is utilized.

Significant Related Party Transactions

Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to Atlantic Media Company (formerly DGB Enterprises, Inc., an entity created in 1997 by our founder, David G. Bradley, to manage his various business interests including his ownership in us), and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement ran through May 2004. We incurred rent expense under this arrangement of $3.4 million, $3.6 million and $0.6 million in fiscal 2003, 2004 and 2005, respectively.

Administrative Services

     In July 2001, we entered into an administrative services agreement whereby Atlantic Media Company provided us with services related to the facilities associated with our shared leased space, and we provided Atlantic Media Company with certain administrative services. Fees for the services were based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximated the cost for each entity to internally provide or externally source these services. We believe these charges approximated the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under the agreement of $0.7 million, $1.0 million and $0.6 million in fiscal 2003, 2004 and 2005, respectively.

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

Revenue recognition

     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable, and the full amount of program agreement fees receivable and related deferred revenue are recorded, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of March 31, 2003, 2004 and 2005, approximately $0.3 million, $1.3 million and $1.0 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

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

Deferred incentives and other charges

     Direct incentive compensation related to the negotiation of new and renewal memberships and other direct and incremental costs are deferred and amortized on a straight line basis over the term of the related memberships.

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

Washington, D.C. income tax legislation

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “2000 Act”) that modify the income and franchise tax, sales and use tax, and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). During the year ended March 31, 2005, the Fiscal Year 2005 Budget Support Act of 2004 (the “2004 Act”) was enacted which, among other things, clarified certain provisions of the 2000 Act.

     We have performed an analysis to support our position that we meet the definition of a QHTC under the provisions of the 2000 Act and we have submitted a claim for refund of certain prior-year sales and use taxes paid to the District of Columbia. As a QHTC, our Washington, D.C. income tax rate would be 0.0% for five years and 6.0% thereafter, and we would be eligible for certain Washington, D.C. income tax credits. In addition we would be entitled to relief from certain sales and use taxes. While we believe we qualify as a QHTC, we have not recognized the impact of this election within the consolidated financial statements because of uncertainties inherent in the regulations and the audit process by which the Office of Tax and Revenue would approve the claim for refund.

     For financial reporting purposes, we have valued our deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, we have continued to provide for income, sales and use taxes as if we were not a QHTC. However, if we had received a determination that we qualified for QHTC status as of March 31, 2005, we would have recorded a noncash charge to earnings of approximately $8.7 million, representing the impact on our existing deferred tax asset of lowering the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. Upon acceptance by the Office of Tax and Revenue of our election as a QHTC, we will record the applicable charge. Additionally, we would recognize the refund of any previously paid or provided sales and use taxes at that time.

Concentrations of credit risk

     Financial instruments that potentially expose us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and membership fees receivable. We maintain cash and cash equivalents and marketable securities with financial institutions. Any unrealized losses on marketable securities are determined to be other-than-temporary, due to the nature of the investments. The concentration of credit risk with respect to membership fees receivable is generally diversified due to our large number of members. However, we may be exposed to a declining membership base in periods of unforeseen market downturns, severe competition or regulatory developments. We perform periodic evaluations of the financial institutions and our membership base and establish allowances for potential credit losses.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Under the provisions of SFAS No. 123-R, the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date, will be reported in financing cash flows once the statement becomes effective. SFAS No. 123-R further allows for either a modified prospective method of adoption or a retrospective method of adoption, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We are required to adopt SFAS No. 123(R) in the quarter beginning April 1, 2006. We are evaluating the transition methods and the impact of SFAS No. 123(R) and expect that we will record substantial non-cash compensation expenses following adoption. The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or net cash flows but is expected to have a significant adverse effect on the reporting of our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At March 31, 2005, our marketable securities consist of $11.7 million in tax-exempt notes and bonds issued by the District of Columbia, $22.9 million in tax-exempt notes and bonds issued by other states, and $90.5 million in U.S. government agency securities. The average maturity on all our marketable securities as of March 31, 2005 was approximately 5.2 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2004 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries at March 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Advisory Board Company and subsidiaries internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
June 9, 2005

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$41,389	$27,867
Marketable securities	3,737	3,003
Membership fees receivable, net	14,338	21,320
Prepaid expenses and other current assets	1,745	2,430
Deferred income taxes	17,123	19,774

Total current assets	78,332	74,394
Property and equipment, net	6,701	9,023
Deferred incentive compensation and other charges	3,751	6,189
Deferred income taxes, net of current portion	20,532	33,489
Marketable securities	94,683	122,044

Total assets	$203,999	$245,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$72,410	$82,262
Accounts payable and accrued liabilities	8,262	8,733
Accrued incentive compensation	7,704	7,820

Total current liabilities	88,376	98,815

Other long-term liabilities	—	1,010

Total liabilities	88,376	99,825

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 18,323,526 and 19,917,813 shares issued at March 31, 2004 and 2005, respectively, and 17,974,206 and 19,265,129 shares outstanding at March 31, 2004 and 2005, respectively	183	199
Additional paid-in capital	88,885	142,040
Retained earnings	37,694	27,925
Accumulated elements of other comprehensive income (losses)	1,031	(1,273)
Treasury stock, 349,320 and 652,684 shares at March 31, 2004 and 2005, respectively	(12,170)	(23,577)

Total stockholders’ equity	115,623	145,314

Total liabilities and stockholders’ equity	$203,999	$245,139

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended March 31,
	2003	2004	2005
Revenues:	$100,714	$121,847	$141,649

Costs and expenses:
Cost of services (excluding special compensation and stock option related expenses of $615, $560 and $550)	41,598	50,167	58,354
Member relations and marketing (excluding special compensation and stock option related expenses of $133, $256 and $216)	19,842	24,599	28,347
General and administrative (excluding special compensation and stock option related expenses of $399, $857 and $487)	12,507	15,445	15,965
Depreciation and loss on disposal of fixed assets	1,827	1,415	1,820
Special compensation and stock option related expenses	1,147	1,673	1,253

Total costs and expenses	76,921	93,299	105,739

Income from operations	23,793	28,548	35,910
Interest income	1,038	2,911	3,971

Income before provision for income taxes	24,831	31,459	39,881
Provision for income taxes	(10,392)	(12,739)	(16,534)

Net income	$14,439	$18,720	$23,347

Earnings per share:
Net income per share — basic	$1.10	$1.19	$1.32
Net income per share — diluted	$0.85	$1.00	$1.22
Basic weighted average number of shares outstanding	13,139	15,745	17,738
Diluted weighted average number of shares outstanding	16,996	18,680	19,161

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

						Accumulated
						Elements
	Common Stock		Additional			Of Other			Annual
			Paid-in	Deferred	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	Stock	Total	Income

Balance at March 31, 2002	12,149,735	$121	$(20,877)	$(366)	$4,535	$—	$—	$(16,587)
Amortization of deferred compensation	—	—	—	366	—	—	—	366	$—
Exercise of stock options	2,616,382	26	21,427	—	—	—	—	21,453	—
Tax benefit on exercise of options	—	—	20,921	—	—	—	—	20,921	—
Issuance of common stock under employee stock purchase plan	13,450	1	350	—	—	—	—	351	—
Unrealized gains on available-for-sale marketable securities, net of income taxes	—	—	—	—	—	552	—	552	552
Net income	—	—	—	—	14,439	—	—	14,439	14,439

Balance at March 31, 2003	14,779,567	148	21,821	—	18,974	552	—	41,495	$14,991

Exercise of stock options	3,533,296	35	26,737	—	—	—	—	26,772	$—
Tax benefit on exercise of options	—	—	39,996	—	—	—	—	39,996	—
Issuance of common stock under employee stock purchase plan	10,663	—	331	—	—	—	—	331	—
Purchase of treasury stock	(349,320)	—	—	—	—	—	(12,170)	(12,170)	—
Net unrealized gains on available-for-sale marketable securities, net of income taxes	—	—	—	—	—	479	—	479	479
Net income	—	—	—	—	18,720	—	—	18,720	18,720

Balance at March 31, 2004	17,974,206	183	88,885	—	37,694	1,031	(12,170)	115,623	$19,199

Exercise of stock options	2,585,103	26	21,976	—	—	—	—	22,002	$—
Tax benefit on exercise of options	—	—	30,903	—	—	—	—	30,903	—
Issuance of common stock under employee stock purchase plan	9,184	—	276	—	—	—	—	276	—
Purchase of treasury stock	(1,303,364)	—	—	—	—	—	(44,533)	(44,533)	—
Retirement of treasury stock	—	(10)	—	—	(33,116)	—	33,126	—	—
Net unrealized losses on available-for-sale marketable securities, net of income taxes	—	—	—	—	—	(2,304)	—	(2,304)	(2,304)
Net income	—	—	—	—	23,347	—	—	23,347	23,347

Balance at March 31, 2005	19,265,129	$199	$142,040	$—	$27,925	$(1,273)	$(23,577)	$145,314	$21,043

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$14,439	$18,720	$23,347
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	1,722	1,415	1,704
Loss on disposal of fixed assets	105	—	116
Special compensation arrangements	(363)	—	—
Deferred income taxes	237	(616)	1,913
Tax benefits resulting from the exercise of common stock options	5,903	13,260	14,954
Amortization of marketable securities premiums	352	755	724
Changes in operating assets and liabilities:
Membership fees receivable	4,865	(5,104)	(6,982)
Prepaid expenses and other current assets	(657)	(145)	(351)
Deferred incentive compensation and other charges	(365)	(1,492)	(2,438)
Deferred revenues	12,115	8,757	9,852
Accounts payable and accrued liabilities	4,955	3,356	268
Accrued incentive compensation	1,240	805	116
Other liabilities	—	—	1,010

Net cash flows provided by operating activities	44,548	39,711	44,233

Cash flows from investing activities:
Purchases of property and equipment	(531)	(5,225)	(4,142)
Redemption of marketable securities	—	13,350	20,713
Purchases of marketable securities	(56,515)	(54,661)	(51,940)

Net cash flows used in investing activities	(57,046)	(46,536)	(35,369)

Cash flows from financing activities:
Proceeds on issuance of stock from exercise of options	21,453	26,772	21,846
Reimbursement of offering costs	992	149	188
Payment of offering costs and other distributions	(956)	(169)	(163)
Issuance of common stock under employee stock purchase plan	351	331	276
Purchase of treasury shares	—	(12,170)	(44,533)

Net cash flows provided by (used in) financing activities	21,840	14,913	(22,386)

Net increase (decrease) in cash and cash equivalents	9,342	8,088	(13,522)
Cash and cash equivalents, beginning of year	23,959	33,301	41,389

Cash and cash equivalents, end of year	$33,301	$41,389	$27,867

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,000	$—	$33

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

2. Basis of presentation

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

     Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the current year’s presentation.

3. Summary of significant accounting policies

Cash equivalents and marketable securities

     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. As of March 31, 2004 and 2005, the Company’s marketable securities consisted of U.S. government agency obligations and Washington, D.C. and other state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of other comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. The Company may not hold its marketable securities to maturity and may elect to sell the securities at any time.

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

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value. Fair value is generally determined using estimates of discounted cash flows. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. The Company believes that no such impairment existed as of March 31, 2004 and 2005.

Revenue recognition

     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable, and the full amount of program agreement fees receivable and related deferred revenue are recorded, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of March 31, 2003, 2004 and 2005, approximately $0.3 million, $1.3 million and $1.0 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

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

Deferred incentives and other charges

     Direct incentive compensation related to the negotiation of new and renewal memberships and other direct and incremental costs are deferred and amortized over the term of the related memberships.

Earnings per share

     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended March 31,
	2003	2004	2005
Basic weighted average common shares outstanding	13,139	15,745	17,738
Potential common shares outstanding	3,857	2,935	1,423

Diluted weighted average common shares outstanding	16,996	18,680	19,161

Concentrations of risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and membership fees receivable. The Company maintains cash and cash equivalents and marketable securities with financial institutions. Marketable securities consist of U.S. government agency obligations and municipal obligations, primarily from the District of Columbia. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. Any unrealized losses on marketable securities are determined to be other-than-temporary, due to the nature of the investments. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities comprising the Company’s membership base, and the Company establishes allowances for potential credit losses.

     The Company generates revenues from customers located outside the United States. For each of the years ended March 31, 2003, 2004 and 2005, the Company generated approximately 1% of revenues from customers outside the United States. No one customer accounted for more than 2% of revenues for any period presented.

Income taxes

     Deferred income taxes are determined on the asset and liability method. Under this method, temporary differences arise as a result of the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and tax rates on the date of the enactment of the change.

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

Research and development costs

     Costs related to the research and development of new programs are expensed when incurred. Research and development costs were immaterial for the fiscal years ended March 31, 2003, 2004 and 2005.

Stock-based compensation

     The Company has several stock-based compensation plans, which are described more fully in Note 11. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (collectively, “APB No. 25”). In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), the pro forma stock-based compensation cost, net income and basic and diluted earnings per share is computed as if the fair value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all options.

     The fair values of options granted from the date of the Spin-Off, were estimated at the date of grant for each period using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,
	2003	2004	2005
Risk free interest rate	3.91%	2.63%	3.84%
Dividend yield	—	—	—
Weighted average expected lives of options	7.5 years	5 years	5 years
Expected volatility	48%	40%	28%
Weighted average fair values of options granted	$19.01	$13.62	$12.39

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

     The special compensation and stock option expenses included in the consolidated statements of operations relates to additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that employees recognized on the exercise of stock options. The Company did not recognize any stock compensation expense in accordance with APB No. 25. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. If the Company had used the fair value accounting provisions of SFAS No. 123, pro forma net income (loss) for each period would have been as follows (in thousands, except per share information):

	Year Ended March 31,
	2003	2004	2005
Net income, as reported	$14,439	$18,720	$23,347
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(7,753)	(8,843)	(8,670)

Pro forma net income	$6,686	$9,877	$14,677

Pro forma net income per share:
Basic — as reported	$1.10	$1.19	$1.32
Diluted — as reported	$0.85	$1.00	$1.22
Basic — pro forma	$0.51	$0.63	$0.83
Diluted — pro forma	$0.41	$0.54	$0.79

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

Recent accounting pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Under the provisions of SFAS No. 123-R, the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date, will be reported in financing cash flows once the statement becomes effective. SFAS No. 123-R further allows for either a modified prospective method of adoption or a retrospective method of adoption, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is required to adopt SFAS No. 123(R) in the quarter beginning April 1, 2006. The Company is evaluating the transition methods and the impact of SFAS No. 123(R) and expects that it will record substantial non-cash compensation expenses following adoption. The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition or net cash flows but is expected to have a significant adverse effect on the reporting of the Company’s results of operations.

4. Marketable securities

     The aggregate value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2005
			Gross	Gross
			Unrealized	Unrealized
	Market Value	Amortized Cost	Gains	Losses
U.S. government agency obligations	$90,466	$92,237	$3	$(1,775)
Washington, D.C. tax exempt obligations	11,688	11,523	165	—
Tax exempt obligations of other states	22,893	23,455	3	(565)

	$125,047	$127,215	$171	$(2,340)

	As of March 31, 2004
			Gross	Gross
			Unrealized	Unrealized
	Market Value	Amortized Cost	Gains	Losses
U.S. government agency obligations	$79,412	$78,329	$1,245	$(162)
Washington, D.C. tax exempt obligations	15,989	15,469	520	—
Tax exempt obligations of other states	3,019	2,921	98	—

	$98,420	$96,719	$1,863	$(162)

The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2005
	Fair Market
	Value	Amortized Cost
Matures in less than 1 year	$3,003	$3,011
Matures after 1 year through 5 years	48,527	49,291
Matures after 5 years through 10 years	73,517	74,913

	$125,047	$127,215

The average maturity on all marketable securities held by the Company as of March 31, 2005 was approximately 5.2 years.

5. Membership fees receivable

     Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2004	2005
Billed fees receivable	$9,718	$12,517
Unbilled fees receivable	6,270	10,653

	15,988	23,170
Allowance for uncollectible revenue	(1,650)	(1,850)

Membership fees receivable, net	$14,338	$21,320

     Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay on an installment basis.

6. Property and equipment

     Property and equipment consists of the following (in thousands):

	As of March 31,
	2004	2005
Leasehold improvements, furniture, fixtures and equipment	$13,426	$17,078
Software and web development costs	4,060	4,066

	17,486	21,144
Accumulated depreciation	(10,785)	(12,121)

Property and equipment, net	$6,701	$9,023

7. Income taxes

     The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2003	2004	2005
Current	$10,155	$13,357	$14,374
Deferred	237	(618)	2,160

Provision for income taxes	$10,392	$12,739	$16,534

     Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2004	2005
Deferred income tax assets:
Net operating loss carryforward	$34,522	$50,478
Compensation accrued for financial reporting purposes	3,750	4,197
Unrealized losses on available-for-sale securities	—	895
Reserve for uncollectible revenue	684	767
Long term membership contracts	354	—
Other	—	533
Deferred income tax liabilities:
Depreciation	—	(1,797)
Unrealized gains on available-for-sale securities	(670)	—
Deferred incentive compensation and other deferred charges	(985)	(1,810)

Net deferred income tax assets	$37,655	$53,263

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2003	2004	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	6.5	6.5	6.5
Tax-exempt interest income	(0.7)	(1.3)	(1.5)
Other permanent differences, net	1.1	0.3	1.5

Effective tax rate	41.9%	40.5%	41.5%

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

     The Company has federal net operating loss carryforwards in the amount of approximately $118.0 million and state net operating loss carryforwards of approximately $133.2 million at March 31, 2005. The net operating losses expire between 2022 and 2025. The Company utilized tax benefits from the exercise of stock options that were recorded in the consolidated statements of stockholders’ equity to offset the current tax provision that was recorded in the consolidated statements of income which resulted in no current tax liability for the year ended March 31, 2005.

Washington, DC income tax incentives

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “2000 Act”) that modify the income and franchise tax, sales and use tax, and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). During the year ended March 31, 2005, the Fiscal Year 2005 Budget Support Act of 2004 (the “2004 Act”) was enacted which, among other things, clarified certain provisions of the 2000 Act.

     The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the 2000 Act and has submitted a claim for refund of certain prior-year sales and use taxes paid to the District of Columbia. As a QHTC, the Company’s Washington, D.C. income tax rate would be 0.0% for five years and 6.0% thereafter, and the Company would be eligible for certain Washington, D.C. income tax credits. In addition the Company would be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has not recognized the impact of this election within the financial statements because of uncertainties inherent in the regulations and the audit process by which the Office of Tax and Revenue would approve the claim for refund.

     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status as of March 31, 2005, it would have recorded a noncash charge to earnings of approximately $8.7 million, representing the impact on its existing deferred tax asset of lowering the Washington, D.C. income tax rate to 0.0% for five years, net of any income tax credits discussed above. Upon acceptance by the Office of Tax and Revenue of the Company’s election as a QHTC, the Company will record the applicable charge. Additionally, the Company would recognize the refund of any previously paid or provided sales and use taxes at that time.

8. Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on certain investments in marketable securities. Comprehensive income for the years ended March 31, 2003, 2004 and 2005 was $15.0 million, $19.2 million and $21.0 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised solely of net unrealized gains and losses on marketable securities net of applicable income taxes.

9. Transactions with affiliates

Lease and Sublease Agreements

     In fiscal 2000 the Company assigned its office lease to Atlantic Media Company (formerly DGB Enterprises, Inc., an entity created in 1997 by the Company’s founder, David G. Bradley, to manage his various business interests including his ownership in the Company), and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement expired in May 2004. The Company incurred rent expense under this arrangement of $3.4 million, $3.6 million and $0.6 million in fiscal 2003, 2004 and 2005, respectively.

Administrative Services

     In July 2001, the Company entered into an administrative services agreement whereby Atlantic Media Company provided the Company with services related to the facilities associated with the Company’s shared leased space, and the Company provided Atlantic Media Company with certain administrative services. Fees for the services were based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximated the cost for each entity to internally provide or externally source these services. The Company believes these charges approximated the costs which would have been incurred had the Company operated on a stand-alone basis. The Company incurred net charges under the agreement of $0.7 million, $1.0 million and $0.6 million in fiscal 2003, 2004 and 2005, respectively. Services under this arrangement generally ended in connection with the Company’s move to a new headquarters facility in June 2004.

10. Public offerings of common stock

     Options granted to certain of the Company’s option holders under the Company’s 1997 and 2001 stock-based incentive compensation plans were exercised to acquire shares sold in public offerings at various times in fiscal 2003, fiscal 2004 and fiscal 2005. Upon the exercise of these options the Company received a total of approximately $21.5 million, $26.8 million and $22.0 million in fiscal 2003, 2004 and 2005, respectively, in cash in payment of option exercise prices.

     The Company recognized approximately $781,000, $1.7 million and $1.3 million in compensation expense reflecting additional FICA taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in fiscal 2003, 2004 and 2005, respectively. The Company also incurred additional compensation expense for tax reporting purposes, but not for financial reporting purposes, that increased the deferred tax asset to reflect allowable tax deductions that will be realized in the determination of the Company’s income tax liability and therefore reduce its future income tax payments. In connection with these transactions, the Company’s deferred tax asset increased by approximately $20.9 million, $40.0 million, and $30.9 million in fiscal 2003, 2004 and 2005, respectively. Although the provision for income taxes for financial reporting purposes did not change, the Company’s actual cash payments will be reduced as the deferred tax asset is utilized.

11. Stock option plans, special compensation arrangements and other employee benefit plans

Stock-based incentive compensation plans

     The 1997 Stock-Based Incentive Compensation Plan (1997 Plan) provided for the issuance of options to purchase up to 10,104,000 shares of the Company’s common stock. In connection with the Company’s initial public offering, the stock options granted pursuant to the 1997 Plan generally became exercisable in equal portions on each of the first three anniversaries of the initial public offering. The options generally expire five years after the initial public offering.

     On June 1, 2001, the Company adopted the 2001 Stock-Based Incentive Compensation Plan (2001 Plan). The 2001 Plan is designed to provide for the grant of stock options that qualify as incentive stock options as well as stock options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Stock options granted pursuant to the 2001 Plan may only be granted to the Company’s officers, independent contractors, employees and prospective employees. The aggregate number of shares of the Company’s common stock issuable under the 2001 Plan may not exceed 2,357,600 shares, plus any remaining shares not issued under the 1997 Plan. All options granted under the 2001 Plan to date have been granted to employees.

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

Stock Option Repurchase Agreements

     During fiscal 2002, the Company entered into an agreement to repurchase certain stock options from an employee at a fixed price. Compensation expense was recognized under this agreement over the relevant required employment periods. Total compensation expense under the agreement was $0.4 million in fiscal 2003 and is included in special compensation and stock option related expenses.

Transactions under stock option plans

     The following table summarizes the changes in common stock options for all of the common stock option plans described above.

			Weighted
		Exercise Price	Average
	Number of Options	Per Share	Exercise Price
Outstanding at March 31, 2002	9,799,916	$2.91-19.00	$8.42
Options granted	638,416	29.28 - 36.12	30.44
Options exercised	(2,616,382)	5.94 - 19.00	8.20
Options cancelled	(67,180)	7.13 - 29.77	14.65

Outstanding at March 31, 2003	7,754,770	2.91 – 36.12	10.26
Options granted	896,000	34.44 – 47.49	35.15
Options exercised	(3,533,296)	2.91 – 29.28	7.55
Options cancelled	(141,045)	7.13 – 29.28	18.60

Outstanding at March 31, 2004	4,976,429	7.13 – 47.49	16.34
Options granted	971,832	34.32 – 39.45	38.51
Options exercised	(2,585,103)	7.13 – 34.81	8.51
Options cancelled	(106,000)	19.00 – 36.89	31.10

Outstanding at March 31, 2005	3,257,158	$7.13–47.49	$28.77

     Exercise prices for options outstanding at March 31, 2005, are as follows:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
Range of Exercise	Number	Average	Contractual	Number	Exercise
Prices	Outstanding	Exercise Price	Life - Years	Exercisable	Price
$7.13 – 9.50	486,478	$7.13	2.7	450,272	$7.13
9.50 – 14.25	26,992	11.88	3.4	26,992	11.88
19.00 – 23.75	473,440	19.00	6.5	116,940	19.00
28.49 – 33.24	434,000	30.34	7.8	54,500	29.50
33.24 – 37.99	1,050,248	34.82	9.0	85,416	34.25
37.99 – 42.74	764,000	39.45	7.0	—	—
42.74 – 47.49	22,000	47.46	8.5	5,500	47.46

$7.13 – 47.49	3,257,158	$28.77	7.0	739,620	$14.26

Benefit Plan

     The Company sponsors a defined contribution 401(k) plan (the Plan) for all employees who have reached the age of twenty-one. The Company provides contributions equal to 50% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the years ended March 31, 2003, 2004 and 2005 were approximately $499,000, $573,000 and $648,000, respectively.

Employee Stock Purchase Plan

     In October 2001, the Company established an employee stock purchase plan (the ESPP). Under the ESPP, employees may authorize payroll deductions not to exceed 15% of their salary to purchase shares of the Company’s common stock quarterly at 85% of the lesser of the share price on the first or last day of the quarter. The ESPP is authorized to issue up to 842,000 shares of the Company’s common stock. For the years ended March 31, 2003 2004 and 2005 the Company issued 13,450, 10,663 and 9,184 shares of common stock under the ESPP, respectively.

12. Commitments and contingencies

Operating Leases

     The Company assigned its office lease to DGB Enterprises as of July 1, 1999, and subsequently entered into a sub-lease agreement (the Sublease) with DGB Enterprises, which expired in May 2004.

     In October 2003, the Company entered into a new lease for its headquarters space (New Lease) which took effect on June 1, 2004 and has a 15-year term. The terms of the New Lease contain provisions for rental escalation and the Company is required to pay its portion of executory costs such as taxes and insurance. The Company is also obligated to take additional expansion space in the building pursuant to the lease. The Company’s future minimum lease payments under the New Lease, including expansion space but excluding rental escalation and executory costs, are as follows (in thousands):

Year Ending March 31,
2006	$2,958
2007	2,278
2008	3,367
2009	3,839
2010	3,782
Thereafter	31,162

Total	$47,386

     Rent expense during the years ended March 31, 2003, 2004 and 2005 was approximately $3.6 million, $3.7 million and $4.0 million, respectively.

     The Company entered into a $3.2 million letter of credit agreement with a commercial bank which expires October 5, 2005, to provide a security deposit for the New Lease. Certain assets have been pledged as collateral under the letter of credit agreement. To date, no amounts have been drawn on this agreement.

Litigation

     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not a party to, and its property is not subject to, any material legal proceedings.

Other

     The Company has outsourced certain office functions to a vendor under a five-year services contract that includes minimum commitments of approximately $50,000 per month through December 2006.

13. Quarterly financial data (unaudited)

     Unaudited summarized financial data by quarter for the years ended March 31, 2004 and 2005 is as follows (in thousands, except per share amounts):

	Fiscal 2004 Quarter Ended
	June 30	September 30	December 31	March 31
Revenues	$28,449	$29,951	$31,262	$32,185
Cost of services	11,617	12,291	13,167	13,092
Income from operations	6,863	7,218	6,958	7,509
Income before income taxes	7,444	7,898	7,739	8,378
Net income	4,430	4,700	4,605	4,985
Earnings per share:
Basic	$0.29	$0.30	$0.29	$0.30
Diluted	$0.24	$0.25	$0.25	$0.26

	Fiscal 2005 Quarter Ended
	June 30	September 30	December 31	March 31
Revenues	$33,025	$34,680	$36,206	$37,738
Cost of services	13,674	14,166	15,059	15,455
Income from operations	8,516	8,925	8,763	9,706
Income before income taxes	9,409	9,841	9,764	10,867
Net income	5,598	5,855	5,482	6,412
Earnings per share:
Basic	$0.31	$0.34	$0.31	$0.35
Diluted	$0.29	$0.31	$0.29	$0.33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

Item 9A. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

     No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), an Internal Control-Integrated Framework. The Company’s management has concluded that, as of March 31, 2005, internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on our assessment of internal control over financial reporting, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:

     We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Controls, that The Advisory Board Company and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Advisory Board Company and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that The Advisory Board Company and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Advisory Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2004 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2005 and our report dated June 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
June 9, 2005

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the names, ages and positions within The Advisory Board Company of the persons who serve as our directors and executive officers as of March 31, 2005.

Directors and Executive Officers	Age	Position
Frank J. Williams	38	Chairman of the Board and Chief Executive Officer
Marc N. Casper	37	Director
Kelt Kindick	50	Director
Joseph E. Laird, Jr.	59	Director
Mark R. Neaman	54	Director
Leon D. Shapiro	46	Director
LeAnne M. Zumwalt	46	Director
Scott M. Fassbach	45	Chief Research Officer
David L. Felsenthal	34	Chief Financial Officer, Secretary and Treasurer
Scott A. Schirmeier	36	General Manager, Sales and Marketing
Richard A. Schwartz	39	General Manager, Research

     Frank J. Williams joined us in September 2000 as an Executive Vice President and has been our Chief Executive Officer and a director since June 2001. In November 2004, he began serving as Chairman of our Board of Directors. From June 2000 through January 2001, Mr. Williams was also the President of an affiliated company, eHospital NewCo Inc., focused on developing and delivering health care content to patients and providers via the Internet. From May 1999 to May 2000, Mr. Williams served as the President of MedAmerica OnCall, a provider of outsourced services to physician organizations, hospitals, and managed care entities. Mr. Williams also served as a Vice President of Vivra Incorporated and as the General Manager of Vivra Orthopedics, an operational division of Vivra Specialty Partners, a private health care services and technology firm. Earlier in his career, Mr. Williams was employed by Bain & Company. Mr. Williams received a B.A. from University of California, Berkeley, and an M.B.A. from Harvard Business School.

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

     Kelt Kindick has been a director since November 2001, and was named Lead Director in November 2004. He serves as a senior partner at Bain & Company, Inc., a privately held management consulting firm. Mr. Kindick joined Bain & Company in 1980, was elected partner in 1986, served as Managing Director of the firm’s Boston office from 1991 to 1996 and as Chairman of the firm’s executive committee from 1998 to 1999. Mr. Kindick also served as the Chief Financial Officer of the Commonwealth of Massachusetts from 2003 to 2004. Mr. Kindick received a B.A. from Franklin & Marshall College and an M.B.A. from Harvard Business School.

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

     Mark R. Neaman has served as a member of our Board of Directors since 2004. Since 1992 Mr. Neaman has served as President and Chief Executive Officer of Evanston Northwestern Healthcare Corporation, a $1 billion integrated provider of healthcare services which includes three hospitals, a 500-physician multi-specialty group practice, a $100 million foundation, a research institute and is an academic affiliate of Northwestern University, where he holds a faculty position as a Senior Fellow. From 1984 to 1991 Mr. Neaman served as Evanston Northwestern’s Executive Vice President and Chief Operating Officer. Mr. Neaman serves on the board of directors of several private healthcare entities and charitable and educational organizations. Mr. Neaman received a B.S. in Business Administration and an M.S. in Business and Healthcare Administration from The Ohio State University.

     Leon D. Shapiro has served as a member of our Board of Directors since 2004. Mr. Shapiro was recently named Group President of The NPD Group, Inc., a global provider of consumer and retail information, where he heads all their technology related businesses. From 1989 to 2004, Mr. Shapiro was with Gartner, Inc., the leading provider of research and analysis on the global information technology industry. Most recently he was President, Gartner Executive Programs and a member of the Gartner Leadership Team. Previously Mr. Shapiro was senior vice president and general manager of Gartner Community, which included Gartner’s Worldwide Events, Best Practices and Executive Programs business divisions, where he built the world’s largest CIO membership program. He earned his bachelor’s degree in economics and political science from the Hebrew University of Jerusalem in Israel and has completed advanced M.B.A. courses at the University of Connecticut.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and 10% stockholders to file forms with the Securities and Exchange Commission to report their beneficial ownership of our stock and any changes in beneficial ownership. Anyone required to file forms with the Securities and Exchange Commission must also send copies of the forms to us. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2005 except that Mr. Kindick filed one late Form 4 reporting the transfer of stock options pursuant to a marital property settlement.

Audit Committee Financial Expert

     The Board of Directors has determined that Ms. LeAnne M. Zumwalt, Chair of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

     We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Kindick, Mr. Neaman and Ms. Zumwalt.

Code of Ethics

     We have adopted a code of ethics that applies to all of our senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and directors. We have filed a copy of this code of ethics as Exhibit 14.1 to our Form 10-K for fiscal 2004 with the Securities and Exchange Commission.

Item 11. Executive Compensation.

     The following table presents certain information concerning compensation earned for services rendered for fiscal 2003, 2004 and 2005 by the Chief Executive Officer and the four other most highly paid persons who served as executive officers during fiscal 2005 (the “Named Officers”).

				Long-Term
				Compensation
	Fiscal	Annual Compensation		Number of	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation
Frank J. Williams	2005	$500,000	$225,000	90,000	$—
Chief Executive Officer and Director	2004	$500,000	$100,000	85,000	$—
	2003	$500,000	$200,000	50,000	$—

Scott M. Fassbach	2005	$535,600	$—	23,000	$—
Chief Research Officer	2004	$535,600	$—	27,000	$—
	2003	$535,600	$15,000	12,000	$—

David L. Felsenthal	2005	$330,000	$125,000	27,000	$—
Chief Financial Officer, Secretary and	2004	$300,000	$85,000	27,000	$—
Treasurer	2003	$300,000	$75,000	16,000	$—

Scott A. Schirmeier	2005	$315,000	$85,000	23,000	$—
General Manager, Sales and Marketing	2004	$315,000	$—	22,000	$—
	2003	$315,000	$80,000	12,000	$—

Richard A. Schwartz	2005	$482,040	$40,000	23,000	$—
General Manager, Research	2004	$482,040	$30,000	25,000	$—
	2003	$482,040	$17,000	12,000	$400,000	(1)

(1)	Represents payments made pursuant to special equity-based compensation arrangements we entered into with selected employees while we were a private company. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any new special equity-based compensation arrangements.

Option Grants in Fiscal 2005

     The following table shows information about stock option grants to our Named Officers during fiscal 2005. These options are included in the Summary Compensation Table above. All options were granted at fair market value under The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. All of the options granted have seven-year terms and vest over four years. The rules of the Securities and Exchange Commission require us to show hypothetical gains that the Named Officers would have for these options at the end of their ten-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by Securities and Exchange Commission rules. They are not our estimate or projection of future stock prices.

Stock Option Grants in Fiscal 2005

		% of Total
	Number of	Options
	Shares	Granted to			Potential Realizable Value at Assumed
	Underlying	Employees	Exercise		Rates of Stock Price Appreciation for
	Option	in Fiscal	Price (per	Expiration	Option Term
Name	Grants	Year	share)	Date	5%	10%
Frank J. Williams	90,000	9.3%	$39.45	March 14, 2012	$1,445,410	$3,368,420
David L. Felsenthal	27,000	2.8	39.45	March 14, 2012	433,623	1,010,526
Scott M. Fassbach	23,000	2.4	39.45	March 14, 2012	369,383	860,818
Richard A. Schwartz	23,000	2.4	39.45	March 14, 2012	369,383	860,818
Scott A. Schirmeier	23,000	2.4	39.45	March 14, 2012	369,383	860,818

Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

     The following table shows information about the value realized on option exercises for each of our Named Officers during fiscal 2005 and the value of their unexercised options at the end of fiscal 2005. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.

Aggregated Option Exercises in Fiscal 2005
and Year-End Option Values

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired		Options at Fiscal Year-End		Fiscal Year-End (1)
Name	On Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank J. Williams	140,000	$4,390,400	233,010	323,680	$8,521,176	$4,540,328
David L. Felsenthal	59,958	1,880,596	89,952	87,000	3,289,545	955,480
Scott M. Fassbach	265,000	8,310,400	80,175	79,000	2,932,000	893,280
Richard A. Schwartz	150,858	4,730,907	—	77,000	—	875,500
Scott A. Schirmeier	68,763	2,156,408	—	74,000	—	848,830

(1)	Based on the closing price of our common stock on March 31, 2005 of $43.70 per share.

Board of Directors Compensation

     The Board of Directors or, to the extent authorized by the Board, the Compensation Committee, sets directors’ compensation under The Advisory Board Company Directors’ Stock Plan and such other arrangements as are deemed to be appropriate. Upon joining our Board of Directors, directors who were not otherwise Company employees received a one-time grant of options to purchase 40,416 shares of common stock. Non-employee directors receive a grant of options to purchase 10,000 shares of common stock annually and a $15,000 annual retainer.

     In July 2004, the Board of Directors established the position of Lead Director to be filled in the event the positions of Chairman of the Board and the office of Chief Executive Officer are held by the same person. The Lead Director’s role is to preside at meetings of non-management members of the Board, and to perform other similar functions as deemed appropriate by the Board. Upon being named the Lead Director in November 2004, Mr. Kindick received a one-time grant of options to purchase 60,000 shares of common stock. The Lead Director receives a grant of options to purchase 30,000 shares of common stock annually and a $100,000 annual retainer.

     Directors who are also employees in other capacities, including Mr. Williams who is the Chairman of our Board of Directors and Chief Executive Officer, do not receive additional compensation for their service on the Board of Directors. Compensation paid to Mr. Williams for fiscal 2005 is described above in Item 11 of this Annual Report on Form 10-K.

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

Employment Arrangements

     In addition to his role as Chairman of the Board of Directors, Mr. Williams is employed as our Chief Executive Officer pursuant to the terms of an employment agreement which continues in effect until his termination or separation from the Company. Under the terms of the employment agreement, Mr. Williams received an annual salary of $500,000 in fiscal 2005. Mr. Williams’ annual salary is subject to periodic increase at the discretion of the Board of Directors, and upon recommendation by the Compensation Committee. Mr. Williams’ employment agreement also provides for an annual discretionary bonus. In fiscal 2005, Mr. Williams was awarded a bonus of $225,000 based on his managerial performance. The employment agreement requires Mr. Williams to devote his efforts and abilities to us on a full-time basis. If Mr. Williams is terminated without cause, the employment agreement provides that he will continue to receive his base salary for one year after the date of termination and that all the options granted to him will vest and become exercisable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of June 2, 2005, by (i) each person known to the Company to own 5% or more of the Company’s common stock, (ii) each Named Officer (as defined in the section of this Annual Report on Form 10-K entitled “Executive Compensation”), (iii) each director or director nominee and (iv) all current directors and executive officers as a group.

	Amount and Nature of
	Beneficial		Total
	Ownership (1)		Equity Stake (2)
Name of Beneficial Owner	Number	Percent	Number	Percent
Frank J. Williams(3)	233,010	1.2%	556,690	2.8%
Marc N. Casper(4)	50,416	*	60,416	*
Kelt Kindick(5)	35,208	*	95,208	*
Joseph E. Laird, Jr.(6)	43,064	*	53,064	*
Mark R. Neaman	—	—	40,416	*
Leon D. Shapiro	—	—	40,416	*
LeAnne M. Zumwalt(7)	60,416	*	70,416	*
David L. Felsenthal(8)	89,952	*	176,952	*
Scott M. Fassbach(9)	80,175	*	159,175	*
Richard A. Schwartz	3,000	*	80,000	*
Scott A. Schirmeier	—	—	74,000	*
Perry Corp.(10)	1,622,651	8.4	1,622,651	8.4
Wellington Management Company, LLP(11)	1,318,170	6.8	1,318,170	6.8
T. Rowe Price Associates, Inc.(12)	1,016,578	5.3	1,016,578	5.3
All directors, director nominees and executive officers as a group (11 people)	592,241	3.0	1,406,753	6.8

*	Indicates ownership of less than 1%

(1)	Unless indicated in the notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. Included in shares owned by each stockholder are options held by the stockholder that are currently exercisable or exercisable within 60 days of June 2, 2005.

(2)	The number column indicates the number of shares owned assuming the exercise of all options, whether vested or unvested, without regard to whether or not the options are exercisable within 60 days of June 2, 2005. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options are deemed to be outstanding, whether vested or unvested and without regard to whether the options are exercisable within 60 days of June 2, 2005.

(3)	Beneficial ownership includes 233,010 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 2, 2005.

(4)	Beneficial ownership includes 50,416 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 2, 2005.

(5)	Beneficial ownership includes 35,208 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 2, 2005.

(6)	Beneficial ownership includes 43,064 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 2, 2005.

(7)	Beneficial ownership includes 60,416 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 2, 2005.

(8)	Beneficial ownership includes 89,952 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 2, 2005.

(9)	Beneficial ownership includes 80,175 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of June 2, 2005.

(10)	As reported in a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2005 by Perry Corp. and Richard C. Perry. Perry Corp. is the beneficial owner of 1,622,651 shares, with sole power to vote 1,622,651 shares and sole power to dispose of 1,622,651. Perry Corp. is a private investment firm, and Richard C. Perry is the President and sole stockholder of Perry Corp. Richard Perry disclaims any beneficial ownership interest of the shares of Common Stock held by any funds for which Perry Corp. acts as the general partner and/or investment advisor, except for that portion of such shares that relates to his economic interest in such shares. The address of Perry Corp. is 599 Lexington Avenue, New York, NY, 10022.

(11)	As reported in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005 by Wellington Management Company, LLP (“WMC”). The securities are owned of record by clients of WMC. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. WMC, in its capacity as investment advisor, may be deemed to beneficially own 1,318,170 shares, with shared voting power over 1,148,620 shares and shared power to dispose of 1,299,170 shares. The address of WMC is 75 State Street, Boston, MA, 02109.

(12)	As reported in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005 by T. Rowe Price Associates. These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Price Associates may be deemed to own 1,016,578 shares, with sole voting power over 480,778 shares and sole power to dispose of 1,016,578 shares. The address of Price Associates is 100 E. Pratt Street, Baltimore, MD 21202.

Equity Compensation Plan Information

     The table below provides information about our compensation plans at March 31, 2005.

Number of
securities
remaining
	Number of	Weighted	available for future
	securities to be	average	issuance under
	issued upon	exercise price of	equity
	exercise of	outstanding	compensation plans	Total securities
	outstanding	options,	(excluding	reflected in
	options, warrants	warrants and	securities reflected	columns
	and rights	rights	in column (a))	(a) and (c)
Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by stockholders	3,257,158	$28.77	287,789	3,544,947
Equity compensation plans not approved by stockholders	—	—	—	—

Total	3,257,158	$28.77	287,789	3,544,947

Item 13. Certain Relationships and Related Transactions.

Lease and Sublease Agreements

     In fiscal 2000 we assigned our office lease to Atlantic Media Company (formerly DGB Enterprises, Inc., an entity created in 1997 by our founder, David G. Bradley, to manage his various business interests including his ownership in us), and subsequently entered into a sublease agreement with them on terms consistent with the original agreement. The lease agreement ran through May 2004. We incurred rent expense under this arrangement of $3.4 million, $3.6 million and $0.6 million in fiscal 2003, 2004 and 2005, respectively.

Administrative Services

     In July 2001, we entered into an administrative services agreement whereby Atlantic Media Company provided us with services related to the facilities associated with our shared leased space, and we provided Atlantic Media Company with certain administrative services. Fees for the services were based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximated the cost for each entity to internally provide or externally source these services. We believe these charges approximated the costs which would have been incurred had we operated on a stand-alone basis. We incurred net charges under the agreement of $0.7 million, $1.0 million and $0.6 million in fiscal 2003, 2004 and 2005, respectively.

     For more information on all of these transactions, see note 9 to our consolidated financial statements.

Item 14. Principal Accounting Fees and Services.

     Fees paid to our independent auditors, Ernst & Young, LLP, for each of the past two fiscal years are set forth below.

	Fiscal Year Ended March 31,
	2005	2004
Audit fees	$380,500	$225,172
Audit-related fees	13,500	13,733
Tax fees	45,000	106,355
All other fees	—	—

Total	$439,000	$345,260

Audit Fees

     Audit fees were for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2005 and 2004, the reviews of the financial statements included in the Company’s quarterly reports on Forms 10-Q for the quarterly periods in the fiscal years ended March 31, 2005 and 2004 and services in connection with the Company’s statutory and regulatory filings for the fiscal years ended March 31, 2005 and 2004.

Audit-Related Fees

     Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of the Company’s financial statements for the fiscal years ended March 31, 2005 and 2004, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits, assistance with registration statements and comfort letters and consents not performed directly in connection with the audit.

Tax Fees

     Tax fees were for services related to tax compliance, consulting and planning services rendered during the fiscal years ended March 31, 2005 and 2004.

All Other Fees

     We did not incur fees for any other services, exclusive of the fees disclosed above relating to audit, audit-related and tax services, rendered during the fiscal years ended March 31, 2005 and 2004.

Audit and Non-Audit Service Pre-Approval Policy

The Audit Committee has adopted an Audit and Non-Audit Service Pre-Approval Policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent auditor.

     Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements and the attestation engagement for the independent auditor’s report on management’s report of internal control over financial reporting. The Audit Committee may pre-approve specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

     Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and historically have been provided to us by the independent auditor and are consistent with the SEC’s rules on auditor independence. The Audit Committee may pre-approve specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

     Tax Services. The Audit Committee may pre-approve specified tax services that the Audit Committee believes would not impair the independence of the auditor and that are consistent with SEC rules and guidance. All other tax services must be specifically approved by the Audit Committee.

     All Other Services. Other services are services provided by the independent auditor that do not fall within the established audit, audit-related and tax services categories. The Audit Committee may pre-approve specified other services that do not fall within any of the specified prohibited categories of services.

     Delegation and Fee Levels. The Audit Committee has authorized the chair of the Audit Committee or any of its other members to pre-approve audit, permissible non-audit services and tax services that have not been previously pre-approved, if the services are consistent with the SEC’s rules on auditor independence and are not specified prohibited services, up to $50,000 per engagement. Engagements that exceed $50,000 must be approved by the full Audit Committee. The Audit Committee chair or other member(s), as applicable, are required to report any pre-approval decisions under these procedures to the full Audit Committee at its first scheduled meeting following any such pre-approval.

     Pre-Approved Fee Levels. The Audit Committee reviews the established pre-approved fee levels annually and makes adjustments to those levels as it deems necessary or appropriate. Any proposed service that would exceed the applicable pre-approved fee level after taking into account fees incurred for services in the same category requires pre-approval by the Audit Committee.

     Procedures. All requests for services to be provided by the independent auditor, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent auditor that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its chair or any of its other members pursuant to delegated authority) for approval.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	The following financial statements of the registrant and report of independent auditors are included in item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2004 and 2005
Consolidated Statements of Income for the years ended March 31, 2003, 2004 and 2005
Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2003, 2004 and 2005
Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2004 and 2005
Notes to Consolidated Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II — Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
*3.1	Certificate of Incorporation.

*3.2	Bylaws.

*4.1	Form of Common Stock Certificate.

+*10.1	Employment Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.

*10.2	Noncompetition Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.

*10.3	Noncompetition Agreement, effective as of November 12, 2001, between David G. Bradley and the Advisory Board Company.

*10.4	Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and the Advisory Board Company.

*10.5	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, as executed by The Advisory Board Company and each of Michael A. D’Amato, Jeffrey D. Zients, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.

Exhibit
Number	Description of Exhibit
*10.6	Stock Option Agreement, dated May 1, 2001, between David G. Bradley and the Advisory Board Company

+*10.7	Letter to Jeffrey D. Zients from The Advisory Board Company regarding vesting of unexercised options and Notice of Exercise for Non-qualified Stock Options, dated May 31, 2001, as amended by letter, dated July 30, 2001, to Jeffrey D. Zients from The Advisory Board Company.

*10.8	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Jeffrey D. Zients and The Advisory Board Company.

+*10.9	Class B Nonvoting Common Stock Option Exercise Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company, as amended by letter, dated July 30, 2001, to Michael A. D’Amato from The Advisory Board Company.

*10.10	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company.

+*10.11	The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as amended on October 31, 1997.

+*10.12	Form of Stock Option Agreement pursuant to The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as executed by The Advisory Board Company and each of Frank J. Williams, Jeffrey D. Zients, Michael A. D’Amato, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.

+*10.13	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan, adopted on June 1, 2001.

+*10.14	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan.

+*10.15	The Advisory Board Company Directors’ Stock Plan, adopted on June 1, 2001.

+*10.16	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company Directors’ Stock Plan, as executed by The Advisory Board Company and each of Jeffrey D. Zients and Michael A. D’Amato.

+*10.17	Option Repurchase Plan, dated March 31, 2001, between Richard A. Schwartz and The Advisory Board Company.

+*10.18	Equity Value Agreement, dated October 31, 1997, between Richard A. Schwartz and The Advisory Board Company.

+*10.19	Form of Liquid Markets Agreement, as executed by The Advisory Board Company and each of Scott M. Fassbach and Richard A. Schwartz.

+*10.20	Equity Repurchase Plan, dated August 1997, between Scott M. Fassbach and The Advisory Board Company.

*10.21	Registration Rights Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and the Advisory Board Company

*10.22	Cross Indemnity Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and The Advisory Board Company.

*10.23	Promissory Note, dated December 21, 1999, between David G. Bradley and The Advisory Board Company.

*10.24	Promissory Note, dated March 31, 2001, between Scott A. Schirmeier and The Advisory Board Company.

Exhibit
Number	Description of Exhibit
*10.25	Administrative Services Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.26	Vendor Contracts Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.27	Sublease Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.28	License Agreement, dated January 19, 1999, between The Corporate Executive Board Company and The Advisory Board Company.

*10.29	Lease Guaranty Agreement, dated June 25, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.30	Administrative Services Agreement, dated July 1, 2001, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.31	Lease Assignment Agreement, dated July 1, 1999, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.32	Sublease Agreement, dated January 1, 2000, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.33	Form of Indemnity Agreement to be executed between The Advisory Board Company and certain officers, directors and employees.

+*10.34	Employee Stock Purchase Plan, adopted on October 25, 2001.

*10.35	Letter Agreement, dated October 25, 2001, between The Corporate Executive Board Company and The Advisory Board Company amending the Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and The Advisory Board Company.

**10.36	BB&T Loan Agreement, dated November 9, 2001, by and between Branch Banking and Trust Company and The Advisory Board Company.

^10.37	Agreement of Lease, dated October 7, 2003, between The Advisory Board Company and 2445 M Street Property LLC

^^14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Frank J. Williams Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of David L. Felsenthal Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Frank J. Williams and David L. Felsenthal Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++99.9	Letter to the Securities and Exchange Commission regarding representations made by Arthur Andersen LLP.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on November 9, 2001.

**	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, as filed on February 13, 2002.

^	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, as filed on February 12, 2004.

^^	Incorporated by reference to the registrant’s annual report on Form 10-K, as filed on June 14, 2004.

+	Compensation arrangement.

++	Incorporated by reference to the registrant’s annual report on Form 10-K, as filed on May 10, 2002.

(b)(4) Reports on Form 8-K

     On February 2, 2005 we filed a Current Report on Form 8-K furnishing a press release where we announced and commented on our financial results for the third quarter of our fiscal year ending March 31, 2005, we provided a financial outlook for calendar year 2005.

     On March 2, 2005, we filed a Current Report on Form 8-K announcing certain of our stockholders entered into an underwriting agreement providing for the sale by the existing stockholders of 1,682,530 shares of our common stock par value $0.01 per share in a registered public offering.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of The Advisory Board Company:

     We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Advisory Board Company and subsidiaries as of March 31, 2005 and 2004, and for each of the three years in the period ended March 31, 2005, and have issued our report thereon dated June 9, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
June 9, 2005

THE ADVISORY BOARD COMPANY

SCHEDULE II — Valuation and Qualifying Accounts
(In thousands)

	Balance	Additions	Additions
	at	Charged	Charged to	Deductions	Balance
	Beginning	to	Other	From	at End of
	of Year	Revenue	Accounts	Reserve	Year
Year ending March 31, 2003
Allowance for uncollectible revenue	$1,950	$1,385	$—	$1,685	$1,650

	$1,950	$1,385	$—	$1,685	$1,650

Year ending March 31, 2004
Allowance for uncollectible revenue	$1,650	$1,325	$—	$1,325	$1,650

	$1,650	$1,325	$—	$1,325	$1,650

Year ending March 31, 2005
Allowance for uncollectible revenue	$1,650	$2,115	$—	$1,915	$1,850

	$1,650	$2,115	$—	$1,915	$1,850

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of June 13, 2005.

The Advisory Board Company
/s/ Frank J. Williams
Frank J. Williams, Chairman of the Board of Directors and
Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Frank J. Williams Frank J. Williams	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 13, 2005

/s/ David L. Felsenthal David L. Felsenthal	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer	June 13, 2005

/s/ Marc N. Casper Marc N. Casper	Director	June 13, 2005

/s/ Kelt Kindick Kelt Kindick	Lead Director	June 13, 2005

/s/ Joseph E. Laird, Jr. Joseph E. Laird, Jr.	Director	June 13, 2005

/s/ Mark R. Neaman Mark R. Neaman	Director	June 13, 2005

/s/ Leon D. Shapiro Leon D. Shapiro	Director	June 13, 2005

/s/ LeAnne M. Zumwalt LeAnne M. Zumwalt	Director	June 13, 2005