Form 10-Q
period 2005-06-30
ADVISORY BOARD CO
filed 2005-08-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
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
Yes ☑ No ☐
As of August 5, 2005, we had outstanding 19,115,388 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2005	March 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,089	$27,867
Marketable securities	3,942	3,003
Membership fees receivable, net	25,545	21,320
Prepaid expenses and other current assets	3,034	2,430
Deferred income taxes, net	20,688	19,774

Total current assets	74,298	74,394
Property and equipment, net	8,694	9,023
Deferred incentive compensation and other charges	7,980	6,189
Deferred income taxes, net of current portion	27,425	33,489
Marketable securities	126,290	122,044

Total assets	$244,687	$245,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$82,403	$82,262
Accounts payable and accrued liabilities	10,427	8,733
Accrued incentive compensation	4,708	7,820

Total current liabilities	97,538	98,815

Other long-term liabilities	884	1,010

Total liabilities	98,422	99,825

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 19,934,779 and 19,917,813 shares issued as of June 30 and March 31, 2005, respectively, and 19,121,388 and 19,265,129 shares outstanding as of June 30 and March 31, 2005, respectively	199	199
Additional paid-in capital	142,562	142,040
Retained earnings	34,655	27,925
Accumulated elements of other comprehensive loss	(172)	(1,273)
Treasury stock, at cost, 813,391 and 652,684 shares at June 30 and March 31, 2005, respectively	(30,979)	(23,577)

Total stockholders’ equity	146,265	145,314

Total liabilities and stockholders’ equity	$244,687	$245,139

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2005	2004
Revenues	$38,747	$33,025

Costs and expenses:
Cost of services	16,509	13,674
Member relations and marketing	8,065	6,516
General and administrative	3,824	3,927
Depreciation	433	392

Income from operations	9,916	8,516
Interest income	1,395	893

Income before provision for income taxes	11,311	9,409
Provision for income taxes	4,581	3,811

Net income	$6,730	$5,598

Earnings per share:
Net income per share — basic	$0.35	$0.31
Net income per share — diluted	$0.34	$0.29
Basic weighted average number of shares outstanding	19,223	17,802
Diluted weighted average number of shares outstanding	19,993	19,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,730	$5,598
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	433	392
Deferred income taxes	4,386	3,733
Tax benefits resulting from the exercise of options	145	3
Amortization of marketable securities premiums	213	209
Changes in operating assets and liabilities:
Membership fees receivable	(4,225)	(6,175)
Prepaid expenses and other current assets	(604)	(220)
Deferred incentive compensation and other charges	(1,791)	(227)
Deferred revenues	141	(855)
Accounts payable and accrued liabilities	1,694	30
Accrued incentive compensation	(3,112)	(2,027)
Other long-term liabilities	(126)	1,390

Net cash provided by operating activities	3,884	1,851

Cash flows from investing activities:
Purchases of property and equipment	(104)	(3,488)
Redemptions of marketable securities	4,900	5,713
Purchases of marketable securities	(8,433)	(12,500)

Net cash flows used in investing activities	(3,637)	(10,275)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	286	17
Issuance of common stock under employee stock purchase plan	91	81
Purchases of treasury stock	(7,402)	(9,968)

Net cash used in financing activities	(7,025)	(9,870)

Net decrease in cash and cash equivalents	(6,778)	(18,294)
Cash and cash equivalents, beginning of period	27,867	41,389

Cash and cash equivalents, end of period	$21,089	$23,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business description and basis of presentation
     The Advisory Board Company (the Company) provides best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. The Company provides members with its best practices research and analysis through discrete annual programs. Each program typically charges a fixed annual fee and provides members with best practices research reports, executive education and other supporting research services. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the Company’s research studies, and are therefore not individually renewable.
     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed unaudited financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC in June 2005. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period’s presentation.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2005, has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three months ended June 30, 2005, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2006, or any other period within the Company’s fiscal year 2006.
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

	Three Months Ended
	June 30,
	2005	2004
Basic weighted average common shares outstanding	19,223	17,802
Dilutive common shares outstanding	770	1,623

Diluted weighted average common shares outstanding	19,993	19,425

3. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $7.8 million and $3.6 million for the three months ended June 30, 2005 and 2004, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of the net change in unrealized (losses) gains on available-for-sale marketable securities. Unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to $1.1 million and ($2.0) million for the three months ended June 30, 2005 and 2004, respectively.
4. Deferred income taxes
     For tax purposes, the Company has deferred income taxes consisting primarily of net operating loss carry forwards for federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the net deferred income taxes. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. The Company has established its deferred income tax assets and liabilities using currently enacted tax laws and rates. The Company will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.
5. Supplemental cash flow disclosures
     The Company utilized tax benefits from the exercise of stock options that principally offset the current tax provision that was recorded in the accompanying condensed consolidated statements of income. During the three months ended June 30, 2005 and 2004, the Company recognized approximately $145,000 and $3,000, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options.
6. Stock-based compensation
     At June 30, 2005, the Company had several stock-based employee compensation plans. The Company accounts for options granted under those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	June 30,
	2005	2004
Net income, as reported	$6,730	$5,598
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	2,000	2,579

Pro forma net income	$4,730	$3,019

Earnings per share:
Basic — as reported	$0.35	$0.31
Diluted — as reported	$0.34	$0.29
Basic — pro forma	$0.25	$0.17
Diluted — pro forma	$0.24	$0.16
     A total of 7,000 and 13,000 stock options were granted during the three months ended June 30, 2005 and 2004, respectively. The weighted-average fair values of Company options granted during these periods were $13.61 and $14.08 per share, respectively.
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
Recent Accounting Pronouncement
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant with limited exceptions and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Under the provisions of SFAS No. 123-R, the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date, will be reported in financing cash flows once the statement becomes effective. SFAS No. 123-R further allows for either a modified prospective method of adoption or a retrospective method of adoption, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is required to adopt SFAS No. 123(R) in the quarter beginning April 1, 2006. The Company is evaluating the transition methods and the impact of SFAS No. 123(R) and expect that the Company will record substantial non-cash compensation expenses following adoption. The Company anticipates that the adoption of SFAS No. 123(R) will have a significant adverse effect on the reporting of the Company’s results of operations.
7. Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations that modify, effective April 2001, the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (“QHTC”), as defined, doing business in the District of Columbia.
     The Company believes it qualifies as a QHTC and will submit its 2004 Washington, DC income tax return and certain sales and use tax returns, filing as a QHTC. As a QHTC, the Company’s Washington, DC income tax rate would be 0.0% for five years and 6.0% thereafter, compared to 9.975% per year without this qualification. In addition, the Company would be eligible for certain Washington, DC income tax credits and other benefits. The Company will also be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has not recognized the impact of this election within the financial statements for the three months ended June 30, 2005, because of uncertainties inherent in the regulations, as adopted.
     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, DC’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status as of June 30, 2005, it would have recorded a noncash charge to earnings of approximately $7.7 million, representing the impact on its existing deferred tax asset of lowering the Washington, DC income tax rate to 0.0%, net of any income tax credits discussed above. When the Company believes it is probable that the Office of Tax and Revenue will accept the Company’s election as a QHTC, the Company will record the applicable charge.
8. Subsequent event
     On July 1, 2005, the Company completed an acquisition (the “Acquisition”) of approximately 95% of the outstanding common stock of Quality Team Associates, Inc., dba OptiLink Healthcare Management Systems, an Oregon corporation (“OptiLink”). The Acquisition will be accounted for as a purchase. OptiLink is engaged in the development, sale and support of patient classification and staffing computer software used in the healthcare industry. The preliminary purchase price, including amounts the Company expects to pay for the remaining 5% of the outstanding common stock, is approximately $5.3 million in cash which includes $3.5 million payable to OptiLink’s founders in calendar 2005 and approximately $1.1 million payable to OptiLink’s founders in calendar 2006.

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
     You should understand that many important factors, including our dependence on the health care industry, our membership-based business model, our inability to know in advance if new products will be successful, cost containment pressures on health care providers, economic and other conditions in the markets in which we operate, fluctuations in operating results, our potential exposure to loss of revenue resulting from our unconditional service guarantee, competition, and government regulations, could cause our results to differ materially from those expressed in forward-looking statements. These and other factors are discussed more fully in our 2005 annual report on Form 10-K that we filed with the Securities and Exchange Commission on June 14, 2005. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
     We provide best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. We generate revenue by providing memberships in 26 best practices programs and non-renewable installation support programs. Our revenues grew 17.3% in the first three months of fiscal 2006 over the first three months of fiscal 2005.
     For a fixed fee, members of each of our 18 best practices programs have access to an integrated set of services including best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools. Memberships in each best practices research program are renewable at the end of their membership contracts.
     Our eight other best practices programs provide installation support. These programs help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in the three months ended June 30, 2005, with the balance of our revenues generated by installation support programs.
      Contract value is one metric we use to monitor the current annualized dollar value of our memberships. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement. We have increased our contract value 17.4% at June 30, 2005 compared to June 30, 2004.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses and depreciation. Cost of services represents the costs associated with the production and delivery of our products and services. Because each program offers a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of new hires, executive education onsites, member meetings, best practices research studies and the introduction of new programs. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions.
Recent Developments
     On July 1, 2005, we completed an acquisition of approximately 95% of the outstanding common stock of Quality Team Associates, Inc., an Oregon Corporation, which does business under the name of OptiLink Healthcare Management Systems. OptiLink is engaged in the development, sale and support of patient classification and staffing computer software used in the healthcare industry. The preliminary purchase price, including amounts we expect to pay for the remaining 5% of the outstanding common stock, is approximately $5.3 million in cash, which includes $3.5 million payable to OptiLink’s founders in calendar 2005, and approximately $1.1 million payable to OptiLink’s founders in calendar 2006. The acquisition will be accounted for as a purchase.
Results of operations
     The following table shows statement of operations data expressed as a percentage of revenues for the periods indicated and the percent change from the prior period.

	Three Months Ended		Change
	June 30,		from Prior
	2005	2004	Period
Revenues	100.0%	100.0%	17.3%

Costs and expenses:
Cost of services	42.6	41.4	20.7
Member relations and marketing	20.8	19.7	23.8
General and administrative	9.9	11.9	(2.6)
Depreciation	1.1	1.2	10.5

Income from operations	25.6	25.8	16.4
Interest income	3.6	2.7	56.2

Income before provision for income taxes	29.2	28.5	20.2
Provision for income taxes	11.8	11.5	20.2

Net income	17.4%	17.0%	20.2%

Three months ended June 30, 2005 and 2004
     Revenues. Total revenues increased 17.3% to $38.7 million for the three months ended June 30, 2005, from $33.0 million for the three months ended June 30, 2004. Our contract value increased 17.4% to $153.5 million at June 30, 2005 from $130.7 million at June 30, 2004. Revenue growth was attributed to the following factors:
•	The introduction and expansion of four new programs across the past twelve months, and

•	Cross-selling existing programs to existing members.
     To a lesser degree, sales to new member organizations and price increases also contributed to our revenue growth.
     Cost of services. Cost of services increased 20.7% to $16.5 million or 42.6% of revenues for the three months ended June 30, 2005, from $13.7 million or 41.4% of revenues for the three months ended June 30, 2004 because of the following:
•	Additional personnel and related costs,

•	Increased executive education onsites provided, and

•	External consulting expenses to support new programs.
     Because cost of services as a percentage of revenues may fluctuate from quarter to quarter, the cost of services as a percentage of revenues for the three months ended June 30, 2005 may not be indicative of future quarterly or annual results.
     Member relations and marketing. Member relations and marketing costs increased 23.8% to $8.1 million, or 20.8% of revenues for the three months ended June 30, 2005, from $6.5 million, or 19.7% of revenues for the three months ended June 30, 2004 because of the following:
•	An increase in sales staff and related costs associated with the introduction of new memberships, and

•	An increase in member relations personnel and related costs to serve the larger membership base.
     General and administrative. General and administrative expenses decreased 2.6% to $3.8 million, or 9.9% of revenues for the three months ended June 30, 2005, from $3.9 million, or 11.9% of revenues for the three months ended June 30, 2004. The decrease in general and administrative expenses is primarily due to $160,000 of costs related to our move into our new headquarters facilities incurred in June 2004.
     Depreciation and loss on disposal of fixed assets. This amount increased to $433,000 for the three months ended June 30, 2005, from $392,000 for the three months ended June 30, 2004. The increase reflects depreciation of capital expenditures for the buildout of our new headquarters.
     Provision for income taxes. We recorded a provision for income taxes of $4.6 million and $3.8 million in the three months ended June 30, 2005 and 2004, respectively. Our effective tax rate was 40.5% for each of the three months ended June 30, 2005 and 2004.
Liquidity and capital resources
     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $3.9 million and $1.9 million for the three months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, we had approximately $151.3 million in cash and cash equivalents and marketable securities. We believe these funds, together with net positive cash flows from operations, will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used cash in investing activities of $3.6 million during the three months ended June 30, 2005, consisting primarily of net purchases of marketable securities of $3.5 million. During the three months ended June 30, 2004, we used $10.3 million of cash, consisting primarily of net purchases of marketable securities of $6.8 million and capital expenditures relating to the buildout of our new headquarter facility of $3.5 million. We moved into our new headquarters facility in June 2004.
     Cash flows from financing activities. During the three months ended June 30, 2005, we spent $7.4 million for the purchase of treasury stock. In addition, we received $91,000 and $81,000 in connection with the issuance of common stock under our employee stock purchase plan in each of the three months ended June 30, 2005 and 2004, respectively.
     During the three months ended June 30, 2005, we had no material changes, outside the ordinary course of business, in our non-cancelable contractual financial obligations. At June 30, 2005 and March 31, 2005, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable, and the full amount of program agreement fees receivable and related deferred revenue are recorded, when a letter agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of June 30 and March 31, 2005, approximately $1.0 million and $1.0 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.
Cash equivalents and marketable securities
     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. As of June 30 and March 31, 2005, our marketable securities consisted of U.S. government agency obligations and Washington, DC and other state tax-exempt notes and bonds. Our marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive loss. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. We may not hold our marketable securities to maturity and may elect to sell the securities at any time.

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
Deferred incentive compensation and other charges
     Direct incentive compensation and other charges related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.
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
Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia has adopted regulations that modify, effective April 2001, the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies, as defined, doing business in the District of Columbia.
     We believe we qualify as a QHTC and have submitted a claim for refund of certain prior-year sales and use taxes paid to the District of Columbia. As a QHTC, our Washington, DC income tax rate would be 0.0% for five years 6.0% thereafter, compared to 9.975% per year without this qualification. In addition we would be eligible for certain District of Columbia income tax credits and other benefits. While we believe we qualify as a QHTC, we have not recognized the impact of this election within the financial statements for the three months ended June 30, 2005, because of uncertainties inherent in the regulations and the audit process by which the Office of Tax and Revenue would approve the claim for refund.
     For financial reporting purposes, we valued our deferred income tax assets and liabilities using Washington, DC’s currently enacted income tax rate of 9.975%. Additionally, we have continued to provide for income, sales and use taxes as if we were not a QHTC. However, if we had received a determination that we qualified for QHTC status as of June 30, 2005, we would have recorded a noncash charge to earnings of approximately $7.7 million, representing the impact on our existing deferred tax asset of lowering the Washington, DC income tax rate to 0.0%, net of any income tax credits discussed above. Upon acceptance by the Office of Tax and Revenue of the Company’s election as a QHTC, we will record the applicable charge.
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
Recovery of long-lived assets
     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value determined using discounted cash flows. We consider expected cash flows and estimated future operating results, trends and other available information in assessing whether the carrying value of assets is impaired. We believe that no such impairment existed as of June 30, 2005 or March 31, 2005.

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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant with limited exceptions and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Under the provisions of SFAS No. 123-R, the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date, will be reported in financing cash flows once the statement becomes effective. SFAS No. 123-R further allows for either a modified prospective method of adoption or a retrospective method of adoption, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We are required to adopt SFAS No. 123(R) in the quarter beginning April 1, 2006. We are evaluating the transition methods and the impact of SFAS No. 123(R) and expect that we will record substantial non-cash compensation expenses following adoption. We anticipate that the adoption of SFAS No. 123(R) will have a significant adverse effect on the reporting of our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At June 30, 2005, our marketable securities consist of $9.7 million in tax-exempt notes and bonds issued by the District of Columbia, $27.3 million in tax-exempt notes and bonds issued by other states, and $93.2 million in U.S. government agency securities. The average maturity on all our marketable securities as of June 30, 2005 was approximately 5.1 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.
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

			Total Number	Approximate
			Of Shares	Dollar Value of
			Purchased as	Shares That
		Average	Part of a	May Yet Be
	Total Number	Price	Publicly	Purchased
	Of Shares	Paid	Announced	Under
	Purchased	Per Share	Plan	The Plan
April 1, 2005 to April 30, 2005	—	$—	1,652,684	$43,297,592
May 1, 2005 to May 31, 2005	80,032	$44.80	1,732,716	$39,711,844
June 1, 2005 to June 30, 2005	80,675	$47.31	1,813,391	$35,895,359

Total	160,707	$46.06

Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
Next Annual Meeting and Stockholder Proposals
     The annual meeting of stockholders previously scheduled for September 12, 2005, will now be held on November 15, 2005, at 10:00 a.m. Eastern Standard Time, at our offices at 2445 M Street, NW, Washington, DC, 20037.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on August 5, 2005.
THE ADVISORY BOARD COMPANY
By:

/s/ Frank J. Williams

Frank J. Williams
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Felsenthal

David L. Felsenthal
Chief Financial Officer (Principal Financial and
Accounting Officer), Secretary and Treasurer