Form 10-Q
period 2005-09-30
ADVISORY BOARD CO
filed 2005-11-09
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
As of November 8, 2005, we had outstanding 18,781,662 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2005	March 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,949	$27,867
Marketable securities	3,947	3,003
Membership fees receivable, net	25,302	21,320
Prepaid expenses and other current assets	2,471	2,430
Deferred income taxes, net	21,623	19,774

Total current assets	64,292	74,394
Property and equipment, net	8,684	9,023
Intangible assets, net	6,236	—
Deferred incentive compensation and other charges	6,490	6,189
Deferred income taxes, net of current portion	22,140	33,489
Marketable securities	130,391	122,044

Total assets	$238,233	$245,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$76,489	$82,262
Accounts payable and accrued liabilities	11,023	8,733
Accrued incentive compensation	6,241	7,820

Total current liabilities	93,753	98,815

Other long-term liabilities	873	1,010

Total liabilities	94,626	99,825

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 19,940,134 and 19,917,813 shares issued as of September 30 and March 31, 2005, respectively, 18,951,600 and 19,265,129 shares outstanding as of September 30 and March 31, 2005, respectively	199	199
Additional paid-in capital	142,760	142,040
Retained earnings	41,615	27,925
Accumulated elements of other comprehensive income	(1,193)	(1,273)
Treasury stock, at cost, 988,534 and 652,684 shares at September 30 and March 31, 2005, respectively	(39,774)	(23,577)

Total stockholders’ equity	143,607	145,314

Total liabilities and stockholders’ equity	$238,233	$245,139

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$40,487	$34,680	$79,234	$67,705

Costs and expenses:
Cost of services	17,487	14,166	33,996	27,840
Member relations and marketing	8,229	6,773	16,294	13,289
General and administrative	4,035	4,216	7,859	8,143
Depreciation and loss on disposal of fixed assets	451	600	884	992

Income from operations	10,285	8,925	20,201	17,441
Interest income	1,412	916	2,807	1,809

Income before provision for income taxes	11,697	9,841	23,008	19,250
Provision for income taxes	4,737	3,986	9,318	7,797

Net income	$6,960	$5,855	$13,690	$11,453

Earnings per share:
Net income per share — basic	$0.36	$0.34	$0.71	$0.65
Net income per share — diluted	$0.35	$0.31	$0.68	$0.60
Basic weighted average number of shares outstanding	19,093	17,409	19,158	17,604
Diluted weighted average number of shares outstanding	20,020	18,940	20,006	19,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$13,690	$11,453
Adjustments to reconcile net income to net cash flows provided by operating activities–
Depreciation	884	876
Amortization of acquired intangibles	43	—
Loss on disposal of fixed assets	—	116
Deferred income taxes	8,827	7,771
Amortization of marketable securities premiums	429	362
Changes in operating assets and liabilities:
Membership fees receivable	(3,831)	(5,440)
Prepaid expenses and other current assets	(24)	95
Deferred incentive compensation	(411)	(81)
Deferred revenues	(5,920)	(4,838)
Accounts payable and accrued liabilities	840	(311)
Accrued incentive compensation	(1,579)	(1,885)
Other liabilities	(242)	1,264

Net cash provided by operating activities	12,706	9,382

Cash flows from investing activities:
Purchases of property and equipment	(460)	(3,800)
Cash paid for acquisition, net of cash acquired	(3,596)	—
Redemption of marketable securities	6,400	10,713
Purchases of marketable securities	(15,933)	(13,850)

Net cash flows used in investing activities	(13,589)	(6,937)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	344	551
Repayment of debt assumed in acquisition	(371)	—
Purchases of treasury stock	(16,197)	(26,621)
Issuance of common stock under employee stock purchase plan	189	148

Net cash used in financing activities	(16,035)	(25,922)

Net decrease in cash and cash equivalents	(16,918)	(23,477)
Cash and cash equivalents, beginning of period	27,867	41,389

Cash and cash equivalents, end of period	$10,949	$17,912

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
     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed unaudited financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC on June 14, 2005. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2005, has been derived from the financial statements that have been audited by the Company’s independent auditors. The consolidated results of operations for the three and six months ended September 30, 2005, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2006, or any other period within the Company’s fiscal year 2006.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	19,093	17,409	19,158	17,604
Weighted average common share equivalents outstanding	927	1,531	848	1,577

Diluted weighted average common shares outstanding	20,020	18,940	20,006	19,181

3. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $6.0 million, $13.8 million, $7.1 million and $10.6 million during the three and six months ended September 30, 2005 and 2004, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of the unrealized gains (losses) on available-for-sale marketable securities. Unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to ($1.0 million), $0.1 million, $1.2 million and ($0.8 million) during the three and six months ended September 30, 2005 and 2004, respectively.
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
5. Supplemental cash flow disclosures
     The Company utilized tax benefits from the exercise of stock options that principally offset the current tax provision that was recorded in the accompanying condensed consolidated statements of income. During the six months ended September 30, 2005 and 2004, the Company recognized approximately $0.2 million and $0.1 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options.
6. Stock-based compensation
     At September 30, 2005, the Company had several stock-based employee compensation plans. The Company accounts for options granted under those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except share and per share information)
Net income, as reported	$6,960	$5,855	$13,690	$11,453
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,150)	(2,400)	(4,151)	(4,933)

SFAS No. 123 fair value adjusted net income	$4,810	$3,455	$9,539	$6,520

Earnings per share:
Basic — as reported	$0.36	$0.34	$0.71	$0.65
Diluted — as reported	$0.35	$0.31	$0.68	$0.60
Basic — SFAS No. 123 fair value adjusted	$0.25	$0.20	$0.50	$0.37
Diluted — SFAS No. 123 fair value adjusted	$0.24	$0.19	$0.48	$0.35
Options granted during the period	8,000	—	15,000	13,000
Weighted average fair value of options granted	$17.38	$—	$15.62	$14.08
     Under the SFAS No. 123 fair value disclosure provisions, the fair value of options granted subsequent to December 15, 1995, has been estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s outstanding options. For purposes of fair value adjusted disclosures, the estimated fair value of options is amortized to expense over the vesting period. The provisions of SFAS No. 123 may not necessarily be indicative of future results.
Recent Accounting Pronouncement
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant with limited exceptions and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Under the provisions of SFAS No. 123(R), a portion of the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date will be reported in financing cash flows once the statement becomes effective. SFAS No. 123(R) further allows for either a modified prospective method of adoption or a retrospective method of adoption, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is required to adopt SFAS No. 123(R) in the quarter beginning April 1, 2006. The Company is evaluating the transition methods and the impact of SFAS No. 123(R) and expects that the Company will record substantial non-cash compensation expenses following adoption. The Company anticipates that the adoption of SFAS No. 123(R) will have a significant adverse effect on the reporting of the Company’s results of operations.
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
     The Company believes it qualifies as a QHTC and is currently undergoing an audit by the Office of Tax and Revenue. As a QHTC, the Company’s Washington, DC income tax rate would be 0.0% for five years and 6.0% thereafter, compared to 9.975% per year without this qualification. In addition, the Company would be eligible for certain Washington, DC income tax credits and other benefits. The Company will also be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has not recognized the impact of this election within the financial statements for the three and six months ended September 30, 2005 and 2004, respectively, because of uncertainties inherent in the regulations, as adopted.
     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, DC’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status as of September 30, 2005, it would have recorded a noncash charge to earnings of approximately $6.9 million, representing the impact on its existing deferred tax asset of lowering the Washington, DC income tax rate to 0.0%, net of any income tax credits discussed above. Upon acceptance by the Office of Tax and Revenue of the Company’s election as a QHTC, the Company will record the applicable charge.
8. OptiLink Acquisition
     On July 1, 2005, the Company acquired approximately 95% of the outstanding common stock of Quality Team Associates, Inc., dba OptiLink Healthcare Management Systems, an Oregon corporation (“OptiLink”). On August 30, 2005 the Company purchased the remaining 5% of outstanding common stock from the minority share holders (these transactions are collectively referred to as the “Acquisition”). The Company has included the financial results of OptiLink in its condensed consolidated financial statements beginning July 1, 2005 (the “Acquisition Date”), the date the Company acquired a majority interest. The combined results of operations of OptiLink as though it had been combined as of the beginning of each of the periods presented was not materially different than the Company’s reported results of operations, including revenue, net income or cash flows, for the three and six months ended September 30, 2005. The minority interest in the earnings of OptiLink from the period July 1, 2005 to August 30, 2005 was nominal.
     OptiLink is engaged in the development, sale and support of patient classification and staffing computer software used in the healthcare industry. The Company believes that the acquisition of Optilink is consistent with its long-term strategic direction and allows it to better serve its current and future members.
     The Acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of July 1, 2005. The total preliminary purchase price, including amounts the Company paid to repay debt assumed in the Acquisition is comprised of the following (in thousands).

Cash paid to founders	$3,397
Cash paid to minority shareholders	265
Acquisition related transaction costs	125
Cash paid to repay acquired debt	371
Deferred acquisition payments	1,100

Total	$5,258

     Acquisition related transaction costs include legal, accounting and other professional fees directly related to the Acquisition.
Preliminary Purchase Price Allocation
     Under business combination accounting, the total preliminary purchase price was allocated to OptiLink’s net tangible and identifiable intangible assets based on their estimated fair values as of July 1, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The Company recorded an additional $466,000 in goodwill following the elimination of unamortized deferred charges associated with certain membership contracts entered into prior to the Acquisition Date. This amount, plus the total preliminary purchase price, was allocated as set forth below (in thousands).

Cash	$191
Accounts receivable	76
Other current assets	17
Fixed assets	85
Identifiable intangible assets	852
Goodwill	5,810
Accounts payable and accrued liabilities	(438)
Deferred revenues	(147)
Long term debt assumed	(353)
Deferred taxes, net	(369)

Total preliminary purchase price	$5,724

Intangible Assets
     In performing its preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of OptiLink’s products. The Company’s fair value of intangible assets was based, in part, on a valuation completed by an independent investment banking firm using an income and replacement cost approach, and estimates and assumptions provided by management. The identified intangible assets consisted of developed technology and customer contracts, valued at $738,000 and $114,000, respectively, and have estimated lives of five years.
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
     You should understand that many important factors, including our dependence on the health care industry, our membership-based business model, our inability to know in advance if new products will be successful, cost containment pressures on health care providers, economic and other conditions in the markets in which we operate, fluctuations in operating results, our potential exposure to loss of revenue resulting from our unconditional service guarantee, competition, our ability to provide continuous and uninterrupted performance of our hardware, network, and applications, including those we have acquired or which may be provided by third parties, and government regulations, could cause our results to differ materially from those expressed in forward-looking statements. These and other factors are discussed more fully in our 2005 annual report on Form 10-K that we filed with the Securities and Exchange Commission on June 14, 2005. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
     We provide best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. We generate revenue by providing memberships in 27 best practices programs and non-renewable installation support programs. Our revenues grew 17.0% in the first six months of fiscal 2006 over the first six months of fiscal 2005.
     Members of each of our 19 best practices programs have access to all of a program's membership services. The program fee is fixed for the duration of the membership agreement and entitles participating members access to all of a program's membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our program services may include best practices research studies, executive education, daily on-line executive briefings, original executive inquiry services, proprietary content databases and electronic tools to assist in decision support and hardwiring the adoption of best practices. Memberships in each best practices research program are renewable at the end of their membership contracts.
     Our eight other best practices programs provide installation support. These programs help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in the six months ended September 30, 2005, with the balance of our revenues generated by installation support programs.
     Contract value is one metric we use to monitor the current annualized dollar value of our memberships. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement. We have increased our contract value 16.7% at September 30, 2005 compared to September 30, 2004.
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
Acquisition
     We acquired 95% of Quality Team Associates, Inc., dba OptiLink Healthcare Management Systems, on July 1, 2005, and acquired the remaining 5% on August 30, 2005. We paid approximately $3.7 million to acquire all the outstanding common stock of OptiLink, plus we paid approximately $0.4 million to retire debt assumed in the acquisition. In addition we will pay the founding shareholders of OptiLink $1.1 million in deferred payments through the end of calendar year 2006. The financial results of OptiLink are included in our consolidated financial statements beginning July 1, 2005, the date we acquired a majority interest.
Results of operations
     The following table shows our statements of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	43.2	40.9	42.9	41.1
Member relations and marketing	20.3	19.5	20.6	19.6
General and administrative	10.0	12.2	9.9	12.0
Depreciation and loss on disposal of fixed assets	1.1	1.7	1.1	1.5

Income from operations	25.4	25.7	25.5	25.8
Interest income	3.5	2.7	3.5	2.6

Income before provision for income taxes	28.9	28.4	29.0	28.4
Provision for income taxes	11.7	11.5	11.7	11.5

Net income	17.2%	16.9%	17.3%	16.9%

Three and six months ended September 30, 2005 and 2004
     Revenues. Total revenues increased 16.7% to $40.5 million for the three months ended September 30, 2005, from $34.7 million for the three months ended September 30, 2004. Total revenues increased 17.0% to $79.2 million for the six months ended September 30, 2005, from $67.7 million for the six months ended September 30, 2004. Our contract value increased 16.7% to $159.8 million at September 30, 2005 from $136.9 million at September 30, 2004. Revenue growth was attributed to the following factors:
•	The introduction and expansion of four new programs during the past twelve months, and

•	Cross-selling additional existing programs to existing members.
     To a lesser degree, sales to new member organizations and price increases also contributed to our revenue growth. Our acquisition of OptiLink did not have a material impact on our revenues in the periods presented.
     Cost of services. Cost of services increased 23.4% to $17.5 million for the three months ended September 30, 2005, from $14.2 million for the three months ended September 30, 2004. Cost of services increased 22.1% to $34.0 million for the six months ended September 30, 2005, from $27.8 million for the six months ended September 30, 2004. The increase in cost of services can be attributed to the following:
•	Additional personnel and related costs associated with our newer programs, and

•	Increased investment in web-based tools and applications used in certain of our best practice research programs.
     Because cost of services as a percentage of revenue may fluctuate from quarter to quarter, the cost of services as a percentage of revenues for the three and six months ended September 30, 2005 may not be indicative of future quarterly or annual results.
     Member relations and marketing. Member relations and marketing costs increased 21.5% to $8.2 million, or 20.3% of revenues for the three months ended September 30, 2005, from $6.8 million, or 19.5% of revenues for the three months ended September 30, 2004. Member relations and marketing costs increased 22.6% to $16.3 million, or 20.6% of revenues for the six months ended September

30, 2005, from $13.3 million, or 19.6% of revenues for the six months ended September 30, 2004. The increase in member relations and marketing costs is primarily due to the following:
•	An increase in sales staff and related costs associated with the introduction of new membership programs, and

•	An increase in member relations personnel and related costs to serve the larger membership base.
     General and administrative. General and administrative expenses decreased 4.3% to $4.0 million, or 10.0% of revenues for the three months ended September 30, 2005, from $4.2 million, or 12.2% of revenues for the three months ended September 30, 2004. General and administrative expenses decreased 3.5% to $7.9 million, or 9.9% of revenues for the six months ended September 30, 2005, from $8.1 million, or 12.0% of revenues for the six months ended September 30, 2004. The decrease in general and administrative expenses is primarily due to greater investment in recruiting and new product development during the three and six months ended September 30, 2004.
     Depreciation and loss on disposal of fixed assets. This amount decreased to $451,000 for the three months ended September 30, 2005, from $600,000 for the three months ended September 30, 2004, and decreased to $884,000 for the six months ended September 30, 2005, from $992,000 for the six months ended September 30, 2004. The decrease can be attributable to a loss of $116,000 we incurred on the disposal of certain office equipment during the three months ending September 30, 2004.
     Provision for income taxes. We recorded a provision for income taxes of $4.7 million, $4.0 million, $9.3 million and $7.8 million in the three and six months ended September 30, 2005 and 2004, respectively. Our effective tax rate was 40.5% for each of these periods.
Liquidity and capital resources
     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $12.7 and $9.4 million for the six months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, we had approximately $145.3 million in cash and cash equivalents and marketable securities. Our marketable securities consist of U.S. government agency obligations and municipal obligations, primarily issued by the District of Columbia. We believe these funds, together with net positive cash flows from operating activities, will satisfy working capital, financing, and capital expenditure requirements for at least the next twelve months.
     Cash flows from investing activities. We used cash in investing activities of $13.6 million and $7.0 million during the six months ended September 30, 2005 and 2004, respectively. During the six months ended September 30, 2005, we paid $3.6 million for the acquisition of OptiLink. In addition, we used cash in investing activities for the net purchase of marketable securities, and capital expenditures made connection with the buildout of our new headquarters during the six months ended September 30, 2004.
     Cash flows from financing activities. During the six months ended September 30, 2005 and 2004, we spent $16.2 million and $26.6 million, respectively, for the purchase of treasury stock. Also during the six months ended September 30, 2005, we paid $371,000 to retire debt assumed in the OptiLink acquisition. In addition, we received $189,000 and $148,000 in connection with the issuance of common stock under our employee stock purchase plan in the six months ended September 30, 2005 and 2004, respectively.
     During the six months ended September 30, 2005, we had no material changes, outside the ordinary course of business, in our non-cancelable contractual financial obligations. At September 30, 2005 and March 31, 2005, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable, and the full amount of program agreement fees receivable and related deferred revenue are recorded, when an agreement is signed by the member. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of September 30, 2005 and March 31, 2005, approximately $1.3 million and $1.0 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.
Deferred tax asset recoverability
     For financial reporting purposes, we have deferred income taxes consisting primarily of net operating loss carryforwards for regular federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.
Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia has adopted regulations that modify, effective April 2001, the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies, as defined, doing business in the District of Columbia.
     We believe we qualify as a QHTC and have submitted a claim for refund of certain prior-year sales and use taxes paid to the District of Columbia. As a QHTC, our Washington, DC income tax rate would be 0.0% for five years and 6.0% thereafter, compared to 9.975% per year without this qualification. In addition we would be eligible for certain District of Columbia income tax credits and other benefits. While we believe we qualify as a QHTC, we have not recognized the impact of this election within the financial statements for the three and six months ended September 30, 2005 and 2004, respectively, because of uncertainties inherent in the regulations and the audit process by which the Office of Tax and Revenue would approve the claim for refund.
     For financial reporting purposes, we valued our deferred income tax assets and liabilities using Washington, DC’s currently enacted income tax rate of 9.975%. Additionally, we have continued to provide for income, sales and use taxes as if we were not a QHTC. However, if we had received a determination that we qualified for QHTC status as of September 30, 2005, we would have recorded a noncash charge to earnings of approximately $6.9 million, representing the impact on our existing deferred tax asset of lowering the Washington, DC income tax rate to 0.0%, net of any income tax credits discussed above. Upon acceptance by the Office of Tax and Revenue of the Company’s election as a QHTC, we will record the applicable charge.
Intangible assets acquired
     In connection with our acquisition of OptiLink, we acquired goodwill and other intangible assets. We follow Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) to determine if there has been an impairment of those assets. Impairment is identified first by comparing the fair value of the reporting unit that contains the goodwill to the carrying value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. In calculating the fair value of the reporting unit, we rely on a number of factors including projected operating results, anticipated future cash flows and other factors, all of which are based on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Due to the recent completion of the OptiLink acquisition, we have not performed an impairment analysis, but we believe that no such impairment existed as of September 30, 2005. We will complete the impairment analysis during the fiscal quarter ending March 31, 2006, or earlier if circumstances or events indicate a change in the impairment status.

Concentrations of credit risk
     Financial instruments that potentially expose us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and membership fees receivable. We maintain cash and cash equivalents and marketable securities with financial institutions. The concentration of credit risk with respect to membership fees receivable is generally diversified due to our large number of members. However, we may be exposed to a declining membership base in periods of unforeseen market downturns or severe competition, or due to regulatory developments. We perform periodic evaluations of the financial institutions and our membership base and establish allowances for potential credit losses.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant with limited exceptions and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Under the provisions of SFAS No. 123(R), the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date, will be reported in financing cash flows once the statement becomes effective. SFAS No. 123(R) further allows for either a modified prospective method of adoption or a retrospective method of adoption, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We are required to adopt SFAS No. 123(R) in the quarter beginning April 1, 2006. We are evaluating the transition methods and the impact of SFAS No. 123(R) and expect that we will record substantial non-cash compensation expenses following adoption. We anticipate that the adoption of SFAS No. 123(R) will have a significant adverse effect on the reporting of our results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At September 30, 2005, our marketable securities consist of $35.4 million in tax-exempt notes and bonds and $98.9 million in U.S. government agency securities. The average maturity on all our marketable securities as of September 30, 2005 was approximately 4.9 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act. The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on their evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not currently a party to any material legal proceedings.
Item 2. Unregistered Sales of Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.
Issuer Purchases of Equity Securities
     Our Board of Directors has authorized the repurchase of up to $100 million of our common stock in the open market and in privately negotiated transactions subject to market conditions. Authorization of the repurchase of up to $50 million of our common stock was originally announced on January 29, 2004; authorization of the repurchase of up to an additional $50 million was announced on October 28, 2004. No minimum number of shares has been fixed.

			Total Number	Approximate
			Of Shares	Dollar Value of
			Purchased as	Shares That
		Average	Part of a	May Yet Be
	Total Number	Price	Publicly	Purchased
	Of Shares	Paid	Announced	Under
	Purchased	Per Share	Plan	The Plan
July 1, 2005 to July 31, 2005	9,000	$48.16	1,822,391	$35,461,964
August 1, 2005 to August 30, 2005	20,495	$50.84	1,842,886	$34,420,090
September 1, 2005 to September 30, 2005	145,648	$50.25	1,988,534	$27,100,587

Total	175,143	$50.21

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on November 8, 2005.
THE ADVISORY BOARD COMPANY

By:	/s/ Frank J. Williams

Frank J. Williams
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David L. Felsenthal

David L. Felsenthal
Chief Financial Officer (Principal Financial and
Accounting Officer), Secretary and Treasurer