Form 10-Q
period 2005-12-31
ADVISORY BOARD CO
filed 2006-02-09
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
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
Yes     ☑ No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes     ☑ No     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐ No     ☑
As of February 7, 2006, we had outstanding 18,651,070 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2005	March 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,461	$27,867
Marketable securities	4,461	3,003
Membership fees receivable, net	50,013	21,320
Prepaid expenses and other current assets	3,041	2,430
Deferred income taxes, net	18,978	19,774

Total current assets	100,954	74,394
Property and equipment, net	9,114	9,023
Intangible assets, net	6,143	—
Deferred incentive compensation and other charges	11,203	6,189
Deferred income taxes, net of current portion	16,299	33,489
Marketable securities	127,992	122,044

Total assets	$271,705	$245,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues	$109,003	$82,262
Accounts payable and accrued liabilities	14,965	8,733
Accrued incentive compensation	8,130	7,820

Total current liabilities	132,098	98,815

Other long-term liabilities	755	1,010

Total liabilities	132,853	99,825

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 19,965,842 and 19,917,813 shares issued as of December 31 and March 31, 2005, respectively, 18,806,470 and 19,265,129 shares outstanding as of December 31 and March 31, 2005, respectively	200	199
Additional paid-in capital	143,584	142,040
Retained earnings	44,908	27,925
Accumulated elements of other comprehensive income	(1,589)	(1,273)
Treasury stock, at cost, 1,159,372 and 652,684 shares at December 31 and March 31, 2005, respectively	(48,251)	(23,577)

Total stockholders’ equity	138,852	145,314

Total liabilities and stockholders’ equity	$271,705	$245,139

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$42,112	$36,206	$121,346	$103,911

Costs and expenses:
Cost of services	18,035	15,059	52,031	42,899
Member relations and marketing	8,782	7,454	25,076	20,743
General and administrative (excluding Stock option expense of $0, $316, $0 and $316)	3,915	4,214	11,774	12,357
Depreciation and loss on disposal of fixed assets	327	400	1,211	1,392
Stock option expense	—	316	—	316

Income from operations	11,053	8,763	31,254	26,204
Interest income	1,448	1,001	4,255	2,810

Income before provision for income taxes	12,501	9,764	35,509	29,014
Provision for income taxes (see note 4)	9,208	4,282	18,526	12,079

Net income	$3,293	$5,482	$16,983	$16,935

Earnings per share:
Net income per share — basic	$0.17	$0.31	$0.89	$0.96
Net income per share — diluted	$0.17	$0.29	$0.85	$0.89
Basic weighted average number of shares outstanding	18,825	17,452	19,046	17,553
Diluted weighted average number of shares outstanding	19,748	18,861	19,960	19,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$16,983	$16,935
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation	1,330	1,276
Amortization of acquired intangibles	86	—
Loss on disposal of fixed assets	—	116
Write-off of deferred taxes related to Company’s QHTC status	5,741	—
Deferred income taxes	12,488	12,456
Amortization of marketable securities premiums	585	523
Changes in operating assets and liabilities:
Membership fees receivable	(28,492)	(16,871)
Prepaid expenses and other current assets	(557)	(661)
Deferred incentive compensation and other charges	(5,124)	(812)
Deferred revenues	26,594	14,766
Accounts payable and accrued liabilities	4,451	(152)
Accrued incentive compensation	310	313
Other liabilities	(360)	1,137

Net cash provided by operating activities	34,035	29,026

Cash flows from investing activities:
Purchases of property and equipment	(1,336)	(3,964)
Cash paid for acquisition, net of cash acquired	(3,596)	—
Redemption of marketable securities	7,400	20,713
Purchases of marketable securities	(15,933)	(22,242)

Net cash flows used in investing activities	(13,465)	(5,493)

Cash flows from financing activities:
Proceeds from exercise of stock options	791	7,343
Repayment of debt assumed in acquisition	(371)	—
Purchases of treasury stock	(24,674)	(34,671)
Issuance of common stock under employee stock purchase plan	278	207

Net cash used in financing activities	(23,976)	(27,121)

Net decrease in cash and cash equivalents	(3,406)	(3,588)
Cash and cash equivalents, beginning of period	27,867	41,389

Cash and cash equivalents, end of period	$24,461	$37,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business description and basis of presentation
     The Advisory Board Company (the Company) provides best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. The Company provides members with its best practices research and analysis through discrete annual programs. Each program typically charges a fixed annual fee and provides members with services which may include best practices research reports, executive education, on-line analytical tools, and other supporting research services. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the Company’s research studies, and are therefore not individually renewable.
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
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2005, has been derived from the financial statements that have been audited by the Company’s independent auditors. The consolidated results of operations for the three and nine months ended December 31, 2005, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2006, or any other period within the Company’s fiscal year 2006.
2. Critical accounting policies
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when an agreement is signed by the member. All membership fees are deferred and recognized over the term of the agreement, which is typically 12 months. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of December 31, 2005 and March 31, 2005, approximately $7.4 million and $1.0 million, respectively, of deferred revenues were to be recognized beyond the following 12 months. One of the Company’s best practice research programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended. The Company recognizes revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company separates the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
Earnings per share
     Basic earnings per share is computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of diluted weighted average common shares outstanding during the period. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury stock method, using the Company’s statutory tax rate to buy back shares. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	18,825	17,452	19,046	17,553
Weighted average common share equivalents outstanding	923	1,409	914	1,521

Diluted weighted average common shares outstanding	19,748	18,861	19,960	19,074

Deferred income taxes
     For tax purposes, the Company has deferred income taxes consisting primarily of net operating loss carry forwards for regular federal income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the net deferred income taxes. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. The Company has established its deferred income tax assets and liabilities using currently enacted tax laws and rates. The Company will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.
Stock-based compensation
     At December 31, 2005, the Company had several stock-based employee compensation plans. The Company accounts for options granted under those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(in thousands, except share and per share information)
Net income, as reported	$3,293	$5,482	$16,983	$16,935
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,572)	(2,206)	(5,852)	(7,207)

SFAS No. 123 fair value adjusted net income	$1,721	$3,276	$11,131	$9,728

Earnings per share:
Basic — as reported	$0.17	$0.31	$0.89	$0.96
Diluted — as reported	$0.17	$0.29	$0.85	$0.89
Basic — SFAS No. 123 fair value adjusted	$0.09	$0.19	$0.58	$0.55
Diluted — SFAS No. 123 fair value adjusted	$0.09	$0.18	$0.56	$0.52
Options granted during the period	5,000	187,000	20,000	197,000
Weighted average fair value of options granted	$17.38	$9.36	$15.62	$9.67
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
Recent Accounting Pronouncement
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95 (“SFAS No. 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant with limited exceptions and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Under the provisions of SFAS No. 123(R), a portion of the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date will be reported in financing cash flows once the statement becomes effective. SFAS No. 123(R) further allows for either a modified prospective method of adoption or a retrospective method of adoption, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is required to adopt SFAS No. 123(R) in the quarter beginning April 1, 2006. The Company is evaluating the impact of SFAS No. 123(R) and currently expects to record noncash compensation expenses of approximately $3.5 million per quarter before income tax effects in fiscal 2007, following adoption of SFAS No. 123(R).
3. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $2.9 million, $16.7 million, $5.3 million and $15.9 million during the three and nine months ended December 31, 2005 and 2004, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of the unrealized gains (losses) on available-for-sale marketable securities. Unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to ($396,000), ($316,000), ($202,000) and ($1.0 million) during the three and nine months ended December 31, 2005 and 2004, respectively.
4. Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (“QHTC”), as defined, doing business in the District of Columbia.
     The Company recently received notification from the Office of Tax and Revenue that its certification as a QHTC under the Act had been accepted effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate will be 0.0% from the effective date through 2008 and 6.0% thereafter, versus 9.975% prior to this qualification. In addition, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits listed above. As a result, the Company recorded a one-time noncash income tax charge to earnings of $5.7 million which consisted of a $7.3 million charge reflecting the impact on its deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0% as of September 30, 2005, offset by a true-up to the provision for income taxes during the six months ended September 30, 2005 of $1.6 million resulting from the reduction of the annual effective tax rate from 40.5% to 33.4%. In addition, the Company recorded other third quarter adjustments related to its new certification as a QHTC totaling approximately $0.7 million.
5. Supplemental cash flow disclosures
     The Company utilized tax benefits from the exercise of stock options that principally offset the current tax provision that was recorded in the accompanying condensed consolidated statements of income. During the nine months ended December 31, 2005 and 2004, the Company recognized approximately $0.4 million and $9.3 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options. In addition, during the nine months ended December 31, 2005, the Company paid $0.1 million for income taxes related to prior year income tax liabilities incurred outside of Washington, D.C.

8. OptiLink Acquisition
     On July 1, 2005, the Company acquired approximately 95% of the outstanding common stock of Quality Team Associates, Inc., dba OptiLink Healthcare Management Systems, an Oregon corporation (“OptiLink”). On August 30, 2005 the Company purchased the remaining 5% of outstanding common stock from the minority share holders (these transactions are collectively referred to as the “Acquisition”). The Company has included the financial results of OptiLink in its condensed consolidated financial statements beginning July 1, 2005 (the “Acquisition Date”), the date the Company acquired a majority interest. The combined results of operations of OptiLink as though it had been combined as of the beginning of each of the periods presented was not materially different than the Company’s reported results of operations, including revenue, net income or cash flows, for the three and nine months ended December 31, 2005. The minority interest in the earnings of OptiLink from the period July 1, 2005 to August 30, 2005 was nominal.
     OptiLink is engaged in the development, sale and support of patient classification and staffing computer software used in the healthcare industry. The Company believes that the acquisition of Optilink is consistent with its long-term strategic direction and allows it to better serve its current and future members.
     The Acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of July 1, 2005. The total purchase price, including amounts the Company paid to retire debt assumed in the Acquisition is comprised of the following (in thousands).

Cash paid to founders	$3,397
Cash paid to minority shareholders	265
Acquisition related transaction costs	125
Cash paid to repay acquired debt	371
Deferred acquisition payments	1,100

Total	$5,258

     Acquisition related transaction costs include legal, accounting and other professional fees directly related to the Acquisition.
Purchase Price Allocation
     Under business combination accounting, the total purchase price was allocated to OptiLink’s net tangible and identifiable intangible assets based on their estimated fair values as of July 1, 2005. After final allocations, the excess of the purchase price over the net tangible and identifiable intangible assets will be recorded as goodwill.

Intangible Assets
     In performing its preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of OptiLink’s products. The Company’s fair value of identifiable intangible assets was based, in part, on a valuation completed by an independent investment banking firm using an income and replacement cost approach, and estimates and assumptions provided by management. The identified intangible assets consisted of developed technology and customer contracts and have estimated lives of five years. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $5.8 million was recorded as goodwill.
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
     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to the following.
•	our dependence on the health care industry,

•	our membership-based business model,

•	our dependence on key personnel and our ability to attract and retain qualified personnel,

•	our management of growth,

•	our inability to know in advance if new products will be successful,

•	competition,

•	cost containment pressures on health care providers,

•	economic and other conditions in the markets in which we operate,

•	our potential exposure to loss of revenue resulting from our unconditional service guarantee,

•	our ability to provide continuous and uninterrupted performance of our hardware, network, and applications, including those we have acquired or which may be provided by third parties,

•	government regulations,

•	variability of quarterly operating results,

•	possible volatility in our stock price,

•	the impact on our financial results associated with some of our newer programs that are more dependent upon technology,

•	the effects of adoption of SFAS No. 123(R) including the amount, type and timing of future stock-based compensation grants, and

•	various factors that could affect our effective tax rates, including whether the District of Columbia withdraws our status as a Qualified High-Technology Company.
     These and other factors are discussed more fully in our 2005 annual report on Form 10-K that we filed with the Securities and Exchange Commission on June 14, 2005. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
     We provide best practices research and analysis across the health care industry. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. We generate revenue by providing memberships in 28 best practices programs and non-renewable installation support programs. Our revenues grew 16.8% in the first nine months of fiscal 2006 over the first nine months of fiscal 2005.
     Members of each of our 20 best practices programs pay a fee that is fixed for the duration of the membership agreement, and have access to all of a program’s membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our program services may include best practices research studies, executive education, proprietary content databases and electronic tools to assist in decision support and hardwiring the adoption of best practices, daily on-line executive briefings, and original executive inquiry services. Memberships in each best practices research program are renewable at the end of their membership contracts.
     Our eight other best practices programs provide installation support. These programs help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in the nine months ended December 31, 2005, with the balance of our revenues generated by installation support programs.

     Contract value is one metric we use to monitor the current annualized dollar value of our memberships. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement. We have increased our contract value 17.5% at December 31, 2005 compared to December 31, 2004.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses and depreciation. Cost of services represents the costs associated with the production and delivery of our products and services. Because each program generally offers a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of new hires and new program introductions, the nature and timing of program deliverables, and changes in the mix of programs we provide. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions.
Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (“QHTC”), as defined, doing business in the District of Columbia.
      We recently received notification from the Office of Tax and Revenue that our certification as a QHTC under the Act had been accepted effective as of January 1, 2004. As a QHTC, our Washington, D.C. statutory income tax rate will be 0.0% through 2008 and 6.0% thereafter, versus 9.975% prior to this qualification. In addition, we are also eligible for certain Washington, D.C. income tax credits and other benefits listed above. As a result, we recorded a one-time noncash income tax charge to earnings of $5.7 million, which consisted of a $7.4 million charge reflecting the impact on our deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0% as of September 30, 2005 offset by a true-up to the provision for income taxes during the six months ended September 30, 2005 of $1.6 million resulting from the reduction of the annual effective tax rate from 40.5% to 33.4%. In addition, we recorded other third quarter adjustments related to its new certification as a QHTC totaling approximately $0.7 million.
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
Results of operations
     The following table shows our statements of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	42.8	41.6	42.9	41.3
Member relations and marketing	20.9	20.6	20.6	20.0
General and administrative (excluding stock option expense of 0.0%, 0.9%, 0.0% and 0.3%)	9.3	11.6	9.7	11.9
Depreciation and loss on disposal of fixed assets	.8	1.1	1.0	1.3
Stock option expense	—	0.9	—	0.3

Income from operations	26.2	24.2	25.8	25.2
Interest income	3.5	2.8	3.5	2.7

Income before provision for income taxes	29.7	27.0	29.3	27.9
Provision for income taxes	21.9	11.9	15.3	11.6

Net income	7.8%	15.1%	14.0%	16.3%

Three and nine months ended December 31, 2005 and 2004
     Revenues. Total revenues increased 16.3% to $42.1 million for the three months ended December 31, 2005, from $36.2 million for the three months ended December 31, 2004. Total revenues increased 16.8% to $121.3 million for the nine months ended December 31, 2005, from $103.9 million for the nine months ended December 31, 2004. Our contract value increased 17.5% to $165.6 million at December 31, 2005 from $141.0 million at December 31, 2004. Revenue growth was attributed to the following factors:
•	The introduction and expansion of four new programs during the past twelve months, and

•	Cross-selling programs to existing members.
     To a lesser degree, sales to new member organizations and price increases also contributed to our revenue growth. Our acquisition of OptiLink did not have a material impact on our revenues in the periods presented.
     Cost of services. Cost of services increased 19.8% to $18.0 million for the three months ended December 31, 2005, from $15.1 million for the three months ended December 31, 2004. Cost of services increased 21.3% to $52.0 million for the nine months ended December 31, 2005, from $42.9 million for the nine months ended December 31, 2004. The increase in cost of services can be attributed to the following:
•	Additional personnel and related costs associated with our larger revenue base including new programs,

•	Increased investment in web-based tools and applications used in certain of our best practice research programs which require more upfront resources before launch, and

•	Variable licensing fees associated with one of our research programs.
     Because cost of services as a percentage of revenue may fluctuate from quarter to quarter, the cost of services as a percentage of revenues for the three and nine months ended December 31, 2005 may not be indicative of future quarterly or annual results.
     Member relations and marketing. Member relations and marketing costs increased 17.8% to $8.8 million, or 20.9% of revenues for the three months ended December 31, 2005, from $7.5 million, or 20.6% of revenues for the three months ended December 31, 2004. Member relations and marketing costs increased 20.9% to $25.1 million, or 20.7% of revenues for the nine months ended December 31, 2005, from $20.7 million, or 20.0% of revenues for the nine months ended December 31, 2004. The increase in member relations and marketing costs is primarily due to the following:
•	An increase in sales staff and related costs associated with the introduction of new membership programs, and

•	An increase in member relations personnel and related costs to serve the larger membership base.
     General and administrative. General and administrative expenses decreased 7.1% to $3.9 million, or 9.3% of revenues for the three months ended December 31, 2005, from $4.2 million, or 11.6% of revenues for the three months ended December 31, 2004. General and administrative expenses decreased 4.7% to $11.8 million, or 9.7% of revenues for the nine months ended December 31, 2005, from $12.4 million, or 11.9% of revenues for the nine months ended December 31, 2004. The decrease in general and administrative expenses is primarily due to greater investment in recruiting during the three and nine months ended December 31, 2004.
     Depreciation and loss on disposal of fixed assets. This amount decreased to $327,000 for the three months ended December 31, 2005, from $400,000 for the three months ended December 31, 2004, and decreased to $1.2 million for the nine months ended December 31, 2005, from $1.4 million for the nine months ended December 31, 2004. The decrease in depreciation during the nine months ended December 31, 2005 is attributable to a loss of $116,000 we incurred on the disposal of certain office equipment during the three months ending September 30, 2004.
     Provision for income taxes. Our provision for income taxes was $9.2 million, $4.3 million, $18.5 million and $12.1 million in the three and nine months ended December 31, 2005 and 2004, respectively. The increase in the provision for income taxes and the effective income tax rate for the three and nine months ended December 31, 2005, as compared to 2004, primarily reflects the one-time noncash income tax charge to earnings to recognize the benefits associated with our newly effective status as a Qualified High Technology Company (“QHTC”) within Washington, D.C. We expect our effective tax rate to be approximately 33.4% for the remainder of the fiscal year ending March 31, 2006.
Liquidity and capital resources
     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. We generated net cash flows from operating activities of $34.0 million and $29.0 million for the nine months ended December 31, 2005 and 2004, respectively. Cash flows from operating activities include net income, the one-time noncash charge to earnings associated with our new QHTC status, offset by the decrease in deferred revenues and the increase in membership fees receivable and deferred incentives and other charges. As of December 31, 2005 and 2004, we had approximately $6.7 million and $0.8 million, respectively, of future billings recorded in accounts receivable associated with contracts whose term expires beyond the following 12 months.
     As of December 31, 2005, we had approximately $156.9 million in cash and cash equivalents and marketable securities. Our marketable securities consist of U.S. government agency obligations and municipal obligations, primarily issued by the District of Columbia. We believe these funds, together with net positive cash flows from operating activities, will satisfy working capital, financing, and capital expenditure requirements for at least the next twelve months.
     Cash flows from investing activities. We used cash in investing activities of $13.5 million and $5.5 million during the nine months ended December 31, 2005 and 2004, respectively. During the nine months ended December 31, 2005, we paid $3.6 million for the acquisition of OptiLink. In addition, we used cash in investing activities for the net purchase of marketable securities, and capital expenditures made connection with the buildout of our new headquarters during the nine months ended December 31, 2004. We expect our capital expenditures to increase in fiscal 2007 due to the planned build out of an expansion floor available in our Washington, D.C. headquarters and increased investment in internal and external development resources to build analytical tools for use in some of our programs.
     Cash flows from financing activities. During the nine months ended December 31, 2005 and 2004, we spent $24.7 million and $34.7 million, respectively, for the purchase of treasury stock. Also during the nine months ended December 31, 2005, we paid $371,000 to retire debt assumed in the OptiLink acquisition. In addition, we received $791,000 and $7.3 million connection with the exercise of stock options during the nine months ended December 31, 2005 and 2004, respectively.
     During the nine months ended December 31, 2005, we had no material changes, outside the ordinary course of business, in our non-cancelable contractual financial obligations. At December 31, 2005 and March 31, 2005, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when an agreement is signed by the member. All membership fees are deferred and recognized over the term of the agreement, which is typically 12 months. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of December 31, 2005 and March 31, 2005, approximately $7.4 million and $1.0 million, respectively, of deferred revenues were to be recognized beyond the following 12 months. One of our best practice research programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended. We recognize revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.

Deferred tax asset recoverability
     For financial reporting purposes, we have deferred income taxes consisting primarily of net operating loss carryforwards for regular federal income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.
Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia has adopted regulations that modify, effective April 2001, the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies, as defined, doing business in the District of Columbia. We recently received notification from the Office of Tax and Revenue that our certification as a QHTC under the Act had been accepted effective as of January 1, 2004. As a QHTC, our Washington, D.C. statutory income tax rate will be 0.0% through 2008 and 6.0% thereafter, versus 9.975% prior to this qualification. In addition, we are also eligible for certain Washington, D.C. income tax credits and other benefits listed above. As a result, we recorded a one-time noncash income tax charge to earnings of $5.7 million, which consisted of a $7.4 million charge reflecting the impact on our deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0% as of September 30, 2005 offset by a true-up to the provision for income taxes during the six months ended September 30, 2005 of $1.6 million resulting from the reduction of the annual effective tax rate from 40.5% to 33.4%. In addition, we recorded other third quarter adjustments related to its new certification as a QHTC totaling approximately $0.7 million.
Intangible assets acquired
     In connection with our acquisition of OptiLink, we acquired goodwill and other intangible assets. We will follow Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) to determine if there has been an impairment of those assets. Impairment is identified first by comparing the fair value of the reporting unit that contains the goodwill to the carrying value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. In calculating the fair value of the reporting unit, we rely on a number of factors including projected operating results, anticipated future cash flows and other factors, all of which are based on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. Due to the recent completion of the OptiLink acquisition, we have not performed an impairment analysis, but we believe that no such impairment existed as of December 31, 2005. We will complete the impairment analysis during the fiscal quarter ending March 31, 2006, or earlier if circumstances or events indicate a change in the impairment status.
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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant with limited exceptions and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Under the provisions of SFAS No. 123(R), the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date, will be reported in financing cash flows once the statement becomes effective. SFAS No. 123(R) further allows for either a modified prospective method of adoption or a retrospective method of adoption, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We are required to adopt SFAS No. 123(R) in the quarter beginning April 1, 2006. We are evaluating the impact of SFAS No. 123(R) and currently expect that we will record noncash compensation expense before income tax effects of approximately $3.5 million per quarter in fiscal 2007, following adoption of SFAS No. 123(R).
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At December 31, 2005, our marketable securities consist of $36.2 million in tax-exempt notes and bonds and $96.3 million in U.S. government agency securities. The average maturity on all our marketable securities as of September 30, 2005 was approximately 4.7 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.
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

			Total Number	Approximate
			Of Shares	Dollar Value of
			Purchased as	Shares That
		Average	Part of a	May Yet Be
	Total Number	Price	Publicly	Purchased
	Of Shares	Paid	Announced	Under
	Purchased	Per Share	Plan	The Plan
October 1, 2005 to October 31, 2005	103,538	$50.12	2,092,072	$21,911,569
November 1, 2005 to November 30, 2005	67,300	$48.85	2,159,372	$18,623,978
December 1, 2005 to December 31, 2005	—	$—	2,159,372	$18,623,978

Total	170,838	$49.62
     Authorization of the repurchase of up to an additional $50 million of our common stock was announced on February 7, 2006.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
           The Annual Meeting of Stockholders of The Advisory Board Company was held on November 15, 2005. The following is a tabulation of the voting on the proposals presented at the Annual Meeting of Stockholders.
Proposal No. 1 — Election of Directors

Elected Director	Votes For	Votes Withheld
Marc N. Casper	18,040,773	204,478
Kelt Kindick	18,040,773	204,478
Joseph E. Laird, Jr.	18,040,773	204,478
Mark R. Neaman	18,040,626	204,625
Leon D. Shapiro	18,040,773	204,478
Frank J. Williams	17,949,889	295,362
LeAnne M. Zumwalt	18,238,260	6,991
     The directors elected pursuant to the foregoing proposal constitute all of the members of our board of directors.
Proposal No. 2 — Adoption of The Advisory Board Company 2005 Stock Incentive Plan.

Shares voted FOR	31,545,268
Shares voted AGAINST	3,355,453
Shares voted to ABSTAIN	52,323
Proposal No. 3 — Appointment of Ernst & Young, LLP as Independent Registered Accountant for the Fiscal Year Ending March 31, 2006.

Shares voted FOR	18,207,554
Shares voted AGAINST	35,014
Shares voted to ABSTAIN	2,683

Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     (a) Exhibits:

Exhibit 31.1	Certification of Frank J. Williams Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Michael T. Kirshbaum Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Frank J. Williams and Michael T. Kirshbaum Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on February 9, 2006.
THE ADVISORY BOARD COMPANY

By:	/s/ Michael T. Kirshbaum

Michael T. Kirshbaum
Chief Financial Officer (principal financial officer)

By:	/s/ Thomas J. Aprahamian

Thomas J. Aprahamian
Chief Accounting Officer, Secretary and Treasurer
(principal accounting officer)