Form 10-K
period 2006-03-31
ADVISORY BOARD CO
filed 2006-06-14
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended March 31, 2006
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
Common Stock, par value $0.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
                          Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing price of the registrant’s common stock as of September 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant is $707,256,281*.
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of June 1, 2006, The Advisory Board Company had outstanding 18,906,676 shares of Common Stock, par value $0.01 per share.
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
     You should understand that many important factors could cause our results to differ materially from those expressed in these forward-looking statements. Among the factors that could cause our future results to differ from those reflected in forward-looking statements are the risks discussed in this Form 10-K under Item 1A – Risk Factors.

PART I
Item 1. Business.
Overview
     We provide best practices research and analysis to hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device companies primarily in the United States, focusing on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. For a fixed fee, members of each program have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and decision support tools. Our member renewal rate for each of the last five fiscal years equaled or exceeded 87%, which we believe is a reflection of our members’ recognition of the value they derive from participating in our programs. We currently offer 29 programs and serve more than 2,500 members.
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
     Our membership-based model, in which members actively participate in our research and analysis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data and strategic plans and enables us to provide detailed best practices analyses on current industry issues. Each of our 29 programs targets the issues of a specific executive constituency or business function. We sell substantially all of our program memberships as one-year agreements.
     Each of our programs offers a standardized set of services, allowing us to spread our largely fixed program cost structure across our membership base of participating companies. This economic model enables us to increase our revenues and operating profit as we expand the membership base of our programs over time and, we believe, permits members to learn about industry best practices and access solutions at a fraction of the cost of customized analyses or services provided by major consulting firms.
     Our membership includes some of the most prestigious health care institutions in the United States. As of March 31, 2006, 15 of the top 16 hospitals as ranked by U.S. News and World Report were members, including The Cleveland Clinic, Duke University Medical Center, The Johns Hopkins Hospital, Massachusetts General Hospital and Stanford Hospital and Clinics. Our membership also includes leading pharmaceutical and biotech companies, health care insurers and medical device companies, such as Johnson & Johnson, Medtronic, Merck and Wyeth Pharmaceuticals. Within these organizations, we serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach more than 5,000 chief executive and chief operating officers and 50,000 senior executives, clinical leaders, department heads and product-line managers.
     Our Target Market — The Health Care Industry
     We serve health care organizations, a sector providing critical services to the community and one that comprises a large and growing industry. The Centers for Medicare and Medicaid Services estimates that spending in the United States for health care services will be $2.2 trillion in 2006 and projects spending will grow at an annual rate of approximately 7% through 2015.
     Health care companies rely on professional information services firms to help them develop strategies, improve operations and train staff in order to remain competitive in the dynamic industry environment. We believe that the following characteristics of the health care industry make it especially suited for our business model of delivering professional information services regarding best practices on a standardized basis:
•	Common Industry-Wide Issues. Health care companies of all sizes face many of the same complex strategic, operational and management issues, including increasing revenues, reducing costs, overcoming labor shortages, managing clinical innovation, improving productivity, reengineering business processes, increasing clinical quality, improving manager effectiveness and complying with new government regulations. Because the delivery of health care services is based upon very complex, interrelated processes that involve many types of health care companies, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

•	Fragmented Industry. Our target market within the health care industry consists of over 5,000 current or potential members in the United States. This target market includes many health care providers that deliver health care services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

•	Willingness to Share Best Practices. We believe that health care companies have a relatively high propensity to share best practices. Many companies are non-profit organizations or compete in a limited geographic market and do not consider companies outside their market to be their competitors. In addition, the health care industry has a long tradition of disseminating information as part of ongoing medical research and education activities.

•	Limited Financial Resources. A cooperative membership model that provides access to best practices on a shared-cost basis appeals to many cost-conscious health care companies that may otherwise be limited in their ability to make discretionary investments in order to commission an exclusive customized study to address their critical issues.
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
Focus on Best Practices Research for the Health Care Industry
     We focus on researching the best practices within the health care industry. Our focus on health care has enabled us to develop a membership that includes progressive and highly regarded health care institutions where many industry issues are first identified and where many of the best practices originate. We believe that health care companies will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, industry-wide basis and that our reputation and success to date has uniquely positioned us as a leading source for identifying, evaluating and communicating these evolving solutions.
Leverage Our Intellectual Capital and Relationships by Providing Best Practices Installation Support
     We are able to efficiently leverage research and relationships from our renewable programs to develop new programs offering best practices installation support, thereby generating additional revenues for a low incremental cost to serve. Our research programs produce the best practices that we use to create new management tools and executive education modules. These tools are packaged and delivered typically as 12-month memberships for separate annual fees. Our research programs also provide a platform to identify member organizations seeking support in adopting the best practices profiled in our research to improve their own performance.
Scale Our Economic Model
     Our economic model enables us to add new members to all of our programs for a low incremental cost per member, thereby growing our revenues and improving our operating income as we increase the membership base of our existing programs. A significant portion of every program’s cost structure for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in a program. By targeting topics that will be of interest to a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of potential members.
Continue Research, Analysis and Decision Support Excellence
     The quality of our research, analysis and decision support is a critical component of our success. Experienced program research directors are responsible for assuring that our research methodology is applied to all studies and that research quality is maintained across all solutions and programs. We are highly selective in our hiring, recruiting only the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.
Deliver Superior Value Proposition
     Our programs offer access to best practices from leading institutions at a fraction of the cost any major consulting firm would charge to provide a comparable customized analysis or solution. Members can use our programs to improve the effectiveness of their organizations, often resulting in increased productivity and reduced operating costs. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve by successfully implementing one or more of the dozens of best practices they receive as members of a particular program. Our member renewal rate for each of the last five fiscal years equaled or exceeded 87%.

Growth Strategy
     Our growth strategy is to leverage our extensive membership, deep knowledge base of best practices and proven business formula to increase revenues and profitability.
Cross-Sell Additional Programs to Existing Members
     Since April 2000, we have increased the number of programs we offer from 6 to 29, thereby significantly increasing our cross-sell opportunity. We actively cross-sell additional programs to our 2,500 members using a variety of tactics, including sales force visits, presentations at member meetings and announcements in our research publications and website.
Develop New Programs
     We will continue developing new programs to cross-sell to existing members and to attract new member institutions. We develop new program concepts and rigorously evaluate and prioritize target opportunities using defined new program development criteria. We involve industry thought-leaders from progressive and well-known companies as advisors early on in our new program development process and typically convert a high percentage of our advisors into paying members prior to launching the program. We plan to launch approximately three to four new programs per year for at least the next three years.
Adapt to Serve Members’ Evolving Needs
     The information that we derive from our existing relationships with members is critical to our growth strategy. As a result of these relationships, we are able not only to adjust the research agendas of our existing programs but also to offer new programs and services to meet members’ changing needs. Across the last several years, we have broadened our offerings, moving from research programs largely focused on strategic issues to a more expansive set of research and installation programs that provide information and tools to address operational and management issues, as well as strategic concerns. Recently, we have also introduced programs anchored by robust analytical tools that serve as a conduit to in-depth analysis and hardwiring of best practices into operations. We believe that because of our relationships with our members, we are provided a unique window on their needs. Our focus on serving those needs allows us to capitalize on new opportunities for our standardized best practices research, analysis, web-based tools and installation support.
Target Additional Sectors of the Health Care Industry
     In 1992 we launched our Health Care Industry Strategy program to educate pharmaceutical, biotech, health insurance and medical device companies on the major issues and challenges facing their largest customer segment, health care provider organizations. We plan to leverage the Health Care Industry Strategy program and the relationships we have developed with senior executives at leading pharmaceutical, biotech, health insurance and medical device companies to drive deeper and develop additional programs focused directly on the issues of these additional sectors of the health care industry. In the last two years, we have begun to offer additional services to the medical device sector and we will continue to target other opportunities within these sectors that allow us to apply our business formula of launching programs that are largely fixed-cost in nature and offer a highly standardized solution.
Our Membership
     As of March 31, 2006, our membership consisted of more than 2,500 hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device and supply companies. Within these organizations, our programs also serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over 5,000 chief executive and chief operating officers and more than 50,000 senior executives, clinical leaders, department heads and product line managers. No one member accounted for more than 2% of revenues in any of the last three fiscal years.
     We seek to involve the country’s most progressive health care companies in our membership. The participation of these members provides us with a window on the latest challenges confronting the health care industry and the most innovative best practices that we can share broadly throughout our membership. We serve 15 of the top 16 hospitals in the U.S. News and World Report 2005 America’s Best Hospitals ranking, 90 of the largest 100 health care delivery systems and 20 of the world’s largest pharmaceutical and medical device companies. The following table sets forth information with respect to membership programs, members and renewals as of the dates shown:

	March 31,
	2002	2003	2004	2005	2006
Membership programs offered	15	18	21	25	29
Total members	2,170	2,297	2,347	2,572	2,595
Member renewal rate (1)	88%	89%	87%	92%	90%
Contract value (in thousands of dollars) (2)	$86,108	$106,745	$124,929	$146,137	$170,510

(1)	For the year then ended. The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

Programs and Services
Programs
     We currently offer 29 distinct membership programs in three key areas: Strategy, Operations and Management. Our health care strategy programs serve CEOs, CFOs, board members, senior-most marketing and planning executives and major product line managers and focus on broad industry trends and business issues. Our health care operations programs serve executives and general managers operating key divisions and departments within health care companies and focus on operational issues such as process improvement, cost reduction, productivity and quality improvement. Our health care management programs serve human resources executives, chief medical officers and general managers responsible for large staffs and focus on management issues such as talent development, succession planning, physician relations and leadership skills training. Within each practice area, we offer one or more platform programs focusing on enterprise-wide strategic, operational or management issues and serving senior executives within the organization, as well as more targeted programs which focus on specific strategic, operational and management issues and serve executives deeper within a member company.
     The programs are focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, analyzing emerging trends within the health care industry, providing members with robust data collection and analytical web-based tools and supporting institutions’ efforts to adopt and implement best practices to improve their own performance. Each year, our staff of research managers and analysts conducts thousands of interviews with health care industry executives on a large number of substantive areas, including:
•	revenue management and product line development

•	health system cost reduction and clinical reform

•	nursing recruitment, retention and productivity

•	hospital department operations

•	pharmaceuticals and medical device technology

•	strategic approach to problem solving and innovation

•	elevating clinical quality through change leadership
     We focus senior management on important problems by providing an analysis of best practices used by some of the most successful health care companies to solve those problems, and by providing tools to accelerate the adoption of best practices within our member institutions. In fiscal 2006, we published more than 50 new best practices research reports, performed more than 4,000 onsite seminars and member meetings to over 1,800 member companies reaching more than 40,000 executive and managerial participants, produced more than 4,000 customized research reports, served more than 8,000 users via on-line decision support tools and provided content via our password-protected website and email to over 75,000 registered users.
     Each program is run by a research director who is responsible for applying our standard research methodologies to produce best practices studies and tools, and for maintaining the quality of all program services. Relying on member steering sessions, member topic polls and one-on-one interviews with top industry executives, each research director identifies the most timely and important topics of shared member interest and sets the program’s priorities in an annual agenda. The annual agenda is used to communicate potential best practices study topics and associated program services to participating members, although the actual studies and services delivered to members across the corresponding time period may vary from what is described in the agenda based on member input and changes in the health care environment. A team of research analysts and instructors is dedicated to each program, collectively researching the topics on the program agenda, writing the best practices studies and providing all other program services.
Services
     Each program typically charges a separate annual membership fee. The program fee is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our program services may include best practices research studies, executive education, daily on-line executive briefings, original executive inquiry service, best practices installation support, proprietary content databases and web-based tools to assist in decision support and hardwiring the adoption of best practices. Health care companies can only access our services within a program if they are members of the relevant program. A description of these services follows:

     Best Practices Research Studies
     Each best practices research study or topic generally addresses a specific strategic challenge, operational issue or management concern. In fiscal 2006, we published more than 50 best practices research studies. Each research program typically publishes two to five best practices research studies or modules annually. We design each study and module to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to 250 pages of research content. Research studies include an up-front essay framing the major business issues and sections describing up to 20 best practices. Consistent application of our research methodology and extensive staff member training across all programs enables us to maintain research quality while increasing the number of our programs.
     Executive Education
     Relying on our proprietary best practices research, we deliver an executive education curriculum to member institutions nationwide. We offer executive education services through two channels — general membership meetings and presentations or facilitated discussions conducted on-site at member organizations. In either case, we use lively, interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In fiscal 2006, we delivered executive education services to over 1,800 member organizations, reaching more than 40,000 executive and managerial participants. These touches took place through more than 130 member meetings and over 3,900 onsite seminars at member organizations. In addition to providing service to our members, these executive education services are also an important building block of our relationships with our members, allowing for the opportunity to gather member input about our research agendas and services, and generating leads for cross-selling new programs to existing members.
     We deploy a staff of more than 40 full-time and part-time faculty who conduct our executive education curriculum. We update our library of executive education modules throughout the year as we translate new best practices research into executive education content.
     Proprietary Databases, On-line Services and Decision Support Tools
     Across our programs, we offer a variety of databases, online services, electronic tools and web-based applications to increase the utility of our content and assist in hardwiring best practices into daily process flows at member institutions. Each research program maintains a password-protected proprietary online database including such items as best practices, executive modules, on-line benchmarking data, audit toolkits, market forecasting instruments, management dashboards, productivity analytics and other decision support tools accessible only to members of the program. These websites and online applications, originally established in 1996, have become broader in their offerings across time, evolving from a more static content delivery model to an interactive model with robust data collection and analytical tools to assist members in examining their own data and incorporating best practices into their institutions’ workflows. In addition, through the websites, members of each program may commission customized research briefs, search and access the electronic library of research studies and graphics, review executive education modules, view meeting schedules and communicate with our staff and other members.
     The Internet has become our largest distribution channel and is an efficient and effective means for us to interact with our members and to deliver an increasingly sophisticated and customized set of services. By providing a wide array of tools and content to our members online, we also achieve deep penetration into each of our member organizations, allowing a broader group of executives, managers and front-line leaders access to critical support required for both their daily and more strategic decisions.
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
Executive Watches. Our Executive Watch reports provide best practices, benchmark data and industry news for specific executive constituencies within health care companies. We currently produce seven Executive Watch reports for the following executive constituencies: chief financial officers; chief nursing officers; clinical leaders and senior hospital executives; chief medical officers; cardiac administrators; and oncology administrators. Our Executive Watch reports are pushed out to executives via email on a biweekly basis and are updated on our websites throughout the publishing cycle.
     Original Executive Inquiry
     Certain programs permit members to assign short-answer, customized research requests to our research staff through our original executive inquiry service. Depending on the need of the requesting member, completed projects may include literature searches, vendor profiles, benchmark data, in-depth analysis or original primary research.

     Original executive inquiry projects generally take 5 to 15 days to complete, depending on the depth of the information request and the type of research product desired. Typical research briefs generally contain two to four case study profiles of interviewed institutions, highlighting significant trends, successful practices and comparative responses to a range of questions. After we have completed and delivered the written brief to the requesting member, we make many of these briefs accessible to other members of the same program through our proprietary database.
     We believe that the original executive inquiry service builds our proprietary database and further encourages members to view us as a reliable and effective resource for best practices research.
     Best Practices Installation Support
     Eight of our programs provide members with support in installing the best practices profiled in our research studies within their own organizations. We offer members a standardized package of management tools typically supplemented by approximately five on-site sessions to educate relevant executives and line managers in their use. The majority of management tools and on-site curriculum derive from research content, data and documents gathered in the research process used to produce our best practices research studies, enabling us to create best practices installation modules quickly and for a low incremental cost. Our installation support includes both the management tools and the associated on-site sessions and is typically packaged and delivered to each member over a 12-month period.
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
Pricing
     We sell substantially all memberships in our programs as one-year agreements. Each program typically charges a separate fixed annual membership fee. Annual fees vary by program based on the target executive constituency and the specific combination of services provided to participating members. Annual fees for programs that offer best practices installation support or robust analytical tools generally are higher than annual fees for other programs. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. Membership fees may also be lower for the initial members of new programs. Membership agreements are generally paid in full within three months of the start of the membership period.
     We typically offer an unconditional service guarantee to our members. For memberships with this guarantee, at any time, a member may terminate their membership and request a refund of their membership fee. Refunds are provided on a pro rata basis relative to the remaining term of the membership.
Sales and Marketing
     At March 31, 2006, our sales force consisted of 83 new business development teams that are responsible for selling new memberships to assigned geographic market and program segments. Our two-person new business development teams sell programs to new clients as well as cross-sell programs to existing members of other programs. We also maintain separate member services teams that are responsible for servicing and renewing existing memberships.
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
Competition
     We are not aware of any other entity that enables health care organizations to study as broad a range of best management practices for fixed annual fees. We compete for discretionary dollars and in discrete programs against other professional information services providers, including consulting firms, data providers, market research firms, technology providers, forecasting services, technology advisory firms and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks and database companies, also offer research, consulting, tools and education services to health care companies.

     We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, reliability and effectiveness of web-based tools and other forms of delivery, depth and quality of the membership network, ability to meet changing customer needs, service and affordability. We believe we compete favorably with respect to each of these factors.
     The Corporate Executive Board Company provides membership-based programs on a cross-industry basis that are similar to some of the types of programs that we sell to health care companies. We have a noncompetition agreement with The Corporate Executive Board Company that is in force through January 1, 2007, which generally prohibits The Corporate Executive Board Company from selling programs to health care providers. This agreement also prohibits The Corporate Executive Board Company from selling programs to other types of health care organizations unless the programs address issues of a general business nature and are principally sold to companies and institutions not in the health care industry. This noncompetition agreement generally prohibits us from selling our programs to organizations principally engaged in businesses other than health care.
Employees
     At March 31, 2006, we employed 768 persons, substantially all of whom are located at our headquarters in Washington, DC. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.
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
Item 1A. Risk Factors
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
     As a result, our business, financial condition and results of operations depend upon conditions affecting the health care industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the health care industry generally as well as our ability to increase the number of programs and services that we sell to our members. Factors that adversely affect the revenues and cash flows of the health care industry, including operating results, capital requirements, regulation and litigation, can be expected to reduce the funds available for purchase of our products and services.
We depend on renewals of our membership-based services
     We derive most of our revenues from renewable memberships in our discrete annual programs. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing programs and to enter into new membership arrangements. Failure to achieve high renewal rates would have a material adverse effect on our business, financial condition and operating results. Our success in securing renewals depends upon our members’ budgetary environment, our ability to deliver consistent, reliable, high-quality and timely research, tools and analysis with respect to issues, developments and trends that members view as important. We cannot assure you that we will be able to sustain the level of performance necessary to achieve a high rate of renewals and, as a result, we cannot assure you that we will be able to increase or even maintain our revenues.
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

We may experience difficulties sustaining a membership base in our installation support programs
     Eight of our programs offer best practices installation support. These programs typically provide 12-month memberships to help participants accelerate the installation of best practices profiled in our research studies. Memberships in these programs are not individually renewable. In order to maintain our annual revenues and contract value from these programs, we will have to enroll new members each year as other members complete their program terms. We cannot assure you that we will be successful in selling these programs in the future. Lack of continued market acceptance of these programs could have a material adverse effect on our business.
We may experience difficulties in anticipating market trends
     Our future success depends upon our ability to anticipate changing market trends and to adapt our research, tools and analysis to meet the changing needs of our members. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure would have a material adverse effect on our business. The health care industry undergoes frequent and often dramatic changes, including the introduction of new and the obsolescence of old payments systems, changing regulatory environments, shifting strategies and market positions of major industry participants and changing objectives and expectations of health care consumers. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with current and timely research, analysis, web-based tools, and installation support around issues and topics of importance. Meeting these challenges requires the commitment of substantial resources. We cannot assure you that we will be able to meet these challenges.
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
We must attract and retain a significant number of highly skilled employees
     Our future success depends upon our ability to hire, train, motivate and retain a significant number of highly skilled employees, particularly research analysts and sales and marketing staff. Our inability to do so would have a material adverse effect on our business. We have experienced, and expect to continue to experience, intense competition for professional personnel from management consulting firms and other producers of research, technology and analysis services. Many of these firms have substantially greater financial resources than we do to attract and compensate qualified personnel. We cannot assure you that we will be successful in attracting a sufficient number of highly skilled employees in the future, or that we will be successful in training, motivating and retaining the employees we are able to hire.
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
We may experience fluctuations in operating results
     Our operating results may fluctuate significantly due to various factors, including the growth in and timing of new programs, our revenue mix, the timing of the development, introduction, general availability and marketing of new products, technologies and services, the timing of executive education seminars, the timing of the hiring of research analysts and sales and marketing staff, changes in the spending patterns of our members, our accounts receivable collection experience, changes in market demand for research, tools and analysis, competitive conditions in the industry and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cost containment pressures on health care providers may reduce the market for our services
     Health care providers have come under increasing pressure to contain operating costs in response to such things as changes in reimbursement rates and increases in labor costs driven by workforce shortages. Health care financing entities, such as Medicare, Medicaid and private health plans, periodically adjust reimbursement rates to health care providers in response to changes in government legislation or market pressure to slow the growth of health care costs. As a result, health care providers may decrease the amounts they spend on professional services companies or pressure the companies to lower the cost of the services and products they provide, which could adversely impact our revenues and/or operating margin and could have a material adverse effect on our business.
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
We may be exposed to litigation related to content
     As a publisher and distributor of original research and analysis and user of licensed third-party content and web-based tools, we face potential liability for defamation, negligence and copyright and trademark infringement. Any such litigation, whether or not resulting in a judgment against us, could have a material adverse effect on our business, financial condition and results of operations. Third-party content includes information created or provided by information services organizations and consultants whom we retain and may be delivered in writing, over the Internet or orally to our members.
We may face damage to our professional reputation and business prospects if our clients are not satisfied with our services
     As a provider of best practices research, tools and analysis, our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care companies that supply many of the best practices we feature in our research. If members were to become dissatisfied with the quality of our best practices research, online tools and services we provide, our professional reputation could be damaged. If we fail to meet our contractual obligations, we could be subject to loss of client relationships that could adversely affect our business and prospects.
We may be exposed to loss of revenue resulting from our unconditional service guarantee
     We offer an unconditional service guarantee under a majority of our membership programs. At any time, a member who has a guarantee may request a refund of their membership fee. Refunds are provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could lower revenues and have a material adverse effect on our financial condition and results of operations.
Sustained or repeated hardware, network or application failures or delays in or problems with our development or implementation of decision-support tools could impair our operations and impact our members’ perception of value, or prevent us from meeting our contractual obligations

     The timely development and implementation of and continuous and uninterrupted performance of our hardware, network and applications, including those which may be provided by third parties, is an important tool in our delivery of services to our customers. Our ability to protect these processes and systems against unexpected adverse events is a key factor in continuing to offer our members our full complement of services on time in an uninterrupted manner. System failures that interrupt our ability to develop applications or provide our services could affect our members’ perception of the value of our services. Delays or interruptions in the delivery of our services could result from unknown hardware defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. We also depend on Internet service providers that provide members with access to our services. Any hardware failure, disruption in web hosting, telecommunications or Internet access, or any failure to handle higher volumes of user traffic, could harm our business.
Adoption of a change in U.S. GAAP accounting standards for employee stock options is expected to have a significant adverse effect on the reporting of our results of operations
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date with limited exceptions and recognize the cost over the period during which an employee is required to provide service in exchange for the award. We are required to adopt SFAS No. 123(R) in the quarter beginning April 1, 2006. Following adoption of SFAS No. 123(R) in fiscal 2007 we expect that we will record substantial non-cash compensation expenses. The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition or net cash flows but is expected to have a significant adverse effect on the reporting of our results of operations.
There may be risks related to our status as a Qualified High Technology Company
     In February 2006, we received notification from the Office of Tax and Revenue of the District of Columbia that we had been certified, effective January 1, 2004, as a Qualified High Technology Company under the New E-Conomy Transformation Act of 2000, as amended. This certification had the effect of reducing our Washington, D.C. statutory income tax rate to 0.0% through calendar year 2008, and 6.0% thereafter, compared to 9.975% per year without the qualification. As a result, we recorded a one-time noncash charge of $6.7 million, net of certain tax credits as provided in the Act. We cannot assure you that our business activities and operations will continue to qualify as QHTC activities under the Act in the future.
We may not be able to fully realize our deferred tax asset
     For tax purposes, we have deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes generated from the exercise of common stock options. If our future taxable income is less than what we believe it will be, or if the deferred tax asset generated by net operating loss carry forwards is utilized prior to the date that the Washington, D.C. tax rate changes to 6.0%, we may not be able to fully realize our deferred tax asset.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties.
     Our headquarters are located in approximately 106,000 square feet of office space in Washington, DC. The facilities accommodate research, delivery, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes and insurance. We are also obligated to take additional expansion space in the building pursuant to the lease. We also lease a small office in Portland, Oregon. We believe that our facilities are adequate for our current needs and that additional facilities are available for lease to meet any future needs.
Item 3. Legal Proceedings.
     From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted for a vote of our stockholders during the fourth quarter of fiscal 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, Issuer Purchases of Equity Securities.
     Our common stock has been quoted on the Nasdaq National Market under the symbol “ABCO” since our initial public offering on November 12, 2001. As of June 1, 2006, there were five stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended March 31, 2005:
First quarter	$37.45	$31.85
Second quarter	35.98	29.80
Third quarter	38.77	29.88
Fourth quarter	44.59	33.42
Fiscal Year Ended March 31, 2006:
First quarter	$49.34	$40.50
Second quarter	53.36	47.46
Third quarter	51.34	45.84
Fourth quarter	57.22	45.46
     We have not declared or paid any cash dividend on our common stock since the closing of our initial public offering. We do not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by our Board of Directors and would depend upon our earnings, financial condition and cash requirements.
     The remaining information called for by this item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is included in Item 12 of Part III of this Form 10-K.
Issuer Purchases of Equity Securities
     In January 2004, our Board of Directors authorized the repurchase of up to $50 million of our common stock in the open market and privately negotiated transactions subject to market conditions. In October 2004, our Board of Directors authorized an increase to $100 million in the amount of common stock authorized for repurchase under the program, and in February 2006, authorized an additional increase to $150 million. No minimum number of shares has been fixed.

				Cumulative
			Total Number	Number
			of Shares	of Shares	Approximate
			Purchased as	Purchased as	Dollar Value of
		Average	Part of a	Part of a	Shares That May
	Total Number	Price	Publicly	Publicly	Yet Be Purchased
	Of Shares	Paid	Announced	Announced	Under
	Purchased	Per Share	Plan	Plan	The Plan
January 1, 2006 to January 31, 2006	155,400	$47.24	155,400	2,314,772	$61,283,255
February 1, 2006 to February 28, 2006	—	—	—	2,314,772	$61,283,255
March 1, 2006 to March 31, 2006	8,670	54.97	8,670	2,323,442	$60,806,655

Total	164,070	$47.65	164,070

Item 6. Selected Financial Data
     The following table sets forth selected financial and operating data. The selected financial data presented below as of March 31, 2002, 2003, 2004, 2005 and 2006 and for the five fiscal years in the period ended March 31, 2006, have been derived from our financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2002	2003	2004	2005	2006
	(In thousands except per share amounts)
Statement of Operations Data:
Revenues	$80,970	$100,714	$121,847	$141,649	$165,049

Costs and expenses:
Cost of services (including equity-related expenses of $645, $615, $560, $550 and $143) (1) (2)	37,787	42,213	50,727	58,904	70,959
Member relations and marketing (including equity-related expenses of $0, $133, $256, $216 and $84) (1) (2)	16,100	19,975	24,855	28,563	33,667
General and administrative (including equity-related expenses of $837, $399, $857, $487 and $50) (1) (2) (3)	11,496	12,906	16,302	16,452	16,135
Depreciation and loss on disposal of fixed assets	2,030	1,827	1,415	1,820	1,550
Affiliate company charge (4)	2,676	—	—	—	—

Total costs and expenses	70,089	76,921	93,299	105,739	122,311

Income from operations	10,881	23,793	28,548	35,910	42,738
Interest income	453	1,038	2,911	3,971	5,770

Income before income taxes	11,334	24,831	31,459	39,881	48,508
Provision for income taxes (5)	(1,358)	(10,392)	(12,739)	(16,534)	(22,866)

Net income	$9,976	$14,439	$18,720	$23,347	$25,642

Earnings per share:
Net income per share — basic	$0.73	$1.10	$1.19	$1.32	$1.35
Net income per share — diluted	$0.62	$0.85	$1.00	$1.22	$1.29
Basic weighted average number of shares outstanding	13,748	13,139	15,745	17,738	18,979
Diluted weighted average number of shares outstanding	16,089	16,996	18,680	19,161	19,902

	March 31,
	2002	2003	2004	2005	2006
	(In thousands)
Cash and cash equivalents	$23,959	$33,301	$41,389	$27,867	$21,678
Marketable securities	—	57,106	98,420	125,047	146,822
Working capital (deficit)	(20,374)	(18,110)	(10,044)	(24,421)	(33,703)
Total assets	48,506	117,923	203,999	244,080	270,859
Deferred revenues	51,538	63,653	72,410	81,203	99,269
Total stockholders’ (deficit) equity	(16,587)	41,495	115,623	145,314	147,165

	March 31,
	2002	2003	2004	2005	2006
Other Operating Data (Unaudited):
Membership programs offered	15	18	21	25	29
Total members	2,170	2,297	2,347	2,572	2,595
Member renewal rate (6)	88%	89%	87%	92%	90%
Contract value (in thousands) (7)	$86,108	$106,745	$124,929	$146,137	$170,510
Contract value per member (8)	$39,681	$46,472	$53,229	$56,819	$65,707

March 31,
2002
Pro forma data (unaudited): (9)
Income before pro forma provision for income taxes	$11,334
Pro forma provision for income taxes (5)	(4,817)

Pro forma net income	$6,517

Pro forma earnings per share:
Net income per share — basic	$0.47
Net income per share — diluted	$0.45
Basic weighted average number of shares outstanding	13,748
Diluted weighted average number of shares outstanding	14,403

(1)	As a private company, we entered into certain equity-based compensation arrangements with key employees. These arrangements were predominantly the repurchase of stock options and a special bonus paid to optionholders. Since our initial public offering, we have not entered, and we do not anticipate that in the future we will enter, into any special compensation arrangements.

(2)	We recognized approximately $781,000, $1.7 million, $1.3 million and $277,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006, respectively.

(3)	General and administrative expenses prior to fiscal 2003 include certain amounts paid to Atlantic Media Company (formerly DGB Enterprises, Inc., a corporation owned by our former principal stockholder), for management services. Since our initial public offering, we provide these management services internally at a cost similar to the amounts paid to Atlantic Media Company in the past. See note 10 to our financial statements for a detailed description of the arrangements with Atlantic Media Company.

(4)	Charges from Atlantic Media Company for strategic direction and oversight. As of October 1, 2001, our newly constituted Board of Directors began to provide strategic direction and oversight services and, consequently, we no longer pay the affiliate company charge.

(5)	In conjunction with our initial public offering in November 2001, our S corporation election terminated and we are now subject to U.S. federal and state income taxes at prevailing corporate rates.

(6)	The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(7)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

(8)	Total contract value divided by the number of members.

(9)	A reconciliation of historical to pro forma results is presented to provide comparisons with prior periods in a manner we believe would be consistent if we had been a C corporation for fiscal 2002, utilizing an effective tax rate of 42.5%.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We provide best practices research, decision-support tools and analysis across the health care industry. Best practices research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. Members of each program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, decision support tools and web-based access to the program’s content database.
     Our membership business model allows us to focus on a broad set of issues relevant to health care organizations, while promoting frequent use of our programs and services by our members. This facilitates growth through cross-sell opportunities to existing members and the development of new programs. Our revenues grew 16.5% in fiscal 2006 over fiscal 2005, and grew 16.3% in fiscal 2005 over fiscal 2004. We also increased our contract value by 16.7% at March 31, 2006 over March 31, 2005, and by 17.0% at March 31, 2005 over March 31, 2004. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement. Our member renewal rate in each of the past five years has equaled or exceeded 87%.

     Memberships in 21 of our programs are renewable at the end of their membership contract term, which is typically one year. Our other best practices programs provide installation support. These program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in fiscal 2006.
     Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are recognized ratably over the membership year while costs are generally expensed as incurred. Because we offer a standardized set of services, however, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. In fiscal 2006, our income from operations was $42.7 million, compared to $35.9 million in fiscal 2005.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development and other administrative functions. Included in our operating costs for each year presented are equity-related expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options. Depreciation expense includes the cost of depreciation of our property and equipment.
Results of Operations
     The following table shows statement of income data expressed as a percentage of revenues for the periods indicated.

	Fiscal Year Ended March 31,
	2004	2005	2006
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services (including equity-related expenses of 0.5%, 0.4% and 0.1%)	41.6	41.6	43.0
Member relations and marketing (including equity-related expenses of 0.2%, 0.2% and 0.1%)	20.4	20.1	20.4
General and administrative (including equity-related expenses of 0.7%, 0.3% and 0.1%)	13.4	11.6	9.8
Depreciation and loss on disposal of fixed assets	1.2	1.3	0.9

Total costs and expenses	76.6	74.6	74.1

Income from operations	23.4	25.4	25.9
Interest income	2.4	2.8	3.5

Income before provision for income taxes	25.8	28.2	29.4
Provision for income taxes	(10.4)	(11.7)	(13.9)

Net income	15.4%	16.5%	15.5%

Fiscal years ended March 31, 2004, 2005 and 2006
     Revenues. Total revenues increased 16.3% from $121.8 million in fiscal 2004 to $141.6 million in fiscal 2005, and increased 16.5% to $165.0 million in fiscal 2006. The increase in revenues was primarily due to the introduction and expansion of new programs and cross-selling existing programs to existing members. To a lesser degree, our revenue growth was also driven by sales to new member organizations and price increases. We offered 21 membership programs as of March 31, 2004, 25 as of March 31, 2005 and 29 as of March 31, 2006. Our contract value increased 17.0% from $124.9 million at March 31, 2004 to $146.1 million at March 31, 2005, and increased 16.7% to $170.5 million at March 31, 2006. Our average contract value per member increased from $53,229 for fiscal 2004 to $56,819 for fiscal 2005, and increased to $65,707 for fiscal 2006. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Cost of services. Cost of services increased 16.1% from $50.7 million in fiscal 2004 to $58.9 million in fiscal 2005, and increased 20.5% to $71.0 million in fiscal 2006. The increase in cost of services is primarily due to increased staffing and other costs associated with the delivery of program content and tools to our expanded membership base and due to the introduction of new programs. As a percentage of revenue, cost of services remained constant at 41.6% for fiscal 2004 and fiscal 2005. Cost of services increased to 43.0% for fiscal 2006. The increase can be attributable to an increased investment in web-based tools and applications used in certain of our newer best practice research programs which require more upfront resources before launch, and to variable licensing fees associated with one of our research programs. Cost of services as a percentage of revenue may fluctuate from year to year, therefore the cost of services as a percentage of revenues in the periods presented may not be indicative of future results.

     Member relations and marketing. Member relations and marketing expense increased 14.9% from $24.9 million or 20.4% of revenues in fiscal 2004 to $28.6 million, or 20.1% of revenues, in fiscal 2005, and increased 17.9% to $33.7 million, or 20.4% of revenues, in fiscal 2006. The increase in member relations and marketing expense was primarily due to an increase in sales staff and related costs associated with the introduction of new programs, as well as an increase in member relations personnel and related costs to serve the expanding membership base.
     General and administrative. General and administrative expense increased from $16.3 million, or 13.4% of revenues, in fiscal 2004 to $16.5 million, or 11.6% of revenues, in fiscal 2005. The increase can be attributed to the development of new programs and the expansion of several administrative functions to support overall organizational growth. General and administrative expenses decreased to $16.1 million, or 9.8% of revenues, in fiscal 2006, due to the decrease in additional payroll taxes for compensation expense paid as a result of the taxable income employees recognized upon the exercise of common stock options in fiscal 2006 compared to fiscal 2005. The overall decrease as a percent of revenues in fiscal 2005 and fiscal 2006 reflects the leveraging of resources across our larger revenue base. General and administrative expense includes approximately $1.0 million and $0.6 million in fiscal 2004 and 2005, respectively, of net charges from Atlantic Media Company (formerly DGB Enterprises, Inc., an entity created in 1997 by our founder to manage his various business interests including his ownership in us) for expenses related to management services, shared space and facilities and certain administrative functions. We believe these charges approximate the expense which would have been incurred had we provided the equivalent services internally. These arrangements ended during fiscal 2005. See note 10 to our financial statements for a detailed description of our arrangements with Atlantic Media Company.
     Depreciation. Depreciation expense increased from $1.4 million or 1.2% of revenues in fiscal 2004, to $1.8 million, or 1.3% of revenues in fiscal 2005, and decreased to $1.6 million or 0.9% of revenues in fiscal 2006. During fiscal 2005 we completed the build-out of our new headquarters facility and incurred a loss on the disposal of certain office equipment. In fiscal 2007, under the terms of our lease agreement, we will incur additional construction costs in connection with the expansion of our headquarters facility and depreciation expense may increase in future periods as a result.
     Interest income. Interest income increased to $5.8 million in fiscal 2006, from $4.0 million in fiscal 2005 and $2.9 million in fiscal 2004. The growth was principally from income associated with the increased levels of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities as further discussed in the liquidity and capital resources section below.
     Provision for income taxes. Our provision for income taxes was $12.7 million, $16.5 million and $22.9 million in fiscal year 2004, 2005 and 2006, respectively. Our effective tax rate in fiscal 2004 and 2005 was 40.5% and 41.5%, respectively. The provision for income taxes for fiscal 2006 includes the one-time noncash income tax charge to earnings associated with our newly effective status as a Qualified High Technology Company (“QHTC”) described below.
     In February 2006, we received notification from the Office of Tax and Revenue of the District of Columbia that we had been certified, effective January 1, 2004, as a Qualified High Technology Company under the New E-Conomy Transformation Act of 2000, as amended. This certification had the effect of reducing our Washington, D.C. statutory income tax rate to 0.0% through calendar year 2008, and 6.0% thereafter, compared to 9.975% per year without the qualification. As a result, we recorded a one-time noncash charge to write down our Washington, D.C. net operating loss carry forward deferred tax asset by $6.7 million, net of estimated tax credits for which we are eligible due to our QHTC status. Excluding the one-time noncash charge our income tax rate for fiscal 2006 was 33.4%.
Liquidity and Capital Resources
     Cash flows from operating activities. Program membership fees are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of memberships typically results in operating activities generating net positive cash flows on an annual basis. Net cash flows provided by operating activities were $39.7 million in fiscal 2004, $44.2 million in fiscal 2005 and $51.2 million in fiscal 2006. We had approximately $168.5 million in cash and cash equivalents and marketable securities at March 31, 2006. We expect that these funds and expected net positive cash flows from operations will satisfy working capital and capital expenditure requirements, as well as financing activities for at least the next 12 months.
     Cash flows from investing activities. We used net cash flows in investing activities in fiscal 2004 of $46.5 million, consisting of purchases of marketable securities of $54.7 million, and purchases of property and equipment of $5.2 million, which includes approximately $4.6 million of expenditures relating to our new headquarters facility discussed below, offset by $13.4 million in proceeds on the redemption of marketable securities. We used net cash flows in investing activities in fiscal 2005 of $35.4 million, consisting of purchases of marketable securities of $51.9 million and purchases of property and equipment of $4.1 million primarily related to the build-out of our new headquarters facility, offset by $20.7 million in proceeds on the redemption of marketable securities. We used net cash flows in investing activities in fiscal 2006 of $30.5 million, consisting of purchases of marketable securities of $31.9 million, purchases of property and equipment of $0.9 million, capitalized software development costs of $1.3 million, and $3.8 million paid for the acquisition of OptiLink; offset by $7.4 million in proceeds on the redemption of marketable securities. In fiscal 2007, we will incur additional capital expenditures related to our build-out of an expansion floor available in our headquarters facility and increased investment in internal and external development resources to build web-based tools for some of our new program launches.

     Cash flows from financing activities. We generated $14.9 million in cash from financing activities in fiscal 2004. We used net cash flows in financing activities of $22.4 million and $27.0 million in fiscal 2005 and 2006, respectively. In fiscal 2004, 2005 and 2006, we received approximately $26.8 million, $21.8 million and $5.5 million, respectively, from the exercise of stock options in conjunction with sales of our common stock by our employees. Also in fiscal 2004, 2005 and 2006, we received approximately $0.3 million, $0.3 million and $0.4 million, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. We repurchased 349,320, 1,303,364 and 670,758 shares of our common stock at a total cost of approximately $12.2 million, $44.5 million and $32.5 million in fiscal 2004, 2005 and 2006, respectively. In January 2004, our Board of Directors authorized a share repurchase of up to $50 million of our common stock, and our Board of Directors increased this amount by $50 million in October 2004 and by an additional $50 million in February 2006.
     Our headquarters are located in approximately 106,000 square feet of office space in Washington, DC. The facilities accommodate research, delivery, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes and insurance. We are also obligated to take additional expansion space in the building pursuant to the lease. We also lease a small office in Portland, Oregon. We believe that our facilities are adequate for our current needs and that additional facilities are available for lease to meet any future needs.
     We entered into a $3.2 million letter of credit agreement with a commercial bank which expires October 5, 2006, to provide a security deposit for our new office lease. We pledged certain assets as collateral under the letter of credit agreement. No amounts were drawn on this agreement.
     The following summarizes certain of our contractual obligations at March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. These obligations are more fully described in note 12 to the consolidated financial statements.

	Payments due by Period
	(in thousands)
	Total	<1 Year	1-3 Yrs	4-5 Yrs	>5 Yrs
Non-cancelable operating leases	$45,122	$2,627	$11,334	$7,376	$23,785
Off-Balance Sheet Arrangements
     At March 31, 2006, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Share Repurchase
     In January 2004, we announced that our Board of Directors authorized a share repurchase of up to $50 million of our common stock. The authorized amount was increased by our Board to $100 million in October 2004, and was increased again to $150 million in February 2006. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We will fund our share repurchases with cash on hand and cash generated from operations.
Exercise of Stock Options
     Options granted to certain of our option holders under our 1997 and 2001 stock-based incentive compensation plans were exercised to acquire shares sold in public offerings at various times in fiscal 2004, 2005 and 2006. Upon the exercise of these options we received a total of approximately $26.8 million, $21.8 million and $5.5 million in fiscal 2004, 2005 and 2006, respectively, in cash in payment of option exercise prices.
     We recognized approximately $1.7 million, $1.3 million and $277,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in fiscal 2004, 2005 and 2006, respectively. We also incurred additional compensation deductions for tax reporting purposes, but not for financial reporting purposes, that increased the deferred tax asset to reflect allowable tax deductions that will be realized in the determination of our income tax liability and therefore reduce our future income tax payments. In connection with these transactions, our deferred tax asset increased by approximately $40.0 million, $30.9 million, and $4.1 million in fiscal 2004, 2005 and 2006, respectively. Although the provision for income taxes for financial reporting purposes did not change, our actual cash payments will be reduced as the deferred tax asset is utilized.

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
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when a letter agreement is signed by the member, and program agreement fees receivable and related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain fees are billed on an installment basis. Members whose membership agreements are subject to a service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of March 31, 2004, 2005 and 2006, approximately $1.3 million, $0 and $1.5 million, respectively, of deferred revenues were to be recognized beyond the following 12 months. One of our best practice research programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. We recognize revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
Allowance for uncollectible revenue
     We record an allowance for uncollectible revenue as a reduction of revenue based on our ongoing assessment of our members’ credit and the aging of receivables. As part of our assessment, we examine our collections history, the age of accounts receivable in question, any specific customer collection issues that we have identified, general market conditions and current economic trends.
Goodwill and other intangible assets
     Our acquisition of OptiLink resulted in goodwill recorded for the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Other intangible assets consist of the costs of developing software for external use, and other acquired intangibles. Software development costs are accounted for in accordance with Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives using the straight-line method.
Recovery of long-lived assets
     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value. Fair value is generally determined using estimates of discounted cash flows. Expected cash flows and estimated future operating results, trends, and other available information are considered in assessing whether the carrying value of assets is impaired. We believe that no such impairment existed as of March 31, 2005 and 2006.
Deferred incentives and other charges
     Direct incentive compensation related to the negotiation of new and renewal memberships and other direct and incremental costs are deferred and amortized on a straight line basis over the term of the related memberships.
Deferred tax asset recoverability
     We have deferred income taxes consisting primarily of net operating loss carry forwards for regular federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. However, SFAS No. 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of the QHTC status on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.
Recent Accounting Pronouncements
     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of Statement No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement No. 123. However, SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the consolidated statement of income based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.
     SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement No. 123(R) for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. The Company will adopt this new standard, as required, on April 1, 2006 using the modified prospective method.
     SFAS No. 123(R) also mandates that the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as permitted under current accounting rules. This requirement may therefore reduce amounts reported from operating activities and increase the amounts from financing activities in periods after adoption.
     The actual effects of adopting SFAS No. 123(R) on the Company’s financial statements depend on numerous factors including the amounts and types of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. As of March 31, 2006, there was approximately $23.9 million of total unrecognized compensation expense related to unvested stock based compensation arrangements. Of this amount, approximately $10.3 million is expected to be recognized in the year ended March 31, 2007. These amounts exclude any compensation expense associated with restricted stock units, the issuance of shares purchased at a discount pursuant to our Employee Stock Purchase Plan, or any new grants of share-based payments.
     As permitted by SFAS No. 123, the Company has accounted for share-based payments to employees using APB No. 25’s intrinsic value method through the year ended March 31, 2006. As a consequence, the Company has recognized no compensation cost for employee stock options and purchases under the Company’s Employee Stock Purchase Plan through the year ended March 31, 2006.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At March 31, 2006, our marketable securities consist of $9.4 million in tax-exempt notes and bonds issued by the District of Columbia, $31.6 million in tax-exempt notes and bonds issued by various states, and $105.8 million in U.S. government agency securities. The average maturity on all our marketable securities as of March 31, 2006 was approximately 4.7 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

Item 8. Financial Statements and Supplementary Data.
Report of Management’s Assessment of Internal Control Over Financial Reporting
     Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.
     Management is also responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the reliable preparation and presentation of the consolidated financial statements in accordance with generally accepted accounting principles, as well as to safeguard assets from unauthorized use or disposition.
     Our control environment is the foundation for our system of internal control over financial reporting and is reflected in our Code of Ethics. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.
     The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management and the independent auditors to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2006.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

/s/ Frank J. Williams

Frank J. Williams
Chairman of the Board of Directors and
Chief Executive Officer
June 9, 2006

/s/ Michael T. Kirshbaum

Michael T. Kirshbaum
Chief Financial Officer
June 9, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
     We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Controls, that The Advisory Board Company and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Advisory Board Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that The Advisory Board Company and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Advisory Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2005 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2006, and our report dated June 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
June 9, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
     We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2005 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries at March 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Advisory Board Company and subsidiaries internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
June 9, 2006

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$27,867	$21,678
Marketable securities	3,003	8,484
Membership fees receivable, net	20,261	36,822
Prepaid expenses and other current assets	2,430	2,876
Deferred income taxes	19,774	19,495

Total current assets	73,335	89,355
Property and equipment, net	9,023	8,418
Intangible assets, net	—	2,037
Goodwill	—	5,426
Deferred incentive compensation and other charges	6,189	11,652
Deferred income taxes, net of current portion	33,489	15,633
Marketable securities	122,044	138,338

Total assets	$244,080	$270,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Deferred revenues	$81,203	$99,269
Accounts payable and accrued liabilities	8,733	15,445
Accrued incentive compensation	7,820	8,344

Total current liabilities	97,756	123,058

Other long-term liabilities	1,010	636

Total liabilities	98,766	123,694

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 19,917,813 and 20,255,704 shares issued at March 31, 2005 and 2006, respectively, and 19,265,129 and 18,932,262 shares outstanding at March 31, 2005 and 2006, respectively	199	203
Additional paid-in capital	142,040	152,081
Retained earnings	27,925	53,567
Accumulated elements of other comprehensive losses	(1,273)	(2,618)
Treasury stock, 652,684 and 1,323,442 shares at March 31, 2005 and 2006, respectively	(23,577)	(56,068)

Total stockholders’ equity	145,314	147,165

Total liabilities and stockholders’ equity	$244,080	$270,859

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended March 31,
	2004	2005	2006
Revenues:	$121,847	$141,649	$165,049

Costs and expenses:
Cost of services (including equity-related expenses of $560, $550 and $143)	50,727	58,904	70,959
Member relations and marketing (including equity-related expenses of $256, $216 and $84)	24,855	28,563	33,667
General and administrative (including equity-related expenses $857, $487 and $50)	16,302	16,452	16,135
Depreciation and loss on disposal of fixed assets	1,415	1,820	1,550

Total costs and expenses	93,299	105,739	122,311

Income from operations	28,548	35,910	42,738
Interest income	2,911	3,971	5,770

Income before provision for income taxes	31,459	39,881	48,508
Provision for income taxes	(12,739)	(16,534)	(22,866)

Net income	$18,720	$23,347	$25,642

Earnings per share:
Net income per share — basic	$1.19	$1.32	$1.35
Net income per share — diluted	$1.00	$1.22	$1.29
Basic weighted average number of shares outstanding	15,745	17,738	18,979
Diluted weighted average number of shares outstanding	18,680	19,161	19,902
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
					Accumulated
					Elements of
					Other			Annual
			Additional		Compre-			Compre-
	Common Shares		Paid-in	Retained	hensive	Treasury		hensive
	Stock	Amount	Capital	Earnings	Income	Stock	Total	Income
Balance at March 31, 2003	14,779,567	$148	$21,821	$18,974	$552	$—	$41,495
Exercise of stock options	3,533,296	35	26,737	—	—	—	26,772	$—
Tax benefit on exercise of options	—	—	39,996	—	—	—	39,996	—
Issuance of common stock under employee stock purchase plan	10,663	—	331	—	—	—	331	—
Purchase of treasury stock	(349,320)	—	—	—	—	(12,170)	(12,170)	—
Net unrealized gains on available-for-sale marketable securities, net of income taxes	—	—	—	—	479	—	479	479
Net income	—	—	—	18,720	—	—	18,720	18,720

Balance at March 31, 2004	17,974,206	183	88,885	37,694	1,031	(12,170)	115,623	$19,199

Exercise of stock options	2,585,103	26	21,976	—	—	—	22,002	$—
Tax benefit on exercise of options	—	—	30,903	—	—	—	30,903	—
Issuance of common stock under employee stock purchase plan	9,184	—	276	—	—	—	276	—
Purchase of treasury stock	(1,303,364)	—	—	—	—	(44,533)	(44,533)	—
Retirement of treasury stock	—	(10)	—	(33,116)	—	33,126	—	—
Net unrealized losses on available-for-sale marketable securities, net of income taxes	—	—	—	—	(2,304)	—	(2,304)	(2,304)
Net income	—	—	—	23,347	—	—	23,347	23,347

Balance at March 31, 2005	19,265,129	199	142,040	27,925	(1,273)	(23,577)	145,314	$21,043

Exercise of stock options	328,217	4	5,524	—	—	—	5,528	$—
Tax benefit on exercise of options	—	—	4,130	—	—	—	4,130	—
Issuance of common stock under employee stock purchase plan	9,674	—	382	—	—	—	382	—
Compensation expense associated with grant of restricted stock units	—	—	5	—	—	—	5	—
Purchase of treasury stock	(670,758)	—	—	—	—	(32,491)	(32,491)	—
Net unrealized losses on available-for-sale marketable securities, net of income taxes	—	—	—	—	(1,345)	—	(1,345)	(1,345)
Net income	—	—	—	25,642	—	—	25,642	25,642

Balance at March 31, 2006	18,932,262	$203	$152,081	$53,567	$(2,618)	$(56,068)	$147,165	$24,297

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$18,720	$23,347	$25,642
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	1,415	1,704	1,550
Amortization of intangible assets	—	—	128
Loss on disposal of fixed assets	—	116	—
Deferred income taxes	12,644	16,867	22,299
Amortization of marketable securities premiums	755	724	810
Changes in operating assets and liabilities:
Membership fees receivable	(5,104)	(5,923)	(16,360)
Prepaid expenses and other current assets	(145)	(351)	(392)
Deferred incentive compensation and other charges	(1,492)	(2,438)	(5,573)
Deferred revenues	8,757	8,793	17,919
Accounts payable and accrued liabilities	3,356	268	5,181
Accrued incentive compensation	805	116	524
Other liabilities	—	1,010	(479)

Net cash flows provided by operating activities	39,711	44,233	51,249

Cash flows from investing activities:
Purchases of property and equipment	(5,225)	(4,142)	(860)
Capitalized software development costs	—	—	(1,313)
Redemption of marketable securities	13,350	20,713	7,400
Cash paid for acquisition, net of cash acquired	—	—	(3,831)
Purchases of marketable securities	(54,661)	(51,940)	(31,882)

Net cash flows used in investing activities	(46,536)	(35,369)	(30,486)

Cash flows from financing activities:
Proceeds on issuance of stock from exercise of options	26,772	21,846	5,528
Reimbursement of offering costs	149	188	—
Payment of offering costs and other distributions	(169)	(163)	—
Repayment of debt assumed in acquisition	—	—	(371)
Issuance of common stock under employee stock purchase plan	331	276	382
Purchase of treasury shares	(12,170)	(44,533)	(32,491)

Net cash flows provided by (used in) financing activities	14,913	(22,386)	(26,952)

Net increase (decrease) in cash and cash equivalents	8,088	(13,522)	(6,189)
Cash and cash equivalents, beginning of year	33,301	41,389	27,867

Cash and cash equivalents, end of year	$41,389	$27,867	$21,678

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$—	$33	$104

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business description
     The Advisory Board Company (the Company) provides best practices research, decision support tools and analysis to the health care industry, focusing on business strategy, operations and general management issues. Best practices research and analysis identifies, analyzes and describes specific management initiatives, processes and strategies that produce the best results in solving common business problems or challenges.
2. Basis of presentation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Advisory Board Investments, Inc. (ABII) and Quality Team Associates, Inc. (QTA). All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the current year’s presentation.
3. Summary of significant accounting policies
Cash equivalents and marketable securities
     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. As of March 31, 2005 and 2006, the Company’s marketable securities consisted of U.S. government agency obligations and various state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of other comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date.
Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, and capitalized internal software development costs. Property and equipment is stated at cost, less accumulated depreciation and amortization. Internal software development costs are accounted for in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and EITF 00-2, “Accounting for Web Site Development Costs.” Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to fifteen years. Maintenance and repairs are charged to expense as incurred.
Goodwill and other intangible assets
     Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Other intangible assets consists of the costs of developing software for external use, and other acquired intangibles (see Note 9). Software development costs are accounted for in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Intangible assets that are not considered to have an indefinite useful life are amortized over their five-year useful lives using the straight-line method. As of March 31, 2006, intangible assets included approximately $2.0 million of software development costs and approximately $0.1 million representing the value of customer contracts acquired, net of accumulated amortization of approximately $0.1 million.
Recovery of long-lived assets
     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value. Fair value is generally determined using estimates of discounted cash flows. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. The Company believes that no such impairment existed as of March 31, 2005 and 2006.
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when a letter agreement is signed by the member, and the program agreement fees receivable and related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain fees are billed on an installment basis. Members whose membership agreements include a service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of March 31, 2005 and 2006, approximately $0 and $1.5 million, respectively, of deferred revenues were to be recognized beyond the following 12 months. One of the Company’s best practice research programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition”, as amended. The Company recognizes revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company separates the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
Allowance for uncollectible revenue
     The Company’s ability to collect outstanding receivables from its members has an effect on the Company’s operating performance and cash flows. The Company records an allowance for uncollectible revenue as a reduction of revenue based on its ongoing monitoring of members’ credit and the aging of receivables. In determining the allowance for uncollectible revenue, the Company examines its collections history, the age of accounts receivable in question, any specific customer collection issues that have been identified, general market conditions and current economic trends.
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

	Year Ended March 31,
	2004	2005	2006
Basic weighted average common shares outstanding	15,745	17,738	18,979
Potential common shares outstanding	2,935	1,423	923

Diluted weighted average common shares outstanding	18,680	19,161	19,902

Concentrations of risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and membership fees receivable. The Company maintains cash and cash equivalents and marketable securities with financial institutions. Marketable securities consist of U.S. government agency obligations and municipal obligations, primarily from the District of Columbia. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. Any unrealized losses on marketable securities are determined not to be other-than-temporary, because the Company has the ability and intent to hold the securities to maturity and not realize losses on them. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities comprising the Company’s membership base, and the Company establishes allowances for potential credit losses.
     Some of the Company’s revenues are generated from customers located outside the United States. For each of the years ended March 31, 2004, 2005 and 2006, the Company generated less than 2% of revenues from customers outside the United States. No one customer accounted for more than 2% of revenues for any period presented.
Income taxes
     Deferred income taxes are determined using the asset and liability method. Under this method, temporary differences arise as a result of the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company’s deferred income tax assets and liabilities as of March 31, 2006 also include the estimated effects of its QHTC status on its Washington, D.C. deferred tax assets. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and tax rates on the date of the enactment of the change.

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
Research and development costs
     Costs related to the research and development of new programs are expensed when incurred. Research and development costs were immaterial for the fiscal years ended March 31, 2004, 2005 and 2006.
Stock-based compensation
     The Company has several stock-based compensation plans, which are described more fully in Note 11. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (collectively, “APB No. 25”). In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), disclosure of the pro forma stock-based compensation cost, net income and basic and diluted earnings per share is computed as if the fair value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all options is required.
     The fair values of options granted were estimated at the date of grant for each period using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended March 31,
	2004	2005	2006
Risk free interest rate	2.63%	3.84%	4.76%
Dividend yield	—	—	—
Expected life of option (in years)	5	5	5
Expected volatility	39.8%	28.3%	25.3%
Weighted average fair values of options granted	$13.62	$12.39	$17.21
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
     The equity-related expenses included in the consolidated statements of operations relates to additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized on the exercise of stock options. The Company did not recognize any stock compensation expense in accordance with APB No. 25. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. The following table illustrates the effect on net income and earnings per share if the Company had used the fair value accounting provisions of SFAS No. 123, as amended, for each period. The provisions of SFAS No. 123, as amended, may not necessarily be indicative of future results.

	Year Ended March 31,
	2004	2005	2006
		(in thousands)
Net income, as reported	$18,720	$23,347	$25,642
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,843)	(8,670)	(7,440)

Pro forma net income	$9,877	$14,677	$18,202

Pro forma net income per share:
Basic — as reported	$1.19	$1.32	$1.35
Diluted — as reported	$1.00	$1.22	$1.29
Basic — pro forma	$0.63	$0.83	$0.96
Diluted — pro forma	$0.54	$0.79	$0.93

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
Recent accounting pronouncements
     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of Statement No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement No. 123. However, SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the consolidated statement of income based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.
     SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement No. 123(R) for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. The Company will adopt this new standard, as required, on April 1, 2006 using the modified prospective method.
     SFAS No. 123(R) also mandates that the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as permitted under current accounting rules. This requirement may therefore reduce amounts reported from operating activities and increase the amounts from financing activities in periods after adoption.
     The actual effects of adopting SFAS No. 123(R) on the Company’s financial statements depend on numerous factors including the amounts and types of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. As of March 31, 2006, there was approximately $23.9 million of total unrecognized compensation expense related to unvested stock based compensation arrangements. Of this amount, approximately $10.3 million is expected to be recognized in the year ended March 31, 2007. These amounts exclude any compensation expense associated with restricted stock units, the issuance of shares purchased at a discount pursuant to our Employee Stock Purchase Plan, or any new grants of share-based payments.
     As permitted by SFAS No. 123, the Company has accounted for share-based payments to employees using APB No. 25’s intrinsic value method through the year ended March 31, 2006. As a consequence, the Company has recognized no compensation cost for employee stock options and purchases under the Company’s Employee Stock Purchase Plan through the year ended March 31, 2006.

4. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2006
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. government agency obligations	$105,793	$109,001	$—	$(3,208)
Washington, D.C. tax exempt obligations	9,415	9,416	70	(71)
Tax exempt obligations of other states	31,614	32,470	—	(856)

	$146,822	$150,887	$70	$(4,135)

	As of March 31, 2005
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. government agency obligations	$90,466	$92,237	$3	$(1,775)
Washington, D.C. tax exempt obligations	11,688	11,523	165	—
Tax exempt obligations of other states	22,893	23,455	3	(565)

	$125,047	$127,215	$171	$(2,340)

     The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2006
	Fair
	Market	Amortized
	Value	Cost
Matures in less than 1 year	$8,484	$8,590
Matures after 1 year through 5 years	75,574	78,070
Matures after 5 years through 10 years	62,764	64,227

	$146,822	$150,887

     The average maturity on all marketable securities held by the Company as of March 31, 2006 was approximately 4.7 years. Unrealized losses on the Company’s investments of $4.1 million as indicated above were caused by market interest rate increases. Of this amount, $0.1 million related to investments that mature before March 31, 2007. The Company purchased all of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006. The Company has reflected the losses, net of tax, as an element of other comprehensive income in the consolidated balance sheets.
5. Membership fees receivable
     Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2005	2006
Billed fees receivable	$12,517	$20,241
Unbilled fees receivable	9,594	18,531

	22,111	38,772
Allowance for uncollectible revenue	(1,850)	(1,950)

Membership fees receivable, net	$20,261	$36,822

     Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay on an installment basis.
6. Property and equipment
     Property and equipment consists of the following (in thousands):

	As of March 31,
	2005	2006
Leasehold improvements	$7,195	$7,242
Furniture, fixtures and equipment	9,883	10,602
Software and web development costs	4,066	4,244

	21,144	22,088
Accumulated depreciation and amortization	(12,121)	(13,670)

Property and equipment, net	$9,023	$8,418

7. Income taxes
     The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2004	2005	2006
Current	$13,357	$14,374	$18,303
Deferred	(618)	2,160	4,563

Provision for income taxes	$12,739	$16,534	$22,866

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2004	2005	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	6.5	6.5	0.0
Tax-exempt interest income	(1.3)	(1.5)	(1.2)
Write-down of deferred tax asset, net, related to a change in tax status	—	—	13.7
Other permanent differences, net	0.3	1.5	(0.4)

Effective tax rate	40.5%	41.5%	47.1%

     Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2005	2006
Deferred income tax assets (liabilities):
Net operating loss carry forwards	$50,478	$30,282
Compensation accrued for financial reporting purposes	4,197	2,920
Tax credit carry forwards	—	2,569
Unrealized losses on available-for-sale securities	895	1,454
Reserve for uncollectible revenue	767	683
Other	533	298

Total deferred tax assets	56,870	38,206

Depreciation	(1,797)	(1,154)
Deferred incentive compensation and other deferred charges	(1,810)	(1,058)
Capitalized software development costs	—	(459)
Other	—	(407)

Total deferred tax liabilities	(3,607)	(3,078)

Net deferred income tax assets	$53,263	$35,128

     The Company has deferred income tax assets, consisting primarily of net operating loss (NOL) carryforwards for regular Federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its estimated future taxable income will be sufficient for the full realization of its deferred income tax assets. However, SFAS No. 109 does not consider the effect of future changes in existing laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. The Company has established its deferred income tax assets and liabilities using currently enacted tax laws and rates that will be in effect when the differences are expected to reverse. The Company will recognize into income an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities if the estimates change or when new tax laws or rates are enacted.
     The Company has federal net operating loss carryforwards in the amount of approximately $83.4 million and state net operating loss carryforwards of approximately $102.6 million at March 31, 2006. The net operating losses expire between 2022 and 2025. The Company utilized tax benefits from the exercise of stock options that were recorded in the consolidated statements of stockholders’ equity to offset the current tax provision that was recorded in the consolidated statements of income which resulted in no current tax liability for the years ended March 31, 2006, 2005 and 2004.
Washington, DC income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia (the Office of Tax and Revenue) has adopted regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (QHTC) doing business in the District of Columbia.

     In February 2006, the Company received notification from the Office of Tax and Revenue that our certification as a QHTC under the Act had been accepted effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate will be 0.0% through 2008 and 6.0% thereafter, versus 9.975% prior to this qualification. Under the Act, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits. Accordingly, the Company’s annual effective income tax rate was 33.4% for fiscal 2006, which excludes a one-time noncash income tax charge of $6.7 million consisting of a reduction in the value of the Company’s deferred tax assets and liabilities to reflect the lower Washington, D.C. income tax rate, offset by the recognition of certain Washington, D.C. income tax credits earned in fiscal 2006 as provided in the Act.
8. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on certain investments in marketable securities. Comprehensive income for the years ended March 31, 2004, 2005 and 2006 was $19.2 million, $21.0 million and $24.3 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
9. OptiLink Acquisition
     On July 1, 2005, the Company acquired approximately 95% of the outstanding common stock of Quality Team Associates, Inc., dba OptiLink Healthcare Management Systems, an Oregon corporation (“OptiLink”). On August 30, 2005 the Company purchased the remaining 5% of outstanding common stock from the minority share holders (these transactions are collectively referred to as the “Acquisition”). The Company has included the financial results of OptiLink in its consolidated financial statements beginning July 1, 2005 (the “Acquisition Date”), the date the Company acquired a majority interest. The combined results of operations of OptiLink as though it had been combined as of the beginning of each of the periods presented was not materially different than the Company’s reported results of operations, including revenue, net income or cash flows, for the twelve months ended March 31, 2006. The minority interest in the earnings of OptiLink from the period July 1, 2005 to August 30, 2005 was nominal.
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

Cash paid to founders	$3,632
Cash paid to minority shareholders	265
Acquisition related transaction costs	125
Cash paid to repay acquired debt	371
Deferred acquisition payments	850

Total	$5,243

Purchase Price Allocation
     Under business combination accounting, the total purchase price was allocated to OptiLink’s net tangible and identifiable intangible assets based on their estimated fair values as of July 1, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. The total purchase price was allocated as set forth below (in thousands).

Cash	$191
Accounts receivable	126
Other current assets	17
Fixed assets	85
Identifiable intangible assets	852
Goodwill	5,426
Accounts payable and accrued liabilities	(586)
Deferred revenues	(147)
Long term debt assumed	(371)
Deferred taxes, net	(350)

Total purchase price	$5,243

Intangible Assets
     In performing its purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of OptiLink’s products. The Company’s fair value of identifiable intangible assets was based, in part, on a valuation completed by an independent investment banking firm using an income and replacement cost approach, and estimates and assumptions provided by management. The identified intangible assets consisted of developed technology and customer contracts and have estimated lives of five years. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill.
10. Transactions with affiliates
Lease and Sublease Agreements
     In fiscal 2000 the Company assigned its office lease to Atlantic Media Company (formerly DGB Enterprises, Inc., an entity created in 1997 by the Company’s founder to manage his various business interests including his ownership in the Company), and subsequently entered into a sublease agreement with Atlantic Media Company on terms consistent with the original agreement. The lease agreement expired in May 2004. The Company incurred rent expense under this arrangement of $3.6 million and $0.6 million in fiscal 2004 and 2005, respectively.
Administrative Services
     In July 2001, the Company entered into an administrative services agreement whereby Atlantic Media Company provided the Company with certain services related to the facilities associated with the Company’s shared leased space, and the Company provided Atlantic Media Company with certain administrative services. Fees for the services were based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximated the cost for each entity to internally provide or externally source these services. The Company believes these charges approximated the costs which would have been incurred had the Company operated on a stand-alone basis. The Company incurred net charges under the agreement of $1.0 million and $0.6 million in fiscal 2004 and 2005, respectively. Services under this arrangement generally ended in connection with the Company’s move to its current headquarters facility in June 2004.
11. Exercises of stock options
     Options granted to certain of the Company’s option holders under the Company’s 1997 and 2001 stock-based incentive compensation plans were exercised to acquire shares at various times in fiscal 2004, 2005 and 2006. Upon the exercise of these options the Company received a total of approximately $26.8 million, $22.0 million and $5.5 million in fiscal 2004, 2005 and 2006, respectively, in cash in payment of option exercise prices.
     The Company recognized approximately $1.7 million, $1.3 million and $277,000 in compensation expense reflecting additional FICA taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in fiscal 2004, 2005 and 2006, respectively. The Company also incurred additional compensation expense for tax reporting purposes, but not for financial reporting purposes, that increased the deferred tax asset to reflect allowable tax deductions that will be realized in the determination of the Company’s income tax liability and therefore reduce its future income tax payments. In connection with these transactions, the Company’s deferred tax asset increased by approximately $40.0 million, $30.9 million and $4.1 million in fiscal 2004, 2005 and 2006, respectively. Although the provision for income taxes for financial reporting purposes did not change, the Company’s actual cash payments will be reduced as the deferred tax asset is utilized.
12. Stock option plans
Stock-based incentive compensation plans
     The 1997 Stock-Based Incentive Compensation Plan (1997 Plan) provided for the issuance of options to purchase up to 10,104,000 shares of the Company’s common stock. In connection with the Company’s initial public offering, the stock options granted pursuant to the 1997 Plan generally became exercisable in equal portions on each of the first three anniversaries of the initial public offering. Unexercised options granted under the 1997 Plan expire at certain times through fiscal 2009.
     On June 1, 2001, the Company adopted the 2001 Stock-Based Incentive Compensation Plan (2001 Plan). The 2001 Plan is designed to provide for the grant of stock options that qualify as incentive stock options as well as stock options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Stock options granted pursuant to the 2001 Plan may only be granted to the Company’s officers, independent contractors, employees and prospective employees. The aggregate number of shares of the Company’s common stock issuable under the 2001 Plan may not exceed 2,357,600 shares, plus any remaining shares not issued under the 1997 Plan. All options granted under the 2001 Plan to date have been granted to officers and employees.
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

     On November 15, 2005, the Company adopted the 2005 Stock Incentive Plan (2005 Plan) to replace the 1997 Plan, the 2001 Plan and the Directors’ Plan (collectively the Prior Plans). The 2005 Plan provides for the award of stock options (that qualify as either incentive stock options or that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock, restricted stock units and incentive bonuses. Options granted may not have a term exceeding seven years, and typically vest across four years. Equity awards granted pursuant to the 2005 Plan may only be granted to the Company’s directors, officers, independent contractors, employees and prospective employees. The aggregate number of shares of the Company’s common stock issuable under the 2005 Plan may not exceed 1,600,000 shares, plus any remaining shares not issued under the Prior Plans.
Stock Option transactions
     The following table summarizes the changes in common stock options for all of the common stock option plans described above.

			Weighted
			Average
	Number of	Exercise Price Per	Exercise
	Options	Share	Price
Outstanding at March 31, 2003	7,754,770	$2.91 – 36.12	$10.26
Options granted	896,000	34.44 – 47.49	35.15
Options exercised	(3,533,296)	2.91 – 29.28	7.55
Options cancelled	(141,045)	7.13 – 29.28	18.60

Outstanding at March 31, 2004	4,976,429	7.13 – 47.49	16.34
Options granted	971,832	34.32 – 39.45	38.51
Options exercised	(2,585,103)	7.13 – 34.81	8.51
Options cancelled	(106,000)	19.00 – 36.89	31.10

Outstanding at March 31, 2005	3,257,158	7.13 – 47.49	28.77
Options granted	607,250	40.50 – 53.72	53.48
Options exercised	(328,217)	7.13 – 34.44	16.82
Options cancelled	(78,500)	19.00 – 47.45	33.70

Outstanding at March 31, 2006	3,457,691	$7.13 – 53.72	$34.13

     Exercise prices for options outstanding at March 31, 2006, are as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life - Years	Exercisable	Price
$7.13 – 11.88	423,240	$7.29	1.9	423,240	$7.29
19.00 – 19.00	257,203	19.00	5.6	257,203	19.00
29.28 – 34.00	428,166	30.75	6.9	101,416	31.09
34.01 – 39.00	977,832	34.87	8.1	216,832	34.98
39.01 – 44.00	751,000	39.46	6.0	—	—
44.01 – 49.00	29,000	47.67	7.2	10,750	47.46
49.01 – 53.72	591,250	53.72	6.9	—	—

$7.13 – 53.72	3,457,691	$34.13	6.3	1,009,441	$19.04

Restricted Stock Units
     The Company granted 127,600 restricted stock units (RSUs) to certain officers and employees on March 31, 2006 when the fair market value of the Company’s common stock was $55.77 per share. The RSUs vest ratably across four years.
Employee Stock Purchase Plan
     In October 2001, the Company established an employee stock purchase plan (the ESPP). Under the ESPP, employees may authorize payroll deductions not to exceed 15% of their salary to purchase shares of the Company’s common stock quarterly at 85% of the share price on the last day of the quarter. The ESPP is authorized to issue up to 842,000 shares of the Company’s common stock. For the years ended March 31, 2004, 2005 and 2006 the Company issued 10,663, 9,184 and 9,674 shares of common stock under the ESPP, respectively.

13. Commitments and contingencies
Operating Leases
     In October 2003, the Company entered into a new lease for its headquarters space (New Lease) which took effect on June 1, 2004 and has a 15-year term. The terms of the New Lease contain provisions for rental escalation and the Company is required to pay its portion of executory costs such as taxes and insurance. The Company is also obligated to take additional expansion space in the building pursuant to the New Lease. The Company’s aggregate future minimum lease payments, including expansion space but excluding rental escalation and executory costs, are as follows (in thousands):

Year Ending March 31,
2007	$2,627
2008	3,643
2009	3,908
2010	3,782
2011	3,721
Thereafter	27,441

Total	$45,122

     Rent expense during the years ended March 31, 2004, 2005 and 2006 was approximately $3.7 million, $4.0 million and $4.5 million, respectively.
     The Company entered into a $3.2 million letter of credit agreement with a commercial bank which expires on October 5, 2006, to provide a security deposit for the New Lease. Certain assets had been pledged as collateral under the letter of credit agreement. To date, no amounts have been drawn on this agreement.
Benefit Plan
     The Company sponsors a defined contribution 401(k) plan (the Plan) for all employees who have reached the age of twenty-one. The Company provides contributions equal to 50% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the years ended March 31, 2004, 2005 and 2006 were approximately $573,000, $648,000 and $786,000, respectively.
Litigation
     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not a party to, and its property is not subject to, any material legal proceedings.
14. Quarterly financial data (unaudited)
     Unaudited summarized financial data by quarter for the years ended March 31, 2005 and 2006 is as follows (in thousands, except per share amounts):

	Fiscal 2005 Quarter Ended
	June 30	September 30	December 31	March 31
Revenues	$33,025	$34,680	$36,206	$37,738
Income from operations	8,516	8,925	8,763	9,706
Income before income taxes	9,409	9,841	9,764	10,867
Net income	5,598	5,855	5,482	6,412
Earnings per share:
Basic	$0.31	$0.34	$0.31	$0.35
Diluted	$0.29	$0.31	$0.29	$0.33

	Fiscal 2006 Quarter Ended
	June 30	September 30	December 31	March 31
Revenues	$38,747	$40,487	$42,112	$43,703
Income from operations	9,916	10,285	11,053	11,484
Income before income taxes	11,311	11,697	12,501	12,999
Net income	6,730	6,960	3,293	8,659
Earnings per share:
Basic	$0.35	$0.36	$0.17	$0.46
Diluted	$0.34	$0.35	$0.17	$0.44

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
     None.
Item 9A. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2006. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the date of such evaluation, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in timely alerting them to material information relating to the Company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.
     No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Please see Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the Report of Management’s Assessment of Internal Control over Financial Reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth the names, ages and positions within The Advisory Board Company of the persons who serve as our directors and executive officers as of March 31, 2006.

Directors and Executive Officers	Age	Position
Frank J. Williams	39	Chairman of the Board and Chief Executive Officer
Marc N. Casper	38	Director
Kelt Kindick	51	Lead Director
Joseph E. Laird, Jr.	60	Director
Mark R. Neaman	55	Director
Leon D. Shapiro	47	Director
LeAnne M. Zumwalt	47	Director
Thomas J. Aprahamian	37	Chief Accounting Officer, Secretary and Treasurer
Scott M. Fassbach	46	Chief Research Officer
David L. Felsenthal	35	Executive Vice President
Michael T. Kirshbaum	29	Chief Financial Officer
Scott A. Schirmeier	37	General Manager, Sales and Marketing
Richard A. Schwartz	40	Executive Vice President
     Frank J. Williams joined us in September 2000 as an Executive Vice President and has been our Chief Executive Officer and a director since June 2001. In November 2004, he began serving as Chairman of our Board of Directors. From June 2000 through January 2001, Mr. Williams was also the President of an affiliated company, eHospital NewCo Inc., focused on developing and delivering health care content to patients and providers via the Internet. From 1999 through May 2000, Mr. Williams served as the President of MedAmerica OnCall, a provider of outsourced services to physician organizations, hospitals, and managed care entities. Mr. Williams also served as a Vice President of Vivra Incorporated and as the General Manager of Vivra Orthopedics, an operational division of Vivra Specialty Partners, a private health care services and technology firm. Earlier in his career, Mr. Williams was employed by Bain & Company. Mr. Williams received a B.A. from University of California, Berkeley, and an M.B.A. from Harvard Business School.
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
     Kelt Kindick has been a director since November 2001, and was named Lead Director in November 2004. He serves as a senior partner at Bain & Company, a privately held management consulting firm. Mr. Kindick joined Bain & Company in 1980, was elected partner in 1986, served as Managing Director of the firm’s Boston office from 1991 to 1996 and as Chairman of the firm’s executive committee from 1998 to 1999. Mr. Kindick also served as the Chief Financial Officer of the Commonwealth of Massachusetts from 2003 to 2004. Mr. Kindick received a B.A. from Franklin & Marshall College and an M.B.A. from Harvard Business School.
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
     Thomas J. Aprahamian was named our Chief Accounting Officer, Secretary and Treasurer in February 2006. Mr. Aprahamian first joined us in 2001 as our Controller. Previously Mr. Aprahamian held senior finance and accounting roles in the telecommunications industry. He began his career in 1990 with Arthur Andersen & Co. Mr. Aprahamian is a certified public accountant and has a B.B.A. degree with a concentration in Accounting from James Madison University.
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
     David L. Felsenthal first joined us in 1992 and was named Executive Vice President in February 2006, responsible for strategic planning and general management of certain of our membership programs. He had been our Chief Financial Officer, Secretary and Treasurer since April 2001. From September 1999 to March 2001, Mr. Felsenthal was Vice President of an affiliated company, eHospital NewCo Inc., focused on developing and delivering health care content to patients and providers via the Internet. From 1997 to 1999, Mr. Felsenthal worked as Director of Business Development and Special Assistant to the CEO/ CFO of Vivra Specialty Partners, a private health care services and technology firm. From 1992 through 1995, Mr. Felsenthal held various positions with us, including research analyst, manager and director of the original executive inquiry research department. Mr. Felsenthal received an A.B. degree from Princeton University and an M.B.A. from Stanford University.
     Michael T. Kirshbaum became our Chief Financial Officer in February 2006. Mr. Kirshbaum joined the Company in 1998 and has held a variety of positions across the finance group, most recently serving as Senior Director of Finance, where he was responsible for most of the Company’s finance operations including the Company’s overall financial strategy and budgeting process, as well as a number of other accounting functions. Mr. Kirshbaum has a B.S. degree in Economics from Duke University. Mr. Kirshbaum’s brother is employed by the Company as an operations analyst. Mr. Kirshbaum’s brother’s annual compensation does not exceed $100,000.
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
     Richard A. Schwartz joined us in 1992 and was named Executive Vice President in February 2006, responsible for strategic planning and general management of certain of our membership programs. He had been our General Manager, Research since June 2001. Previously, Mr. Schwartz held various management positions in our research programs, including Executive Director, Research from June 1996 to March 2000. Mr. Schwartz received a B.A. from Stanford University and an M.B.A. from Duke University.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and 10% stockholders to file forms with the Securities and Exchange Commission to report their beneficial ownership of our stock and any changes in beneficial ownership. Anyone required to file forms with the Securities and Exchange Commission must also send copies of the forms to us. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2006.

Audit Committee Financial Expert
     The Board of Directors has determined that Ms. LeAnne M. Zumwalt, Chair of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Exchange Act and is independent, as independence for audit committee members is defined under the corporate governance listing standards applicable to companies quoted on the Nasdaq National Market.
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
Item 11. Executive Compensation.
     The following table presents certain information concerning compensation earned for services rendered for fiscal 2004, 2005 and 2006 by the Chief Executive Officer and the four other most highly paid persons based on salary and bonus who served as executive officers during fiscal 2006 (the “Named Officers”).

				Long-Term
				Compensation
				Securities	Restricted	All Other
	Fiscal	Annual Compensation		Underlying	Stock Units	Compensation
Name and Principal Position	Year	Salary	Bonus	Options (#)	(3)	(4)
Frank J. Williams	2006	$550,000	$300,000	275,000	—	$7,804
Chairman and Chief Executive Officer	2005	500,000	225,000	90,000	—	8,029
	2004	500,000	100,000	85,000	—	7,680

Scott M. Fassbach	2006	$535,600	$—	16,100	2,300	$6,023
Chief Research Officer	2005	535,600	—	23,000	—	6,382
	2004	535,600	—	27,000	—	6,719

David L. Felsenthal (1)	2006	$330,000	$130,000	31,500	4,500	$5,249
Executive Vice President	2005	330,000	125,000	27,000	—	5,121
	2004	300,000	85,000	27,000	—	5,222

Scott A. Schirmeier	2006	$315,000	$135,000	16,100	2,300	$5,274
General Manager, Sales and Marketing	2005	315,000	85,000	23,000	—	5,030
	2004	315,000	—	22,000	—	5,378

Richard A. Schwartz (2)	2006	$482,040	$—	21,000	3,000	$5,831
Executive Vice President	2005	482,040	40,000	23,000	—	5,505
	2004	482,040	30,000	25,000	—	6,076

(1)	Mr. Felsenthal was named Executive Vice President in February 2006. Previously he served as our Chief Financial Officer, Secretary and Treasurer.

(2)	Mr. Schwartz was named Executive Vice President in February 2006. Previously he served as General Manager, Research.

(3)	Restricted stock unit awards vest at the rate of 25% per year for four years. The individuals do not have any of the benefits of ownership of the shares of common stock subject to the award, such as the right to vote the shares or the right to receive dividends, unless and until the awards vest and the shares are issued. Amounts represent the total number of RSUs held by each individual. Based on the closing price of our common stock on March 31, 2006 of $55.77 per share, the value of the RSUs held by Mr. Fassbach, Mr. Felsenthal, Mr. Schirmeier and Mr. Schwartz is $128,271, $250,965, $128,271 and $167,310, respectively.

(4)	Includes for each Named Officer matching contributions made under our 401(k) plan and company-paid premiums under a long-term disability plan.

Option Grants in Fiscal 2006
The following table shows information about stock option grants to our Named Officers during fiscal 2006. The common stock underlying these options is included in the Summary Compensation Table above. All options were granted at fair market value under The Advisory Board Company 2005 Stock Incentive Plan. All of the options granted have seven-year terms and vest ratably over four years. The rules of the Securities and Exchange Commission require us to show hypothetical gains that the Named Officers would have for these options at the end of their ten-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by Securities and Exchange Commission rules. They are not our estimate or projection of future stock prices.
Stock Option Grants in Fiscal 2006

		% of Total			Potential Realizable Value at
	Number of Shares	Options Granted to			Assumed Rates of
	Underlying	Employees	Exercise		Stock Price Appreciation for
	Option	in Fiscal	Price (per		Option Term
Name	Grants	Year	share)	Expiration Date	5%	10%
Frank J. Williams	275,000	45.3%	$53.72	March 9, 2013	$6,014,095	$14,015,398
David L. Felsenthal	31,500	5.2	53.72	March 9, 2013	688,887	1,605,400
Scott M. Fassbach	16,100	2.7	53.72	March 9, 2013	352,098	820,538
Richard A. Schwartz	21,000	3.2	53.72	March 9, 2013	459,258	1,070,267
Scott A. Schirmeier	16,100	2.7	53.72	March 9, 2013	352,098	820,538
Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values
     The following table shows information about the value realized on option exercises for each of our Named Officers during fiscal 2006 and the value of their unexercised options at the end of fiscal 2006. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.
Aggregated Option Exercises in Fiscal 2006
and Year-End Option Values

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired		Options at Fiscal Year-End		Fiscal Year-End (1)
Name	On Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank J. Williams	17,500	$857,670	314,190	500,000	$14,510,652	$4,982,650
David L. Felsenthal	—	—	106,952	101,500	4,375,265	2,070,145
Scott M. Fassbach	30,175	1,399,791	67,000	78,100	3,057,090	1,245,725
Richard A. Schwartz	11,737	397,711	5,263	81,000	193,521	1,222,850
Scott A. Schirmeier	10,000	338,851	7,000	73,100	257,390	1,149,925

(1)	Amounts equal the closing price of our common stock on March 31, 2006 of $55.77 per share, less the option exercise price, multiplied by the number of shares exercisable or unexercisable.
Board of Directors Compensation
     The Board or, to the extent authorized by the Board, the Compensation Committee, sets directors’ compensation under The Advisory Board Company 2005 Stock Incentive Plan and such other arrangements as are deemed to be appropriate. For fiscal 2006, non-employee directors received an annual grant of options to purchase 10,000 shares of common stock and a $15,000 annual retainer. To date, each director who is not an employee has received an initial grant of options to purchase 40,416 shares of common stock upon becoming a director.
     In July 2004, the Board established the position of Lead Director which is to be filled in the event the position of Chairman of the Board and the office of Chief Executive Officer are held by the same person. Mr. Kindick currently serves as our Lead Director. The Lead Director’s role is to preside at meetings of non-management members of the Board, and to perform other similar functions as deemed appropriate by the Board. In lieu of the director’s compensation described above, in fiscal 2006 the Lead Director received an annual grant of options to purchase 25,000 shares of common stock, and was paid an annual fee of $20,000.
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
The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan, The Advisory Board Company Directors’ Stock Plan and The Advisory Board Company 2005 Stock Incentive Plan
     In the event that there is any change in the number or kind of the outstanding shares of our common stock, whether by reason of merger, consolidation or otherwise, then the plan administrator of The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan The Advisory Board Company Directors’ Stock Plan, and The Advisory Board Company 2005 Stock Incentive Plan (collectively, the “Plans”) shall determine the appropriate adjustment, if any. In addition, in the event of such a change, the plan administrator may accelerate the time or times at which any option granted under the Plans may be exercised and may provide for cancellation of accelerated options that are not exercised within a time prescribed by the plan administrator in its sole discretion. Options granted under the 1997 Plan generally provide that, if an optionee’s employment is terminated for any reason other than for cause or voluntary resignation, all options granted under the 1997 Plan vest immediately.
Employment Arrangements
     In addition to his role as Chairman of the Board of Directors, Mr. Williams is employed as our Chief Executive Officer pursuant to the terms of an employment agreement which continues in effect until his termination or separation from the Company. Under the terms of the employment agreement, Mr. Williams received an annual salary of $550,000 in fiscal 2006. Mr. Williams’ annual salary is subject to periodic increase at the discretion of the Board of Directors, and upon recommendation by the Compensation Committee. Mr. Williams’ employment agreement also provides for an annual discretionary bonus. In fiscal 2006, Mr. Williams was awarded a bonus of $300,000 based on an evaluation of the Company’s performance as compared to annual financial goals and operating objectives in fiscal 2006 and other annual goals, such as the continued growth and advancement of the Company and its human resources, and the development of growth strategies for future years. The Board of Directors, upon recommendation of the Compensation Committee, determines the level of options to be granted to the Chief Executive Officer consistent with the factors discussed above for other executive officers. After the Compensation Committee’s evaluation of his performance for fiscal 2006, Mr. Williams was granted options to purchase 275,000 shares of our common stock. The employment agreement also requires Mr. Williams to devote his efforts and abilities to us on a full-time basis. If Mr. Williams is terminated without cause, the employment agreement provides that he will continue to receive his base salary for one year after the date of termination and that all the options granted to him will vest and become exercisable.
     Upon a change of control, 50% of all options granted to Mr. Williams will vest and immediately become exercisable on the date of the change of control and the remaining 50% of all options granted to him will vest and immediately be exercisable on the second anniversary of the change of control. For this purpose, a change of control includes the acquisition by any person of more than 50% of our stock or substantially all of our assets and the merger of the Company, but does not include a purchase or merger with another company if Mr. Williams is appointed the chief executive officer of the successor or combined entity.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of June 2, 2006 (except as otherwise noted below), by (i) each person known to the Company to own beneficially more than 5% of the Company’s common stock, (ii) each Named Officer (as defined in the section of this Annual Report on Form 10-K entitled “Executive Compensation”), (iii) each director or director nominee and (iv) all current directors and executive officers as a group.

	Amount and Nature of
	Beneficial Ownership (1)		Total Equity Stake (2)
Name of Beneficial Owner	Number	Percent	Number	Percent
Frank J. Williams	261,690	1.4%	761,690	3.9%
Marc N. Casper	60,416	*	70,416	*
Kelt Kindick	95,208	*	120,208	*
Joseph E. Laird, Jr.	46,416	*	56,416	*
Mark R. Neaman	40,416	*	50,416	*
Leon D. Shapiro	40,416	*	50,416	*
LeAnne M. Zumwalt	70,416	*	80,416	*
Thomas J. Aprahamian	2,472	*	9,972	*
Scott M. Fassbach	—	—	80,400	*
David L. Felsenthal	95,038	*	201,038	1.1
Michael T. Kirshbaum	13,345	*	49,145	*
Scott A. Schirmeier	7,000	*	82,400	*
Richard A. Schwartz	8,263	*	92,263	*
Morgan Stanley & Co. (3)	1,985,117	10.5	1,985,117	10.5
Wellington Management Company, LLP (4)	1,627,290	8.6	1,627,290	8.6
Delaware Management Holdings (5)	1,384,956	7.3	1,384,956	7.3
T. Rowe Price Associates, Inc. (6)	1,163,450	6.2	1,163,450	6.2
All directors, director nominees and executive officers as a group (13 people)	741,096	3.8	1,705,196	8.3

*	Indicates ownership of less than 1%

(1)	Unless indicated otherwise, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. Beneficial ownership includes all options and restricted stock units held by a stockholder that are currently exercisable or exercisable within 60 days of June 2, 2006 as follows: Mr. Williams, 261,690 shares; Mr. Casper, 60,416 shares; Mr. Kindick, 95,208 shares; Mr. Laird, 46,416 shares; Mr. Neaman, 40,416 shares; Mr. Shapiro, 40,416 shares; Ms. Zumwalt, 70,416 shares; Mr. Aprahamian, 2,000 shares; Mr. Fassbach, 0 shares; Mr. Felsenthal, 95,038 shares; Mr. Kirshbaum, 12,226 shares; Mr. Schirmeier, 7,000 shares; Mr. Schwartz, 5,263 shares; and all current directors and executive officers as a group, 736,505 shares.

(2)	The Total Equity Stake column indicates the number of shares owned assuming the exercise of all options and restricted stock units, whether vested or unvested, without regard to whether or not the options and restricted stock units are exercisable within 60 days. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options and restricted stock units are deemed to be outstanding, whether vested or unvested and without regard to whether or not the options and restricted stock units are exercisable within 60 days.

(3)	As reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 15, 2006 by Morgan Stanley & Co. (“Morgan Stanley”). Morgan Stanley has sole voting and dispositive power over 1,985,117 of these shares. The address of Morgan Stanley is 1585 Broadway, New York, NY 10036.

(4)	As reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2006 by Wellington Management Company, LLP (“Wellington Management”). The securities are owned of record by clients of Wellington Management. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. Wellington Management, in its capacity as investment advisor, may be deemed to beneficially own 1,627,290 shares, with shared voting power over 1,474,240 shares and shared power to dispose of 1,602,590 shares. The address of Wellington Management is 75 State Street, Boston, MA, 02109.

(5)	As reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2006 by Delaware Management Holdings and Delaware Management Business Trust (the “Delaware Management Entities”). The Delaware Management Entities are beneficial owners of an aggregate of 1,384,956 shares, with sole voting power to vote 1,376,639 shares, shared power to vote 335 shares and sole power to dispose of 1,384,956 shares. The address of the Delaware Management Entities is 2005 Market Street, Philadelphia, PA, 19103.

(6)	As reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2006 by T. Rowe Price Associates, Inc. (“Price Associates”). These securities are owned by various individual and institutional investors which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Price Associates may be deemed to own 1,163,450 shares, with sole voting power over 382,710 shares and sole power to dispose of 1,163,450 shares. The address of Price Associates is 100 E. Pratt Street, Baltimore, MD 21202.

Equity Compensation Plan Information
     The table below provides information about our compensation plans at March 31, 2006.

Number of
securities
	Number of		remaining
	securities to be	Weighted	available for
	issued upon	average exercise	future issuance
	exercise of	price of	under equity	Total
	outstanding	outstanding	compensation	securities
	options,	options,	plans (excluding	reflected in
	warrants and	warrants and	securities reflected	columns (a)
	rights	rights	in column (a))	and (c)
Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by stockholders	3,457,691	$34.13	1,103,839	4,561,530
Equity compensation plans not approved by stockholders	—	—	—	—

Total	3,457,691	$34.13	1,103,839	4,561.530

Item 13. Certain Relationships and Related Transactions.
     None.
Item 14. Principal Accounting Fees and Services.
     Fees paid to our independent auditors, Ernst & Young, LLP, for each of the past two fiscal years are set forth below.

	Fiscal Year Ended March 31,
	2006	2005
Audit fees	$369,500	$380,500
Audit-related fees	17,000	13,500
Tax fees	50,250	45,000
All other fees	—	—

Total	$436,750	$439,000

Audit Fees
     Audit fees were for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2006 and 2005, the reviews of the financial statements included in the Company’s quarterly reports on Forms 10-Q for the quarterly periods in the fiscal years ended March 31, 2006 and 2005 and services in connection with the Company’s statutory and regulatory filings for the fiscal years ended March 31, 2006 and 2005.
Audit-Related Fees
     Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of the Company’s financial statements for the fiscal years ended March 31, 2006 and 2005, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits, assistance with registration statements and comfort letters and consents not performed directly in connection with the audit.
Tax Fees
     Tax fees were for services related to tax compliance, consulting and planning services rendered during the fiscal years ended March 31, 2006 and 2005.
All Other Fees
     We did not incur fees for any other services, exclusive of the fees disclosed above relating to audit, audit-related and tax services, rendered during the fiscal years ended March 31, 2006 and 2005.

Audit and Non-Audit Service Pre-Approval Policy
     The Audit Committee has adopted an Audit and Non-Audit Service Pre-Approval Policy to pre-approve services to be performed by the independent auditor.
     Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements and the attestation engagement for the independent auditor’s report on management’s report of internal control over financial reporting. The Audit Committee may pre-approve specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be pre-approved by the Audit Committee on an engagement-by-engagement basis. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.
     Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and historically have been provided to us by the independent auditor and are consistent with the SEC’s rules on auditor independence. The Audit Committee may pre-approve specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee on an engagement-by-engagement basis.
     Tax Services. The Audit Committee may pre-approve specified tax services that the Audit Committee believes would not impair the independence of the auditor and that are consistent with SEC rules and guidance. All other tax services must be approved by the Audit Committee on an engagement-by-engagement basis.
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
Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)	The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2005 and 2006
Consolidated Statements of Income for the years ended March 31, 2004, 2005 and 2006
Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2004, 2005 and 2006
Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2005 and 2006
Notes to Consolidated Financial Statements.
(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II — Valuation and Qualifying Accounts
(a)(3)	The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
*3.1	Certificate of Incorporation.

*3.2	Bylaws.

*4.1	Form of Common Stock Certificate.

+*10.1	Employment Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.

*10.2	Noncompetition Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.

*10.3	Noncompetition Agreement, effective as of November 12, 2001, between David G. Bradley and the Advisory Board Company.

*10.4	Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and the Advisory Board Company.

*10.5	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, as executed by The Advisory Board Company and each of Michael A. D’Amato, Jeffrey D. Zients, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.

*10.6	Stock Option Agreement, dated May 1, 2001, between David G. Bradley and the Advisory Board Company

+*10.7	Letter to Jeffrey D. Zients from The Advisory Board Company regarding vesting of unexercised options and Notice of Exercise for Non-qualified Stock Options, dated May 31, 2001, as amended by letter, dated July 30, 2001, to Jeffrey D. Zients from The Advisory Board Company.

*10.8	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Jeffrey D. Zients and The Advisory Board Company.

+*10.9	Class B Nonvoting Common Stock Option Exercise Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company, as amended by letter, dated July 30, 2001, to Michael A. D’Amato from The Advisory Board Company.

*10.10	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company.

+*10.11	The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as amended on October 31, 1997.

+*10.12	Form of Stock Option Agreement pursuant to The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as executed by The Advisory Board Company and each of Frank J. Williams, Jeffrey D. Zients, Michael A. D’Amato, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.

+*10.13	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan, adopted on June 1, 2001.

+*10.14	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan.

+*10.15	The Advisory Board Company Directors’ Stock Plan, adopted on June 1, 2001.

+*10.16	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company Directors’ Stock Plan, as executed by The Advisory Board Company and each of Jeffrey D. Zients and Michael A. D’Amato.

+*10.17	Option Repurchase Plan, dated March 31, 2001, between Richard A. Schwartz and The Advisory Board Company.

+*10.18	Equity Value Agreement, dated October 31, 1997, between Richard A. Schwartz and The Advisory Board Company.

+*10.19	Form of Liquid Markets Agreement, as executed by The Advisory Board Company and each of Scott M. Fassbach and Richard A. Schwartz.

+*10.20	Equity Repurchase Plan, dated August 1997, between Scott M. Fassbach and The Advisory Board Company.

*10.21	Registration Rights Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and the Advisory Board Company

*10.22	Cross Indemnity Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and The Advisory Board Company.

*10.23	Promissory Note, dated December 21, 1999, between David G. Bradley and The Advisory Board Company.

*10.24	Promissory Note, dated March 31, 2001, between Scott A. Schirmeier and The Advisory Board Company.

*10.25	Administrative Services Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.26	Vendor Contracts Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.27	Sublease Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.28	License Agreement, dated January 19, 1999, between The Corporate Executive Board Company and The Advisory Board Company.

*10.29	Lease Guaranty Agreement, dated June 25, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.30	Administrative Services Agreement, dated July 1, 2001, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.31	Lease Assignment Agreement, dated July 1, 1999, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.32	Sublease Agreement, dated January 1, 2000, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.33	Form of Indemnity Agreement to be executed between The Advisory Board Company and certain officers, directors and employees.

Exhibit
Number	Description of Exhibit
+*10.34	Employee Stock Purchase Plan, adopted on October 25, 2001.

*10.35	Letter Agreement, dated October 25, 2001, between The Corporate Executive Board Company and The Advisory Board Company amending the Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and The Advisory Board Company.

**10.36	BB&T Loan Agreement, dated November 9, 2001, by and between Branch Banking and Trust Company and The Advisory Board Company.

^10.37	Agreement of Lease, dated October 20, 2003, between The Advisory Board Company and 2445 M Street Property LLC.

#10.38	2005 Stock Incentive Plan, as adopted on November 15, 2005.

+10.39	Form of Restricted Stock Unit Standard Terms and Conditions.

+10.40	Form of Restricted Stock Unit Agreement pursuant to the 2005 Stock Incentive Plan.

^^14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Frank J. Williams Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael T. Kirshbaum Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Frank J. Williams and Michael T. Kirshbaum Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++99.9	Letter to the Securities and Exchange Commission regarding representations made by Arthur Andersen LLP.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on November 9, 2001.

**	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, as filed on February 13, 2002.

^	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, as filed on February 17, 2004.

^^	Incorporated by reference to the registrant’s annual report on Form 10-K, as filed on June 14, 2004.

+	Compensation arrangement.

++	Incorporated by reference to the registrant’s annual report on Form 10-K, as filed on May 10, 2002.

#	Incorporated by reference to the registrant’s current report on Form 8-K, as filed on November 17, 2005.
(b)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(c)	Financial Statement Schedules

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of The Advisory Board Company and Subsidiaries:
     We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Advisory Board Company and subsidiaries as of March 31, 2006 and 2005, and for each of the three years in the period ended March 31, 2006, and have issued our report thereon dated June 9, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Baltimore, Maryland
June 9, 2006

THE ADVISORY BOARD COMPANY
SCHEDULE II — Valuation and Qualifying Accounts
(In thousands)

	Balance	Additions	Additions
	at	Charged	Charged to	Deductions	Balance
	Beginning	to	Other	From	at End of
	of Year	Revenue	Accounts	Reserve	Year
Year ending March 31, 2004
Allowance for uncollectible revenue	$1,650	$1,325	$—	$1,325	$1,650

	$1,650	$1,325	$—	$1,325	$1,650

Year ending March 31, 2005
Allowance for uncollectible revenue	$1,650	$2,115	$—	$1,915	$1,850

	$1,650	$2,115	$—	$1,915	$1,850

Year ending March 31, 2006
Allowance for uncollectible revenue	$1,850	$1,820	$—	$1,720	$1,950

	$1,850	$1,820	$—	$1,720	$1,950

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of June 14, 2006.

The Advisory Board Company
/s/ Frank J. Williams
Frank J. Williams, Chairman of the Board of Directors and
Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Frank J. Williams Frank J. Williams	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 14, 2006

/s/ Michael T. Kirshbaum Michael T. Kirshbaum	Chief Financial Officer (Principal Financial Officer)	June 14, 2006

/s/ Thomas J. Aprahamian Thomas J. Aprahamian	Chief Accounting Officer (Principal Accounting Officer), Secretary and Treasurer	June 14, 2006

/s/ Marc N. Casper Marc N. Casper	Director	June 14, 2006

/s/ Kelt Kindick Kelt Kindick	Lead Director	June 14, 2006

/s/ Joseph E. Laird, Jr. Joseph E. Laird, Jr.	Director	June 14, 2006

/s/ Mark R. Neaman Mark R. Neaman	Director	June 14, 2006

/s/ Leon D. Shapiro Leon D. Shapiro	Director	June 14, 2006

/s/ LeAnne M. Zumwalt LeAnne M. Zumwalt	Director	June 14, 2006