Form 10-Q
period 2006-06-30
ADVISORY BOARD CO
filed 2006-08-09
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-33283
THE ADVISORY BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-1468699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2445 M Street, NW
Washington, D.C. 20037
(202) 266-5600
(Address and phone number of principal executive offices)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 4, 2006, we had outstanding 18,862,890 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,925	$21,678
Marketable securities	7,516	8,484
Membership fees receivable, net	46,604	36,822
Prepaid expenses and other current assets	2,923	2,876
Deferred income taxes, net	20,762	19,495

Total current assets	86,730	89,355

Property and equipment, net	11,605	9,675
Intangible assets, net	853	780
Goodwill	5,426	5,426
Deferred incentive compensation and other charges	12,841	11,652
Deferred income taxes, net of current portion	14,045	15,633
Marketable securities	143,156	138,338

Total assets	$274,656	$270,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$101,947	$99,269
Accounts payable and accrued liabilities	14,160	15,445
Accrued incentive compensation	5,748	8,344

Total current liabilities	121,855	123,058

Other long-term liabilities	1,010	636

Total liabilities	122,865	123,694

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 20,415,643 and 20,255,704 shares issued as of June 30, 2006 and March 31, 2006, respectively, and 18,930,201 and 18,932,262 shares outstanding as of June 30, 2006 and March 31, 2006, respectively	204	203
Additional paid-in capital	159,307	152,081
Retained earnings	60,066	53,567
Accumulated elements of other comprehensive losses	(3,218)	(2,618)
Treasury stock, at cost 1,485,442, and 1,323,442 shares at June 30, 2006 and March 31, 2006, respectively	(64,568)	(56,068)

Total stockholders’ equity	151,791	147,165

Total liabilities and stockholders’ equity	$274,656	$270,859

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2006	2005
Revenues	$44,205	$38,747

Costs and expenses:
Cost of services (1)	20,915	16,509
Member relations and marketing (1)	9,442	8,065
General and administrative (1)	5,365	3,824
Depreciation	370	433

Income from operations	8,113	9,916
Interest income	1,718	1,395

Income before provision for income taxes	9,831	11,311
Provision for income taxes	(3,332)	(4,581)

Net income	$6,499	$6,730

Earnings per share:
Net income per share — basic	$0.34	$0.35
Net income per share — diluted	$0.33	$0.34
Weighted average number of shares outstanding
Basic	18,939	19,223
Diluted	19,755	19,993

(1)	The following table summarizes the share-based compensation recognized and included in the condensed consolidated statements of income above.

Cost of services	$1,052	$—
Member relations and marketing	683	—
General and administrative	1,381	—

	$3,116	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,499	$6,730
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	370	433
Amortization of intangible assets	45	—
Deferred income taxes	2,976	4,531
Excess tax benefits from share-based payments	(2,392)	—
Share-based payment expense	3,116	—
Amortization of marketable securities premiums	286	213
Changes in operating assets and liabilities:
Membership fees receivable	(9,782)	(4,225)
Prepaid expenses and other current assets	(47)	(604)
Deferred incentive compensation and other charges	(1,189)	(1,791)
Deferred revenues	2,678	141
Accounts payable and accrued liabilities	(1,285)	1,694
Accrued incentive compensation	(2,596)	(3,112)
Other long-term liabilities	374	(126)

Net cash (used in) provided by operating activities	(947)	3,884

Cash flows from investing activities:
Purchases of property and equipment	(2,300)	(104)
Capitalized software development costs	(118)	—
Redemptions of marketable securities	3,000	4,900
Purchases of marketable securities	(8,000)	(8,433)

Net cash flows used in investing activities	(7,418)	(3,637)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	1,618	286
Issuance of common stock under employee stock purchase plan	102	91
Excess tax benefits from share-based payments	2,392	—
Purchases of treasury stock	(8,500)	(7,402)

Net cash used in financing activities	(4,388)	(7,025)

Net decrease in cash and cash equivalents	(12,753)	(6,778)
Cash and cash equivalents, beginning of period	21,678	27,867

Cash and cash equivalents, end of period	$8,925	$21,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company (the Company) provides best practices research, decision support tools and analysis to the health care industry, focusing on business strategy, operations and general management issues. Best practices research and analysis identifies, analyzes and describes specific management initiatives, processes and strategies that produce the best results in solving common business problems or challenges. The Company provides members with its best practices research and analysis through discrete annual programs. Each program typically charges a fixed annual fee and provides members with best practices research reports, executive education, on-line analytical tools and other supporting research services. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the Company’s research studies, and are therefore not individually renewable.
     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC on June 14, 2006. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period’s presentation.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2006, has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three months ended June 30, 2006, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2007, or any other period within the Company’s fiscal year 2007.
Note 2. Critical accounting policies and new accounting pronouncement
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when an agreement is signed by the member. All membership fees are deferred and recognized over the term of the agreement, which is typically 12 months. Certain fees are billed on an installment basis. Members may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of June 30, 2006 and March 31, 2006, approximately $0.9 million and $1.5 million, respectively, of deferred revenues were to be recognized beyond the following 12 months. One of the Company’s best practice research programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. The Company recognizes revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company separates the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
Washington, D.C. income tax incentives

     In February 2006, the Company received notification from the Office of Tax and Revenue of the District of Columbia that the Company had been accepted effective as of January 1, 2004 as a Qualified High Technology Company (QHTC). As a QHTC, the Company’s Washington, D.C. statutory income tax rate is 0.0% through December 2008 and 6.0% thereafter, versus 9.975% prior to the qualification. The Company is also eligible for certain Washington, D.C. income tax credits and other benefits.
Accounting for uncertainty in income taxes
     In July 2006, the Financial Accounting Standards Board introduced FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes adoption of FIN 48 will not have a material effect on its financial statements.
Note 3. Share-based compensation
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), using the modified prospective transition method, and therefore, has not restated results for prior periods. Under this transition method, share-based compensation expense for the first quarter includes compensation expense for all share-based compensation awards granted prior to, but not vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Share-based compensation expense for all share-based compensation awards granted on or after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The Company previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.
     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 123, as amended by Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure (FAS 148) for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual options forfeited. The Company records share-based compensation expense on a straight-line basis over the vesting period.
     Under the Company’s principal share-based compensation plans, the Company has granted certain employees options to purchase common stock and restricted stock units. Options are rights to purchase the common stock of the Company at the fair market value on the date of grant. Restricted stock units are share-based compensation arrangements of a number of shares of the Company’s common stock that may be settled, at the Company’s election, in cash or in shares of the Company’s common stock. Grants for all types of awards generally vest 25% per year. Restricted stock unit holders do not have voting rights until the restrictions lapse.
Impact of adoption of FAS 123(R)
     As a result of adopting FAS 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006 were $3.1 million and $2.1 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 were lower by $0.12 and $0.10, respectively, than if the Company had not adopted FAS 123(R).
     Prior to the adoption of FAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon the adoption of FAS 123(R), excess tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. During the three months ended June 30, 2006, the Company included $2.4 million of excess tax benefits in the financing section of the cash flow statement, representing the amount of excess tax benefits used to reduce the Company’s tax liability incurred during the first quarter of Fiscal Year 2007.

     As of June 30, 2006, $26.6 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 2.1 years.
Pro forma information for periods prior to the adoption of FAS 123(R)
     Prior to the adoption of FAS 123(R), the Company provided the disclosures required under FAS 123 as if the fair value method defined by FAS 123 had been applied to share-based compensation. The pro forma information for the three months ended June 30, 2005 was as follows (in thousands, except per share amounts):

Three Months Ended
June 30, 2005
Net income, as reported	$6,730
Deduct: Total share-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,000)

Pro forma net income	$4,730

Earnings per share:
Basic — as reported	$0.35
Diluted — as reported	$0.34
Basic — pro forma	$0.25
Diluted — pro forma	$0.24
Equity incentive plans
     The Company issues awards under the 2005 Stock Incentive Plan, adopted in 2005 (the 2005 Plan). All regular employees and Directors were eligible to receive equity awards in the first quarter of fiscal 2007. Options are typically granted as non-qualified stock options but the Plan permits some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. Further, the 2005 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. Grants may consist of treasury shares or newly issued shares. The exercise price of a stock option or other equity-based award is equal to the fair market value of the Company’s common stock on the grant date. The maximum contractual term of equity awards granted under the 2005 Plan is 7 years. As of June 30, 2006, a total of 1,120,089 shares were available for issuance under the 2005 Plan.
Valuation assumptions
     The Company calculates the fair value of each award on the date of grant using the Black-Scholes valuation model for share-based compensation awards. The following assumptions were used to value grants of share-based awards for each respective period:

	Three Months Ended
	June 30,
	2006	2005
Risk-free interest rate	5.1%	4.0%
Dividend yield	0.0%	0.0%
Expected life of option (in years)	5.0	5.0
Expected volatility	26.5%	29.5%

Weighted-average fair value of share-based compensation awards granted	$16.25	$13.61
     The valuation of restricted stock units is determined using the fair market value on the date of grant.
Equity based award activity
     The following table summarizes the changes in common stock options for the equity incentive plans described above for the quarter ended June 30, 2006:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Number	Exercise	Contractual	(in
	of Options	Price	Term	millions)
Options outstanding, March 31, 2006	3,457,691	$34.13
Options granted	3,000	48.09
Options cancelled	(14,750)	36.42
Options exercised	(159,939)	10.12		$6.1

Options outstanding, June 30, 2006	3,286,002	$35.30	6.26	$42.0

Options exercisable, June 30, 2006	851,502	$20.76	5.00	$23.3
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007, which closing price was $48.09, and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock. A total of 2,000 options vested during the three months ended June 30, 2006 with a total fair value of $0.1 million.
Restricted stock units
     There are 124,600 restricted stock units outstanding as of June 30, 2006, which were granted at a fair value of $55.77 per share, and vest ratably through March 2010. None of the restricted stock units were vested as of June 30, 2006.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (ESPP) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. The total number of shares of the Company’s common stock authorized under the ESPP is 842,000. Under the plan, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 85% of the fair market value on the last day of the three month purchase period. During the three months ended June 30, 2006 the Company issued 2,485 shares under the ESPP at an average price of $40.88 per share. Total cash received for ESPP issuances for the three months ended June 30, 2006 was approximately $0.1 million. At June 30, 2006, a total of 796,648 shares were available for issuance under the ESPP.
Note 4. Earnings per share
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

	Three Months Ended
	June 30,
	2006	2005
Basic weighted average common shares outstanding	18,939	19,223
Dilutive common shares outstanding	816	770

Diluted weighted average common shares outstanding	19,755	19,993

Note 5. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $5.9 million and $7.8 million for the three months ended June 30, 2006 and 2005, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of the net change in unrealized (losses) gains on available-for-sale marketable securities. Unrealized (losses) gains, net of tax, on available-for-sale marketable securities amounted to ($600,000) and $1.1 million for the three months ended June 30, 2006 and 2005, respectively.
Note 6. Supplemental cash flow disclosures
     The Company utilized tax benefits from the exercise of stock options that principally offset the current tax provision that was recorded in the accompanying condensed consolidated statements of income. During the three months ended June 30, 2005, the Company recognized approximately $145,000 in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. In addition, during the three months ended June 30, 2006, the Company paid $150,000 for income taxes related to prior year income tax liabilities incurred outside of Washington, D.C.
Note 7. Stockholders’ equity
     The Company’s Board of Directors has authorized a cumulative share repurchase of up to $150 million of the Company’s common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations.
     As of June 30, 2006 and March 31, 2006, the Company had repurchased 2,485,442 and 2,323,442 shares of the Company’s common stock, respectively, at a total cost of $97.7 million and $89.2 million, respectively. Of these repurchased shares, 1,000,000 have been retired.
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
•	our dependence on the health care industry,

•	our membership-based business model,

•	our dependence on key personnel and our ability to attract and retain qualified personnel,

•	our management of growth,

•	our inability to know in advance if new products will be successful,

•	competition, including the expiration, on January 1, 2007, of our noncompetition agreement with The Corporate Executive Board Company

•	cost containment pressures on health care providers,

•	economic and other conditions in the markets in which we operate,

•	our potential exposure to loss of revenue resulting from our unconditional service guarantee,

•	our ability to provide continuous and uninterrupted performance of our hardware, network, and applications, including those we have acquired or which may be provided by third parties,

•	government regulations,

•	variability of quarterly operating results,

•	possible volatility in our stock price,

•	the impact on our financial results associated with some of our newer programs that are more dependent upon technology,

•	various factors that could affect our effective tax rates or our ability to use our existing deferred tax assets,

•	whether the District of Columbia withdraws our status as a Qualified High-Technology Company,

•	the effect of the amount, type and timing of future share-based compensation arrangements, and

•	changes in estimates or assumptions under SFAS No. 123(R).
     These and other factors are discussed more fully in our 2006 annual report on Form 10-K that we filed with the Securities and Exchange Commission on June 14, 2006. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview
     We provide best practices research, decision support tools and analysis across the health care industry. Best practices research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. Our revenues are derived by providing memberships in 30 best practices programs and installation support programs.
     Our membership business model allows us to focus on a broad set of issues relevant to health care organizations, while promoting frequent use of our programs and services by our members. This facilitates growth through cross-sell opportunities to existing members and the development of new programs. Our revenues grew 14.1% in the first three months of fiscal 2007 over the first three months of fiscal 2006. Contract value is one metric we use to monitor the current annualized dollar value of our memberships. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement. We increased our contract value by 17.6% at June 30, 2006 compared to June 30, 2005.
     Members in 22 of our best practices programs are typically charged a fixed annual fee and have access to an integrated set of membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our program services may include best practices research studies, executive education seminars, customized research briefs, access to the program’s proprietary content databases and electronic tools to assist in decision support and hardwiring the adoption of best practices, daily on-line executive briefings, and original executive inquiry services. Memberships in each best practices research program are renewable at the end of their membership contracts.
     Our eight other best practices programs provide installation support. These program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in the three months ended June 30, 2006, with the balance of our revenues generated by installation support programs.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses and depreciation. Cost of services represents the costs associated with the production and delivery of our products and services. Because most programs generally offer a standardized set of services, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of new hires and new program introductions, the nature and timing of program deliverables, and changes in the mix of programs we provide. Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are generally recognized over the membership year or as services are provided, while costs are generally expensed as incurred. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions.
Critical Accounting Policies
     We have identified certain policies as critical to our business operations and the understanding of our results of operations. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. In addition to the critical accounting policies discussed in our Form 10-K, we have adopted the fair value recognition provisions of FAS 123(R) to account for our share-based compensation as discussed in “Note 3. Share-based compensation” and have accordingly added share-based compensation to our critical accounting policies.

Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when an agreement is signed by the member. Certain fees are billed on an installment basis. Members whose membership agreements are subject to a service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of June 30, 2006 and March 31, 2006, approximately $0.9 million and $1.5 million, respectively, of deferred revenues were to be recognized beyond the following 12 months. One of the Company’s best practice research programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. The Company recognizes revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company separates the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
Share- based compensation
     We account for share-based compensation in accordance with FAS 123(R) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized as expense in the consolidated statement of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by us beginning April 1, 2006 includes: (a) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 . Results for prior periods have not been restated.
     Under the provisions of FAS 123(R), we calculate the grant date fair value of share-based awards using the Black-Scholes valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), we recognized forfeitures only as they occurred. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
     As mandated by FAS 123(R), beginning in the first quarter of fiscal 2007, we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the condensed consolidated statement of cash flows. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Results for prior periods have not been restated.
Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia (the Office of Tax and Revenue) adopted regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (QHTC) doing business in the District of Columbia. In February 2006, we received notification from the Office of Tax and Revenue that our certification as a QHTC had been accepted effective as of January 1, 2004. As a QHTC, our Washington, D.C. statutory income tax rate will be 0.0% through 2008 and 6.0% thereafter, versus 9.975% prior to this qualification. Under the Act, we are also eligible for certain Washington, D.C. income tax credits and other benefits.

Results of operations
     The following table shows statement of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended
	June 30,
	2006	2005
Revenues	100.0%	100.0%
Costs and expenses:
Cost of services	47.3	42.6
Member relations and marketing	21.4	20.8
General and administrative	12.1	9.9
Depreciation	0.8	1.1

Income from operations	18.4	25.6
Interest income	3.9	3.6

Income before provision for income taxes	22.3	29.2
Provision for income taxes	7.6	11.8

Net income	14.7%	17.4%

Three months ended June 30, 2006 and 2005
     Revenues. Total revenues increased 14.1% to $44.2 million for the three months ended June 30, 2006, from $38.7 million for the three months ended June 30, 2005. Our contract value increased 17.6% to $180.5 million at June 30, 2006 from $153.5 million at June 30, 2005. Revenue growth was attributed to the introduction and expansion of four new programs across the past twelve months, and cross-selling existing programs to existing members. To a lesser degree, sales to new member organizations and price increases also contributed to our revenue growth.
     Cost of services. Cost of services increased 26.7% to $20.9 million or 47.3% of revenues for the three months ended June 30, 2006, from $16.5 million or 42.6% of revenues for the three months ended June 30, 2005. Beginning April 1, 2006, we adopted FAS 123(R) which addresses the accounting for share-based compensation. Included within cost of services expense for the three months ended June 30, 2006 is approximately of $1.1 million of share-based compensation expense calculated in accordance with FAS 123(R). In addition, cost of services increased because of the following:
•	Additional personnel and related costs associated with the delivery of content and tools to our expanded membership base including new programs,

•	increased investment in on-line tools and applications used in certain of our best practice research programs which require more upfront resources before launch,

•	variable licensing fees associated with one of our research programs, and
     Because cost of services as a percentage of revenues may fluctuate from quarter to quarter, the cost of services as a percentage of revenues for the three months ended June 30, 2006 may not be indicative of future quarterly or annual results.
     Member relations and marketing. Member relations and marketing costs increased 17.1% to $9.4 million, or 21.4% of revenues for the three months ended June 30, 2006, from $8.1 million, or 20.8% of revenues for the three months ended June 30, 2005. Included within Member relations and marketing expense during the three months ended June 30, 2006 is approximately of $0.7 million of share-based compensation expense calculated in accordance with FAS 123(R). Other factors contributing to the increase in member relations and marketing expense include the following:
•	An increase in sales staff and related costs associated with the introduction of new memberships,

•	an increase in member relations personnel and related costs to serve the larger membership base, and
     General and administrative. General and administrative expenses increased 40.3% to $5.4 million, or 12.1% of revenues for the three months ended June 30, 2006, from $3.8 million, or 9.9% of revenues for the three months ended June 30, 2005. As noted above, beginning April 1, 2006, we adopted FAS 123(R) that addresses the accounting for share-based compensation.

Included within General and administrative expense during the three months ended June 30, 2006 is approximately of $1.4 million of share-based compensation expense calculated in accordance with FAS 123(R).
     Depreciation. This amount decreased to $370,000 for the three months ended June 30, 2006, from $433,000 for the three months ended June 30, 2005. The decrease reflects certain fixed assets which became fully depreciated in Fiscal Year 2006.
     Provision for income taxes. We recorded a provision for income taxes of $3.3 million and $4.6 million in the three months ended June 30, 2006 and 2005, respectively. Our effective tax rate decreased to 33.9% for the three months ended June 30, 2006 compared to 40.5% in the three months ended June 30, 2005 due to the Company’s notification that it had been certified as a QHTC in February 2006.
Liquidity and capital resources
     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. During the three months ended June 30, 2006, we used $0.9 million in cash from operating activities, compared to cash flows generated from operation activities of $3.9 million for the three months ended June 30, 2005. As discussed above, approximately $2.4 million of tax benefits associated with the exercise of employee stock options, which prior to adoption of SFAS No. 123(R) were recorded as cash provided by operating activities, is now included as a cash flow from financing activities. As of June 30, 2006, we had approximately $159.6 million in cash and cash equivalents and marketable securities. We believe these funds, together with net positive cash flows from operations, will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.
     Cash flows from investing activities. We used cash in investing activities of $7.4 million during the three months ended June 30, 2006, consisting primarily of net purchases of marketable securities of $5.0 million and capital expenditures of $2.3 million. Included in capital expenditures are $1.4 million of costs capitalized for the development of software and $500,000 of costs related to the planned expansion of our headquarter facility. During the three months ended June 30, 2005, we used $3.6 million of cash, consisting primarily of net purchases of marketable securities of $3.5 million.
     Cash flows from financing activities. During the three months ended June 30, 2006 and 2005, we spent $8.5 million and $7.4 million, respectively, for the purchase of treasury stock. In addition, following adoption of FAS 123(R), we generated $2.4 million of excess tax benefits representing the amount used to reduce the Company’s tax liability incurred during the first quarter of fiscal year 2007. Prior to adoption of FAS 123 (R) these benefits were included in cash flow from operations. We also received $1.6 million and $286,000 in connection with the issuance of common stock from the exercise of stock options each of the three months ended June 30, 2006 and 2005, respectively.
     During the three months ended June 30, 2006, we had no material changes, outside the ordinary course of business, in our non-cancelable contractual financial obligations. At June 30, 2006, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At June 30, 2006, our marketable securities consist of $9.3 million in tax-exempt notes and bonds issued by the District of Columbia, $31.3 million in tax-exempt notes and bonds issued by other states, and $110.1 million in U.S. government agency securities. The average maturity on all our marketable securities as of June 30, 2006 was approximately 4.6 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act. The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on their evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors.
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year ended March 31, 2006, and the following risk factors in evaluating us and our business.
Changes in estimates or interpretations under financial accounting standards related to share-based payments could have a material adverse impact on our reported results of operations.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (SFAS No. 123(R). SFAS No. 123(R) is a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards and was effective as of April 1, 2006. The application of SFAS No. 123(R) requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates, estimated dividend rates, if any, and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how SFAS No. 123(R) will be interpreted and applied as companies and their advisors gain more experience with the standard.
     There is a risk that, as we and others gain experience with SFAS No. 123(R) or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to record an adjustment to or correct the charges taken in prior periods. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Any such adjustments or corrections of charges could negatively affect our results of operations, stock price and our stock price volatility and/or could adversely impact our ability to obtain results on a GAAP basis that are consistent with previously provided financial guidance concerning our expected results of operations.
The future adoption of a new accounting standard may affect our accounting for income taxes
     In July 2006, the Financial Accounting Standards Board introduced FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe adoption of FIN 48 will have a material impact on our financial statements.

Item 2. Changes in Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     Our Board of Directors has authorized the repurchase of up to $150 million of our common stock in the open market and in privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed.

				Approximate
			Total	Dollar Value
			Number of	of Shares
		Average	Shares	That May
	Total	Price	Purchased	Yet Be
	Number of	Paid	as Part of a Publicly	Purchased
	Shares	Per	Announced	Under The
	Purchased	Share	Plan	Plan
April 1, 2006 to April 30, 2006	11,800	$54.67	2,335,242	$60,161,507
May 1, 2006 to May 31, 2006	150,200	$52.30	2,485,442	$52,306,204
June 1, 2006 to June 30, 2006	—	$—	2,485,442	$52,306,204

Total	162,000	$52.47

Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable
Item 6. Exhibits.
     (a) Exhibits:
The exhibits required by this Item are listed in the Exhibit Index immediately following the signature page to this report of Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on August 8, 2006.
THE ADVISORY BOARD COMPANY

By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer (principal financial officer)

By:	/s/ Thomas J. Aprahamian

Thomas J. Aprahamian
Chief Accounting Officer, Secretary and Treasurer
(principal accounting officer)

Exhibit Index

*3.1	Certificate of Incorporation
*3.2	Bylaws
*4.1	Form of Common Stock Certificate
31.1	Certification of Frank J. Williams Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael T. Kirshbaum Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Frank J. Williams and Michael T. Kirshbaum Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the registrant’s statement on Form S-1, declared effective by the Securities and Exchange Commission on November 9, 2001.