Form 10-Q
period 2006-09-30
ADVISORY BOARD CO
filed 2006-11-09
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2006, we had outstanding 18,708,729 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Sept 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,266	$21,678
Marketable securities	13,835	8,484
Membership fees receivable, net	45,445	36,822
Prepaid expenses and other current assets	3,126	2,876
Deferred income taxes, net	21,832	19,495

Total current assets	91,504	89,355

Property and equipment, net	13,898	9,675
Intangible assets, net	921	780
Goodwill	5,426	5,426
Deferred incentive compensation and other charges	10,759	11,652
Deferred income taxes, net of current portion	9,724	15,633
Marketable securities	139,163	138,338

Total assets	$271,395	$270,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$94,653	$99,269
Accounts payable and accrued liabilities	14,241	15,445
Accrued incentive compensation	7,088	8,344

Total current liabilities	115,982	123,058

Other long-term liabilities	1,602	636

Total liabilities	117,584	123,694

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 20,494,710 and 20,255,704 shares issued as of September 30, 2006 and March 31, 2006, respectively, and 18,764,229 and 18,932,262 shares outstanding as of September 30, 2006 and March 31, 2006, respectively	205	203
Additional paid-in capital	164,371	152,081
Retained earnings	67,239	53,567
Accumulated elements of other comprehensive losses	(1,565)	(2,618)
Treasury stock, at cost 1,730,481 and 1,323,442 shares at September 30, 2006 and March 31, 2006, respectively	(76,439)	(56,068)

Total stockholders’ equity	153,811	147,165

Total liabilities and stockholders’ equity	$271,395	$270,859

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$46,727	$40,487	$90,932	$79,234

Costs and expenses:
Cost of services (1)	21,575	17,487	42,490	33,996
Member relations and marketing (1)	9,805	8,229	19,247	16,294
General and administrative (1)	5,711	4,035	11,076	7,859
Depreciation	525	451	895	884

Income from operations	9,111	10,285	17,224	20,201
Interest income	1,741	1,412	3,459	2,807

Income before provision for income taxes	10,852	11,697	20,683	23,008
Provision for income taxes (see note 2)	3,679	4,737	7,011	9,318

Net income	$7,173	$6,960	$13,672	$13,690

Earnings per share:
Net income per share — basic	$0.38	$0.36	$0.72	$0.71
Net income per share — diluted	$0.37	$0.35	$0.70	$0.68

Weighted average number of shares outstanding:
Basic	18,821	19,093	18,880	19,158
Diluted	19,447	20,020	19,600	20,006

(1)	The following table summarizes the share-based compensation recognized and included in the unaudited condensed consolidated statements of income above (see note 3).

Cost of services	$1,038	$—	$2,090	$—
Member relations and marketing	701	—	1,384	—
General and administrative	1,399	—	2,780	—

	$3,138	$—	$6,254	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$13,6729	$13,690
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	895	884
Amortization of intangible assets	92	43
Deferred income taxes	6,396	8,827
Excess tax benefits from share-based payments	(3,459)	—
Share-based payment expense	6,254	—
Amortization of marketable securities premiums	511	429
Changes in operating assets and liabilities:
Membership fees receivable	(8,623)	(3,831)
Prepaid expenses and other current assets	(250)	(24)
Deferred incentive compensation and other charges	893	(411)
Deferred revenues	(4,616)	(5,920)
Accounts payable and accrued liabilities	(1,204)	840
Accrued incentive compensation	(1,256)	(1,579)
Other long-term liabilities	966	(242)

Net cash provided by operating activities	10,271	12,706

Cash flows from investing activities:
Purchases of property and equipment	(5,118)	(460)
Capitalized software development costs	(233)	—
Cash paid for acquisition, net of cash acquired	—	(3,596)
Redemptions of marketable securities	3,000	6,400
Purchases of marketable securities	(8,000)	(15,933)

Net cash flows used in investing activities	(10,351)	(13,589)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	2,371	344
Issuance of common stock under employee stock purchase plan	209	189
Excess tax benefits from share-based payments	3,459	—
Repayment of debt assumed in acquisition	—	(371)
Purchases of treasury stock	(20,371)	(16,197)

Net cash used in financing activities	(14,332)	(16,035)

Net decrease in cash and cash equivalents	(14,412)	(16,918)
Cash and cash equivalents, beginning of period	21,678	27,867

Cash and cash equivalents, end of period	$7,266	$10,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company (the Company) provides best practices research, decision support tools and analysis across the health care industry focusing on business strategy, operations and general management issues. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. The Company provides members with its best practices research and analysis through discrete annual programs. Each program typically charges a fixed annual fee and provides members with services which may include best practices research reports, executive education, on-line analytical tools, and other supporting research services. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the Company’s research studies, and are therefore not individually renewable.
     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes as reported on the Company’s Form 10-K for the year ended March 31, 2006, filed with the SEC on June 14, 2006. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period’s presentation.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2006, has been derived from the financial statements that have been audited by the Company’s independent registered public accountant. The consolidated results of operations for the three and six months ended September 30, 2006, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2007, or any other period within the Company’s fiscal year 2007.
Note 2. Critical accounting policies and new accounting pronouncement
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are deferred and recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when an agreement is signed by the member. Certain fees are billed on an installment basis. Members whose membership agreements are subject to a service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of September 30, 2006 and March 31, 2006, approximately $0.1 million and $1.5 million, respectively, of deferred revenues were to be recognized beyond the following 12 months. One of the Company’s best practice research programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. The Company recognizes revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company separates the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
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

New accounting pronouncement
     In July 2006, the Financial Accounting Standards Board introduced FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have, if any, on the Company's financial position and results of operations.
Note 3. Share-based compensation
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), using the modified prospective transition method, and therefore, has not restated results for prior periods. Under this transition method, share-based compensation expense for the three and six month periods ended September 30, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Share-based compensation expense for all share-based compensation awards granted on or after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The Company previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.
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
Impact of adoption of FAS 123(R)
     Following the adoption of FAS 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the three and six months ended September 30, 2006 were $3.1 million, $2.1 million, $6.3 million and $4.1 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic earnings per share for the three and six months ended September 30, 2006 were lower by $0.11 and $0.11, respectively, than if the Company had not adopted FAS 123(R). Diluted earnings per share for the three and six months ended September 30, 2006 were lower by $0.22 and $0.21, respectively, than if the Company had not adopted FAS 123(R).
     Prior to the adoption of FAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon the adoption of FAS 123(R), excess tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. During the six months ended September 30, 2006, the Company included $3.5 million of excess tax benefits in the financing section of the cash flow statement, representing the amount of excess tax benefits used to reduce the Company’s tax liability incurred during the six months ended September 30, 2006.
     As of September 30, 2006, $23.3 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 1.9 years.

Pro forma information for periods prior to the adoption of FAS 123(R)
     Prior to the adoption of FAS 123(R), the Company provided the disclosures required under FAS 123 as if the fair value method defined by FAS 123 had been applied to share-based compensation. The pro forma information for the three and six months ended September 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	September 30, 2005
Net income, as reported	$6,960	$13,690
Deduct: Total share-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,150)	(4,151)

Pro forma net income	$4,810	$9,539

Earnings per share:
Basic — as reported	$0.36	$0.71
Diluted — as reported	$0.35	$0.68
Basic — pro forma	$0.25	$0.50
Diluted — pro forma	$0.24	$0.48
Equity incentive plans
     The Company issues awards under the 2005 Stock Incentive Plan, adopted in 2005 (the 2005 Plan). All employees and Directors were eligible to receive equity awards in the six months ended September 30, 2006. The 2005 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. Grants may consist of treasury shares or newly issued shares. Options are typically granted as non-qualified stock options but the Plan permits the grants of options that qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option or other equity-based award is equal to the closing price of the Company’s common stock on the date of grant. The maximum contractual term of equity awards granted under the 2005 Plan is 7 years. As of September 30, 2006, a total of 1,142,839 shares were available for issuance under the 2005 Plan.
Valuation assumptions
     The Company calculates the fair value of each award on the date of grant using the Black-Scholes valuation model for share-based compensation awards. The Company did not make any grants of share-based awards during the three months ended September 30, 2006. The following assumptions were used to value grants of share-based awards for each respective period:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	—	3.8%	5.1%	3.9%
Dividend yield	—	—	—	—
Expected life of option (in years)	—	5.0	5.0	5.0
Expected volatility	—	30.7%	26.5%	30.1%
Shares granted pursuant to option awards during the period	—	8,000	3,000	15,000
Weighted-average fair value of share-based compensation awards granted	$—	$17.38	$16.25	$15.62
     The valuation of restricted stock units is determined using the closing price of the Company’s common stock on the date of grant.

Equity based award activity
     The following table summarizes the changes in common stock options for the equity incentive plans described above for the six months ended September 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(in millions)
Options outstanding, March 31, 2006	3,457,691	$34.13
Options granted	3,000	48.09
Options cancelled	(37,500)	39.38
Options exercised	(236,519)	10.03		$9.9

Options outstanding, September 30, 2006	3,186,672	$35.87	6.09	$46.7

Options vested and expected to vest	3,104,826	$35.82	6.08	$47.5
Options exercisable, September 30, 2006	776,922	$21.90	5.00	$22.2
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007, which was $50.52, and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock. A total of 2,000 and 4,000 options vested during the three and six months ended September 30, 2006 with a total fair value of approximately $35,000 and $78,000, respectively.
Restricted stock units
     There are 124,600 restricted stock units outstanding as of September 30, 2006, which were granted at a fair market value of $55.77 per share, and vest annually through March 2010. None of the restricted stock units were vested as of September 30, 2006.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (ESPP) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 85% of the closing price of the Company’s common stock on the last day of the three month purchase period. During the three and six months ended September 30, 2006 the Company issued 2,487 and 4,972 shares, respectively, under the ESPP at an average price of $42.94 and $41.91 per share. Total cash received for ESPP issuances for the three and six months ended September 30, 2006 was approximately $0.1 million and $0.2 million, respectively, and the Company recognized compensation expense associated with the issuance of shares under the ESPP of approximately $19,000 and $37,000, respectively. At September 30, 2006, a total of 794,161 shares were available for issuance under the ESPP.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	18,821	19,093	18,880	19,158
Weighted average common share equivalents outstanding	626	927	720	848

Diluted weighted average common shares outstanding	19,447	20,020	19,600	20,006

Note 5. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $8.8 million, $14.7 million, $6.0 million and $13.8 million during the three and six months ended September 30, 2006 and 2005, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of the unrealized gains (losses) on available-for-sale marketable securities. Unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to $1.7 million, $1.1 million, ($1.0 million) and $0.1 million during the three and six months ended September 30, 2006 and 2005, respectively.
Note 6. Supplemental cash flow disclosures
     The Company utilized tax benefits from the exercise of stock options that principally offset the current tax provision that was recorded in the accompanying condensed consolidated statements of income. During the six months ended September 30, 2006 and 2005, the Company recognized approximately $1.1 million and $188,000, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. In addition, during the six months ended September 30, 2006, the Company paid $325,000 in estimated federal income tax payments and for income taxes related to prior year income tax liabilities incurred outside of Washington, D.C.
Note 7. Credit facility
     On November 7, 2006, the Company entered into a $20 million revolving credit facility (the “Credit Facility”) with a commercial bank that can be used for working capital, share repurchases or other general corporate purposes. Borrowings on the Credit Facility, if any, will be collateralized by certain of the Company’s marketable securities and will bear interest at an amount based on the published LIBOR rate. The Company is also required to maintain an interest coverage ratio for each of its fiscal years of not less than three to one. The Credit Facility renews automatically each year until 2011, and can be increased at the request of the Company by up to an additional $10 million per year up to $50 million in the aggregate. There were no borrowings under the Credit Facility as of November 8, 2006.
Note 8. Stockholders’ equity
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
     As of September 30, 2006 and March 31, 2006, the Company had repurchased 2,730,481 and 2,323,442 shares of the Company’s common stock, respectively, at a total cost of $109.6 million and $89.2 million, respectively. Of these repurchased shares, 1,000,000 have been retired.

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
•	our dependence on the health care industry,

•	our membership-based business model,

•	our dependence on key personnel and our ability to attract and retain qualified personnel,

•	our management of growth,

•	our inability to know in advance if new products will be successful,

•	competition, including the expiration, on January 1, 2007, of our noncompetition agreement with The Corporate Executive Board Company,

•	cost containment pressures on health care providers,

•	economic and other conditions in the markets in which we operate,

•	our potential exposure to loss of revenue resulting from our unconditional service guarantee,

•	our ability to provide continuous and uninterrupted performance of our hardware, network, and applications, including those we have acquired or which may be provided by third parties,

•	government regulations,

•	variability of quarterly operating results,

•	possible volatility in our stock price,

•	the impact on our financial results associated with some of our newer programs that are more dependent upon technology,

•	various factors that could affect our effective tax rates or our ability to use our existing deferred tax assets,

•	whether the District of Columbia withdraws our status as a Qualified High-Technology Company,

•	our future adoption of a new standard on accounting for income taxes,

•	the effect of the amount, type and timing of future share-based compensation arrangements, and

•	changes in estimates or assumptions under SFAS No. 123(R).
     These and other factors are discussed more fully in our 2006 annual report on Form 10-K that we filed with the Securities and Exchange Commission on June 14, 2006. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
     We provide best practices research, decision support tools and analysis across the health care industry. Best practices research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. Our revenues are derived by providing memberships in 31 best practices programs and installation support programs.
     Our membership business model allows us to focus on a broad set of issues relevant to health care organizations, while promoting frequent use of our programs and services by our members. This facilitates growth through cross-sell opportunities to existing members and the development of new programs. Our revenues grew 14.8% in the first six months of fiscal 2007 over the first six months of fiscal 2006. Contract value is one metric we use to monitor the current annualized dollar value of our memberships. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to initial term or remaining duration of any such agreement. We increased our contract value by 16.6% at September 30, 2006 compared to September 30, 2005.
     Members in 23 of our best practices programs are typically charged a fixed fee and have access to an integrated set of membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our program services may include best practices research studies, executive education seminars, customized research briefs, access to the program’s proprietary content databases and electronic tools to assist in decision support and hardwiring the adoption of best practices, daily on-line executive briefings, and original executive inquiry services. Memberships in each best practices research program are renewable at the end of their membership contracts.

     Our eight other best practices programs provide installation support. These program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. Renewable programs generated more than 80% of our revenues in the three and six months ended September 30, 2006, with the balance of our revenues generated by installation support programs.
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
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when an agreement is signed by the member. Certain fees are billed on an installment basis. Members whose membership agreements are subject to a service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of September 30, 2006 and March 31, 2006, approximately $0.1 million and $1.5 million, respectively, of deferred revenues were to be recognized beyond the following 12 months. One of our best practice research programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. We recognize revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
Share-based compensation
     We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized as expense in the consolidated statement of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by us beginning April 1, 2006 includes: (a) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Results for prior periods have not been restated.

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
Results of operations
     The following table shows our statements of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	46.2	43.2	46.7	42.9
Member relations and marketing	21.0	20.3	21.2	20.6
General and administrative	12.2	10.0	12.2	9.9
Depreciation and loss on disposal of fixed assets	1.1	1.1	1.0	1.1

Income from operations	19.5	25.4	18.9	25.5
Interest income	3.7	3.5	3.8	3.5

Income before provision for income taxes	23.2	28.9	22.7	29.0
Provision for income taxes	7.8	11.7	7.7	11.7

Net income	15.4%	17.2%	15.0%	17.3%

Three and six months ended September 30, 2006 and 2005
     Revenues. Total revenues increased 15.4% to $46.7 million for the three months ended September 30, 2006, from $40.5 million for the three months ended September 30, 2005. Total revenues increased 14.8% to $90.9 million for the six months ended September 30, 2006, from $79.2 million for the six months ended September 30, 2005. Our contract value increased 16.6% to $186.3 million at September 30, 2006 from $159.8 million at September 30, 2005. Revenue growth was attributed to the introduction and expansion of four new programs during the past twelve months, and cross-selling programs to existing members. To a lesser degree, sales to new member organizations and price increases also contributed to our revenue growth.
     Cost of services. Cost of services increased 23.4% to $21.6 million for the three months ended September 30, 2006, from $17.5 million for the three months ended September 30, 2005. Cost of services increased 25.0% to $42.5 million for the six months ended September 30, 2006, from $34.0 million for the six months ended September 30, 2005. Beginning April 1, 2006, we adopted FAS 123(R) which addresses the accounting for share-based compensation. Included within cost of services expense for the three and six months ended September 30, 2006 is approximately $1.0 million and $2.1 million, respectively, of share-based compensation expense calculated in accordance with FAS 123(R). In addition, cost of services increased because of the following:

•	additional personnel and related costs associated with the delivery of content and tools to our expanded membership base including new programs,

•	increased investment in on-line tools and applications used in certain of our best practice research programs which require more upfront resources upon launch, and

•	variable licensing fees associated with one of our research programs.
     Because cost of services as a percentage of revenue may fluctuate from quarter to quarter, the cost of services as a percentage of revenues for the three and six months ended September 30, 2006 may not be indicative of future quarterly or annual results.
     Member relations and marketing. Member relations and marketing costs increased 19.2% to $9.8 million, or 21.0% of revenues for the three months ended September 30, 2006, from $8.2 million, or 20.3% of revenues for the three months ended September 30, 2005. Member relations and marketing costs increased 18.1% to $19.2 million, or 21.2% of revenues for the six months ended September 30, 2006, from $16.3 million, or 20.6% of revenues for the six months ended September 30, 2005. Included within Member relations and marketing expense during the three and six months ended September 30, 2006 is approximately of $0.7 million and $1.4 million, respectively, of share-based compensation expense calculated in accordance with FAS 123(R). Other factors contributing to the increase in member relations and marketing expense include the following:
•	an increase in sales staff and related costs associated with the introduction of new memberships, and

•	an increase in member relations personnel and related costs to serve the larger membership base.
     General and administrative. General and administrative expenses increased 41.5% to $5.7 million, or 12.2% of revenues for the three months ended September 30, 2006, from $4.0 million, or 10.0% of revenues for the three months ended September 30, 2005. General and administrative expenses increased 40.9% to $11.1 million, or 12.2% of revenues for the six months ended September 30, 2006, from $7.9 million, or 9.9% of revenues for the six months ended September 30, 2005. Included within General and administrative expense during the three and six months ended September 30, 2006 is approximately of $1.4 million and $2.8 million, respectively, of share-based compensation expense calculated in accordance with FAS 123(R).
     Depreciation. This amount increased to $525,000 for the three months ended September 30, 2006, from $451,000 for the three months ended September 30, 2005, and increased to $895,000 for the six months ended September 30, 2006, from $884,000 for the six months ended September 30, 2005. The increase in depreciation is related to two factors. First, the capital expenditures made in connection with the buildout of our headquarters facility during the six months ended September 30, 2006, and, secondly, capitalized software costs related to some our newer membership programs that include web-based tools.
     Provision for income taxes. Our provision for income taxes was $3.7 million, $7.0 million, $4.7 million and $9.3 million in the three and six months ended September 30, 2006 and 2005, respectively. Our effective tax rate decreased to 33.9% for the three and six months ended September 30, 2006 compared to 40.5% in the three and six months ended September 30, 2005 due to the Company’s notification that it had been certified as a QHTC in February 2006.
Liquidity and capital resources
     Cash flows from operating activities. Program memberships are generally payable by members at the beginning of the contract term. The combination of net income and advance payment of program memberships typically results in operating activities generating net positive cash flows on an annual basis. During the six months ended September 30, 2006, we generated $10.3 million in cash from operating activities, compared to $12.7 million for the six months ended September 30, 2005. Approximately $3.5 million of tax benefits associated with the exercise of employee stock options, which prior to adoption of FAS 123(R) were recorded as cash provided by operating activities, is now included as a cash flow from financing activities. As of September 30, 2006, we had approximately $160.3 million in cash and cash equivalents and marketable securities. We believe these funds, together with net positive cash flows from operations, will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.
     Cash flows from investing activities. We used cash in investing activities of $10.4 million during the six months ended September 30, 2006, consisting primarily of net purchases of marketable securities of $5.0 million and capital expenditures of $5.4 million. Included in capital expenditures are $2.1 million of costs capitalized for the development of software and $2.3 million of costs related to the expansion of our headquarters facility. During the six months ended September 30, 2005, we used $13.6 million of cash, consisting primarily of net purchases of marketable securities of $9.5 million and $3.6 million for the acquisition of OptiLink.
     Cash flows from financing activities. During the six months ended September 30, 2006 and 2005, we spent $20.4 million and $16.2 million, respectively, for the purchase of treasury stock. In addition, following adoption of FAS 123(R), we generated $3.5 million of excess tax benefits representing the amount used to reduce the Company’s tax liability incurred during the first six months of fiscal year 2007. Prior to adoption of FAS 123 (R) these benefits were included in cash flow from operations. We also received $2.4 million and $344,000 in connection with the issuance of common stock from the exercise of stock options during each of the six months ended September 30, 2006 and 2005, respectively.

     In November 2006, we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each of our fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can and can be increased at the request of the Company by up to an additional $10 million per year up to $50 million in the aggregate. Borrowings under the credit facility, if any, are collateralized by certain of our marketable securities. There were no borrowings under the credit facility as of November 8, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At September 30, 2006, our marketable securities consist of $9.4 million in tax-exempt notes and bonds issued by the District of Columbia, $32.0 million in tax-exempt notes and bonds issued by other states, and $111.6 million in U.S. government agency securities. The average maturity on all our marketable securities as of September 30, 2006 was approximately 4.2 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. We have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.
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
The future adoption of a new accounting standard may affect our accounting for income taxes
     In July 2006, the Financial Accounting Standards Board introduced FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have, if any, on the Company's financial position and results of operations.
Item 2. Changes in Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     Our Board of Directors has authorized the repurchase of up to $150 million of our common stock in the open market and in privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed.

			Total Number	Approximate
			Of Shares	Dollar Value of
			Purchased as	Shares That
		Average	Part of a	May Yet Be
	Total Number	Price	Publicly	Purchased
	Of Shares	Paid	Announced	Under
	Purchased	Per Share	Plan	The Plan
July 1, 2006 to July 31, 2006	84,811	$47.42	2,570,253	$48,284,323
August 1, 2006 to August 31, 2006	160,228	$48.99	2,730,481	$40,435,277
September 1, 2006 to September 30, 2006	—	$—	2,730,481	$40,435,277

Total	245,039	$48.45

Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     On November 7, 2006, we entered into a $20 million revolving credit facility with SunTrust Bank that can be used for working capital, share repurchases or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities pursuant to a Security Agreement with SunTrust Bank, dated November 7, 2006, and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each of our fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can and can be increased at the request of the Company by up to an additional $10 million per year up to $50 million in the aggregate. There were no borrowings under the credit facility as of November 8, 2006.
Item 6. Exhibits.
     (a) Exhibits:
Exhibit 10.34 – Commercial Note, Agreement to Commercial Note and Addendum A to Note, dated November 7, 2006, by and between SunTrust Bank and The Advisory Board Company
Exhibit 10.35 – Security Agreement, dated November 7, 2006, by and between SunTrust Bank, Merrill Lynch and The Advisory Board Company

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on November 8, 2006.
THE ADVISORY BOARD COMPANY

By:	/s/ Michael T. Kirshbaum

Michael T. Kirshbaum Chief Financial Officer (principal financial officer)

By:	/s/ Thomas J. Aprahamian

Thomas J. Aprahamian Chief Accounting Officer, Secretary and Treasurer (principal accounting officer)