Form 10-K
period 2007-03-31
ADVISORY BOARD CO
filed 2007-05-30
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended March 31, 2007
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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share
Securities registered pursuant to Section 12(g) of the Act: Not applicable
(Title of class)
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing price of the registrant’s common stock as of September 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant is $701,089,885*.
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 21, 2007, The Advisory Board Company had outstanding 18,063,170 shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: The information called for by Part III of this Form 10-K is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the 2007 Annual Meeting of Shareholders, or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2007.
* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates. Information regarding 5% or greater holders is based on the 13G filings of such holders as set forth under “Security Ownership of Certain Beneficial Owners and Management.”

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

PART I
Item 1. Business.
Overview
     We currently provide best practices research, analysis, executive education and decision support tools to hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device companies primarily in the United States, focusing on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. For a fixed fee, members of each program have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and decision support tools. Our member renewal rate for each of the last five fiscal years equaled or exceeded 87%, which we believe is a reflection of our members’ recognition of the value they derive from participating in our programs. We currently offer 32 programs and serve more than 2,600 members.
     Each of our programs provides members with assistance in addressing one of three primary issue sets: strategic issues, operational issues or management issues. Prior to fiscal 2001, our programs largely focused on such strategic concerns as business development and growth strategy. Since then, we have expanded the scope of our best practices work to attend to our members’ critical operational issues, including increasing hospital throughput and lowering operating costs. In addition, we have also added programs to address such key management issues as nurse manager development and physician leadership.
     Our membership-based model, in which members actively participate in our research and analysis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data and strategic plans and enables us to provide detailed best practices analyses on current industry issues. Each of our 32 programs targets the issues of a specific executive constituency or business function. We sell substantially all of our program memberships as one-year or multi-year agreements.
     Each of our programs offers a standardized set of services, allowing us to spread our largely fixed program cost structure across our membership base of participating companies. This economic model enables us to increase our revenues and operating profit as we expand the membership base of our programs over time and, we believe, permits members to learn about industry best practices and access solutions at a fraction of the cost of customized analyses or services provided by major business services firms.
     Our membership includes some of the most prestigious health care institutions in the United States. As of March 31, 2007, all of the top 14 hospitals as ranked by U.S. News and World Report were members, including The Cleveland Clinic, Duke University Medical Center, The Johns Hopkins Hospital, Massachusetts General Hospital and Stanford Hospital and Clinics. Our membership also includes leading pharmaceutical and biotech companies, health care insurers and medical device companies, such as Johnson & Johnson, Medtronic and Merck. Within these organizations, we serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach more than 5,000 chief executive and chief operating officers and 60,000 senior executives, clinical leaders, department heads and product-line managers.
     Our Target Market — The Health Care Industry
     We currently serve health care organizations, a sector providing critical services to the community and one that comprises a large and growing industry. The Centers for Medicare and Medicaid Services estimates that spending in the United States for health care services will be $2.3 trillion in 2007 and projects spending will grow at an annual rate of approximately 7% through 2016.
     Health care organizations rely on business services firms to help them develop strategies, improve operations and train staff in order to remain competitive in the dynamic industry environment. We believe that the following characteristics of the health care industry make it especially suited for our business model of standardized delivery of professional information services and decision support tools rooted in best practices:
•	Common Industry-Wide Issues. Health care organizations of all sizes face many of the same complex strategic, operational and management issues, including increasing revenues, reducing costs, overcoming labor shortages, managing clinical innovation, improving productivity, reengineering business processes, increasing clinical quality, improving manager effectiveness and complying with new government regulations. Because the delivery of health care services is based on very complex, interrelated processes that involve many types of health care companies, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

•	Fragmented Industry. Our target market within the health care industry consists of over 5,000 current or potential members in the United States. This target market includes many health care providers that deliver health care services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

•	Willingness to Share Best Practices. We believe that health care organizations have a relatively high propensity to share best practices. Many hospitals and health systems are non-profit organizations or compete in a limited geographic market and do not consider organizations outside their market to be their competitors. In addition, the health care industry has a long tradition of disseminating information as part of ongoing medical research and education activities.

•	Limited Financial Resources. A cooperative membership model that provides access to best practices and decision support tools on a shared-cost basis appeals to many cost-conscious health care organizations that may otherwise be limited in their ability to make discretionary investments to commission an exclusive customized study or solution to address their critical issues.
Business Strategy
     To capitalize on the favorable characteristics of the health care industry, we will continue to develop and operate membership-based best practices programs that address the critical issues facing the health care industry in a standardized manner through research, analytics and decision support tools.
Capitalize on Membership-Based Business Model
     We believe our membership-based business model is key to our success. Our membership model enables us to target issues of relevance to a broad audience of health care organizations and to draw on their experience to identify solutions. At the same time, our economic model and fixed-fee pricing promote frequent use of our programs and services by our members which we believe increases value received and program loyalty.
Focus on Best Practices Research and Tools for the Health Care Industry
     We currently focus on providing services regarding the best practices within the health care industry. Our focus on health care has enabled us to develop a membership that includes progressive and highly regarded health care institutions where many industry issues are first identified and where many of the best practices originate. We believe that health care organizations will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, industry-wide basis and that our reputation and success to date has uniquely positioned us as a leading source for identifying, evaluating, communicating and providing these evolving solutions.
Leverage Our Intellectual Capital and Relationships by Providing Best Practices Installation Support
     We are able to efficiently leverage our best practice research and relationships to develop programs offering best practices installation support, thereby generating additional revenues for a low incremental cost to serve. Our research programs produce the best practices that we use to create new analytic and management tools and executive education modules. These tools are packaged as a membership for a separate fee and are typically delivered within 12-months. Our research programs also provide a platform to identify member organizations seeking support in adopting the best practices profiled in our research to improve their own performance.
Scale Our Economic Model
     Our economic model enables us to add new members to all of our programs for a low incremental cost per member, thereby growing our revenues and improving our operating income as we increase the membership base of our existing programs. A significant portion of every program’s cost structure for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in a program. By targeting areas that will be of interest to a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of potential members.
Continue Research, Analysis and Decision Support Excellence
     The quality of our research, analysis and decision support is a critical component of our success. Experienced program directors are responsible for assuring that our research methodology is applied to all studies and that quality is maintained across all solutions and programs. We are highly selective in our hiring, recruiting only the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis, data mapping and presentation skills.

Deliver Superior Value Proposition
     Our programs offer access to best practices and tools at a fraction of the cost any major business services firm would charge to provide a comparable customized analysis or solution. Members can use our programs to improve the effectiveness of their organizations, often resulting in increased productivity and reduced operating costs. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve through the successful application of even a subset of the best practices and tools that they receive as members of a particular program. Our member renewal rate for each of the last five fiscal years equaled or exceeded 87%.
Growth Strategy
     Our growth strategy is to leverage our extensive membership, deep knowledge base of best practices and proven business formula to increase revenues and profits.
Cross-Sell Additional Programs to Existing Members
     Over the last several years, we have added three to four new programs per year, thereby significantly increasing our cross-sell opportunity. We actively cross-sell additional programs to our 2,600 members through a variety of avenues, including sales force visits, presentations at member meetings and announcements in our research publications and website.
Develop New Programs
     We will continue developing new programs to cross-sell to existing members and to attract new member institutions. We develop new program concepts and rigorously evaluate and prioritize target opportunities using defined new program development criteria. We involve industry thought-leaders from progressive and well-known organizations as advisors early on in our new program development process and typically convert a high percentage of our advisors into paying members prior to launching the program. We plan to launch approximately three to four new programs per year for at least the next three years.
Adapt to Serve Members’ Evolving Needs
     The information that we derive from our existing relationships with members is critical to our growth strategy. As a result of these relationships, we are able not only to adjust the research agendas of our existing programs but also to offer new programs and services to meet members’ changing needs. Across the last several years, we have broadened our offerings, moving from research programs largely focused on strategic issues to a more expansive set of research and installation programs that provide information and tools to address operational and management issues, as well as strategic concerns. Recently, we have introduced new programs anchored by robust decision support tools that serve as a conduit to in-depth analysis and hardwiring of best practices into operations. We believe that because of our relationships with our members, we are provided a unique window on their needs. Our focus on serving those needs allows us to capitalize on new opportunities for our standardized model of delivering best practices research, analysis, executive education, web-based decision support tools and installation support.
Target Non-U.S. Health Care Organizations, Additional Sectors of the Health Care Industry, and other Sectors with Similar Characteristics
     We believe that our current business model and memberships provide us significant assets that we can leverage to target health care organizations across an expanded geographic terrain, additional sectors of the health care industry, and verticals outside health care with similar relevant characteristics. We have already established an international presence, serving approximately 200 non-U.S. organizations through our existing programs and have recently increased resources to further target this market.
     In addition, we plan to leverage our existing Health Care Industry Strategy program to expand our work with pharmaceutical, biotech, health insurance and medical device companies and develop programs focused directly on the issues of these additional sectors of the health care industry. In the last two years, we have begun to offer additional services to the medical device sector and we plan to continue to target other opportunities within these sectors that allow us to apply our business formula of launching programs that are largely fixed-cost in nature and offer a highly standardized solution. Finally, we believe that there are certain other sectors that have similar characteristics to the health care industry such that our knowledge and experience could provide an advantage and we intend to explore these opportunities as well.
Our Membership
     As of March 31, 2007, our membership consisted of more than 2,600 hospitals, health systems, pharmaceutical and biotech companies, health care insurers and medical device and supply companies. Within these organizations, our programs also serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over

5,000 chief executive and chief operating officers and more than 60,000 senior executives, clinical leaders, department heads and product line managers. No one member accounted for more than 2% of revenues in any of the last three fiscal years.
     We seek to involve the country’s most progressive health care companies in our membership. The participation of these members provides us with a window on the latest challenges confronting the health care industry and the most innovative best practices that we can share broadly throughout our membership. We serve all of the top 14 hospitals in the most recent U.S. News and World Report America’s Best Hospitals ranking, 94 of the largest 100 health care delivery systems and 20 of the world’s largest pharmaceutical and medical device companies. The following table sets forth information with respect to membership programs, members and renewals as of the dates shown:

	March 31,
	2003	2004	2005	2006	2007
Membership programs offered	18	21	25	29	32
Total members	2,297	2,347	2,572	2,595	2,662
Member renewal rate (1)	89%	87%	92%	90%	89%
Contract value (in thousands of dollars)(2)	$106,745	$124,929	$146,137	$170,510	$200,094

(1)	For the year then ended. The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
Programs and Services
Programs
     We currently offer 32 distinct membership programs in three key areas: strategy, operations and management. Our health care strategy programs serve CEOs, CFOs, board members, senior-most marketing and planning executives and major product line managers and focus on broad industry trends and business issues. Our health care operations programs serve executives and general managers operating key divisions and departments within health care organizations and focus on operational issues such as process improvement, cost reduction, productivity and quality improvement. Our health care management programs serve human resources executives, chief medical officers and general managers responsible for large staffs and focus on management issues such as talent development, succession planning, physician relations and leadership skills training. Within each practice area, we offer one or more platform programs focusing on enterprise-wide strategic, operational or management issues and serving senior executives within the organization, as well as more targeted programs which focus on specific strategic, operational and management issues and serve executives deeper within a member organization.
     The programs are focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, analyzing emerging trends within the health care industry, providing members with robust data collection and web-based decision support tools and supporting institutions’ efforts to develop their staffs and adopt and implement best practices to improve their own performance. Each year, our staff of research managers and analysts conducts thousands of interviews with health care industry executives on a large number of substantive areas, including:
•	revenue management and product line development

•	health system cost reduction and clinical reform

•	nursing recruitment, retention and productivity

•	hospital department operations

•	pharmaceuticals and medical device technology

•	strategic approach to problem solving and innovation

•	elevating clinical quality
     We focus senior management on important problems by providing an analysis of best practices used by some of the most successful health care organizations to solve those problems, and by providing tools to accelerate the adoption of best practices within our member institutions. In fiscal 2007, we published approximately 50 new best practices research reports, performed more than 140 member meetings and 3,400 on-site seminars to over 1,500 member organizations reaching more than 40,000 executive and managerial participants, produced more than 4,000 customized research reports, served more than 14,000 users via on-line decision support and business intelligence tools and provided content via our password-protected website and email to over 75,000 registered users.
     Each program is run by a director who is responsible for applying our standard research methodologies to produce best practices studies, modules and tools, and for maintaining the quality of all program services. Relying on member steering sessions, member topic polls and one-on-one interviews with top industry executives, each director identifies the most timely and important topics of shared member interest and sets the program’s priorities in an annual agenda. The annual agenda is used to communicate potential best practices study topics and associated program services to participating members, although the actual studies and services delivered to members across the corresponding time period may vary from what is described in the agenda based on ongoing member input and changes in the health care environment. A team composed of analysts, instructors and/or technology experts is dedicated to each program, collectively researching the program agenda, writing the best practices studies, developing curricula, building tools, delivering executive education sessions and providing all other program services.
Services
     Each program typically charges a separate annual membership fee. The program fee is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our program services may include best practices research studies, executive education, daily on-line executive briefings, original executive inquiry service, best practices installation support, proprietary content databases and web-based tools to assist in decision support and hardwiring the adoption of best practices. Health care companies can only access our services within a program if they are members of the relevant program. The types of services provided include:
     Best Practices Research Studies
     Each best practices research study or topic generally addresses a specific strategic challenge, operational issue or management concern. In fiscal 2007, we published approximately 50 best practices research studies. Each program providing this service typically publishes two to five best practices research studies or modules annually. We design each study and module to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to 250 pages of research content. Research studies usually include an up-front essay framing the major business issues and sections describing up to 20 best practices. Consistent application of our research methodology and extensive staff member training across all programs enables us to maintain research quality while increasing the number of our programs.
     Executive Education
     Relying on our proprietary best practices research, we deliver an executive education curriculum to member institutions nationwide. We offer executive education services through two channels — general membership meetings and presentations or facilitated discussions conducted on-site at member organizations. In both settings we use lively, interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In fiscal 2007, we delivered executive education services to over 1,500 member organizations, reaching more than 40,000 executive and managerial participants. These touches took place through more than 140 member meetings and over 3,400 on-site seminars at member organizations. In addition to providing service to our members, these executive education services are also an important building block of our relationships with our members, allowing for the opportunity to gather member input about our research agendas and services, and generating leads for cross-selling additional programs to existing members.
     We deploy a staff of approximately 40 full-time and part-time faculty who conduct our executive education curriculum. We update our library of executive education modules throughout the year as we translate new best practices research into executive education content.
     Proprietary Databases, On-line Services and Robust Decision Support Tools
     Across our programs, we offer a variety of databases, online services, electronic tools and web-based applications to increase the utility of our content, analyze an organization’s current performance and assist in hardwiring best practices into daily process flows at member institutions. Each research program maintains a password-protected proprietary online portal including such items as best practices, executive modules, on-line benchmarking data, audit toolkits, market forecasting instruments and management dashboards accessible only to members of the program. Through the websites, members of each program may search and access the electronic library of research studies and graphics, review executive education modules, view meeting schedules and communicate with our staff and other members. In addition, certain of our programs are anchored by robust decision support tools that are regularly updated with member-specific data, to which the program’s members have continual access via the Internet. Through the combination of our research and access to these tools, members gain visibility into areas of opportunity for operational or financial improvement, receive best practice toolkits to capture the improvement and directly use our resources to inform front-line decisions on a daily basis. Having evolved our offerings of online content and tools across the last several years from a relatively static content delivery model to an interactive model, we have also achieved deeper penetration into each of our member organizations, allowing a broader group of executives, managers and front-line leaders access to insight and tools required for both their daily and more strategic decisions.
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
Executive Watches. Our Executive Watch reports provide best practices, benchmark data and industry news for specific executive constituencies within health care companies. We currently produce seven Executive Watch reports for the following executive constituencies: chief financial officers; chief nursing officers; clinical leaders and senior hospital executives; chief medical officers; marketing and planning executives; cardiac administrators; and oncology administrators. Our Executive Watch reports are pushed out to executives via email on a monthly basis and are updated on our websites throughout the publishing cycle.
     Original Executive Inquiry
     Certain programs permit members to assign short-answer, customized research requests to our research staff through our original executive inquiry service. Depending on the need of the requesting member, completed projects may include literature searches, vendor profiles, benchmark data, in-depth analysis or original primary research.
     Original executive inquiry projects generally take five to fifteen days to complete, depending on the depth of the information request and the type of research product desired. Typical research briefs generally contain two to four case study profiles of interviewed institutions, highlighting significant trends, successful practices and comparative responses to a range of questions. After we have completed and delivered the written brief to the requesting member, we make many of these briefs accessible to other members of the same program through our proprietary database.
     We believe that the original executive inquiry service builds our proprietary database and further encourages members to view us as a reliable and effective resource for best practices research.
     Best Practices Installation Support
     Eight of our programs provide members with support in installing the best practices profiled in our research studies within their own organizations. We offer members a standardized package of management tools typically supplemented by approximately five on-site sessions to educate relevant executives and line managers in their use. The majority of management tools and on-site curriculum derive from research content, data and documents gathered in the research process used to produce our best practices research studies, enabling us to create best practices installation modules quickly and for a low incremental cost. Our installation support includes both the management tools and the associated on-site sessions and is typically packaged and delivered to each member within a 12-month period.
     In these programs we offer two types of management tools: diagnostic tools and installation tools. Diagnostic tools include self-assessment tests, data workbooks and discussion guides to help members select those best practices most likely to have a large impact within their own organizations. Installation tools include task checklists, process flow diagrams, results-reporting templates, project plans, job descriptions, budgets, management reports, forms, surveys, policies and procedures, organization charts, memos and benchmark data, designed to help members implement particular best practices. By using our installation tools, members benefit from work already completed by other members, saving them time, cost and effort by leveraging tools proven successful in installing best practices.
     The programs’ on-site education sessions are designed to help members organize, structure and manage an internal project team tasked with installing one or more best practices. Our on-site sessions help members reach internal consensus and develop action plans for installing best practices and tracking results.
Pricing
     We sell substantially all of the memberships in our programs as one-year or multi-year agreements. Each program typically charges a separate fixed annual membership fee. Annual fees vary by program based on the target executive constituency and the specific combination of services provided to participating members. Annual fees for programs that offer best practices installation support or more robust decision support tools generally are higher than annual fees for other programs. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. Membership fees may also be lower for the initial members of new programs. In a few of our programs we charge our members for certain direct billable expenses, such as travel expenses.
     We typically offer an unconditional service guarantee to our members. For memberships with this guarantee, at any time, a member may terminate their membership and request a refund of their membership fee. Refunds are provided on a pro rata basis relative to the remaining term of the membership.
Sales and Marketing
     At March 31, 2007, our sales force consisted of 95 new business development teams that are responsible for selling new memberships to assigned geographic market and program segments. Our two-person new business development teams sell programs to new clients as well as cross-sell programs to existing members of other programs. We also maintain separate member services teams that are responsible for servicing and renewing existing memberships.
     The separation of responsibility for new membership sales and membership renewals reflects the varying difficulty and cost of the respective functions. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and typically travel at least 60% of the time, conducting face-to-face meetings with senior executives at current and prospective member institutions. Member services representatives assume more of an in-house coordinating role, conducting most of their responsibilities over the telephone.
Competition
     We are not aware of any other entity that enables health care organizations to study and receive services across as broad a range of best management practices for fixed annual fees. We compete in discrete programs and for discretionary dollars against both health care-focused and multi-industry business services firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks and database companies, may also offer research, consulting, tools and education services to health care organizations.
     We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, reliability and effectiveness of web-based decision support tools and other forms of delivery, depth and quality of the membership network, ability to meet changing customer needs, service and affordability. We believe we compete favorably with respect to each of these factors.
     The Corporate Executive Board Company provides membership-based programs on a cross-industry basis that are similar to some of the types of programs that we sell to health care organizations. As part of a collaboration agreement between us and The Corporate Executive Board Company, through at least February 5, 2011, The Corporate Executive Board Company is generally prohibited from selling membership-based best practice research programs to health care providers. In addition, as part of this agreement The Corporate Executive Board Company is also prohibited from selling membership-based best practice programs to other types of health care organizations unless the programs address issues of a general business nature and are principally sold to companies and institutions not in the health care industry. The noncompetition clauses of this collaboration agreement generally prohibit us from selling membership-based best practice research programs to organizations other than non-profit organizations or organizations principally engaged in the businesses of health care or education.
Employees
     At March 31, 2007, we employed 855 persons, more than 800 of whom are based out of our headquarters in Washington, D.C. We also maintain a small office of approximately 30 employees in Portland, Oregon. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.
     We believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis, data mapping and presentation skills.

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
Our business is principally focused on the health care industry
     We derive substantially all of our revenues from clients in the health care industry and, through at least February 5, 2011, are prohibited as part of a collaboration agreement with The Corporate Executive Board Company from selling membership-based best practice research programs to organizations other than non-profit organizations or organizations principally engaged in the businesses of health care or education.
     As a result, our business, financial condition and results of operations are impacted by conditions affecting the health care industry generally and hospitals and health systems particularly. Our ability to grow will depend in part upon the economic environment of the health care industry generally as well as our ability to increase the number of programs and services that we sell to our members. Factors that adversely affect the revenues and cash flows of the health care industry, including operating results, capital requirements, regulation and litigation, can be expected to reduce the funds available for purchase of our products and services.
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
Programs we launch in the future may not be successful
     Our future success depends on our ability to develop new programs that serve specific constituencies and the changing needs of our current and prospective members for information, analysis and advice. Our business would be materially adversely affected if we were unable to develop and introduce successful new programs or other new services, or to make enhancements to existing programs, in a timely manner in response to member requirements. We cannot assure you that our efforts to introduce new programs will be successful. Delays or failures during development or implementation, or lack of market acceptance, of new programs could have a material adverse effect on our business.
We may experience difficulties sustaining a membership base in our installation support programs
     Eight of our programs offer support to help accelerate the installation of best practices profiled in our research studies. Our installation support includes both the management tools and the associated on-site sessions and is typically packaged and delivered to each member within a 12-month period. These memberships are not individually renewable. In order to maintain our annual revenues and contract value from these programs, we will have to enroll new members each year as other members complete their program terms. We cannot assure you that we will be successful in selling these programs in the future. Lack of continued market acceptance of these programs could have a material adverse effect on our business.
We may experience difficulties in anticipating market trends
     Our future success depends upon our ability to anticipate changing market trends and to adapt our research, tools and analysis to meet the changing needs of our members. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure would have a material adverse effect on our business. In particular, the health care industry undergoes frequent and often dramatic changes, including the introduction of new and the obsolescence of old technology, changing payment systems and regulatory environments, shifting strategies and market positions of major industry participants and changing objectives and expectations of health care consumers. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with current and timely research, analysis, web-based tools, and installation support around issues and topics of importance. Meeting these challenges requires the commitment of substantial resources. We cannot assure you that we will be able to meet these challenges.

Consolidation in the health care industry could adversely affect our business
     Many health care providers, insurers, medical device companies and pharmaceutical companies have consolidated to create larger organizations. New ownership of some of the consolidated organizations or increased centralization of established but previously loosely-affiliated health care systems could result in greater scrutiny of discretionary spending on business services, including our programs. In addition, further consolidation could reduce the number of current and potential clients for our services. A reduction in the size of our key target market could have a material adverse effect on our business.
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
We must attract and retain a significant number of highly skilled employees
     Our future success depends upon our ability to hire, train, motivate and retain a significant number of highly skilled employees, particularly research analysts, technical experts and sales and marketing staff. Our inability to do so would have a material adverse effect on our business. We have experienced, and expect to continue to experience, intense competition for professional personnel from management consulting firms and other producers of research, technology and analysis services. Many of these firms have substantially greater financial resources than we do to attract and compensate qualified personnel. We cannot assure you that we will be successful in attracting a sufficient number of highly skilled employees in the future, or that we will be successful in training, motivating and retaining the employees we are able to hire.
Potential liability claims may adversely affect our business
     Our services, which involve recommendations and advice to health care organizations regarding complex business and operational processes, regulatory and compliance issues and labor practices, may give rise to liability claims by our members or by third parties who bring claims against our members and us. Health care organizations often are the subject of regulatory scrutiny and litigation, and we cannot assure you that we would not also be the subject of such litigation based on our advice and services. A successful liability claim brought against us may adversely affect our reputation in the health care industry and could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would have adequate insurance coverage for claims against us.
We may experience fluctuations in operating results
     Our operating results may fluctuate significantly due to various factors, including the growth in and timing of new programs; our revenue mix; the timing of the development, introduction, general availability and marketing of new products, technologies and services; the timing of executive education seminars; the timing of the hiring of research analysts, technical experts and sales and marketing staff; changes in the spending patterns of our members; changes in our accounts receivable collection experience; changes in market demand for research, tools and analysis; competitive conditions in the industry; and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cost containment pressures on health care providers may reduce the market for our services
     Health care providers have come under increasing pressure to contain operating costs in response to such factors as changes in reimbursement rates and increases in labor costs driven by workforce shortages. Health care financing entities, such as Medicare, Medicaid and private health plans, periodically adjust reimbursement rates to health care providers in response to changes in government legislation or market pressure to slow the growth of health care costs. As a result, health care providers may decrease the amounts they spend on professional services companies or pressure the companies to lower the cost of the services and products they provide, which could adversely impact our revenues and/or operating margin and could have a material adverse effect on our business.
Future competition may adversely affect our business
     We compete in discrete programs and for discretionary dollars against both health care-focused and multi-industry business services firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks and database companies, may also offer research, consulting, tools and education services to health care organizations. A failure to adequately track, understand or address competitive pressures could have a material adverse effect on our business.

     In addition, as part of a collaboration agreement between us and The Corporate Executive Board Company, through at least February 5, 2011, The Corporate Executive Board Company is generally prohibited from selling certain membership-based best practice research products and services to health care providers. Upon expiration of the collaboration agreement’s noncompetition obligations, The Corporate Executive Board Company may sell membership-based best practices research programs in direct competition with some of our discrete programs. Direct competition with The Corporate Executive Board Company in these programs may have a material adverse effect on our revenues.
Regulatory change in our market may adversely affect our business
     Changing political, economic and regulatory influences on health care providers could have a material adverse effect on our business, financial condition and results of operations. These influences affect the operations and purchasing practices of health care organizations. Federal and state legislatures periodically have considered programs to reform or amend the United States health care system at both the federal and state level. These efforts could adversely affect our members by resulting in lower reimbursement rates for health care providers, which could change the environment in which providers operate and reduce the willingness or ability of our members to renew or pay for our products and services.
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
We may be exposed to litigation related to content or tools
     As a publisher and distributor of original research and analysis, developer of decision support tools and user of licensed third-party content and web-based tools, we face potential liability for defamation, negligence or intellectual property infringement. Any such litigation, whether or not resulting in a judgment against us, could have a material adverse effect on our business, financial condition and results of operations. Third-party content includes information created or provided by information services organizations and consultants whom we retain and may be delivered in writing, over the Internet or orally to our members.
We may face damage to our professional reputation and business prospects if our clients are not satisfied with our services
     As a provider of best practices research, analysis, and decision support tools, our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care companies that supply many of the best practices we feature in our research. If members were to become dissatisfied with the quality of our best practices research, online tools and services we provide, our professional reputation could be damaged. If we fail to meet our contractual obligations, we could be subject to loss of client relationships that could adversely affect our business and prospects.
We may be exposed to loss of revenue resulting from our unconditional service guarantee
     We offer an unconditional service guarantee in a majority of our membership programs. At any time, a member who has a guarantee may request a refund of their membership fee. Refunds are provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could lower revenues and have a material adverse effect on our financial condition and results of operations.
Sustained or repeated hardware, network or application failures or delays in or problems with our development or implementation of decision-support tools could impair our operations and impact our members’ perception of value, or prevent us from meeting our contractual obligations
     The timely development and implementation of and continuous and uninterrupted performance of our hardware, network and applications, including those which may be provided by third parties, are important to our delivery of services to our customers. Our ability to protect these processes and systems against unexpected adverse events is a key factor in continuing to offer our members our full complement of services on time in an uninterrupted manner. System failures or performance failures by our relevant third party suppliers that interrupt our ability to develop applications or implement and provide our services could be outside our control and could negatively affect our members’ perception of the value of our services.
     Delays or interruptions in the delivery of our services could result from unknown hardware defects, insufficient technical or staff capacity or the failure of our third party suppliers (such as website hosting and telecommunications providers) to meet their contractual obligations to us to provide continuous and uninterrupted service. Such delays or interruptions could also result from member data extraction issues beyond our control. Further, members also depend on Internet service providers to allow them to access to our services. Any hardware failure, disruption in web hosting, telecommunications or Internet access, or any failure to handle higher volumes of user traffic, could harm our business.
Changes in estimates or interpretations under financial accounting standards related to share-based payments could have a material adverse impact on our reported results of operations.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards and was effective for the company as of April 1, 2006. The application of FAS 123(R) requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is limited experience or guidance with respect to developing these assumptions and models. There is also some uncertainty as to how FAS 123(R) will be interpreted and applied as companies and their advisors gain more experience with the standard.
     There is a risk that, as we and others gain experience with FAS 123(R) or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used require modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to record an adjustment to, or correct the charges taken in, prior periods. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Any such adjustments or corrections of charges could negatively affect our results of operations, stock price and our stock price volatility and/or could adversely impact our ability to obtain results on a GAAP basis that are consistent with previously provided financial guidance concerning our expected results of operations.
There may be risks related to our status as a Qualified High Technology Company
     In February 2006, we received notification from the Office of Tax and Revenue of the District of Columbia that we had been certified, effective January 1, 2004, as a Qualified High Technology Company under the New E-Conomy Transformation Act of 2000 (“the Act”), as amended. This certification had the effect of reducing our Washington, D.C. statutory income tax rate to 0.0% through calendar year 2008, and 6.0% thereafter, compared to 9.975% per year without the qualification. As a result, during the year ended March 31, 2006 we recorded a one-time noncash charge of $6.7 million, net of certain tax credits as provided in the Act. We cannot assure you that our business activities and operations will continue to qualify as QHTC activities under the Act in the future.
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties.
     Our headquarters are located in approximately 133,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes and insurance. We are also obligated to take additional expansion space in the building pursuant to the lease. We also lease a small office of approximately 12,500 square feet in Portland, Oregon. This lease expires in June 2008. We believe that our facilities are adequate for our current needs and that additional facilities are available for lease to meet any future needs.
Item 3. Legal Proceedings.
     From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted for a vote of our stockholders during the fourth quarter of fiscal 2007.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, Issuer Purchases of Equity Securities.
     Our common stock has been quoted on the Nasdaq National Market under the symbol “ABCO” since our initial public offering on November 12, 2001. As of May 30, 2007, there were eight stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended March 31, 2006:
First quarter	$49.34	$40.50
Second quarter	53.36	47.46
Third quarter	51.34	45.84
Fourth quarter	57.22	45.46
Fiscal Year Ended March 31, 2007:
First quarter	$56.45	$46.47
Second quarter	52.25	45.55
Third quarter	57.94	50.50
Fourth quarter	56.67	50.14
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
Issuer Purchases of Equity Securities
     In January 2004, our Board of Directors authorized the repurchase of up to $50 million of our common stock in the open market and privately negotiated transactions subject to market conditions. In October 2004, our Board of Directors authorized an increase to $100 million in the amount of common stock authorized for repurchase under the program, in February 2006, the Board authorized an additional increase to $150 million, and in January 2007, the Board authorized an additional increase to $200 million. No minimum number of shares has been fixed.

			Total	Cumulative
			Number	Number
			of Shares	of Shares	Approximate
			Purchased as	Purchased as	Dollar Value of
		Average	Part of a	Part of a	Shares That May
	Number	Price	Publicly	Publicly	Yet Be Purchased
	Of Shares	Paid	Announced	Announced	Under
	Purchased	Per Share	Plan	Plan	The Plan
January 1, 2007 to January 31, 2007	222,240	$54.00	222,240	3,168,168	$66,571,812
February 1, 2007 to February 28, 2007	228,544	$53.58	228,544	3,396,712	$54,326,370
March 1, 2007 to March 31, 2007	201,500	$51.52	201,500	3,598,212	$43,944,399

Total	652,284	$53.09	652,284

Item 6. Selected Financial Data
     The following table sets forth selected financial and operating data. The selected financial data presented below as of March 31, 2003, 2004, 2005, 2006 and 2007 and for the five fiscal years in the period ended March 31, 2007, have been derived from our financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Fiscal Year Ended March 31,
	2003	2004	2005	2006	2007
	(In thousands except per share amounts)
Statement of Operations Data:
Revenues	$100,714	$121,847	$141,649	$165,049	$189,843

Costs and expenses:
Cost of services (1) (2)	42,213	50,727	58,904	70,959	90,129
Member relations and marketing (1) (2)	19,975	24,855	28,563	33,667	40,204
General and administrative (1) (2)	12,906	16,302	16,452	16,135	22,815
Depreciation	1,827	1,415	1,820	1,550	2,070

Total costs and expenses	76,921	93,299	105,739	122,311	155,218

Income from operations	23,793	28,548	35,910	42,738	34,625
Interest income	1,038	2,911	3,971	5,770	6,819

Income before income taxes	24,831	31,459	39,881	48,508	41,444
Provision for income taxes (3)	(10,392)	(12,739)	(16,534)	(22,866)	(14,049)

Net income	$14,439	$18,720	$23,347	$25,642	$27,395

Earnings per share:
Net income per share — basic	$1.10	$1.19	$1.32	$1.35	$1.46
Net income per share — diluted	$0.85	$1.00	$1.22	$1.29	$1.41
Basic weighted average number of shares outstanding	13,139	15,745	17,738	18,979	18,714
Diluted weighted average number of shares outstanding	16,996	18,680	19,161	19,902	19,448

			March 31,
	2003	2004	2005	2006	2007
			(In thousands)
Cash and cash equivalents	$33,301	$41,389	$27,867	$21,678	$13,195
Marketable securities	57,106	98,420	125,047	146,822	146,168
Working capital (deficit)	(18,110)	(10,044)	(24,421)	(33,703)	(37,943)
Total assets	117,923	203,999	244,080	270,859	286,174
Deferred revenues	63,653	72,410	81,203	99,269	116,994
Total stockholders’ equity	41,495	115,623	145,314	147,165	138,464

			March 31,
	2003	2004	2005	2006	2007
Other Operating Data (Unaudited):
Membership programs offered	18	21	25	29	32
Total members	2,297	2,347	2,572	2,595	2,662
Member renewal rate (4)	89%	87%	92%	90%	89%
Contract value (in thousands) (5)	$106,745	$124,929	$146,137	$170,510	$200,094
Contract value per member (6)	$46,472	$53,229	$56,819	$65,707	$75,167

(1)	We recognized approximately $0.8 million, $1.7 million, $1.3 million, $0.3 million and $0.4 million in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that our employees recognized upon the exercise of common stock options in fiscal 2003, fiscal 2004, fiscal 2005, fiscal 2006 and fiscal 2007, respectively. We have recorded such expenses in the same expense line items as other compensation paid to the relevant categories of employees as follows: Cost of services, $0.6 million, $0.5 million, $0.6 million, $0.1 million and $0.1 million, Member relations and marketing, $0.1 million, $0.3 million, $0.2 million, $0.1 million and $0.1 million, and General and administrative, $0.1 million, $0.9 million, $0.5 million, $0.1 million and $0.2 million in fiscal 2003, fiscal 2004, fiscal 2005, fiscal 2006 and fiscal 2007, respectively.

(2)	Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (FAS No. 123(R)), which provides the accounting rules for share-based compensation. In fiscal 2007, the Company recognized approximately $4.2 million in cost of services, approximately $2.8 million in member relations and marketing, and approximately $5.1 million in general and administrative expense for share-based compensation pursuant to the provisions of SFAS No. 123R.

(3)	The provision for income taxes in fiscal 2006 includes the effect of a one-time, non-cash income tax charge to earnings of $6.7 million to recognize the decrease in tax rates used to value our deferred tax assets associated with our certification as a Qualified High Technology Company within Washington, D.C.

(4)	The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(5)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

(6)	Total contract value divided by the number of members.
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
     Our membership business model allows us to focus on a broad set of issues relevant to health care organizations, while promoting frequent use of our programs and services by our members. This facilitates growth through cross-sell opportunities to existing members and the development of new programs. Our revenues grew 15.0% in fiscal 2007 over fiscal 2006, and grew 16.5% in fiscal 2006 over fiscal 2005. We also increased our contract value by 17.4% at March 31, 2007 over March 31, 2006, and by 16.7% at March 31, 2006 over March 31, 2005. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement. Our member renewal rate in each of the past five years has equaled or exceeded 87%.
     Memberships in 24 of our programs are renewable at the end of their membership contract term, which is typically one year. Our other eight best practices programs provide installation support. These program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. As of March 31, 2007, more than 85% of our contract value was generated from renewable programs.
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
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development and other administrative functions. Included in our operating costs for each year presented are equity-related expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options. Share-based compensation expense related to our adoption of FAS 123(R) is included in our operating costs for fiscal 2007. Depreciation expense includes the cost of depreciation of our property and equipment.

Results of Operations
     The following table shows statement of income data expressed as a percentage of revenues for the periods indicated.

	Fiscal Year Ended March 31,
	2005	2006	2007
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services (including equity-related expenses of 0.4%, 0.1% and 2.3%)	41.6	43.0	47.5
Member relations and marketing (including equity-related expenses of 0.2%, 0.1% and 1.5%)	20.1	20.4	21.2
General and administrative (including equity-related expenses of 0.3%, 0.1% and 2.8%)	11.6	9.8	12.0
Depreciation and loss on disposal of fixed assets	1.3	0.9	1.1

Total costs and expenses (including equity-related expenses of 0.9%, 0.3% and 6.6%)	74.6	74.1	81.8

Income from operations	25.4	25.9	18.2
Interest income	2.8	3.5	3.6

Income before provision for income taxes	28.2	29.4	21.8
Provision for income taxes	(11.7)	(13.9)	(7.4)

Net income	16.5%	15.5%	14.4%

Fiscal years ended March 31, 2005, 2006 and 2007
     Revenues. Total revenues increased 16.5% from $141.6 million in fiscal 2005 to $165.0 million in fiscal 2006, and increased 15.0% to $189.8 million in fiscal 2007. The increase in revenues was primarily due to the introduction and expansion of new programs and cross-selling existing programs to existing members. To a lesser degree, our revenue growth was also driven by sales to new member organizations and price increases. We offered 25 membership programs as of March 31, 2005, 29 as of March 31, 2006 and 32 as of March 31, 2007. Our contract value increased 16.7% from $146.1 million at March 31, 2005 to $170.5 million at March 31, 2006, and increased 17.4% to $200.1 million at March 31, 2007. Our average contract value per member increased from $56,819 for fiscal 2005 to $65,707 for fiscal 2006, and increased to $75,167 for fiscal 2007. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Cost of services. Cost of services increased 20.5% from $58.9 million in fiscal 2005 to $71.0 million in fiscal 2006, and increased 27.0% to $90.1 million in fiscal 2007. The total dollar increase in cost of services was primarily due to the introduction of new programs as well as to increased staffing and other costs associated with the delivery of program content and tools to our expanded membership base. In addition, beginning April 1, 2006, we adopted FAS 123(R), which addresses the accounting for share-based compensation and, as such, approximately $4.2 million of our cost of services for fiscal 2007 was from share-based compensation expense not recognized within the financial statements for periods prior to April 1, 2006.
     As a percentage of revenue, cost of services was 41.6% for fiscal 2005, 43.0% for fiscal 2006, and 47.5% for fiscal 2007. The increases in cost of services as a percentage of revenue were due to an increased investment in web-based tools and applications which require more upfront resources before launch, the strong performance of two of our programs in which we pay a variable licensing fee to a third party, and a change in cost seasonality compared to prior years that resulted from the earlier staffing of new programs in the fourth quarter of fiscal 2007. In addition, following the adoption of FAS 123(R), share-based compensation expense included in cost of services totaled 2.2% of revenue in fiscal 2007, compared to prior periods where share-based compensation expense was not recognized within the financial statements. Cost of services as a percentage of revenue may fluctuate from year to year, therefore the cost of services as a percentage of revenues in the periods presented may not be indicative of future results.
     Member relations and marketing. Member relations and marketing expense increased 17.9% from $28.6 million or 20.1% of revenues in fiscal 2005 to $33.7 million, or 20.4% of revenues, in fiscal 2006, and increased 19.4% to $40.2 million, or 21.2% of revenues, in fiscal 2007. The total dollar increase in member relations and marketing expense was primarily due to an increase in sales staff and related costs associated with the introduction of new programs, as well as an increase in member relations personnel and related costs to serve the expanding membership base. In addition, beginning April 1, 2006, we adopted FAS 123(R), which addresses the accounting for share-based compensation. As such, approximately $2.8 million, or 1.5% of revenue, of our member relations and marketing expense for fiscal 2007 was due to share-based compensation expense not recognized within the financial statements for periods prior to April 1, 2006.
     General and administrative. General and administrative expense decreased from $16.5 million, or 11.6% of revenues, in fiscal 2005 to $16.1 million, or 9.8% of revenues, in fiscal 2006. The decrease in fiscal 2006 reflects the reduction in compensation taxes paid upon the exercise of employee stock options from $0.5 million in fiscal 2005 to $0.1 million in fiscal 2006, as well as the leveraging of resources across our larger revenue base. General and administrative expenses increased to $22.8 million, or 12.0% of revenues, in fiscal 2007. Beginning April 1, 2006, we adopted FAS 123(R), which addresses the accounting for share-based compensation. As such, approximately $5.1 million, or 2.7% of revenue, of our general and administrative expense for fiscal 2007 was due to share-based compensation expense not recognized within the financial statements for periods prior to April 1, 2006. General and administrative expense also includes approximately $0.6 million in 2005 of net charges from Atlantic Media Company (formerly DGB Enterprises, Inc., an entity created in 1997 by our founder to manage his various business interests including his ownership in us) for expenses related to shared space and facilities and certain administrative functions. We believe these charges approximate the expense which would have been incurred had we provided the equivalent services internally. These arrangements ended during fiscal 2005 See note 10 to our financial statements for a detailed description of our prior arrangements with Atlantic Media Company.
     Depreciation. Depreciation expense decreased from $1.8 million or 1.3% of revenues in fiscal 2005, to $1.6 million, or 0.9% of revenues in fiscal 2006, and increased to $2.1 million or 1.1% of revenues in fiscal 2007. During fiscal 2005 we completed the build-out of our new headquarters facility and incurred a loss on the disposal of certain office equipment. In fiscal 2007, we incurred increased expenses related to the expansion of our headquarters facility under the terms of our lease agreement. Also in fiscal 2007, we incurred additional amortization expense of capitalized software costs for internal use developed for some our newer membership programs that include web-based tools.
     Interest income. Interest income increased from $4.0 million in fiscal 2005, to $5.8 million in fiscal 2006, and $6.8 million in fiscal 2007. The growth was principally from a higher rate of return on cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities.
     Provision for income taxes. Our provision for income taxes was $16.5 million, $22.9 million and $14.0 million in fiscal year 2005, 2006 and 2007, respectively. The provision for income taxes for fiscal 2006 includes a one-time noncash income tax charge to earnings associated with our newly effective status as a Qualified High Technology Company (“QHTC”) described below. Our effective tax rate in fiscal 2005, 2006 and 2007 was 41.5%, 47.1% and 33.9%, respectively.
     In February 2006, we received notification from the Office of Tax and Revenue of the District of Columbia that we had been certified, effective January 1, 2004, as a Qualified High Technology Company under the New E-Conomy Transformation Act of 2000, as amended. This certification had the effect of reducing our Washington, D.C. statutory income tax rate to 0.0% through calendar year 2008, and 6.0% thereafter, compared to 9.975% per year without the qualification. As a result, we recorded a one-time noncash charge to write down our Washington, D.C. net operating loss carry forward deferred tax asset. Excluding the one-time noncash charge our income tax rate for fiscal 2006 was 33.4%. In addition, our income tax rate for fiscal 2007 of 33.9% reflects the Washington D.C. statutory tax rate of 0.0% as well as the effects of other Washington D.C. income tax credits and benefits, in addition to the effects of the adoption of FAS 123(R).
Liquidity and Capital Resources
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Net cash flows provided by operating activities were $44.2 million in fiscal 2005, $51.2 million in fiscal 2006 and $50.2 million in fiscal 2007. Effective April 1, 2006, we adopted FAS 123(R) using the modified prospective transition method. Pursuant to FAS 123(R), benefits of tax deductions in excess of recognized book compensation expense is reported as a financing cash inflow in the consolidated statement of cash flows in fiscal 2007. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. As a result, approximately $6.9 million of tax benefits associated with the exercise of employee stock options were recorded as cash from financing activities in fiscal 2007, whereas prior period results have not been restated.
     We had approximately $159.4 million in cash and cash equivalents and marketable securities at March 31, 2007. We expect that these funds and expected net positive cash flows from operations will satisfy working capital and capital expenditure requirements, as well as financing activities for at least the next 12 months.
     Cash flows from investing activities. We used net cash flows in investing activities in fiscal 2005 of $35.4 million, consisting of purchases of marketable securities of $51.9 million and purchases of property and equipment primarily related to the build-out of our new headquarters facility of $4.1 million, offset by $20.7 million in proceeds on the redemption of marketable securities. We used net cash flows in investing activities in fiscal 2006 of $30.5 million, consisting of purchases of marketable securities of $31.9 million, purchases of property and equipment of $0.9 million, capitalized software development costs of $1.3 million, and $3.8 million paid for the acquisition of OptiLink, offset by $7.4 million in proceeds on the redemption of marketable securities. In fiscal 2007 we used net cash flows in investing activities of $9.1 million, consisting of the purchases of property and equipment related primarily to the scheduled expansion of our headquarter facility of $3.7 million, capitalized development costs related to our newer research programs that include web-based tools of $6.5 million, and our final payment made for the acquisition of OptiLink of $0.9 million, offset by $2.0 million in net proceeds on the redemption of marketable securities.
     Cash flows from financing activities. We used net cash flows in financing activities of $22.4 million, $27.0 million and $49.6 million in fiscal 2005, 2006 and 2007, respectively. In fiscal 2005, 2006 and 2007, we received approximately $21.8 million, $5.5 million and $9.9 million, respectively, from the exercise of stock options in conjunction with sales of our common stock by our employees. Also in fiscal 2005, 2006 and 2007, we received approximately $0.3 million, $0.4 million and $0.4 million, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. We repurchased 1,303,364, 670,758 and 1,274,770 shares of our common stock at a total cost of approximately $44.5 million, $32.5 million and $66.9 million in fiscal 2005, 2006 and 2007, respectively.
     Our headquarters are located in approximately 133,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes and insurance. We are also obligated to take additional expansion space in the building pursuant to the lease. We also lease a small office of approximately 12,500 square feet in Portland, Oregon. This lease expires in June 2008. We believe that our facilities are adequate for our current needs and that additional facilities are available for lease to meet any future needs.
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
     The following summarizes certain of our contractual obligations at March 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. These obligations relate primarily to our headquarters office lease and are more fully described in note 12 to the consolidated financial statements.

	Payments due by Period
	(in thousands)
	Total	<1 Year	1-3 Yrs	4-5 Yrs	>5 Yrs
Non-cancelable operating leases	$51,124	$4,236	$13,333	$8,603	$24,952
Off-Balance Sheet Arrangements
     At March 31, 2007, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Share Repurchase
     In January 2004, we announced that our Board of Directors authorized a share repurchase of up to $50 million of our common stock. The authorized amount was increased by our Board to $100 million in October 2004, was increased again to $150 million in February 2006, and was increased again to $200 million in January 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We fund our share repurchases with cash on hand and cash generated from operations.
Exercise of Stock Options
     Options granted to certain of our option holders under our 1997, 2001 and 2005 stock-based incentive compensation plans were exercised to acquire shares at various times in fiscal 2005, 2006 and 2007. Upon the exercise of these options we received a total of approximately $21.8 million, $5.5 million and $9.9 million in fiscal 2005, 2006 and 2007, respectively, in cash in payment of option exercise prices.
     We recognized approximately $1.3 million, $277,000 and $355,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in fiscal 2005, 2006 and 2007, respectively. We also incurred additional compensation deductions for tax reporting purposes, but not for financial reporting purposes, that increased the deferred tax asset to reflect allowable tax deductions. These tax deductions will be realized in the determination of our income tax liability and therefore reduce our future income tax payments. In connection with these transactions, our deferred tax asset increased by approximately $30.9 million, $4.1 million, and $6.9 million in fiscal 2005, 2006 and 2007, respectively. Although the provision for income taxes for financial reporting purposes did not change, our actual cash payments will be reduced as the deferred tax asset is utilized.
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
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when a letter of agreement is signed by the member, and program agreement fees receivable and related deferred revenue are recorded upon the commencement of the agreement or collection of fees if earlier. Certain fees are billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.
     For new programs that incorporate more robust decision support tools, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement. In addition, one of our programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. We recognize revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
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
Goodwill and other intangible assets
     Our acquisition of OptiLink in fiscal 2005 resulted in goodwill recorded for the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Other intangible assets consist of the costs of developing software for external use, and certain intangibles acquired from our purchase of OptiLink. Software development costs are accounted for in accordance with Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives using the straight-line method.
Recovery of long-lived assets
     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value. Fair value is generally determined using estimates of discounted cash flows. Expected cash flows and estimated future operating results, trends, and other available information are considered in assessing whether the carrying value of assets is impaired. We believe that no such impairment existed as of March 31, 2006 and 2007.
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
Share-based compensation
     We account for share-based compensation in accordance with FAS 123(R) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense in the consolidated statements of income over the vesting periods of the awards, net of an estimated forfeiture rate. In accordance with the modified prospective transition method, compensation cost recognized by us beginning April 1, 2006 includes: (a) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), adjusted for estimated forfeitures, and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Results for prior periods have not been restated. We previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which allowed us to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.
     Under FAS 123(R), the Company calculates the grant date fair value of share-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), the Company recognized forfeitures only as they occurred. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain.
     As mandated by FAS 123(R), beginning on April 1, 2007, we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the consolidated statement of cash flows. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Results for prior periods have not been restated.
Recent Accounting Pronouncements
     See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At March 31, 2007, our marketable securities consist of $9.3 million in tax-exempt notes and bonds issued by the District of Columbia, $31.8 million in tax-exempt notes and bonds issued by various states, and $105.1 million in U.S. government agency securities. The average maturity on all our marketable securities as of March 31, 2007 was approximately 4.0 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

Item 8. Financial Statements and Supplementary Data.
Report of Management’s Assessment of Internal Control Over Financial Reporting
     Management is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.
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
     Our control environment is the foundation for our system of internal control over financial reporting and is reflected in our Code of Ethics for Directors, Executives and Employees. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.
     The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management and the independent registered public accounting firm to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent registered public accounting firm reports to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2007.
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

/s/ Frank J. Williams Frank J. Williams
Chairman of the Board of Directors and
Chief Executive Officer
May 30, 2007

/s/ Michael T. Kirshbaum Michael T. Kirshbaum
Chief Financial Officer
May 30, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
     We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Controls, that The Advisory Board Company and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Advisory Board Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that The Advisory Board Company and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Advisory Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2006 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2007, and our report dated May 29, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
May 29, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
     We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2006 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries at March 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on April 1, 2006.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Advisory Board Company and subsidiaries internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
May 29, 2006

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$21,678	$13,195
Marketable securities	8,484	12,718
Membership fees receivable, net	36,822	57,671
Prepaid expenses and other current assets	2,876	3,123
Deferred income taxes	19,495	21,673

Total current assets	89,355	108,380
Property and equipment, net	9,675	17,421
Intangible assets, net	780	1,011
Goodwill	5,426	5,426
Deferred incentive compensation and other charges	11,652	13,857
Deferred income taxes, net of current portion	15,633	6,629
Marketable securities	138,338	133,450

Total assets	$270,859	$286,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Deferred revenues	$99,269	$116,994
Accounts payable and accrued liabilities	15,445	18,721
Accrued incentive compensation	8,344	10,608

Total current liabilities	123,058	146,323

Other long-term liabilities	636	1,387

Total liabilities	123,694	147,710

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized, 20,255,704 and 20,825,938 shares issued at March 31, 2006 and 2007, respectively, and 18,932,262 and 18,227,726 shares outstanding at March 31, 2006 and 2007, respectively	203	208
Additional paid-in capital	152,081	181,380
Retained earnings	53,567	80,962
Accumulated elements of other comprehensive losses	(2,618)	(1,156)
Treasury stock, 1,323,442 and 2,598,212 shares at March 31, 2006 and 2007, respectively	(56,068)	(122,930)

Total stockholders’ equity	147,165	138,464

Total liabilities and stockholders’ equity	$270,859	$286,174

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended March 31,
	2005	2006	2007
Revenues:	$141,649	$165,049	$189,843

Costs and expenses:
Cost of services (1)	58,904	70,959	90,129
Member relations and marketing (1)	28,563	33,667	40,204
General and administrative (1)	16,452	16,135	22,815
Depreciation	1,820	1,550	2,070

Total costs and expenses	105,739	122,311	155,218

Income from operations	35,910	42,738	34,625
Interest income	3,971	5,770	6,819

Income before provision for income taxes	39,881	48,508	41,444
Provision for income taxes	(16,534)	(22,866)	(14,049)

Net income	$23,347	$25,642	$27,395

Earnings per share:
Net income per share — basic	$1.32	$1.35	$1.46
Net income per share — diluted	$1.22	$1.29	$1.41
Basic weighted average number of shares outstanding	17,738	18,979	18,714
Diluted weighted average number of shares outstanding	19,161	19,902	19,448

(1)	The following table summarizes the share-based compensation recognized in accordance with Statement of Financial Accounting Standards 123(R) included in the consolidated statements of income above:

Cost of services	$—	$—	$4,167
Member relations and marketing	$—	$—	$2,753
General and Administration	$—	$—	$5,080
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
					Elements of
					Other			Annual
			Additional		Compre-			Compre-
	Common Shares		Paid-in	Retained	hensive	Treasury		hensive
	Stock	Amount	Capital	Earnings	Income	Stock	Total	Income
Balance at March 31, 2004	17,974,206	183	88,885	37,694	1,031	(12,170)	115,623	$—
Exercise of stock options	2,585,103	26	21,976	—	—	—	22,002	$—
Tax benefit on exercise of options	—	—	30,903	—	—	—	30,903	—
Issuance of common stock under employee stock purchase plan	9,184	—	276	—	—	—	276	—
Purchase of treasury stock	(1,303,364)	—	—	—	—	(44,533)	(44,533)	—
Retirement of treasury stock	—	(10)	—	(33,116)	—	33,126	—	—
Net unrealized losses on available-for-sale marketable securities, net of income taxes	—	—	—	—	(2,304)	—	(2,304)	(2,304)
Net income	—	—	—	23,347	—	—	23,347	23,347

Balance at March 31, 2005	19,265,129	199	142,040	27,925	(1,273)	(23,577)	145,314	$21,043

Exercise of stock options	328,217	4	5,524	—	—	—	5,528	$—
Tax benefit on exercise of options	—	—	4,130	—	—	—	4,130	—
Issuance of common stock under employee stock purchase plan	9,674	—	382	—	—	—	382	—

Compensation expense associated with grant of restricted stock units	—	—	5	—	—	—	5	—
Purchase of treasury stock	(670,758)	—	—	—	—	(32,491)	(32,491)	—

Net unrealized losses on available-for-sale marketable securities, net of income taxes	—	—	—	—	(1,345)	—	(1,345)	(1,345)
Net income	—	—	—	25,642	—	—	25,642	25,642

Balance at March 31, 2006	18,932,262	203	152,081	53,567	(2,618)	(56,068)	147,165	$24,297

Exercise of stock options	560,071	5	9,920	—	—	—	9,925	$—
Tax benefit on exercise of options	—	—	6,937	—	—	—	6,937	—
Issuance of common stock under employee stock purchase plan	10,163	—	442	—	—	—	442	—
Share-based compensation	—	—	12,000	—	—	—	12,000	—
Purchase of treasury stock	(1,274,770)	—	—	—	—	(66,862)	(66,862)	—

Net unrealized gains on available-for-sale marketable securities, net of income taxes	—	—	—	—	1,462	—	1,462	1,462
Net income	—	—	—	27,395	—	—	27,395	27,395

Balance at March 31, 2007	18,227,726	$208	$181,380	$80,962	$(1,156)	$(122,930)	$138,464	$28,857

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$23,347	$25,642	$27,395
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	1,820	1,550	2,070
Amortization of intangible assets	—	128	200
Deferred income taxes	16,867	22,299	12,938
Excess tax benefits from share-based compensation	—	—	(6,937)
Share-based compensation expense	—	—	12,000
Amortization of marketable securities premiums	724	810	938
Changes in operating assets and liabilities:
Membership fees receivable	(5,923)	(16,360)	(20,849)
Prepaid expenses and other current assets	(351)	(392)	(50)
Deferred incentive compensation and other charges	(2,438)	(5,573)	(2,402)
Deferred revenues	8,793	17,919	17,725
Accounts payable and accrued liabilities	268	5,181	4,174
Accrued incentive compensation	116	524	2,264
Other liabilities	1,010	(479)	751

Net cash flows provided by operating activities	44,233	51,249	50,217

Cash flows from investing activities:
Purchases of property and equipment	(4,142)	(2,116)	(9,816)
Capitalized software development costs	—	(57)	(431)
Redemption of marketable securities	20,713	7,400	20,000
Cash paid for acquisition, net of cash acquired	—	(3,831)	(895)
Purchases of marketable securities	(51,940)	(31,882)	(18,000)

Net cash flows used in investing activities	(35,369)	(30,486)	(9,142)

Cash flows from financing activities:
Proceeds on issuance of stock from exercise of options	21,846	5,528	9,925
Excess tax benefits from share-based compensation	—	—	6,937
Reimbursement of offering costs	188	—	—
Payment of offering costs and other distributions	(163)	—	—
Repayment of debt assumed in acquisition	—	(371)	—
Issuance of common stock under employee stock purchase plan	276	382	442
Purchase of treasury shares	(44,533)	(32,491)	(66,862)

Net cash flows used in financing activities	(22,386)	(26,952)	(49,558)

Net decrease in cash and cash equivalents	(13,522)	(6,189)	(8,483)
Cash and cash equivalents, beginning of year	41,389	27,867	21,678

Cash and cash equivalents, end of year	$27,867	$21,678	$13,195

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$33	$104	$762

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
2. Basis of presentation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Reclassifications
     Certain amounts in the prior period have been reclassified to conform with the current year’s presentation. For the March 31, 2006 consolidated balance sheet and statement of cash flow, the Company reclassified capitalized software developed for internal use from Intangible assets, net to Property and equipment, net.
3. Summary of significant accounting policies
Cash equivalents and marketable securities
     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. As of March 31, 2006 and 2007, the Company’s marketable securities consisted of U.S. government agency obligations and various state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of other comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.
Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, and capitalized internal software development costs. Property and equipment is stated at cost, less accumulated depreciation and amortization. Internal software development costs are accounted for in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and EITF 00-2, “Accounting for Web Site Development Costs.” Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Capitalized software and Web site development costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.
Goodwill and other intangible assets
     Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Other intangible assets consists of the costs of developing software for external use, and other acquired intangibles (see Note 9). Software development costs are accounted for in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Intangible assets that are not considered to have an indefinite useful life are amortized over their five-year useful lives using the straight-line method. As of March 31, 2006 and 2007, intangible assets included approximately $0.8 million and $1.2 million of software development costs, respectively, and approximately $0.1 million and $0.1 million representing the value of customer contracts acquired. Accumulated amortization at March 31, 2006 and 2007 was approximately $0.1 million and $0.3 million, respectively.

Recovery of long-lived assets
     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is identified by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. Impairment is measured and recorded on the basis of fair value. Fair value is generally determined using estimates of discounted cash flows. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. The Company believes that no such impairment existed as of March 31, 2006 and 2007.
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when a letter of agreement is signed by the member, and the program agreement fees receivable and related deferred revenue are recorded upon the commencement of the agreement or collection of fees if earlier. Certain fees are billed on an installment basis. Members whose membership agreements include the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.
     For new programs that incorporate more robust decision support tools, all program revenue is deferred until the tool is generally available for release to our membership and then recognized ratably over the remainder of the contract term of each agreement. In addition, one of the Company’s programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition”, as amended. The Company recognizes revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company separates the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
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

	Year Ended March 31,
	2005	2006	2007
Basic weighted average common shares outstanding	17,738	18,979	18,714
Dilutive impact of stock options	1,423	923	719
Dilutive impact of restricted stock units	—	—	15

Diluted weighted average common shares outstanding	19,161	19,902	19,448

Concentrations of risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and membership fees receivable. The Company maintains cash and cash equivalents and marketable securities with financial institutions. Marketable securities consist of U.S. government agency obligations and municipal obligations. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. Any unrealized losses on marketable securities are determined not to be other-than-temporary, because the Company has the ability and intent to hold the securities to maturity and not realize losses on them. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities comprising the Company’s membership base, and the Company establishes allowances for potential credit losses.
     Some of the Company’s revenues are generated from customers located outside the United States. For each of the years ended March 31, 2005, 2006 and 2007, the Company generated less than 2% of revenues from customers outside the United States. No one customer accounted for more than 2% of revenues for any period presented.
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
Research and development costs
     Costs related to the research and development of new programs are expensed when incurred. Research and development costs were immaterial for the fiscal years ended March 31, 2005, 2006 and 2007.
Preferred Stock
     The Company has 5,000,000 shares of preferred stock authorized with a par value of $0.01 per share. No shares were issued and outstanding at March 31, 2006 and 2007.
Share-based compensation
     The Company has several share-based compensation plans which are described more fully in Note 11. These plans provide for the granting of stock options and restricted stock units to employees and non-employee members of our Board of Directors. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) on April 1, 2006 using the modified prospective transition method. Under FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate. In accordance with the modified prospective transition method, compensation cost recognized by the Company beginning April 1, 2006 includes: (a) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R) adjusted for estimated forfeitures, and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. The Company previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which allowed the Company to record share-based compensation cost based on the intrinsic value of the share-based award at the date of grant.
     Under FAS 123(R), the Company calculates the grant date fair value of share-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), the Company recognized forfeitures only as they occurred. The Company bases its fair value estimates on assumptions resulting from operating history that it believes to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
     Under FAS 123(R) the Company also reports the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the 2007 consolidated statement of cash flows. Prior to the adoption of FAS 123(R), the Company reported these tax benefits as an increase to cash flow from operating activities. The Company’s policy for recording excess tax benefits is based on the ordering provision of the tax law.
Use of estimates in preparation of consolidated financial statements
     The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s financial statements will be affected.
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.
Recent accounting pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will be required to adopt FIN 48 as of April 1, 2007. The Company is currently evaluating the impact of FIN 48 and has not yet determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt FAS 157 as of April 1, 2008. The Company is currently evaluating the impact of FAS 157 and has not yet determined the effect, if any, the adoption of FAS 157 will have on the Company’s financial position or results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company will be required to adopt FAS 159 as of April 1, 2008. The Company is currently evaluating the impact of FAS 159 and has not yet determined the effect, if any, the adoption of FAS 159 will have on the Company’s financial position or results of operations.
4. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2007
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. government agency obligations	$105,108	$106,699	$—	$(1,591)
Washington, D.C. tax exempt obligations	9,302	9,204	100	(2)
Tax exempt obligations of other states	31,758	32,046	9	(297)

	$146,168	$147,949	$109	$(1,890)

	As of March 31, 2006
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. government agency obligations	$105,793	$109,001	$—	$(3,208)
Washington, D.C. tax exempt obligations	9,415	9,416	70	(71)
Tax exempt obligations of other states	31,614	32,470	—	(856)

	$146,822	$150,887	$70	$(4,135)

     The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2007
	Fair
	Market	Amortized
	Value	Cost
Matures in less than 1 year	$12,718	$12,808
Matures after 1 year through 5 years	86,871	88,252
Matures after 5 years through 10 years	46,579	46,889

	$146,168	$147,949

     The average maturity on all marketable securities held by the Company as of March 31, 2007 was approximately 4.0 years. Net unrealized losses on the Company’s investments of $1.8 million as indicated above were caused by market interest rate increases. Of this amount, $0.1 million related to investments that mature before March 31, 2008. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007. As of March 31, 2007, the amount of net unrealized losses that are greater than one-year are immaterial. The Company has reflected the net unrealized gains and losses, net of tax, as an element of other comprehensive income in the consolidated balance sheets.
5. Membership fees receivable
     Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2006	2007
Billed fees receivable	$20,241	$25,903
Unbilled fees receivable	18,531	34,106

	38,772	60,009
Allowance for uncollectible revenue	(1,950)	(2,338)

Membership fees receivable, net	$36,822	$57,671

     Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay on an installment basis.
6. Property and equipment
     Property and equipment consists of the following (in thousands):

	As of March 31,
	2006	2007
Leasehold improvements	$7,300	$9,436
Furniture, fixtures and equipment	10,545	13,262
Software and web development costs	5,500	10,464

	23,345	33,162
Accumulated depreciation and amortization	(13,670)	(15,741)

Property and equipment, net	$9,675	$17,421

     7. Income taxes
     The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2005	2006	2007
Current	$14,374	$18,303	$18,820
Deferred	2,160	4,563	(4,771)

Provision for income taxes	$16,534	$22,866	$14,049

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2005	2006	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	6.5	0.0	0.7
Tax-exempt interest income	(1.5)	(1.2)	(1.6)
Write-down of deferred tax asset, net, related to a change in Washington D.C. tax status	—	13.7	—
Other permanent differences, net	1.5	(0.4)	(0.2)

Effective tax rate	41.5%	47.1%	33.9%

     Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2006	2007
Deferred income tax assets (liabilities):
Net operating loss carry forwards	$30,282	$18,980
Tax credit carry forwards	2,569	4,554
Deferred compensation accrued for financial reporting purposes	2,920	3,724
Share-based compensation	—	3,634
Reserve for uncollectible revenue	683	821
Unrealized losses on available-for-sale securities	1,454	625
Other	298	490

Total deferred tax assets	38,206	32,828

Capitalized software development costs	(459)	(2,149)
Deferred incentive compensation and other deferred charges	(1,058)	(1,371)
Depreciation	(1,154)	(656)
Other	(407)	(350)

Total deferred tax liabilities	(3,078)	(4,526)

Net deferred income tax assets	$35,128	$28,302

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
     The Company has federal net operating loss carryforwards in the amount of approximately $53.3 million and state net operating loss carryforwards of approximately $66.5 million at March 31, 2007. The net operating losses expire between 2022 and 2026. The Company utilized tax benefits from the exercise of stock options that were recorded in the consolidated statements of stockholders’ equity to offset the current tax provision that was recorded in the consolidated statements of income which resulted in no current tax liability for the years ended March 31, 2007, 2006 and 2005.

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
8. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on certain investments in marketable securities. Comprehensive income for the years ended March 31, 2005, 2006 and 2007 was $21.0 million, $24.3 million and $28.9 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
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

Cash paid to founders	$4,482
Cash paid to minority shareholders	265
Acquisition related transaction costs	170
Cash paid to repay acquired debt	371

Total	$5,288

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

Cash	$191
Accounts receivable	126
Other current assets	17
Fixed assets	85
Identifiable intangible assets	852
Goodwill	5,426
Accounts payable and accrued liabilities	(541)
Deferred revenues	(147)
Long term debt assumed	(371)
Deferred taxes, net	(350)

Total purchase price	$5,288

     Total purchase price included deferred payments of $895,000, which were made in fiscal 2007.
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
10. Transactions with affiliates
Lease and Sublease Agreements
     In fiscal 2000 the Company assigned its office lease to Atlantic Media Company (formerly DGB Enterprises, Inc., an entity created in 1997 by the Company’s founder to manage his various business interests including his ownership in the Company), and subsequently entered into a sublease agreement with Atlantic Media Company on terms consistent with the original agreement. The lease agreement expired in May 2004. The Company incurred rent expense under this arrangement of $0.6 million in fiscal 2005.
Administrative Services
     In July 2001, the Company entered into an administrative services agreement whereby Atlantic Media Company provided the Company with certain services related to the facilities associated with the Company’s shared leased space, and the Company provided Atlantic Media Company with certain administrative services. Fees for the services were based on direct costs per transaction, square footage, headcount or a fixed cost per month that approximated the cost for each entity to internally provide or externally source these services. The Company believes these charges approximated the costs which would have been incurred had the Company operated on a stand-alone basis. The Company incurred net charges under the agreement of $0.6 million in fiscal 2005. Services under this arrangement generally ended in connection with the Company’s move to its current headquarters facility in June 2004.
11. Share-based compensation
     Effective April 1, 2006, the Company adopted FAS 123(R) using the modified prospective transition method, and therefore, has not restated results for prior periods. Under this transition method, share-based compensation expense for the year ended March 31, 2007 includes compensation expense for all share-based compensation awards granted prior to, but not vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Share-based compensation expense for all share-based compensation awards granted on or after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R), adjusted for estimated forfeitures. The Company previously recorded share-based compensation expense in accordance with the provisions of APB 25, which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.
     Under the principal share-based compensation plans, the Company may grant Company’s directors, officers, independent contractors, employees and prospective employees options, stock appreciation rights, restricted stock, restricted stock units and incentive bonuses. Options are rights to purchase common stock of the Company at the fair market value on the date of grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. Holders of options and stock appreciation rights do not participate in dividends until after the exercise of the award. Restricted stock unit holders do not participate in dividends nor do they have voting rights until the restrictions lapse.
     The total compensation expense related to share-based compensation awards in fiscal 2007 was $12.0 million. The Company’s net income for 2007 was $7.9 million lower, including tax benefits of $4.1 million, than if the Company had continued to account for share-based compensation as it had in prior periods. Basic and diluted earnings per share for the year ended March 31, 2007 were $0.42 and $0.41 lower, respectively, than if the Company had not adopted FAS 123(R).

     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term, which can range from three to six years. In the pro-forma information required under FAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure” (“FAS 148”) for the periods prior to 2007, the Company accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures.
     Pursuant to FAS 123(R), the Company has reported the benefits of tax deductions in excess of recognized book compensation expense as a financing cash inflow in the consolidated statement of cash flows in fiscal 2007. Prior to the adoption of FAS 123(R), the Company reported these tax benefits as an operating cash flow. Approximately $6.9 million of tax benefits associated with the exercise of employee stock options were recorded as cash from financing activities in fiscal 2007. Prior period results have not been restated.
     As of March 31, 2007, $26.4 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 2.2 years.
Pro forma information for periods prior to the adoption of FAS 123(R)
     Prior to the adoption of FAS 123(R), the Company provided the disclosures required under FAS 123 as if the fair value method defined by FAS 123 had been applied to share-based compensation. The pro forma information for years ended March 31, 2005 and 2006 were as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2005	2006
Net income, as reported	$23,347	$25,642
Deduct: Total share-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,670)	(7,440)

Pro forma net income	$14,677	$18,202

Earnings per share:
Basic — as reported	$1.32	$1.35
Diluted — as reported	$1.22	$1.29
Basic — pro forma	$0.83	$0.96
Diluted — pro forma	$0.79	$0.93
Equity incentive plans
     On November 15, 2005, the Company adopted the 2005 Stock Incentive Plan (2005 Plan). The 2005 Plan provides for the award of stock options (that qualify as either incentive stock options or that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock, restricted stock units and incentive bonuses. Options granted may not have a term exceeding seven years, and typically vest over four years. Equity awards granted pursuant to the 2005 Plan may only be granted to the Company’s directors, officers, independent contractors, employees and prospective employees. The aggregate number of shares of the Company’s common stock issuable under the 2005 Plan may not exceed 1,600,000 shares, plus any remaining shares not issued under the Prior Plans. As of March 31. 2007, there were 667,196 remaining shares issuable under the 2005 plan.
     On November 15, 2006, the Company adopted the 2006 Stock Incentive Plan (2006 Plan). The 2006 Plan provides for the award of stock options (that qualify as either incentive stock options or that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock, restricted stock units and incentive bonuses. Options granted may not have a term exceeding five years, and typically vest across four years. Equity awards granted pursuant to the 2006 Plan may only be granted to the Company’s directors, officers, independent contractors, employees and prospective employees. The aggregate number of shares of the Company’s common stock issuable under the 2006 Plan may not exceed 1,200,000 shares, plus any remaining shares not issued under the Prior Plans. As of March 31. 2007, there were 1,016,968 remaining shares issuable under the 2006 plan.
     The Company issues awards under the 2005 Plan and the 2006 Plan. All employees and Directors are eligible to receive equity. Grants may consist of treasury shares or newly issued shares. Options are typically granted as non-qualified stock options but the Plans permit the grants of options that qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option or other equity-based award is equal to the closing price of the Company’s common stock on the date of grant.

Valuation assumptions
     The Company calculates the fair value of each award on the date of grant using the Black-Scholes valuation model for options to purchase common stock. The following assumptions were used to value grants of options to purchase common stock for each respective period:

	Year ended March 31,
	2005	2006	2007
Risk-free interest rate	3.8%	4.8%	4.7%
Dividend yield	0.0	0.0	0.0
Expected life of option (in years)	4.9	5.0	4.2
Expected volatility	28.3%	25.3%	27.8%
Weighted-average fair value of share-based compensation awards granted	$12.39	$17.21	$15.85
Options granted under the 2005 Plan may not have a term exceeding seven years, and options granted under the 2006 Plan may not have a term exceeding five years. The average term of all options granted in fiscal 2006 was seven years, while the average term of all options granted in fiscal 2007 was six years.
The valuation of restricted stock units is determined using the closing price of the Company’s common stock on the date of grant.
Equity based award activity
     The following table summarizes the changes in common stock options during fiscal 2007 for all of the common stock option plans described above.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(in millions)
Options outstanding, March 31, 2006	3,457,691	$34.13
Options granted	370,825	51.71
Options cancelled	(47,500)	38.89
Options exercised	(560,071)	17.62		$19.8

Options outstanding, March 31, 2007	3,220,945	$38.95	5.77	$39.8

Options vested and expected to vest	3,162,492	$38.74	5.70	$39.2
Options exercisable, March 31, 2007	1,353,183	$32.05	5.79	$25.1
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2007 of $50.62 and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes over time based on changes in the fair market value of the Company’s stock. A total of 903,813 options vested in fiscal 2007 with a total fair value of $14.1 million.

The following table summarizes the changes in common stock options in the years ended March 31, 2005 and 2006:

	Year Ended March 31,
	2005		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Options outstanding, beginning of year	4,976,429	$16.34	3,257,158	$28.77
Options granted	971,832	38.51	607,250	53.48
Options cancelled	(106,000)	31.10	(78,500)	33.70
Options exercised	(2,585,103)	8.51	(328,217)	16.82

Options outstanding, end of year	3,257,158	$28.77	3,457,691	$34.13

Options exercisable, end of year	739,620	$14.26	1,009,441	$19.04

     The following table summarizes the characteristics of options at March 31, 2007:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life - Years	Exercisable	Price
$7.13 – 11.88	116,559	$7.71	1.2	116,559	$7.71
19.00 – 19.00	192,092	19.00	4.6	192,092	19.00
29.28 – 34.00	335,387	30.82	5.9	335,387	30.82
34.01 – 39.00	877,832	34.86	7.1	506,832	34.88
39.01 – 44.00	732,000	39.46	5.0	—	—
44.01 – 49.00	24,000	47.73	6.1	10,500	47.44
49.01 – 56.07	943,075	53.06	4.0	191,813	53.72

$7.13 – 56.07	3,220,945	$38.98	5.8	1,353,183	$32.05

Restricted stock units
     There are 265,525 restricted stock units outstanding as of March 31, 2007. During the year ended March 31, 2007, 137,925 restricted stock units were granted at a fair market value of $51.56 per share, and vest annually through March 2011. None of the restricted stock units were vested as of March 31, 2007.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (ESPP) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 85% of the closing price of the Company’s common stock on the last day of the three month purchase period. For the year ended March 31, 2005, the Company issued 9,184 shares of common stock under the ESSP at an average price of $29.85. For the year ended March 31, 2006, the Company issued 9,674 shares of common stock under the ESPP at an average price of $39.95. For the year ended March 31, 2007 the Company issued 10,163 shares of common stock under the ESPP at an average price of $43.06 per share. Total cash received for ESPP issuances during the years ended March 31, 2005, 2006 and 2007 were approximately $0.3 million, $0.3 million and $0.4 million, respectively. Compensation expense associated with the issuance of shares under the ESPP was not material in fiscal 2005, 2006, and 2007. At March 31, 2007, a total of 788,970 shares were available for issuance under the ESPP.
12. Commitments and contingencies
Operating Leases
     In October 2003, the Company entered into a new lease for its headquarters space (Lease) which took effect on June 1, 2004 and has a 15-year term. The terms of the Lease contain provisions for rental escalation and the Company is required to pay its portion of executory costs such as taxes and insurance. The Company is also obligated to take additional expansion space in the building pursuant to the Lease. The Company’s aggregate future minimum lease payments, including expansion space but excluding rental escalation and executory costs, are as follows (in thousands):

Year Ending March 31,
2008	$4,236
2009	4,533
2010	4,422
2011	4,377
2012	4,328
Thereafter	29,228

Total	$51,124

     Rent expense during the years ended March 31, 2005, 2006 and 2007 was approximately $4.0 million, $4.5 million and $5.5 million, respectively.
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
Benefit Plan
     The Company sponsors a defined contribution 401(k) plan (the Plan) for all employees who have reached the age of twenty-one. The Company provides contributions equal to 50% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the years ended March 31, 2005, 2006 and 2007 were approximately $648,000, $786,000 and $894,000, respectively.
Litigation
     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not a party to, and its property is not subject to, any material legal proceedings.
13. Quarterly financial data (unaudited)
     Unaudited summarized financial data by quarter for the years ended March 31, 2006 and 2007 is as follows (in thousands, except per share amounts):

	Fiscal 2006 Quarter Ended
	June 30	September 30	December 31	March 31
Revenues	$38,747	$40,487	$42,112	$43,703
Income from operations	9,916	10,285	11,053	11,484
Income before income taxes	11,311	11,697	12,501	12,999
Net income	6,730	6,960	3,293	8,659
Earnings per share:
Basic	$0.35	$0.36	$0.17	$0.46
Diluted	$0.34	$0.35	$0.17	$0.44

	Fiscal 2007 Quarter Ended
	June 30	September 30	December 31	March 31
Revenues	$44,205	$46,727	$48,611	$50,300
Income from operations	8,113	9,111	8,215	9,186
Income before income taxes	9,831	10,852	9,901	10,860
Net income	6,499	7,173	6,545	7,178
Earnings per share:
Basic	$0.34	$0.38	$0.35	$0.39
Diluted	$0.33	$0.37	$0.34	$0.38

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
     None.
Item 9A. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2007. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the date of such evaluation, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in timely alerting them to material information relating to the Company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.
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
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth the names, ages and positions within The Advisory Board Company of the persons who serve as our directors and executive officers as of March 31, 2007.

Directors and Executive Officers	Age	Position
Frank J. Williams	40	Chairman of the Board and Chief Executive Officer
Marc N. Casper	39	Director
Peter J. Grua	53	Director
Kelt Kindick	52	Lead Director
Mark R. Neaman	56	Director
Leon D. Shapiro	48	Director
LeAnne M. Zumwalt	48	Director
Scott M. Fassbach	47	Chief Research Officer
David L. Felsenthal	36	Chief Operating Officer
Michael T. Kirshbaum	30	Chief Financial Officer
Robert W. Musslewhite	37	Executive Vice President
Scott A. Schirmeier	38	Chief Marketing Officer
Richard A. Schwartz	41	Executive Vice President
     Frank J. Williams joined us in September 2000 as an Executive Vice President and has been our Chief Executive Officer and a director since June 2001. In November 2004, he began serving as Chairman of our Board of Directors. From June 2000 through January 2001, Mr. Williams was also the President of an affiliated company, eHospital NewCo Inc., focused on developing and delivering health care content to patients and providers via the Internet. From 1999 through May 2000, Mr. Williams served as the President of MedAmerica OnCall, a provider of outsourced services to physician organizations, hospitals, and managed care entities. Mr. Williams also served as a Vice President of Vivra Incorporated and as the General Manager of Vivra Orthopedics, an operational division of Vivra Specialty Partners, a private health care services and technology firm. Earlier in his career, Mr. Williams was employed by Bain & Company. Mr. Williams serves on the board of Market Force Information Inc., a privately held market research firm. Mr. Williams received a B.A. from University of California, Berkeley, and an M.B.A. from Harvard Business School.

     Marc N. Casper has served on our Board of Directors since February 2003. Since November 2006, Mr. Casper has served as Executive Vice President of Thermo Fisher Scientific and held executive positions at the predecessor company Thermo Electron Corporation since December 2001. Thermo Fisher Scientific provides instrumentation, bioscience reagents and consumables to the pharmaceutical, biotechnology and industrial laboratory markets. Previously, Mr. Casper served as President, Chief Executive Officer and Director of Kendro Laboratory Products, which produces sample preparation and processing equipment. Earlier in his career, Mr. Casper held roles at Bain & Company as a strategy consultant, at Bain Capital, a leading leveraged-buyout firm, and at Dade Behring, a provider of products and systems to the global clinical diagnostics market. Mr. Casper received a B.A. from Wesleyan University, and an M.B.A. from Harvard Business School.
     Peter J. Grua was appointed to serve as a member of the Board of Directors in January 2007. Mr. Grua is a Managing Partner of HLM Venture Partners. His venture investment activity has been focused on health services, medical technologies and health care information technologies. Prior to joining HLM in 1992, Mr. Grua was a Managing Director at Alex. Brown & Sons, where he directed research in health care services and managed care. Previously he was a research analyst at William Blair Company and a strategy consultant at Booz, Allen & Hamilton. Mr. Grua is currently a director of Health Care REIT (NYSE), FamilyMeds (NASDAQ), and several other privately-held companies. Mr. Grua received an AB degree from Bowdoin College and an MBA from Columbia University.
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
     Leon D. Shapiro has served as a member of our Board of Directors since 2004. Mr. Shapiro was most recently Group President of The NPD Group, Inc., a global provider of consumer and retail information where he lead all their technology related businesses. From 1989 to 2004, Mr. Shapiro was with Gartner, Inc., the leading provider of research and analysis on the global information technology industry, where he served as President, Gartner Executive Programs and was a member of the Gartner Leadership Team. Previously Mr. Shapiro was senior vice president and general manager of Gartner Community, which included Gartner’s Worldwide Events, Best Practices and Executive Programs business divisions, where he built the world’s largest CIO membership program. He earned his bachelor’s degree in economics and political science from the Hebrew University of Jerusalem in Israel.
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
     David L. Felsenthal first joined us in 1992 and was named Chief Operating Officer in January 2007. Prior to that, Mr. Felsenthal had been an Executive Vice President since February 2006, and was Chief Financial Officer, Secretary, and Treasurer from April 2001 through February 2006. From September 1999 to March 2001, Mr. Felsenthal was Vice President of an affiliated company, eHospital NewCo Inc., focused on developing and delivering health care content to patients and providers via the Internet. From 1997 to 1999, Mr. Felsenthal worked as Director of Business Development and Special Assistant to the CEO/ CFO of Vivra Specialty Partners, a private health care services and technology firm. From 1992 through 1995, Mr. Felsenthal held various positions with us in research and new product development. Mr. Felsenthal received an A.B. degree from Princeton University and an M.B.A. from Stanford University.

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
     Robert W. Musslewhite was promoted to Executive Vice President in January 2007, and is responsible for strategic planning and general management of certain of our membership programs. Mr. Musslewhite joined the Company in 2003 and most recently served as Executive Director, Strategic Planning and New Product Development. From 1997 to 2003, Mr. Musslewhite was employed at McKinsey & Company, where as an Associate Principal he served a range of clients across the consumer products and other industries, and was a leader in the firm’s marketing practice. Mr. Musslewhite has an A.B. degree in Economics from Princeton University and a J.D. from Harvard Law School.
     Scott A. Schirmeier was named Chief Marketing Officer in October 2006. Mr. Schirmeier joined us in 1995 and was our General Manager, Sales and Marketing, from June 2001 to October 2006. From 1995 to June 2001, Mr. Schirmeier held various management positions overseeing marketing, sales and relationship management functions, including Senior Director, Sales and Relationship Management from July 1998 to March 2000, and Executive Director, Sales and Marketing from March 2000 to June 2001. Mr. Schirmeier received a B.A. from Colby College.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and 10% stockholders to file forms with the Securities and Exchange Commission to report their beneficial ownership of our stock and any changes in beneficial ownership. Anyone required to file forms with the Securities and Exchange Commission must also send copies of the forms to us. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2007.
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
Code of Ethics
     We have adopted a code of ethics that applies to all of our senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and directors. We have filed a copy of this code of ethics as Exhibit 14.1 to our Form 10-K for fiscal 2004 with the Securities and Exchange Commission. To the extent permissible under Nasdaq rules, we intend to disclose amendments to this code of ethics, as well as any waivers of the provisions thereof, on our investor relations website under the heading “Investor Information — Governance” at www.advisoryboardcompany.com.
Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference to the information provided under the headings “Compensation Discussion and Analysis” and “Executive Compensation” of our Proxy Statement or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     Except as set forth below, the information required by this Item is incorporated by reference to the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2007.

Equity Compensation Plan Information
     The table below provides information about our compensation plans at March 31, 2007.

Number of
securities
	Number of		remaining
	securities to be	Weighted	available for
	issued upon	average exercise	future issuance
	exercise of	price of	under equity	Total
	outstanding	outstanding	compensation	securities
	options,	options,	plans (excluding	reflected in
	warrants and	warrants and	securities reflected	columns (a)
	rights	rights	in column (a))	and (c)
Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by stockholders	3,220,945	$38.95	1,684,164	4,905,109
Equity compensation plans not approved by stockholders	—	—	—	—

Total	3,220,945	$38.95	1,684,164	4,905,109

Item 13. Certain Relationships and Related Transactions.
     None.
Item 14. Principal Accounting Fees and Services.
     The information required by this Item is incorporated by reference to the information provided under the headings “Independent Registered Public Accounting Firm’s Fees and Services” of our Proxy Statement or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2007.
Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2006 and 2007
Consolidated Statements of Income for the years ended March 31, 2005, 2006 and 2007
Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2005, 2006 and 2007
Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2006 and 2007
Notes to Consolidated Financial Statements.
(a)(2) Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.
     Schedule II — Valuation and Qualifying Accounts
(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
*3.1	Certificate of Incorporation.

*3.2	Bylaws.

*4.1	Form of Common Stock Certificate.

+*10.1	Employment Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.

*10.2	Noncompetition Agreement, effective as of November 12, 2001, between Frank J. Williams and the Advisory Board Company.

*10.3	Noncompetition Agreement, effective as of November 12, 2001, between David G. Bradley and the Advisory Board Company.

*10.4	Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and the Advisory Board Company.

*10.5	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, as executed by The Advisory Board Company and each of Michael A. D’Amato, Jeffrey D. Zients, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.

*10.6	Stock Option Agreement, dated May 1, 2001, between David G. Bradley and the Advisory Board Company

+*10.7	Letter to Jeffrey D. Zients from The Advisory Board Company regarding vesting of unexercised options and Notice of Exercise for Non-qualified Stock Options, dated May 31, 2001, as amended by letter, dated July 30, 2001, to Jeffrey D. Zients from The Advisory Board Company.

*10.8	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Jeffrey D. Zients and The Advisory Board Company.

+*10.9	Class B Nonvoting Common Stock Option Exercise Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company, as amended by letter, dated July 30, 2001, to Michael A. D’Amato from The Advisory Board Company.

*10.10	Secured Promissory Note and Pledge Agreement, dated May 31, 2001, between Michael A. D’Amato and The Advisory Board Company.

+*10.11	The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as amended on October 31, 1997.

+*10.12	Form of Stock Option Agreement pursuant to The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as executed by The Advisory Board Company and each of Frank J. Williams, Jeffrey D. Zients, Michael A. D’Amato, Scott M. Fassbach, Richard A. Schwartz and Scott A. Schirmeier.

+*10.13	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan, adopted on June 1, 2001.

+*10.14	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan.

+*10.15	The Advisory Board Company Directors’ Stock Plan, adopted on June 1, 2001.

+*10.16	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company Directors’ Stock Plan, as executed by The Advisory Board Company and each of Jeffrey D. Zients and Michael A. D’Amato.

+*10.17	Option Repurchase Plan, dated March 31, 2001, between Richard A. Schwartz and The Advisory Board Company.

+*10.18	Equity Value Agreement, dated October 31, 1997, between Richard A. Schwartz and The Advisory Board Company.

+*10.19	Form of Liquid Markets Agreement, as executed by The Advisory Board Company and each of Scott M. Fassbach and Richard A. Schwartz.

+*10.20	Equity Repurchase Plan, dated August 1997, between Scott M. Fassbach and The Advisory Board Company.

*10.21	Registration Rights Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and the Advisory Board Company

*10.22	Cross Indemnity Agreement, dated July 1, 2001, among David G. Bradley, Jeffrey D. Zients, Michael A. D’Amato and The Advisory Board Company.

*10.23	Promissory Note, dated December 21, 1999, between David G. Bradley and The Advisory Board Company.

Exhibit
Number	Description of Exhibit
*10.24	Promissory Note, dated March 31, 2001, between Scott A. Schirmeier and The Advisory Board Company.

*10.25	Administrative Services Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.26	Vendor Contracts Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.27	Sublease Agreement, dated July 21, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.28	License Agreement, dated January 19, 1999, between The Corporate Executive Board Company and The Advisory Board Company.

*10.29	Lease Guaranty Agreement, dated June 25, 1998, between The Corporate Executive Board Company and The Advisory Board Company.

*10.30	Administrative Services Agreement, dated July 1, 2001, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.31	Lease Assignment Agreement, dated July 1, 1999, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.32	Sublease Agreement, dated January 1, 2000, between DGB Enterprises, Inc. and The Advisory Board Company.

*10.33	Form of Indemnity Agreement to be executed between The Advisory Board Company and certain officers, directors and employees.

+*10.34	Employee Stock Purchase Plan, adopted on October 25, 2001.

*10.35	Letter Agreement, dated October 25, 2001, between The Corporate Executive Board Company and The Advisory Board Company amending the Noncompetition Agreement, dated January 1, 1999, among The Corporate Executive Board Company, David G. Bradley and The Advisory Board Company.

**10.36	BB&T Loan Agreement, dated November 9, 2001, by and between Branch Banking and Trust Company and The Advisory Board Company.

^10.37	Agreement of Lease, dated October 20, 2003, between The Advisory Board Company and 2445 M Street Property LLC.

#10.38	2005 Stock Incentive Plan, as adopted on November 15, 2005.

+&10.39	Form of Restricted Stock Unit Standard Terms and Conditions.

+&10.40	Form of Restricted Stock Unit Agreement pursuant to the 2005 Stock Incentive Plan.

+%10.41	2006 Stock Incentive Plan, as adopted on November 15, 2006.

10.42	Collaboration Agreement with The Executive Board Company (Confidential treatment has been requested for portions of this agreement.)

^^14.1	Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Frank J. Williams Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael T. Kirshbaum Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Frank J. Williams and Michael T. Kirshbaum Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++99.9	Letter to the Securities and Exchange Commission regarding representations made by Arthur Andersen LLP.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on November 9, 2001.

**	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, as filed on February 13, 2002.

^	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, as filed on February 17, 2004.

^^	Incorporated by reference to the registrant’s annual report on Form 10-K, as filed on June 14, 2004.

+	Compensation arrangement.

++	Incorporated by reference to the registrant’s annual report on Form 10-K, as filed on May 10, 2002.

#	Incorporated by reference to the registrant’s current report on Form 8-K, as filed on November 17, 2005.

%	Incorporated by reference to the registrant’s current report on Form 8-K, as filed on November 17, 2006.

&	Incorporated by reference to the registrant’s current report on From 10-K, as filed on June 14, 2006

(b)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(c)	Financial Statement Schedules

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of The Advisory Board Company and Subsidiaries:
     We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Advisory Board Company and subsidiaries as of March 31, 2007 and 2006, and for each of the three years in the period ended March 31, 2007, and have issued our report thereon dated May 29, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Baltimore, Maryland
     May 29, 2007

THE ADVISORY BOARD COMPANY
SCHEDULE II — Valuation and Qualifying Accounts
(In thousands)

	Balance	Additions	Additions
	at	Charged	Charged to	Deductions	Balance
	Beginning	to	Other	From	at End of
	of Year	Revenue	Accounts	Reserve	Year
Year ending March 31, 2005
Allowance for uncollectible revenue	$1,650	$2,115	$—	$1,915	$1,850

	$1,650	$2,115	$—	$1,915	$1,850

Year ending March 31, 2006
Allowance for uncollectible revenue	$1,850	$1,820	$—	$1,720	$1,950

	$1,850	$1,820	$—	$1,720	$1,950

Year ending March 31, 2007
Allowance for uncollectible revenue	$1,950	$2,351	$—	$1,963	$2,338

	$1,950	$2,351	$—	$1,963	$2,338

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of May 30, 2007.

The Advisory Board Company
/s/ Frank J. Williams
Frank J. Williams, Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Frank J. Williams Frank J. Williams	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 30, 2007

/s/ Michael T. Kirshbaum Michael T. Kirshbaum	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2007

/s/ Marc N. Casper Marc N. Casper	Director	May 30, 2007

/s/ Peter J. Grua Peter J. Grua	Director	May 30, 2007

/s/ Kelt Kindick Kelt Kindick	Lead Director	May 30, 2007

/s/ Mark R. Neaman Mark R. Neaman	Director	May 30, 2007

/s/ Leon D. Shapiro Leon D. Shapiro	Director	May 30, 2007

/s/ LeAnne M. Zumwalt LeAnne M. Zumwalt	Director	May 30, 2007