Form 10-K/A
period 2007-03-31
ADVISORY BOARD CO
filed 2007-07-30
CIK 1157377

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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share
Name of each exchange on which registered: NASDAQ
Securities registered pursuant to Section 12(g) of the Act: Not applicable
(Title of class)
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
As of May 21, 2007, The Advisory Board Company had outstanding 18,063,170 shares of Common Stock, par value $0.01 per share.

Explanatory Note
The Registrant filing this amendment No. 1 to its Annual Report on Form 10-K solely to include the information required by items 11 through 14 of Part III of the Annual Report on Form 10-K, because the Registrant’s definitive proxy statement will not be filed by July 29, 2007 (i.e., within 120 days after the end of the Registrant’s 2007 fiscal year) pursuant to Regulation 14A.

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

Item 11. Executive Compensation
Compensation Discussion and Analysis
     The section presents information concerning compensation and benefits awarded to our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and the three other most highly compensated persons who served as executive officers during fiscal 2007. Together these individuals comprise the “named executive officers” (“NEOs”), whose compensation is reported in the tables and narratives that follow this discussion. This discussion includes all elements of the Company’s compensation to these officers, including, among other things, our compensation philosophy, the overall objectives of our compensation program, each element of compensation, and how the Company determines the amount to pay for each compensation element.
Compensation Philosophy
     Our compensation and benefit plans are designed to create value for our shareholders in three primary ways: by attracting and retaining highly qualified executives with competitive total compensation packages; by motivating executives to achieve short and longer-term business goals set by the Company; and by aligning annual and longer-term compensation payments with individual and Company performance.
     As a growth company, we are committed to building compelling long-term wealth creation opportunities for all levels of the executive ranks. We believe that a mixture of cash compensation and equity compensation is an effective mechanism for driving executive performance in support of stockholder value, as cash compensation rewards annual performance, and equity compensation is generally used to reward and drive future performance over a longer period of time.
     Our compensation and benefit programs are designed to be cost effective while still seeing that the interests of our employees are maintained. We do not offer expensive post-employment programs and provide few perquisites and other personal benefits.
The Annual Compensation Process
     The Compensation Committee of our Board, composed of independent directors, is responsible for guiding and overseeing the formulation and application of the compensation and benefit programs for our NEOs. The Compensation Committee has worked with the Company’s CEO, COO and Executive Director of Human Resources (“EDHR”) to design compensation programs that encourage high performance, promote accountability, and provide that executive interests are aligned with the interests of our stockholders. We review NEO compensation for consistency with our compensation philosophy, Company and individual performance, changes in the market, changes in executives’ individual responsibilities, and total cost to shareholders.
     The Compensation Committee meets twice annually with the full board to review compensation for our NEOs. The Compensation Committee reviews qualitative and quantitative performance evaluations for each NEO presented by management, establishes the appropriate aggregate and individual compensation levels for the current year, and recommends the final plan for approval by the full Board of Directors.
Elements of Total Compensation
     The compensation package for our NEOs consists primarily of four components: salary, a potential annual cash incentive bonus, equity participation in the form of stock options and restricted stock units (“RSUs”), and other benefits. Each component is designed to achieve a specific purpose and to contribute to a total compensation package that rewards individual performance, reflects overall Company performance, and encourages long-term retention.
Salary
     Salaries are designed to attract highly qualified executives and to recognize the scope of their responsibilities and impact on the business over time. Salaries for each NEO position are set based upon the nature and breadth of the position, relevant career experience, Company and individual performance, defined salary ranges assigned to the position, internal equity considerations, and past and future contributions to our success. Based upon these factors, the CEO recommends NEO salary levels (other than for himself) to the Compensation Committee, which then makes recommendations to the full Board of Directors for approval, and the Compensation Committee makes CEO salary recommendations to the independent members of the Board for approval.

Non-Equity Incentive Compensation
     Messrs. Williams, Felsenthal and Kirshbaum are eligible to receive annual incentive compensation. Annual performance incentives serve to motivate executives as well as to increase stockholder returns by focusing executive performance on the attainment of goals identified as having a positive impact on our short and long-term business needs. Messrs. Fassbach and Schwartz do not have bonus pools under the compensation plans developed specifically for them by the company’s original owner and prior to the 2001 initial public offering. As with Messrs. Williams, Felsenthal and Kirshbaum, we use equity compensation plans to align Messrs. Fassbach and Schwartz with shareholder interests and to incent their long-term retention.
     Annual bonus pools for each position are established based upon the nature of the position, scope of responsibility, relevant career experience, and Company and individual performance. At the start of each fiscal year, the Compensation Committee establishes a total incentive pool for each NEO, as well as target payout levels tied to qualitative and quantitative performance metrics. At the conclusion of each fiscal year, the CEO reviews the performance evaluation of each of the other NEOs and makes incentive payout recommendations to the Compensation Committee, which then makes recommendations to the full Board of Directors for approval. For the CEO’s incentive payout, the Compensation Committee reviews the CEO’s performance evaluation and makes recommendations to the independent members of the Board for approval.
     For fiscal 2007, Mr. Williams’ performance evaluation criteria included: revenue, contract value, earnings per share, and operating margin results; long-term strategic planning; new program development and growth plan execution; talent management; and shareholder relations. Mr. Williams received an incentive payment of $350,000 out of his total pool of $500,000.
     Mr. Felsenthal’s fiscal 2007 performance evaluation criteria included: revenue, contract value, earnings per share, and operating margin results; new sales and renewal performance; long-term strategic planning; product quality scores; individual program performance; new program development and product innovation; operational performance; and talent management. Mr. Felsenthal received an incentive payment of $140,000 out of his total pool of $150,000.
     Mr. Kirshbaum’s fiscal 2007 performance evaluation criteria included revenue, contract value, earnings per share, cash flow, and operating margin results; resource allocation and investment decisions; financial reporting; and shareholder relations. Mr. Kirshbaum received an incentive payment of $45,000 out of his total pool of $50,000.
Share-based Incentive Compensation
     The use of share-based awards is an important component of our overall compensation program. We believe equity compensation aligns employees’ actions with shareholder interests by focusing on the long-term growth of the Company, and serves to attract, retain, and motivate highly qualified executives. In fiscal 2007, our share-based incentive compensation plan included the use of stock options and RSUs.
     We believe that the combination of stock options and RSUs is a powerful compensation tool. Stock options provide the holder with a strong performance-based reward since the value of a stock option depends upon an increase in our stock price from the price on the date of grant. Similarly, the fair value of an RSU fluctuates with the stock price, maintaining alignment with shareholders, while at the same time creating more stability for retention purposes, as an RSU provides value with both increases and decreases in the stock price.
     Stock options and RSU awards are granted each year based upon the competitive long-term incentive value for each executive’s position. Individual contribution to longer-term Company objectives, as well as performance, trajectory, and the potential to have a greater impact on Company performance over time, is considered when determining eligibility to participate in annual grants. The size of an annual share-based compensation award and relative mix between stock options and RSUs is determined by position and underlying responsibilities, recognizing the different levels of contribution to the achievement of performance goals and is discretionary and based on the subjective evaluation of the above factors. The CEO, COO and EDHR recommend award grants for the NEOs (other than themselves) to the Compensation Committee, which then makes recommendations to the full Board of Directors, which has final approval authority for these recommendations. For the COO and EDHR, the CEO recommends award grants to the Compensation Committee, which then makes recommendations to the full Board of Directors. For the CEO’s equity award, the Compensation Committee makes recommendations to the independent members of the Board for approval.
     Generally, our share-based compensation awards vest 25% per year beginning one year from the date of grant. With vesting over four years, the value of a share-based compensation award may only be realized by the executive so long as the executive’s employment with the Company continues, creating a strong retention incentive. All equity grants awarded in fiscal 2007 to Messrs. Fassbach, Kirshbaum and Schwartz vest over four years. Equity grants awarded to Mr. Felsenthal in fiscal 2007 cliff vest after three years to encourage retention in conjunction with his recent promotion to COO.

Grants of Equity-Based Awards
     Equity-based awards are granted in March each year, following the regularly-scheduled Compensation Committee meeting in late February. This meeting date follows the issuance of the release reporting our earnings and results during the previous calendar year. The Compensation Committee believes that it is appropriate that annual awards be made at a time when material information regarding our performance during the preceding calendar year has been disclosed. We do not otherwise have any program, plan, or practice to time annual grants to our executives in coordination with the release of material non-public information.
     All awards under our equity compensation plans are granted with an exercise price equal to the fair market value of our common stock on the date of the grant. Fair market value is determined to be the closing market price of a share of our common stock on the date of grant. We do not have any program, plan, or practice of awarding stock options and setting the exercise price based on the stock’s price on a date other than the grant date. We do not have a practice of determining the exercise price of grants by using average prices or lowest prices of our common stock in a method preceding, surrounding, or following the grant date.
Allocation between cash and non-cash compensation and between annual and long-term compensation
     We do not target a specific allocation between cash and non-cash compensation, or between annual and long-term compensation by position. We evaluate each component of compensation together with total overall compensation and consider internal factors that may cause us to target a particular element of an executive’s compensation for specific treatment. These internal factors include the executive’s operating responsibilities, management level, and unique contribution for the time period in question. While there is no specific targeted mix between annual and long-term compensation by individual executive position, we vary annual and long-term compensation mix by level. In general, as seniority levels increase, more weight is placed on equity compensation and retention.
     In fiscal 2007, the allocation breakdown for the five NEOs is as follows (based on the valuation methodology used and described in the Summary Compensation Table):
•	The CEO received 32% of total compensation in the form of cash compensation and the remaining 68% in non-cash compensation.

•	The other NEOs received between 53% and 62% of total compensation in the form of cash compensation and the remaining 47% to 38% in non-cash compensation.
     The mix of compensation ultimately realized by the NEO’s is determined by a combination of individual and Company-wide performance over time.
Factors that trigger changes in compensation
     There are several factors that we evaluate to determine changes in compensation. These include promotions, performance-based increases to salary, changes in general market trends concerning compensation, and internal considerations such as changes in the executive’s responsibilities.
Impact of accounting and tax issues on executive compensation
     In establishing individual executives’ compensation levels, we do not explicitly consider accounting and tax issues. However, we do analyze the overall expense arising from aggregate executive compensation levels and awards and the components of our compensation programs.
     Additionally, we have considered the impact of Section 162(m) of the Internal Revenue Code (the “Code”). The 2005 and 2006 Stock Incentive Plans have been approved by stockholders; as a result, we believe that stock options are qualified for a performance-based deduction and are not subject to Section 162(m) of the Code. However, to maintain flexibility in compensating our key executives, it is not a stated policy that all compensation must be deductible.
Other Benefits
     The NEOs participate in the same Company-wide benefit plans designed for all of our full-time employees. Additionally, we provide a limited number of Company-sponsored insurance, retirement and other benefit plans to executives. We believe that it is more cost-effective to pay our executives a highly competitive salary, bonus and long-term incentive than maintain expensive retirement programs. We do not maintain a defined benefit plan. The total costs to us associated with providing these benefits to the NEOs was less than $10,000 for each NEO in fiscal 2007.

Insurance Plans
     The core insurance package includes health, dental, disability and basic group life insurance coverage generally available to all employees. The NEOs are eligible to participate in our company-wide personal medical, dental, life, disability insurance plans and other broad-based benefit plans. Under certain broad-based benefit plans, participants, including the NEOs, may purchase higher levels of coverage.
Retirement Plans
     We provide retirement benefits to executives through a 401(k) plan, which gives employees the opportunity to save for retirement on a tax-favored basis. Executives may elect to participate in the 401(k) plan on the same basis as all other employees. In fiscal 2007, we provided a discretionary matching contribution to our employees equal to 50% of an employee’s contribution up to a maximum of 4% of salary.
Executive Perquisites and Other Compensation
     Perquisites and other personal benefits do not comprise a significant aspect of our executive compensation program. Historically, we have kept the number and value of executive perquisites to a minimum. The perquisites that are provided to our NEOs are limited to items that enable them to balance their personal, business, and travel schedules and to promote their continued good health. The incremental costs to us associated with providing each of these perquisites to the NEOs was less than $10,000 for each NEO in fiscal 2007.
Employment Agreements
     We have entered into an employment agreement with our CEO, which is described in more detail under the headings “Potential Payments upon Termination of Employment or a Change of Control” and in the narrative following the Summary Compensation Table. This employment agreement sets forth the material terms of the employment relationship and also provides for payments and other benefits if Mr. Williams’ employment terminates for a qualifying event or circumstance, such as being terminated without cause. In return for the post-termination arrangement, our CEO covenants not to compete or solicit our employees for two years. The Company believes that the employment agreement is an important part of overall compensation for our CEO. We believe that this agreement will help to secure the continued employment and dedication of our CEO prior to or following a change of control. We believe that this agreement is fair to the CEO and to our stockholders because it provides relatively modest financial protection to our CEO in exchange for the restrictive covenants which protect the Company.
     The Company has also agreed with our COO to provide for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without cause, which is described in more detail under the headings “Potential Payments upon Termination of Employment or a Change of Control”
     All of our NEOs are parties to agreements with us concerning exclusive services, confidential information, business opportunities, noncompetition, non-solicitation and work product. These agreements prohibit those individuals from competing with us or soliciting our employees during their tenure as employees or members of our Board of Directors, as the case may be, and, if the individual is terminated for cause or resigns, for a period of three years thereafter. These agreements also provide that the NEOs will not disclose any of our confidential or proprietary information. If a NEO’s employment is terminated by the Company without cause, the Company may require the officer not to compete for up to two one-year periods, provided that the Company pays 125% of the NEO’s then annual base salary for each such one-year period.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based on the review and discussions, the Compensation Committee recommended to the Company’s Board that the CD&A be included in the Annual Report on Form 10-K.
COMPENSATION COMMITTEE MEMBERS
Marc N. Casper
Peter J. Grua
Kelt Kindick
Leon D. Shapiro

Summary Compensation Table
The following table presents certain information concerning compensation earned for services rendered for fiscal 2007 by our Chief Executive Officer, Chief Financial Officer and the three other most highly paid executive officers during fiscal 2007 (the “Named Officers”).

			Stock	Option	Non-Equity	All Other
			Awards	Awards	Incentive Plan	Compensation
Name and Principal Position	Year	Salary	(1)	(2)	Compensation	(3)	Total
Frank J. Williams	2007	$550,000	—	$1,973,465	$350,000	$6,654	$2,880,119
Chairman and Chief Executive Officer

Michael T. Kirshbaum	2007	$175,000	$25,639	$141,310	$45,000	$4,348	$391,297
Chief Financial Officer

Scott M. Fassbach	2007	$535,600	$33,791	$287,116	—	$7,069	$863,576
Chief Research Officer

David L. Felsenthal	2007	$365,000	$75,645	$371,852	$140,000	$6,436	$958,933
Chief Operating Officer

Richard A. Schwartz	2007	$482,040	$43,735	$302,142	—	$6,887	$834,804
Executive Vice President

(1)	Amounts reflect the compensation cost for RSUs recognized in fiscal 2007 for financial statement purposes in accordance with FAS 123(R) for awards granted in and prior to fiscal 2007. Assumptions used in the calculation of these amounts are included in Note 11 to our audited consolidated financial statements for the year ended March 31, 2007.

(2)	Amounts reflect the compensation cost for stock options recognized in fiscal 2007 for financial statement purposes in accordance with FAS 123(R) for awards granted in and prior to fiscal 2007. Assumptions used in the calculation of these amounts are included in Note 11 to our audited consolidated financial statements for the year ended March 31, 2007.

(3)	Includes for each NEO matching contributions made under our 401(k) plan and Company-paid premiums under a long-term disability plan.
     Employment Agreement with Frank J. Williams. Certain of the elements of compensation set forth in the Summary Compensation Table above and in the Grants of Plan-Based Awards table below reflect the terms of the employment agreement between the Company and Mr. Williams.
     In addition to his role as Chairman of the Board of Directors, Mr. Williams is employed as our Chief Executive Officer pursuant to the terms of an employment agreement which continues in effect until his termination or separation from the Company. Under the terms of the employment agreement, Mr. Williams received an annual salary of $550,000 in fiscal 2007. Mr. Williams’ annual salary is subject to periodic increase at the discretion of the independent members of the Board of Directors, and upon recommendation by the Compensation Committee. Mr. Williams’ employment agreement also provides for an annual discretionary bonus. In fiscal 2007, Mr. Williams was awarded a bonus of $400,000 based on an evaluation of his performance using the criteria discussed in the CD&A under the heading “Non-Equity Incentive Compensation.” The independent members of the Board of Directors, upon recommendation of the Compensation Committee, determine the level of equity to be granted to the CEO consistent with the factors discussed in the CD&A under the heading “Share-based Incentive Compensation.” Mr. Williams was not granted any equity awards during fiscal 2007 as his grant during fiscal 2006 was intended to cover multiple years. The employment agreement also requires Mr. Williams to devote his efforts and abilities to us on a full-time basis

     Mr. Williams’ employment agreement also provides terms for payments and other benefits if his employment terminates for a qualifying event or circumstance, described in more detail under the heading “Potential Payments upon Termination of Employment or a Change of Control”.
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
Grants of Plan-Based Awards in Fiscal 2007
     The following table sets forth information regarding grants of stock options and RSUs to the NEOs in fiscal 2007.

						Grant
		Estimated Potential				Date
		Payouts Under Non-Equity	All Stock Awards:	All Option Awards:	Exercise on	Fair Value of
		Incentive Plan Awards	Number of Stock	Number of Securities	Base Price	Stock Option
	Grant	Target	or Units	Underlying Options	Of Option	Awards
Name	Date	(1)	(2)	(3)	Awards	(4)
Frank J. Williams Cash Bonus		$500,000

Michael T. Kirshbaum Cash Bonus		$50,000
Option Grant	3/6/2007		—	14,700	$51.56	$238,140
RSU Grant	3/6/2007		2,100	—	—	$108,276

Scott M. Fassbach Option Grant	3/6/2007		—	16,100	$51.56	$227,976
RSU Grant	3/6/2007		2,300	—	—	$118,588

David L. Felsenthal Cash Bonus		$150,000
Option Grant	3/6/2007		—	30,000	$51.56	$519,000
RSU Grant	3/6/2007		15,000	—	—	$773,400

Richard A. Schwartz Option Grant	3/6/2007		—	17,500	$51.56	$228,331
RSU Grant	3/6/2007		2,500	—	—	$128,900

(1)	Amounts set forth in these columns represent the total annual cash incentive compensation amounts that potentially could have been earned in fiscal 2007 based upon the achievement of performance goals as previously described in the CD&A under the heading “Non-Equity Incentive Compensation.” The amounts of annual cash incentive compensation earned in fiscal 2007 by our NEOs have been determined and were paid in June and July of 2007, and are included in the “Non-Equity Incentive Plan Compensation” column of the fiscal 2007 Summary Compensation Table.

(3)	In the case of Messrs. Kirshbaum, Fassbach and Schwartz, stock awards consist of RSUs that vest in one-quarter increments on the first, second, third and fourth anniversary of the grant date. In the case of Mr. Felsenthal, stock awards consist of RSUs that vest 100% on the third anniversary of the grant date.

(3)	Option awards for Messrs. Fassbach, Kirshbaum and Schwartz consist of stock options that become exercisable in one-quarter increments on the first, second, third and fourth anniversary of the grant date. The option award for Mr. Felsenthal consists of stock options that become exercisable on the third anniversary of the grant date. The exercise price was based on the closing price of ABCO common stock as reported on the NASDAQ on the date of the grant.

(4)	The dollar values of stock and option awards disclosed in this column are equal to the grant date fair value computed in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note 11 to our audited consolidated financial statements for the year ended March 31, 2007.

Outstanding Equity Awards at March 31, 2007
     The following table sets forth information regarding the number of shares of unexercised stock options and the number of shares and the value of unvested RSUs held by the NEOs at March 31, 2007.

			Option Awards			Stock Awards
		Number of	Number of
		Securities	Securities				Market Value of
		Underlying	Underlying			Number of Shares	Shares or Units
		Unexercised	Unexercised	Option	Option	Or Units of Stock	of Stock that
		Options:	Options:	Exercise	Expiration	That Have	Have Not
Name		Exercisable	Unexercisable	Price	Date	Not Vested	Vested (1)
Frank J. Williams		56,690	—	$7.13	5/30/2008	—	—
		65,000	—	$19.00	11/12/2011	—	—
		50,000	—	$32.40	2/18/2013	—	—
	(2)	42,500	42,500	$34.81	3/6/2014	—	—
	(3)	—	90,000	$39.45	3/14/2012	—	—
	(4)	68,750	206,250	$53.72	3/9/2013	—	—
Michael T. Kirshbaum		4,726	—	$11.88	8/31/2008
		3,000	—	$19.00	11/12/2011
		6,000	—	$29.28	2/3/2013
	(2)	4,500	4,500	$34.81	3/6/2014
	(3)	—	11,000	$39.45	3/14/2012
	(5)	—	7,350	$51.56	3/6/2012
	(6)	—	7,350	$51.56	3/6/2014
	(4)	3,125	9,375	$53.72	3/9/2013
						1,800	$91,116
						2,100	$106,302
David L. Felsenthal		42,296	—	$7.13	5/30/2008
		17,000	—	$19.00	11/12/2011
		16,000	—	$32.40	2/18/2013
	(2)	13,500	13,500	$34.81	3/6/2014
	(3)	—	27,000	$39.45	3/14/2012
	(7)	—	30,000	$51.56	3/6/2014
	(4)	7,875	23,625	$53.72	3/9/2013
						4,500	$227,790
						15,000	$759,300
Scott M. Fassbach		6,019	—	$32.40	2/18/2013
	(2)	13,500	13,500	$34.81	3/6/2014
	(3)	—	23,000	$39.45	3/14/2012
	(8)	—	16,100	$51.56	3/6/2012
	(4)	4,025	12,075	$53.72	3/9/2013
						2,300	$116,426
						2,300	$116,426
Richard A. Schwartz		12,000	—	$32.40	2/18/2013
	(2)	12,500	12,500	$34.81	3/6/2014
	(3)	—	23,000	$39.45	3/14/2012
	(8)	—	13,125	$51.56	3/6/2012
	(9)	—	4,375	$51.56	3/6/2014
	(4)	5,250	15,750	$53.72	3/9/2013
						$3,000	$151,860
						$2,500	$126,550

(1)	Based on the closing market price of $50.62 on March 31, 2007.

(2)	Unexercisable stock options vest on February 15, 2008.

(3)	Unexercisable stock options vest in equal increments on February 15, 2008 and 2009.

(4)	Unexercisable stock options vest in equal increments on March 9, 2008, 2009 and 2010.

(5)	Unexercisable stock options vest in equal increments on March 6, 2008 and 2009.

(6)	Unexercisable stock options vest in equal increments on March 6, 2010 and 2011.

(7)	Unexercisable stock options vest on March 6, 2010.

(8)	Unexercisable stock options vest in equal increments on March 6, 2008, 2009 and 2010.

(9)	Unexercisable stock options vest on March 6, 2011.

Option Exercises and Stock Vested in fiscal 2007
     The following table sets forth information regarding the number and value of stock options exercised and stock vested for each NEO in fiscal 2007.

	Option Awards		Stock Awards
	Number of Shares
	Acquired on	Value Realized	Number of Shares	Value Realized
Name	Exercise	on Exercise	Acquired on Vesting	on Vesting
Frank J. Williams	192,500	$8,663,874	—	—
Michael T. Kirshbaum	—	—	—	—
David L. Felsenthal	47,656	$2,155,165	—	—
Scott M. Fassbach	72,981	$3,058,035	—	—
Richard A. Schwartz	5,263	$182,587	—	—
No RSUs vested in fiscal 2007.
Board of Directors Compensation
     The Board, or the Compensation Committee to the extent authorized by the Board, sets directors’ compensation under The Advisory Board Company 2005 and 2006 Stock Incentive Plan and such other arrangements as are deemed to be appropriate. For fiscal 2007, non-employee directors received an annual grant of options to purchase 10,000 shares of common stock and a $15,000 annual retainer. To date, directors who are not employees have received initial grants of options to purchase shares of common stock upon becoming a director ranging from 25,000 to 40,416.
     In July 2004, the Board established the position of Lead Director which is to be filled in the event the position of Chairman of the Board and the office of Chief Executive Officer are held by the same person. Mr. Kindick currently serves as our Lead Director. The Lead Director’s role is to preside at meetings of non-management members of the Board, and to perform other similar functions as deemed appropriate by the Board. In lieu of the director’s compensation described above, in fiscal 2007 the Lead Director received an annual grant of options to purchase 25,000 shares of common stock, and was paid an annual fee of $20,000.
     Directors who are also employees in other capacities, which includes only Mr. Williams, who is the Chairman of our Board of Directors and Chief Executive Officer, do not receive additional compensation for their service on the Board of Directors. Compensation paid to Mr. Williams for fiscal 2007 is described above in Item 11.
     The following table sets forth the compensation paid to our Directors during fiscal 2007. All option awards were made under our 2005 Incentive Stock Plan and Director’s Stock Plan.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name		(1)
Marc N. Casper	$15,000	$112,103	$127,103
Peter J. Grua	$15,000	$97,509	$112,509
Kelt Kindick	$20,000	$280,257	$300,257
Mark R. Neaman	$15,000	$112,103	$127,103
Leon D. Shapiro	$15,000	$112,103	$127,103
LeAnne M. Zumwalt	$15,000	$112,103	$127,103

(1)	Amounts reflect the compensation cost for stock options recognized in fiscal 2007 for financial statement purposes in accordance with FAS 123R. The aggregate number of stock options held by the non-employee directors at March 31, 2007 was as follows: Mr. Casper (80,416), Mr. Grua (25,000), Mr. Kindick (145,208), Mr. Neaman (60,416), Mr. Shapiro (60,416) and Ms. Zumwalt (90,416).

Potential Payments Upon Termination of Employment or Change of Control
Option Plans
The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan, The Advisory Board Company 2005 Stock Incentive Plan and The Advisory Board Company 2006 Stock Incentive Plan
     In the event that there is any change in the number or kind of the outstanding shares of our common stock, whether by reason of merger, consolidation or otherwise, then the plan administrator of The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan, The Advisory Board Company 2005 Stock Incentive Plan and The Advisory Board Company 2006 Stock Incentive Plan (collectively, the “Plans”) shall determine the appropriate adjustment, if any. In addition, in the event of such a change, the plan administrator may accelerate the time or times at which any option granted under the Plans may be exercised and may provide for cancellation of accelerated options that are not exercised within a time prescribed by the plan administrator in its sole discretion.
Individual Arrangements

Frank J. Williams
     Mr. Williams is employed as our Chief Executive Officer pursuant to the terms of an employment agreement which continues in effect until his termination or separation from the Company. Pursuant to this agreement, if Mr. Williams is terminated without cause, the employment agreement provides that he will continue to receive his base salary for one year after the date of termination and that all the options granted to him will vest and become exercisable.
     Upon a change of control, 50% of all unexercisable options granted to Mr. Williams will vest and immediately become exercisable on the date of the change of control, and the remaining 50% of all unexercisable options granted to him will vest and immediately be exercisable on the second anniversary of the change of control. For this purpose, a change of control includes the acquisition by any person of more than 50% of our stock or substantially all of our assets or a merger of the Company, but does not include a purchase or merger with another company if Mr. Williams is appointed the chief executive officer of the successor or combined entity.
David L. Felsenthal
     The Company has agreed with Mr. Felsenthal to provide certain terms for payments and other benefits if his employment terminates for a qualifying event or circumstance. The agreement provides that all equity awards granted to Mr. Felsenthal will vest immediately and become fully exercisable (a) upon his termination without cause, (b) upon a reduction in his base salary, or (c) in the case of a change of control, if the company fails to continue to employ him in an executive position with an overall level of authority and responsibilities reasonably equivalent to his position prior to the change of control. In addition, following a change of control, if each of Jeffrey Zients, Michael D’Amato, and Frank Williams cease to be an active officer or director of the Company, all equity awards granted to Mr, Felsenthal will vest and become fully exercisable at such date that is six months after the last date that any of Messrs. Zients, D’Amato, or Williams have active involvement in the company, provided that Mr. Felsenthal continues to be an active employee during such six month period. For this purpose, a change of control includes the acquisition by any person of more than 50% of our stock or substantially all of our assets or a merger of the Company. As of March 31, 2007, Messrs Zients and D’Amato are not acting as officers or directors of the Company.

     The table below reflects the amount of compensation that would become payable to each of the NEOs under existing plans and arrangements if one of the events described in the table had occurred on March 31, 2007, given the NEO’s compensation as of such date and, if applicable, based on the Company’s closing stock price on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment or change of control, including then-exercisable stock options, and benefits available generally to salaried employees, such as distributions under the company’s 401(k) plan. In addition, in connection with any actual termination of employment or change of control transaction, the Company may determine to enter into an agreement or to establish an arrangement providing additional benefits or amounts, or altering the terms of benefits described below, as the Board of Directors determines appropriate.
     The actual amounts that would be paid upon a NEO’s termination of employment or in connection with a change of control can be determined only at the time of any such event. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, the company’s stock price and the executive’s then current position and salary.

	Before Change of Control	After Change of Control
	Termination		Termination
Name/Benefit	Without Cause	No Termination	Without Cause
Frank J. Williams
Salary	$550,000	—	$550,000
Vesting of Stock Options (1)	$1,677,225	$1,677,225	$1,677,225
Michael T. Kirshbaum
Vesting of RSU’s (2)	—	—	$197,418
Vesting of Stock Options (1)	—	—	$194,015
Scott M. Fassbach
Vesting of RSU’s (2)	—	—	$232,852
Vesting of Stock Options (1)	—	—	$470,345
David L. Felsenthal (3)
Vesting of RSU’s (2)	$987,090	—	$987,090
Vesting of Stock Options (1)	$515,025	—	$515,025
Richard A. Schwartz
Vesting of RSU’s (2)	—		$278,410
Vesting of Stock Options (1)	—		$454,535

(1)	The columns titled “Before Change of Control: Termination Without Cause” and “After Change of Control: Termination Without Cause” assume that the market price per share of the Company’s common stock on the date of termination of employment was equal to the closing price of the Company’s common stock on March 31, 2007 ($50.62) and the value is based upon the difference between $50.62 and the exercise price of the unvested stock options held by the NEO. The column titled “After Change of Control: No Termination” assumes that the market price per share of the Company’s stock on both the date of Change of Control and the second anniversary of the Change of Control was equal to the closing price of the Company’s common stock on March 31, 2007 ($50.62) and the value is based upon the difference between $50.62 and the exercise price of the unvested stock options held by the NEO.

(2)	The columns titled “Before Change of Control: Termination Without Cause” and “After Change of Control: Termination Without Cause” assume that the market price per share of the Company’s common stock on the date of termination of employment was equal to the closing price of the Company’s common stock on March 31, 2007 ($50.62).

(3)	Certain provisions in our agreement with Mr. Felsenthal concerning continued employment of Mesrs. Zients, D’Amato, and Williams are treated as “Termination Without Cause” as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of May 21, 2007 (except as otherwise noted below), by (i) each person known to the Company to own beneficially more than 5% of the Company’s common stock, (ii) each NEO (as defined in the section of this Annual Report on Form 10-K entitled “Executive Compensation”), (iii) each director or director nominee and (iv) all current directors and executive officers as a group.

	Amount and Nature of
	Beneficial Ownership (1)		Total Equity Stake (2)
Name of Beneficial Owner	Number	Percent	Number	Percent
Frank J. Williams	282,940	1.5%	621,690	3.3%
Marc N. Casper	70,416	*	80,416	*
Peter J. Grua	25,000	*	25,000	*
Kelt Kindick	120,208	*	145,208	*
Mark R. Neaman	50,416	*	60,416	*
Leon D. Shapiro	50,416	*	60,416	*
LeAnne M. Zumwalt	80,416	*	90,416	*
Scott M. Fassbach	23,160	*	91,860	*
David L. Felsenthal	85,882	*	198,382	1.1
Michael T. Kirshbaum	19,920	*	65,945	*
Richard A. Schwartz	33,500	*	107,000	*
Morgan Stanley & Co. (3)	2,003,880	10.7	2,003,880	10.7
T. Rowe Price Associates, Inc. (4)	1,632,650	8.7	1,632,650	8.7
TimesSquare Capital Management, LLC (5)	1,245,162	6.7	1,245,162	6.7
Delaware Capital Management Holdings Co, Inc. (6)	1,045,772	5.6	1,045,772	5.6
All directors, director nominees and executive officers as a group (11 people)	817,274	4.3	1,546,749	7.8

*	Indicates ownership of less than 1%

(1)	Unless indicated otherwise, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. Beneficial ownership includes all options and restricted stock units held by a stockholder that are currently exercisable or become exercisable or vested within 60 days of May 21, 2007 as follows: Mr. Williams, 282,940 shares; Mr. Casper, 70,416 shares; Mr. Grua, 0 shares; Mr. Kindick, 120,208 shares; Mr. Neaman, 50,416 shares; Mr. Shapiro, 50,416 shares; Ms. Zumwalt, 80,416 shares; Mr. Fassbach, 22,789 shares; Mr. Felsenthal, 85,882 shares; Mr. Kirshbaum, 18,801 shares; Mr. Schwartz, 30,500 shares; and all current directors and executive officers as a group, 828,409 shares.

(2)	The Total Equity Stake column indicates the number of shares owned assuming the exercise of all options and restricted stock units, whether vested or unvested, without regard to whether or not the options and restricted stock units are exercisable within 60 days. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options and restricted stock units are deemed to be outstanding, whether vested or unvested and without regard to whether or not the options and restricted stock units are exercisable within 60 days.

(3)	Based soley on information reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007 by Morgan Stanley & Co. (“Morgan Stanley”). Morgan Stanley has sole voting power over 1,872,180 of these shares and sole dispositive power over 2,003,880 of these shares. The address of Morgan Stanley is 1585 Broadway, New York, NY 10036.

(4)	Based soley on information reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2007 by T. Rowe Price Associates, Inc. (“Price Associates”). These securities are owned by various individual and institutional investors to which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Price Associates may be deemed to own 1,632,650 shares, with sole voting power over 523,110 shares and sole power to dispose of 1,632,650 shares. The address of T. Rowe Price Associates is 100 E. Pratt Street, Baltimore, MD 21202.

(5)	Based soley on information reported in a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2007 by TimesSquare Capital Management, LLC. (“TimesSquare”). TimesSquare has sole voting power over 1,119,962 of these shares and sole dispositive power over 1,245,162 of these shares. The address of TimesSquare is 1177 Avenue of the Americas, 39th floor, New York, NY 10036.

(6)	Based solely on information reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2007 by Delaware Management Holdings Co., Inc. (“Delaware Management”). Delaware Management has sole voting power over 1,039,971 of these shares and sole dispositive power over 1,045,772 of these shares. The address of Delaware Management is 2005 Market Street, Philadelphia, PA 19103.

Item 13. Certain Relationships and Related Transactions and Director Independence
Related Transactions
     The Board is responsible for overseeing transactions with related persons that may require disclosure under applicable SEC rules, but the Company has not adopted formal written policies and procedures for reviewing and approving these types of transactions. Since the beginning of the last fiscal year, there have not been any related persons transactions.
Director Independence
     The Board has determined that each of the following non-employee directors has no material relationship with the Company and is independent within the meaning of NASDAQ director independence standards: Marc N. Casper, Peter J. Grua, Kelt Kindick, Mark R. Neaman, Leon D. Shapiro and LeAnne M. Zumwalt. In assessing independence, the Board considered that Mr. Neaman is President and Chief Executive Officer of Evanston Northwestern Healthcare Corporation, a $1 billion provider of healthcare services which includes three hospitals, a 500-physician multi-specialty group practice, a $100 million foundation, a research institute and is an academic affiliate of Northwestern University, where he holds a faculty position as a Senior Fellow. Evanston Northwestern Hospital is a member of various of our membership programs, and the fees received from Evanston Northwestern Healthcare Corporation represented less than 1% of the Company’s total revenue during fiscal 2007.
Item 14. Principal Accounting Fees and Services.
     Fees paid to our independent auditors, Ernst & Young, LLP, for each of the past two fiscal years are set forth below.

	Fiscal Year Ended March 31,
	2007	2006
Audit fees	$368,600	$374,700
Audit-related fees	18,800	17,000
Tax fees	45,900	50,250
All other fees	—	—

Total	$433,300	$441,950

Audit Fees
     Audit fees were for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2007 and 2006, the reviews of the financial statements included in the Company’s quarterly reports on Forms 10-Q for the quarterly periods in the fiscal years ended March 31, 2007 and 2006 and services in connection with the Company’s statutory and regulatory filings for the fiscal years ended March 31, 2007 and 2006.
Audit-Related Fees
     Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of the Company’s financial statements for the fiscal years ended March 31, 2007 and 2006, exclusive of the fees disclosed as Audit Fees above. These fees were primarily for the benefit plan audit.

Tax Fees
     Tax fees were for services related to tax compliance, consulting and planning services rendered during the fiscal years ended March 31, 2007 and 2006.
All Other Fees
     We did not incur fees for any other services, exclusive of the fees disclosed above relating to audit, audit-related and tax services, rendered during the fiscal years ended March 31, 2007 and 2006.
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
     Pre-Approved Fee Levels. The Audit Committee reviews the established pre-approved fee levels annually and makes adjustments to those levels as it deems necessary or appropriate. Any proposed service that would exceed the applicable pre-approved fee level, after taking into account fees incurred for services in the same category, requires pre-approval by the Audit Committee.
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

Exhibit Index

Exhibit
Number	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith