Form 10-Q
period 2007-06-30
ADVISORY BOARD CO
filed 2007-08-09
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐
As of August 6, 2007, we had outstanding 18,064,953 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2007	March 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,885	$13,195
Marketable securities	12,728	12,718
Membership fees receivable, net	67,629	57,671
Prepaid expenses and other current assets	5,855	3,123
Deferred income taxes, net	20,173	21,673

Total current assets	121,270	108,380

Property and equipment, net	18,034	17,421
Intangible assets, net	1,043	1,011
Goodwill	5,426	5,426
Deferred incentive compensation and other charges	16,403	13,857
Deferred income taxes, net of current portion	7,399	6,629
Marketable securities	120,818	133,450

Total assets	$290,393	$286,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$119,724	$116,994
Accounts payable and accrued liabilities	21,346	18,721
Accrued incentive compensation	5,582	10,608

Total current liabilities	146,652	146,323

Other long-term liabilities	1,571	1,387

Total liabilities	148,223	147,710

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 21,075,020 and 20,825,938 shares issued as of June 30, 2007 and March 31, 2007, respectively, and 18,194,939 and 18,227,726 shares outstanding as of June 30, 2007 and March 31, 2007 respectively	211	208
Additional paid-in capital	192,994	181,380
Retained earnings	88,043	80,962
Accumulated elements of other comprehensive losses	(1,804)	(1,156)
Treasury stock, at cost 2,880,081 and 2,598,212 shares at June 30, 2007 and March 31, 2007, respectively	(137,274)	(122,930)

Total stockholders’ equity	142,170	138,464

Total liabilities and stockholders’ equity	$290,393	$286,174

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2007	2006
Revenues	$51,104	$44,205

Costs and expenses:
Cost of services (1)	24,288	20,915
Member relations and marketing (1)	10,612	9,442
General and administrative (1)	6,353	5,365
Depreciation	767	370

Income from operations	9,084	8,113
Interest income	1,537	1,718

Income before provision for income taxes	10,621	9,831
Provision for income taxes	(3,540)	(3,332)

Net income	$7,081	$6,499

Earnings per share:
Net income per share — basic	$0.39	$0.34
Net income per share — diluted	$0.38	$0.33
Weighted average number of shares outstanding
Basic	18,110	18,939
Diluted	18,795	19,755

(1)	The following table summarizes the share-based compensation recognized and included in the condensed consolidated statements of income above (see note 3).

Cost of services	$1,146	$1,053
Member relations and marketing	707	683
General and administrative	1,556	1,382

	$3,409	$3,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$7,081	$6,499
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation	767	370
Amortization of intangible assets	57	45
Deferred income taxes and use of net operating loss	3,018	2,976
Excess tax benefits from share-based compensation	(2,008)	(2,392)
Share-based compensation expense	3,409	3,116
Amortization of marketable securities premiums	194	286
Changes in operating assets and liabilities:
Membership fees receivable	(9,958)	(9,782)
Prepaid expenses and other current assets	(710)	(47)
Deferred incentive compensation and other charges	(2,546)	(1,189)
Deferred revenues	2,730	2,678
Accounts payable and accrued liabilities	2,625	(1,285)
Accrued incentive compensation	(5,026)	(2,596)
Other long-term liabilities	184	374

Net cash used in operating activities	(183)	(947)

Cash flows from investing activities:
Purchases of property and equipment	(1,380)	(2,300)
Capitalized external use software development costs	(89)	(118)
Redemptions of marketable securities	13,500	3,000
Purchases of marketable securities	(2,000)	(8,000)

Net cash provided by (used in) investing activities	10,031	(7,418)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	4,063	1,618
Issuance of common stock under employee stock purchase plan	115	102
Excess tax benefits from share-based payments	2,008	2,392
Purchases of treasury stock	(14,344)	(8,500)

Net cash used in financing activities	(8,158)	(4,388)

Net increase (decrease) in cash and cash equivalents	1,690	(12,753)
Cash and cash equivalents, beginning of period	13,195	21,678

Cash and cash equivalents, end of period	$14,885	$8,925

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$464	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company (the Company) provides best practices research, analysis, executive education, and decision support tools across the health care industry focusing on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. The Company provides members with its best practices research and analysis through discrete annual programs. Each program typically charges a fixed annual fee and provides members with services which may include best practices research reports, executive education, on-line analytical tools, and other supporting research services. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the Company’s research studies, and therefore are not individually renewable.
     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported on the Company’s Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2007, has been derived from the financial statements that have been audited by the Company’s independent registered public accountant. The consolidated results of operations for the three months ended June 30, 2007, may not be indicative of the results that may be expected for the fiscal year ending March 31, 2008, or any other period within the Company’s fiscal year 2008.
Note 2. Critical accounting policies and new accounting pronouncement
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when a letter of agreement is signed by the member, and program agreement fees receivable and related deferred revenue are recorded upon the commencement of the agreement or collection of fees if earlier. Certain fees are billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of June 30, 2007 and March 31, 2007, approximately $2.9 million and $2.6 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.
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

New accounting pronouncement
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective April 1, 2007, the Company adopted the provisions of FIN 48. See Note 6 for further detail regarding the adoption of this interpretation for which the impact of adoption was not material.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt FAS 157 as of April 1, 2008. The Company is currently evaluating the impact of FAS 157 and has not yet determined the effect the adoption of FAS 157 will have on the Company’s financial position or results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (''FAS 159’’). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company will be required to adopt FAS 159 as of April 1, 2008. The Company is currently evaluating the impact of FAS 159 and has not yet determined the effect the adoption of FAS 159 will have on the Company’s financial position or results of operations.
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
     Under the Company’s principal share-based compensation plans, the Company has granted certain employees options to purchase common stock and has also granted certain employees restricted stock units. Options are rights to purchase the common stock of the Company at the fair market value on the date of grant. Restricted stock units are share-based compensation arrangements of a number of shares of the Company’s common stock that may be settled, at the Company’s election, in cash or in shares of the Company’s common stock. Restricted stock unit holders do not have voting rights until the restrictions lapse.
     During the three months ended June 30, 2007, the Company recognized share-based compensation expense, related to stock options and restricted stock units, of $3.4 million, or $0.12 per diluted share. During the three months ended June 30, 2006, the Company recognized shared-based compensation expense, related to stock options and restricted stock units, of $3.1 million, or $0.10 per diluted share.
     As of June 30, 2007, $25.9 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 1.9 years.

Equity incentive plans
     The Company issues awards under the 2005 Stock Incentive Plan (the 2005 Plan), and the 2006 Stock Incentive Plan (the 2006 Plan). The 2005 Plan and the 2006 Plan (collectively, the Plans), provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. Grants may consist of treasury shares or newly issued shares. Options are typically granted as non-qualified stock options but the Plans permit the grants of options that qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option or other equity-based award is equal to the closing price of the Company’s common stock on the date of grant. The maximum contractual term of equity awards granted under the 2005 Plan is 7 years and under the 2006 Plan is 5 years. As of June 30, 2007, a total of 1.7 million shares were available for issuance under the Plans.
     For the three months ended June 30, 2007 and 2006, the Company granted a total of 5,000 and 3,000 stock options with a weighted average exercise price of $54.39 and $48.09, respectively.
     For the three months ended June 30, 2007, the Company granted a total of 3,200 restricted stock units at a weighted average fair value of $51.77. No restricted stock units were granted during the three months ended June 30, 2006.
Valuation assumptions
     The Company calculates the fair value of each award on the date of grant using the Black-Scholes valuation model for options to purchase common stock. The following assumptions were used to value grants of options to purchase common stock for each respective period:

	Three Months Ended
	June 30,
	2007	2006
Risk-free interest rate	4.5%	5.1%
Dividend yield	0.0%	0.0%
Expected life of option (in years)	3.5	5.0
Expected volatility	27.7%	26.5%

Weighted-average fair value of share-based compensation awards granted	$14.77	$16.251
     Options granted under the 2005 Plan may not have a term exceeding seven years, and options granted under the 2006 Plan may not have a term exceeding five years. The average term of all options granted in the three months ended June 30, 2007 and 2006 were five and seven years, respectively. The valuation of restricted stock units is determined using the fair market value on the date of grant.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (ESPP) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 85% of the closing price of the Company’s common stock on the last day of the three month purchase period. During the three months ended June 30, 2007 the Company issued 2,435 shares under the ESPP at an average price of $47.23 per share. During the three months ended June 30, 2006 the Company issued 2,485 shares under the ESPP at an average price of $40.88 per share.
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

	Three Months Ended
	June 30,
	2007	2006
Basic weighted average common shares outstanding	18,110	18,939
Dilutive impact of stock options	582	816
Dilutive impact of restricted stock units	103	—

Diluted weighted average common shares outstanding	18,795	19,755

Note 5. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $6.4 million and $5.9 million for the three months ended June 30, 2007 and 2006, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of the net change in unrealized (losses) gains on available-for-sale marketable securities. Unrealized losses, net of tax, on available-for-sale marketable securities amounted to $648,000 and $600,000 for the three months ended June 30, 2007 and 2006, respectively.
Note 6. Income taxes
     FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company adopted FIN 48 on April 1, 2007 and there was no effect of applying the provisions of this interpretation. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. The total amount of interest and penalties recognized in the condensed consolidated statement of income for the three months ended June 30, 2007 and the condensed consolidated balance sheet at June 30, 2007 was not material. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions before 2002.
Note 7. Stockholders’ equity
     The Company’s Board of Directors has authorized a cumulative share repurchase of up to $200 million of the Company’s common stock of which $29.6 is available for repurchase under the authorization at June 30, 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations.
     As of June 30, 2007 and March 31, 2007, the Company had repurchased 3,880,081 and 3,598,212 shares of the Company’s common stock, respectively, at a total cost of $170.4 million and $156.1 million, respectively. Of these repurchased shares, 1,000,000 have been retired.
Note 8. Supplemental cash flow disclosures
     The Company utilized tax benefits from the exercise of stock options that principally offset the current tax provision that was recorded in the accompanying condensed consolidated statements of income. During the three months ended June 30, 2007 and 2006, the Company recognized approximately $2.0 million and $2.4 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options.
Note 9. Collaboration agreement
     On February 6, 2007, the Company entered into a three-year agreement with The Corporate Executive Board Company to collaborate on four initiatives specific to each company’s traditional demonstrated best practice research memberships (the Collaboration Agreement). Under the Collaboration Agreement, two initiatives relate to content-sharing, providing the Company with the opportunity to license The Corporate Executive Board Company’s General Counsel Roundtable materials and The Corporate Executive Board Company with the opportunity to license the Company’s health care industry research. The third part of the collaboration covers potential product development in traditional demonstrated best practices research memberships. The fourth part focuses on ways to enhance service to the companies’ existing members of their demonstrated best practice research programs. The collaboration does not include the payment of fees other than license fees payable upon implementation of content sharing programs. Each collaboration initiative covered by the agreement includes a renewal option for at least one additional two-year term. To facilitate the open sharing of information required for the collaboration, the agreement also includes a non-compete provision in each company’s traditional best practice research memberships. The term of the non-compete provision will be at least four years and may extend depending on the renewals of the collaboration initiatives covered by the agreement.
Note 10. Subsequent events
     On July 31, 2007, the Company’s Board of Directors authorized an increase in its share repurchase of up to an additional $50 million of the Company’s common stock, bringing the total amount authorized to be spent under the program to $250 million.

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
•	our dependence on the health care industry,

•	our reliance on key personnel and our ability to attract and retain qualified personnel,

•	our dependence on renewals in our membership-based business model,

•	our management of growth,

•	our inability to know in advance if new products will be successful,

•	the impact on our financial results associated with some of our newer programs that are more dependent upon technology,

•	our ability to implement and provide continuous and uninterrupted performance of our hardware, network, and applications, including those we have acquired or which may be provided by third parties,

•	competition, including the potential expiration of our collaboration agreement with The Corporate Executive Board Company in 2011,

•	cost containment pressures on health care providers,

•	economic and other conditions in the markets in which we operate, including industry consolidation,

•	government regulations,

•	our potential exposure to loss of revenue resulting from our unconditional service guarantee,

•	our potential inability to protect our intellectual property rights,

•	our potential exposure to litigation related to the content of our products,

•	variability of quarterly operating results,

•	possible volatility in our stock price,

•	various factors that could affect our effective tax rates or our ability to use our existing deferred tax assets,

•	whether the District of Columbia withdraws our status as a Qualified High-Technology Company, and

•	the effect of the amount, type and timing of future share-based compensation arrangements.
     These and other factors are discussed more fully in our 2007 annual report on Form 10-K that we filed with the Securities and Exchange Commission on May 30, 2007. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
     We provide best practices research, decision-support tools and analysis across the health care industry. Best practices research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. Members of each program typically are charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, decision support tools and web-based access to the program’s content database. We currently offer 34 programs.
     Our membership business model allows us to focus on a broad set of issues relevant to health care organizations, while promoting frequent use of our programs and services by our members. This facilitates growth through cross-sell opportunities to existing members and the development of new programs. Our revenues grew 15.6% in the first three months of fiscal 2008 over the first three months of fiscal 2007. We also increased our contract value by 16.7% at June 30, 2007 over June 30, 2006. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

     Memberships in 26 of our programs are renewable at the end of their membership contract term, which is typically one year. Our other eight best practices programs provide installation support. These program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable.
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
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development and other administrative functions. Included in our operating costs for each year presented are equity-related expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and share-based compensation expense related to our adoption of FAS 123(R). Depreciation expense includes the cost of depreciation of our property and equipment.
Critical Accounting Policies
     We have identified certain policies as critical to our business operations and the understanding of our results of operations. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the presentation of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate .
Revenue recognition
     Revenues from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when a letter of agreement is signed by the member, and program agreement fees receivable and related deferred revenue are recorded upon the commencement of the agreement or collection of fees if earlier. Certain fees are billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period. As of June 30, 2007 and March 31, 2007, approximately $2.9 million and $2.6 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.
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

Share-based compensation
     We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized as an expense in the consolidated statement of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by us beginning April 1, 2006 included: (a) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Results for prior periods have not been restated.
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
     As mandated by FAS 123(R), we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the condensed consolidated statement of cash flows. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Results for prior periods have not been restated.
Results of operations
     The following table shows statement of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended
	June 30,
	2007	2006
Revenues	100.0%	100.0%
Costs and expenses:
Cost of services	47.5	47.3
Member relations and marketing	20.8	21.4
General and administrative	12.4	12.1
Depreciation	1.5	0.8

Income from operations	17.8	18.4
Interest income	3.0	3.9

Income before provision for income taxes	20.8	22.3
Provision for income taxes	6.9	7.6

Net income	13.9%	14.7%

Three months ended June 30, 2007 and 2006
     Revenues. Total revenues increased 15.6% to $51.1 million for the three months ended June 30, 2007, from $44.2 million for the three months ended June 30, 2006. Our contract value increased 16.7% to $210.6 million at June 30, 2007 from $180.5 million at June 30, 2006. Revenue growth was attributed to the introduction and expansion of four new programs across the past twelve months, and cross-selling existing programs to existing members. To a lesser degree, sales to new member organizations and price increases also contributed to our revenue growth.
     Cost of services. Cost of services increased 16.1% to $24.3 million or 47.5% of revenues for the three months ended June 30, 2007, from $20.9 million or 47.3% of revenues for the three months ended June 30, 2006. Beginning April 1, 2006, we adopted FAS 123(R) which addresses the accounting for share-based compensation. Included within cost of services expense for the three months ended June 30, 2007 and 2006 is approximately of $1.1 million of share-based compensation expense calculated in accordance with FAS 123(R). In addition, cost of services increased because of the following:
•	Additional personnel and related costs associated with the delivery of content and tools to our expanded membership base including new programs,

•	increased investment in on-line tools and applications used in certain of our best practice research programs which require more upfront resources before launch, and

•	variable licensing fees associated with two of our research programs.

     Because cost of services as a percentage of revenues may fluctuate from quarter to quarter, the cost of services as a percentage of revenues for the three months ended June 30, 2007 may not be indicative of future quarterly or annual results.
     Member relations and marketing. Member relations and marketing costs increased 12.4% to $10.6 million, or 20.8% of revenues for the three months ended June 30, 2007, from $9.4 million, or 21.4% of revenues for the three months ended June 30, 2006. Included within member relations and marketing expense during the three months ended June 30, 2007 and 2006 is approximately $0.7 million of share-based compensation expense calculated in accordance with FAS 123(R). Other factors contributing to the increase in member relations and marketing expense include the following:
•	An increase in sales staff and related costs associated with the introduction of new memberships, and

•	an increase in member relations personnel and related costs to serve the larger membership base.
     General and administrative. General and administrative expenses increased 18.4% to $6.4 million, or 12.4% of revenues for the three months ended June 30, 2007, from $5.4 million, or 12.1% of revenues for the three months ended June 30, 2006. Included within General and administrative expense during the three months ended June 30, 2007 and 2006 is approximately of $1.6 million and $1.4 million of share-based compensation expense calculated in accordance with FAS 123(R), respectively. In addition, general and administrative expense for the three months ended June 30, 2007 include increased investment in new program development.
     Depreciation. Depreciation expense increased to $767,000 for the three months ended June 30, 2007, from $370,000 for the three months ended June 30, 2006. The increase in depreciation is related to two factors. First, the capital expenditures made in connection with the buildout of our headquarters facility during fiscal year 2007, and second, capitalized software costs related to some of our newer membership programs that include web-based tools.
     Provision for income taxes. We recorded a provision for income taxes of $3.5 million and $3.3 million in the three months ended June 30, 2007 and 2006, respectively. Our effective tax rate decreased to 33.3% for the three months ended June 30, 2007 compared to 33.9% in the three months ended June 30, 2006 due primarily to a reduction in non-deductible share-based compensation expense.
Liquidity and capital resources
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flow from operations fluctuates from quarter to quarter based on the timing of certain expenses. During the three months ended June 30, 2007, we used $183,000 in cash from operating activities, compared to cash flows used in operating activities of $947,000 for the three months ended June 30, 2006. As of June 30, 2007, we had approximately $148.4 million in cash and cash equivalents and marketable securities. We believe these funds, together with net annual positive cash flows from operations, will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.
     Cash flows from investing activities. We had cash provided from investing activities of $10.0 million during the three months ended June 30, 2007, consisting of net redemption of marketable securities of $11.5 million, offset by capital expenditures of $1.4 million related primarily to costs capitalized for the development of software. During the three months ended June 30, 2006, we used $7.4 million of cash, consisting of net purchases of marketable securities of $5.0 million, and capital expenditures of $2.3 million, consisting primarily of $1.3 million of costs capitalized for the development of software and $500,000 of costs related to the expansion of our headquarters facility.
     Cash flows from financing activities. During the three months ended June 30, 2007 and 2006, we spent $14.3 million and $8.5 million, respectively, for the purchase of treasury stock. In addition, we generated $2.0 million and $2.4 million of excess tax benefits representing the amount used to reduce the Company’s tax liability incurred during the three months ended June 30, 2007 and 2006, respectively. Prior to adoption of FAS 123(R) these benefits were included in cash flow from operations. We also received $4.1 million and $1.6 million in connection with the issuance of common stock from the exercise of stock options each of the three months ended June 30, 2007 and 2006, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At June 30, 2007, our marketable securities consist of $7.2 million in tax-exempt notes and bonds issued by the District of Columbia, $33.3 million in tax-exempt notes and bonds issued by other states, and $93.0 million in U.S. government agency securities. The average maturity on all our marketable securities as of June 30, 2007 was approximately 3.7 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.
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
Item 1A. Risk Factors.
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year ended March 31, 2007, and the following risk factors in evaluating us and our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     Our Board of Directors has authorized the repurchase of up to $200 million of our common stock in the open market and in privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed.

				Approximate
			Total	Dollar Value
			Number of	of Shares
		Average	Shares	That May
	Total	Price	Purchased	Yet Be
	Number of	Paid	as Part of a Publicly	Purchased
	Shares	Per	Announced	Under The
	Purchased	Share	Plan	Plan
April 1, 2007 to April 30, 2007	197,589	$50.61	3,795,801	$33,944,406
May 1, 2007 to May 31, 2007	46,300	$50.62	3,842,101	$31,600,700
June 1, 2007 to June 30, 2007	37,980	$52.65	3,880,081	$29,600,978

Total	281,869	$50.89

     On July 31, 2007, the Company’s Board of Directors authorized an increase in its share repurchase of up to an additional $50 million of the Company’s common stock, bringing the total amount authorized to be spent under the program to $250 million.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable
Item 6. Exhibits.
     (a) Exhibits:
The exhibits required by this Item are listed in the Exhibit Index immediately following the signature page to this report of Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Washington, D.C. on August 9, 2007.

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