Form 10-Q
period 2007-09-30
ADVISORY BOARD CO
filed 2007-11-09
CIK 1157377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2007, we had outstanding 18,088,965 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2007	March 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,172	$13,195
Marketable securities	10,374	12,718
Membership fees receivable, net	68,590	57,671
Prepaid expenses and other current assets	2,692	3,123
Deferred income taxes	19,372	21,673

Total current assets	118,200	108,380

Property and equipment, net	19,903	17,421
Intangible assets, net	1,060	1,011
Goodwill	5,426	5,426
Deferred incentive compensation and other charges	17,507	13,857
Deferred income taxes, net of current portion	4,312	6,629
Marketable securities	125,962	133,450

Total assets	$292,370	$286,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$119,010	$116,994
Accounts payable and accrued liabilities	19,725	18,721
Accrued incentive compensation	7,293	10,608

Total current liabilities	146,028	146,323

Other long-term liabilities	1,645	1,387

Total liabilities	147,673	147,710

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 21,226,902 and 20,825,938 shares issued as of September 30, 2007 and March 31, 2007, respectively, and 18,070,465 and 18,227,726 shares outstanding as of September 30, 2007 and March 31, 2007, respectively	212	208
Additional paid-in capital	200,974	181,380
Retained earnings	96,579	80,962
Accumulated elements of other comprehensive losses	(340)	(1,156)
Treasury stock, at cost 3,156,437 and 2,598,212 shares at September 30, 2007 and March 31, 2007, respectively	(152,728)	(122,930)

Total stockholders’ equity	144,697	138,464

Total liabilities and stockholders’ equity	$292,370	$286,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$54,029	$46,727	$105,133	$90,932

Costs and expenses:
Cost of services (1)	24,380	21,575	48,668	42,490
Member relations and marketing (1)	11,173	9,805	21,785	19,247
General and administrative (1)	6,350	5,711	12,703	11,076
Depreciation	883	525	1,650	895

Total costs and expenses	42,786	37,616	84,806	73,708

Income from operations	11,243	9,111	20,327	17,224
Interest income	1,554	1,741	3,091	3,459

Income before provision for income taxes	12,797	10,852	23,418	20,683
Provision for income taxes	(4,261)	(3,679)	(7,801)	(7,011)

Net income	$8,536	$7,173	$15,617	$13,672

Earnings per share:
Net income per share — basic	$0.47	$0.38	$0.86	$0.72
Net income per share — diluted	$0.45	$0.37	$0.83	$0.70
Weighted average number of shares outstanding:
Basic	18,090	18,821	18,100	18,880
Diluted	18,808	19,447	18,802	19,600

(1)	The following table summarizes the share-based compensation recognized and included in the condensed consolidated statements of income above (see Note 3).

Cost of services	$1,158	$1,038	$2,304	$2,091
Member relations and marketing	716	701	1,423	1,384
General and administrative	1,580	1,399	3,136	2,781

	$3,454	$3,138	$6,863	$6,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$15,617	$13,672
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,650	895
Amortization of intangible assets	122	92
Deferred income taxes	7,317	6,394
Excess tax benefits from share-based compensation	(3,140)	(3,459)
Share-based compensation expense	6,863	6,256
Amortization of marketable securities premiums	388	511
Changes in operating assets and liabilities:
Membership fees receivable	(10,919)	(8,623)
Prepaid expenses and other current assets	431	(250)
Deferred incentive compensation and other charges	(3,650)	893
Deferred revenues	2,016	(4,616)
Accounts payable and accrued liabilities	1,004	(1,204)
Accrued incentive compensation	(3,315)	(1,256)
Other long-term liabilities	258	966

Net cash provided by operating activities	14,642	10,271

Cash flows from investing activities:
Purchases of property and equipment	(4,132)	(5,118)
Capitalized external use software development costs	(171)	(233)
Redemptions of marketable securities	19,875	3,000
Purchases of marketable securities	(9,173)	(8,000)

Net cash provided by (used in) investing activities	6,399	(10,351)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	9,368	2,371
Issuance of common stock under employee stock purchase plan	226	209
Excess tax benefits from share-based compensation	3,140	3,459
Purchases of treasury shares	(29,798)	(20,371)

Net cash used in financing activities	(17,064)	(14,332)

Net increase (decrease) in cash and cash equivalents	3,977	(14,412)
Cash and cash equivalents, beginning of period	13,195	21,678

Cash and cash equivalents, end of period	$17,172	$7,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company (the “Company”) provides best practices research, analysis, executive education, and decision support tools across the health care industry focusing on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. The Company provides members with its best practices research and analysis through discrete annual programs. Each program typically charges a fixed annual fee and provides members with services which may include best practices research reports, executive education, on-line analytical tools, and other supporting research services. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the Company’s research studies, and therefore are not individually renewable.
     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s Form 10-K for the year ended March 31, 2007 filed with the SEC on May 30, 2007. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2007, has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and six months ended September 30, 2007, may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2008, or any other period within the Company’s fiscal year 2008.
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
     For new programs that incorporate more robust decision support tools, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement. In addition, one of our programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition,” as amended. We recognize revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.

Washington, D.C. income tax incentives
     In February 2006, the Company received notification from the Office of Tax and Revenue of the District of Columbia that the Company had been accepted effective as of January 1, 2004 as a Qualified High Technology Company (“QHTC”). As a QHTC, the Company’s Washington, D.C. statutory income tax rate is 0.0% through December 2008 and 6.0% thereafter. The Company is also eligible for certain Washington, D.C. income tax credits and other benefits.
New accounting pronouncement
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective April 1, 2007, the Company adopted the provisions of FIN 48. See Note 6 for further detail regarding the adoption of this interpretation.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt FAS 157 as of April 1, 2008. The Company is currently evaluating the impact of FAS 157 and has not yet determined the effect the adoption of FAS 157 will have on the Company’s financial position or results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining whether fair value accounting is preferred for any of its eligible items and has not yet determined the impact, if any, that FAS 159 will have on the Company’s financial position or results of operations.
Note 3. Share-based compensation
      The Company issues awards under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), and the 2006 Stock Incentive Plan (the “2006 Plan”). The Company has granted stock options and restricted stock units under the 2005 Plan and the 2006 Plan (collectively, “the Plans”). Grants may consist of treasury shares or newly issued shares. The exercise price of a stock option or other equity-based award is equal to the closing price of the Company’s common stock on the date of grant. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. The maximum contractual term of equity awards granted under the 2005 Plan is seven years and is five years under the 2006 Plan. As of September 30, 2007, a total of 1.7 million shares were available for issuance under the Plans.
     The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense in the consolidated statements of income over the vesting periods of the awards, net of an estimated forfeiture rate. Share-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period of the award, which can range from two to four years, net of an estimated forfeiture rate. Share-based compensation expense for restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally four years, net of an estimated forfeiture rate.
     Under the provisions of FAS 123(R), the Company calculates the grant date estimated fair value of share-based awards using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), the Company recognized forfeitures only as they occurred. FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
     During the three and six months ended September 30, 2007, we recognized share-based compensation expense in our condensed consolidated statements of income of $3.5 million, or $0.13 per diluted share, and $6.9 million, or $0.24 per diluted share, which includes $2.6 million and $5.2 million for stock options, $832,000 and $1.7 million for restricted stock units and $19,000 and $39,000 for our employee stock purchase plan, respectively. For the three and six months ended September 30, 2006, we recognized share-based compensation expense of $3.1 million, or $0.11 per diluted share, and $6.3 million, or $0.21 per diluted share, which includes $2.7 million and $5.4 million for stock options, $416,000 and $827,000 for restricted stock units and $19,000 and $37,000 for our employee stock purchase plan, respectively.

     As of September 30, 2007, $22.5 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 1.7 years.
Stock options
     No stock options were granted during the three months ended September 30, 2007 or 2006. For the six months ended September 30, 2007 and 2006, the Company granted a total of 5,000 and 3,000 stock options with a weighted average exercise price of $54.39 and $48.09, respectively.
Restricted stock units
     There are 238,653 restricted stock units outstanding as of September 30, 2007. There were no restricted stock units granted for the three months ended September 30, 2007. During the six months ended September 30, 2007, 3,200 restricted stock units were granted at a fair market value of $51.77 per share. During the three and six months ended September 30, 2006, no restricted stock units were granted.
Valuation assumptions
     The Company calculates the fair value of each award on the date of grant using the Black-Scholes valuation model for options to purchase shares of common stock. The following assumptions were used to value grants of options to purchase common stock for each respective period:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	—	—	4.50%	5.10%
Dividend yield	—	—	0%	0%
Expected life of option (in years)	—	—	3.5	5.0
Expected volatility	—	—	24.6%	26.5%
Weighted-average fair value of share-based compensation awards granted	$—	$—	$13.69	$16.25
     The maximum contractual term of equity awards granted under the 2005 Plan is seven years and is five years under the 2006 Plan.
     The valuation of restricted stock units is determined using the fair market value on the date of grant.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized to be issued under the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 85% of the closing price of the Company’s common stock on the last day of the three month purchase period. During the three and six months ended September 30, 2007, the Company issued 2,141 and 4,576 shares under the ESPP, respectively, at an average price of $49.70 and $48.39 per share, respectively. During the three and six months ended September 30, 2006, the Company issued 2,487 and 4,972 shares under the ESPP, respectively, at an average price of $42.94 and $41.91 per share, respectively.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	18,090	18,821	18,110	18,880
Dilutive impact of common share equivalents outstanding	718	626	692	720

Diluted weighted average common shares outstanding	18,808	19,447	18,802	19,600

Note 5. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $10.0 million and $16.4 million for the three and six months ended September 30, 2007, respectively. Comprehensive income was $8.8 million and $14.7 million for the three and six months ended September 30, 2006, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of net unrealized (losses) gains on available-for-sale marketable securities, net of applicable income taxes. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $1.5 million and $816,000 for the three and six months ended September 30, 2007, respectively. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $1.7 million and $1.1 million for the three and six months ended September 30, 2006, respectively.
Note 6. Income taxes
     FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company adopted FIN 48 on April 1, 2007, and there was no effect on the Company’s financial position or results of operations resulting from applying the provisions of FIN 48. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. The total amount of interest and penalties recognized in the condensed consolidated statement of income for the three and six months ended September 30, 2007, and the condensed consolidated balance sheet as of September 30, 2007 was not material. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2002.
Note 7. Stockholders’ equity
     On July 31, 2007, the Company’s Board of Directors authorized an increase in its cumulative share repurchase program of up to an additional $50 million of the Company’s common stock. As of September 30, 2007, $64.1 is available for repurchase under the total $250 million authorization. For the three and six months ended September 30, 2007, 276,356 and 558,225 shares were repurchased under this program compared to 245,039 and 407,039 for the same periods in 2006, respectively. Repurchases were made in the open market and privately negotiated transactions, subject to market conditions and trading restrictions. No minimum number of shares subject to repurchase has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations.
     As of September 30, 2007 and March 31, 2007, the Company had repurchased 4,156,437 and 3,598,212 shares of the Company’s common stock, respectively, at a total cost of $185.9 million and $156.1 million, respectively. Of these repurchased shares, 1,000,000 have been retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of, and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of future regulation and the effects of future competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Accordingly, undue reliance should not be placed on forward-looking statements.
     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following.
•	our dependence on the health care industry,

•	our reliance on key personnel and our ability to attract and retain qualified personnel,

•	our dependence on renewals in our membership-based business model,

•	our management of growth,

•	our inability to know in advance if new products will be successful,

•	the impact on our financial results associated with some of our newer programs that are more dependent upon technology,

•	our ability to implement and provide continuous and uninterrupted performance of our hardware, network, and applications, including those we have acquired or which may be provided by third parties,

•	competition, including the potential expiration of our collaboration agreement with The Corporate Executive Board Company in 2011,

•	cost containment pressures on health care providers,

•	economic and other conditions in the markets in which we operate, including industry consolidation,

•	government regulations,

•	our potential exposure to loss of revenue resulting from our unconditional service guarantee,

•	our potential inability to protect our intellectual property rights,

•	our potential exposure to litigation related to the content of our products,

•	variability of quarterly operating results,

•	possible volatility in our stock price,

•	various factors that could affect our effective tax rates or our ability to use our existing deferred tax assets,

•	whether the District of Columbia withdraws our status as a Qualified High Technology Company (“QHTC”), and

•	the effect of the amount, type and timing of future share-based compensation arrangements.
     These and other factors are discussed more fully in the Company’s 2007 annual report on Form 10-K for the fiscal year ended March 31, 2007, as amended on Form 10-K/A, which we filed with the SEC. The Company undertakes no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.

Overview
     We provide best practices research, decision-support tools and analysis across the health care industry. Best practices research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. Members of each program typically are charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, decision support tools and web-based access to the program’s content database. We currently offer 35 programs.
     Our membership business model allows us to focus on a broad set of issues relevant to health care organizations, while promoting frequent use of our programs and services by our members. This facilitates growth through cross-sell opportunities to existing members and the development of new programs. Our revenues grew 15.6% in the first six months of fiscal 2008 over the first six months of fiscal 2007. We also increased our contract value by 16.8% as of September 30, 2007 compared to contract value as of September 30, 2006. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 27 of our programs are renewable at the end of their membership contract term, which is typically one year. Our other eight best practices programs provide installation support. These program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable.
     Costs associated with a new program initially increase more rapidly than revenues following introduction of the program because revenues associated with the new program are recognized ratably over the membership term while costs are generally expensed as incurred. Because we offer a standardized set of services, however, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development and other administrative functions. Included in our operating costs for each year presented are equity-related expenses including share-based compensation expense related to our adoption of FAS 123(R) and additional payroll taxes payable upon the exercise of common stock options. Depreciation expense includes the cost of depreciation of our property and equipment.
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
     For new programs that incorporate more robust decision support tools, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each subscription agreement. In addition, one of our programs includes software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of

Position 97-2, “Software Revenue Recognition,” as amended. We recognize revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
Washington, D.C. income tax incentives
     In February 2006, the Company received notification from the Office of Tax and Revenue of the District of Columbia that the Company had been accepted as a QHTC effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate is 0.0% through December 2008 and 6.0% thereafter, versus 9.975% prior to the qualification. The Company is also eligible for certain Washington, D.C. income tax credits and other benefits.
Share-based compensation
     We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized as an expense in the consolidated statement of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by us beginning April 1, 2006 included: (a) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Results for prior periods have not been restated.
     Under the provisions of FAS 123(R), the Company calculates the grant date estimated fair value of share-based awards using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), the Company recognized forfeitures only as they occurred. FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
     In accordance with FAS 123(R), we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the condensed consolidated statement of cash flows. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Results for prior periods have not been restated.
     During the three and six months ended September 30, 2007, we recognized share-based compensation expense in our condensed consolidated statements of income of $3.5 million, or $0.13 per diluted share, and $6.9 million, or $0.24 per diluted share, which includes $2.6 million and $5.2 million for stock options, $832,000 and $1.7 million for restricted stock units and $19,000 and $39,000 for our employee stock purchase plan (“ESPP”), respectively. For the three and six months ended September 30, 2006, we recognized share-based compensation expense of $3.1 million, or $0.11 per diluted share, and $6.3 million, or $0.21 per diluted share, which includes $2.7 million and $5.4 million for stock options, $416,000 and $827,000 for restricted stock units and $19,000 and $37,000 for our ESPP, respectively.

Results of operations
     The following table shows statement of operations data expressed as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	45.1%	46.2%	46.3%	46.7%
Member relations and marketing	20.7	21.0	20.7	21.2
General and administrative	11.8	12.2	12.1	12.2
Depreciation	1.6	1.1	1.6	1.0

Income from operations	20.8	19.5	19.3	18.9
Interest income	2.9	3.7	2.9	3.8

Income before provision for income taxes	23.7	23.2	22.3	22.7
Provision for income taxes	(7.9)	(7.9)	(7.4)	(7.7)

Net income	15.8%	15.4%	14.9%	15.0%

Three and six months ended September 30, 2007 and 2006
     Revenues. Total revenues increased 15.6% to $54.0 million for the three months ended September 30, 2007, from $46.7 million for the three months ended September 30, 2006. Total revenues increased 15.6% to $105.1 million for the six months ended September 30, 2007, from $90.9 million for the six months ended September 30, 2006. Our contract value increased 16.8% to $217.5 million as of September 30, 2007 from $186.3 million as of September 30, 2006. Revenue growth was attributed to the introduction and expansion of four new programs across the past twelve months, and cross-selling existing programs to existing members. To a lesser degree, sales to new member organizations and price increases also contributed to our revenue growth.
     Cost of services. Cost of services increased 13.0% to $24.4 million for the three months ended September 30, 2007, compared to $21.6 million for the same period in 2006. Cost of services decreased as a percentage of revenue and was 45.1% and 46.2%, respectively, for the three months ended September 30, 2007 and 2006. Cost of services increased 14.5% to $48.7 million for the six months ended September 30, 2007, compared to $42.5 million for the same period in 2006. Cost of services decreased as a percentage of revenue and was 46.3% and 46.7%, respectively, for the six months ended September 30, 2007 and 2006. Included in cost of services for the three and six months ended September 30, 2007 was share-based compensation expense of $1.2 million and $2.3 million, respectively, compared to $1.0 million and $2.1 million for the same periods in 2006. Because cost of services as a percentage of revenues may fluctuate from quarter to quarter, the cost of services as a percentage of revenues for the three and six months ended September 30, 2007 may not be indicative of future quarterly or annual results.
Cost of services increased principally because of the following:
•	additional personnel and related costs associated with the delivery of content and tools to our expanded membership base including new programs;

•	increased investment in on-line tools and applications used in certain of our best practice research programs which require more upfront resources before launch; and

•	variable licensing fees associated with three of our research programs.
     Member relations and marketing. Member relations and marketing costs increased 14.0% to $11.2 million for the three months ended September 30, 2007, compared to $9.8 million for the same period in 2006, however, member relations and marketing costs declined as a percentage of revenue and was 20.7% and 21.0%, respectively, for the three months ended September 30, 2007 and 2006. Member relations and marketing costs increased 13.2% to $21.8 million for the six months ended September 30, 2007, compared to $19.2 million for the same period in 2006. Member relations and marketing costs decreased as a percentage of revenue and was 20.7% and 21.2%, respectively, for the six months ended September 30, 2007 and 2006. Included in member relations and marketing for the three and six months ended September 30, 2007 was share-based compensation expense of $716,000 and $1.4 million, respectively, compared to $701,000 and $1.4 million for the same periods in 2006. Other factors contributing to the increase in member relations and marketing expense include the following:

•	an increase in sales staff and related costs associated with the introduction of new memberships; and

•	an increase in member relations personnel and related costs to serve the larger membership base.
     General and administrative. General and administrative expenses increased 11.2% to $6.4 million, or 11.8% of revenues for the three months ended September 30, 2007, from $5.7 million, or 12.2% of revenues, for the three months ended September 30, 2006. General and administrative expenses increased 14.7% to $12.7 million, or 12.1% of revenues, for the six months ended September 30, 2007, from $11.1 million, or 12.2% of revenues for the six months ended September 30, 2006. Included in general and administrative expenses for the three and six months ended September 30, 2007 was share-based compensation expense of $1.6 million and $3.1 million, respectively, compared to $1.4 million and $2.8 million for the same periods in 2006. In addition, the increase in general and administrative expense for the three and six months ended September 30, 2007 was primarily due to increased investment in the Company’s information technology infrastructure.
     Depreciation. Depreciation expense increased to $883,000 and $1.7 million for the three and six months ended September 30, 2007, from $525,000 and $895,000 for the three and six months ended September 30, 2006, respectively. These increases in depreciation are related to two factors. First, the capital expenditures made in connection with the buildout of our headquarters facility during fiscal year 2007, and second, capitalized software costs related to some of our newer membership programs that include web-based tools.
     Provision for income taxes. We recorded a provision for income taxes of $4.3 million and $3.7 million in the three months ended September 30, 2007 and 2006, respectively. We recorded a provision for income taxes of $7.8 million and $7.0 million in the six months ended September 30, 2007 and 2006, respectively. Our effective tax rate decreased to 33.3% for the three and six months ended September 30, 2007 compared to 33.9% in the three and six months ended September 30, 2006 due primarily to a reduction in non-deductible share-based compensation expense.
Liquidity and capital resources
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flow from operations fluctuates from quarter to quarter based on the timing of certain expenses. During the six months ended September 30, 2007, operating activities provided $14.6 million in cash compared to $10.3 million for the six months ended September 30, 2006. As of September 30, 2007, we had approximately $153.5 million in cash and cash equivalents and marketable securities. We believe these funds, together with net annual positive cash flows from operations, will be sufficient to satisfy working capital, financing, and capital expenditure requirements for the next twelve months.
     Cash flows from investing activities. Investing activities provided cash of $6.4 million during the six months ended September 30, 2007, primarily due to the net redemption of marketable securities of $10.7 million, which was partially offset by capital expenditures of $4.3 million. Included in capital expenditures was $2.9 million of costs capitalized for the development of software and $1.4 million of costs related to the expansion of our headquarters facility. During the six months ended September 30, 2006, we used $10.4 million of cash, consisting of net purchases of marketable securities of $5.0 million and capital expenditures of $5.4 million. Capital expenditures primarily consisted of $2.3 million of costs capitalized for the development of software and $2.3 million of costs related to the expansion of our headquarters facility.
     Cash flows from financing activities. During the six months ended September 30, 2007, $17.1 million was used in financing activities primarily due to the purchase of treasury stock of $29.8 million. This purchase was partially offset by $9.6 million received in connection with the issuance of common stock from the exercise of stock options and employee stock purchase plan shares and $3.1 million of excess tax benefits generated in connection with these exercises representing the amount used to reduce the Company’s tax liability incurred. Prior to adoption of FAS 123(R) these benefits were included in cash flow from operations. During the six months ended September 30, 2006, $14.3 million was used in financing activities primarily due to the purchase of treasury stock of $20.4 million. This purchase was partially offset by $2.6 million received in connection with the issuance of common stock from the exercise of stock options and employee stock purchase plan shares and$3.5 million of excess tax benefits generated in connection with these exercises representing the amount used to reduce the Company’s tax liability incurred.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities three months or less. As of September 30, 2007, our marketable securities consist of $5.9 million in tax-exempt notes and bonds issued by the District of Columbia, $38.0 million in tax-exempt notes and bonds issued by other states, and $92.4 million in U.S. government agency securities. The average maturity on all our marketable securities as of September 30, 2007 was approximately 3.5 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments, we believe the effect of interest rate fluctuations would not be material to the Company’s financial position or results of operations.
Item 4. Controls and Procedures.
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
     The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on their evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the periods covered by this quarterly report, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 31, 2007, the Company’s Board of Directors authorized an increase in its cumulative share repurchase program of up to an additional $50 million of the Company’s common stock, bringing the total amount authorized to be spent under the program to $250 million. All repurchases were made in the open market and in privately negotiated transactions, subject to market conditions and trade restrictions. No minimum number of shares has been fixed.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number of	Average Price paid	Part of a Publicly	Purchased Under The
	Shares Purchased	Per Share	Announced Plan	Plan
July 1, 2007 to July 31, 2007	124,261	$56.33	4,004,342	$72,601,065
August 1, 2007 to August 30, 2007	132,402	$55.59	4,136,744	$65,241,206
September 1, 2007 to September 30, 2007	19,693	$55.58	4,156,437	$64,146,645

Total	276,356	$55.92

Item 6. Exhibits.
     (a) Exhibits:

*3.1	Certificate of Incorporation of The Advisory Board Company, as amended

*3.2	Bylaws of The Advisory Board Company

*3.3	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the U.S. Securities and Exchange Commission on November 9, 2001.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: November 9, 2007	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer, Secretary and Treasurer

Exhibit Index

*3.1	Certificate of Incorporation of The Advisory Board Company, as amended

*3.2	Bylaws of The Advisory Board Company

*3.3	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the U.S. Securities and Exchange Commission on November 9, 2001.