Form 10-Q
period 2007-12-31
ADVISORY BOARD CO
filed 2008-02-08
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 7, 2008, we had outstanding 17,898,430 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2007 (unaudited) and March 31, 2007	3
	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended
	December 31, 2007 and 2006	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	December 31, 2007 and 2006	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	15
ITEM 4.	Controls and Procedures	15
PART II. OTHER INFORMATION		15
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
ITEM 4.	Submission of Matters to a Vote of Security Holders	16
ITEM 6.	Exhibits	17
Signatures		18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2007	March 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,068	$13,195
Marketable securities	10,675	12,718
Membership fees receivable, net	93,313	57,671
Prepaid expenses and other current assets	3,777	3,123
Deferred income taxes, net	18,630	21,673

Total current assets	155,463	108,380

Property and equipment, net	20,974	17,421
Intangible assets, net	1,117	1,011
Goodwill	5,426	5,426
Deferred incentive compensation and other charges	22,827	13,857
Deferred income taxes, net of current portion	3,114	6,629
Marketable securities	132,046	133,450

Total assets	$340,967	$286,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$142,096	$114,069
Accounts payable and accrued liabilities	24,611	18,721
Accrued incentive compensation	10,069	10,608

Total current liabilities	176,776	143,398

Long-term deferred revenue	10,187	2,925
Other long-term liabilities	1,528	1,387

Total liabilities	188,491	147,710

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 21,369,100 and 20,825,938 shares issued as of December 31, 2007 and March 31, 2007, respectively, and 18,056,473 and 18,227,726 shares outstanding as of December 31, 2007 and March 31, 2007 respectively	214	208
Additional paid-in capital	210,027	181,380
Retained earnings	104,491	80,962
Accumulated elements of other comprehensive gains (losses)	472	(1,156)
Treasury stock, at cost 3,312,627 and 2,598,212 shares at December 31, 2007 and March 31, 2007, respectively	(162,728)	(122,930)

Total stockholders’ equity	152,476	138,464

Total liabilities and stockholders’ equity	$340,967	$286,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue	$55,912	$48,611	$161,045	$139,543

Costs and expenses:
Cost of services (1)	26,107	23,334	74,775	65,824
Member relations and marketing (1)	11,869	10,562	33,654	29,808
General and administrative (1)	6,754	5,938	19,457	17,015
Depreciation	948	562	2,598	1,457

Income from operations	10,234	8,215	30,561	25,439
Interest income	1,629	1,686	4,720	5,145

Income before provision for income taxes	11,863	9,901	35,281	30,584
Provision for income taxes	(3,951)	(3,356)	(11,752)	(10,367)

Net income	$7,912	$6,545	$23,529	$20,217

Earnings per share:
Net income per share — basic	$0.44	$0.35	$1.30	$1.07
Net income per share — diluted	$0.42	$0.34	$1.25	$1.03

Weighted average number of shares outstanding:
Basic	18,090	18,694	18,097	18,818
Diluted	18,871	19,461	18,825	19,554

(1)	The following table summarizes the share-based compensation recognized and included in the condensed consolidated statements of income above (see Note 3).

Cost of services	$1,476	$1,041	$3,780	$3,131
Member relations and marketing	701	703	2,124	2,087
General and administrative	1,403	1,168	4,539	3,947

	$3,580	$2,912	$10,443	$9,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$23,529	$20,217
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	2,598	1,457
Amortization of intangible assets	188	143
Deferred income taxes	11,032	9,417
Excess tax benefits from share-based compensation	(5,377)	(4,905)
Share-based compensation expense	10,443	9,165
Amortization of marketable securities premiums	716	732
Changes in operating assets and liabilities:
Membership fees receivable	(35,642)	(35,185)
Prepaid expenses and other current assets	(654)	142
Deferred incentive compensation and other charges	(8,970)	(3,375)
Deferred revenues	35,289	26,901
Accounts payable and accrued liabilities	5,890	2,222
Accrued incentive compensation	(539)	1,459
Other long-term liabilities	141	876

Net cash provided by operating activities	38,644	29,266

Cash flows from investing activities:
Purchases of property and equipment	(6,151)	(5,954)
Capitalized external use software development costs	(294)	(320)
Cash paid for acquisition, net of cash acquired	—	(895)
Redemptions of marketable securities	31,605	11,500
Purchases of marketable securities	(26,345)	(9,500)

Net cash used in investing activities	(1,185)	(5,169)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	12,504	3,671

Proceeds from issuance of common stock under employee stock purchase plan	331	316
Excess tax benefits from share-based payments	5,377	4,905
Purchases of treasury stock	(39,798)	(32,235)

Net cash used in financing activities	(21,586)	(23,343)

Net increase in cash and cash equivalents	15,873	754
Cash and cash equivalents, beginning of period	13,195	21,678

Cash and cash equivalents, end of period	$29,068	$22,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company (the “Company”) provides best practices research, analysis, executive education, and decision support tools primarily to the health care industry focusing on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. The Company provides members with its best practices research and analysis through discrete annual programs. Each program typically charges a fixed annual fee and provides members with services which may include best practices research reports, executive education, on-line analytical tools, and other supporting research services. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the Company’s research studies, and therefore are not individually renewable.
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
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2007 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and nine months ended December 31, 2007 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2008, or any other period within the Company’s fiscal year 2008.
Note 2. Critical accounting policies and new accounting pronouncement
Critical accounting policies
Revenue recognition
     Revenue from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when a letter of agreement is signed by the member, and program agreement fees receivable and related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain fees are billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.
     For new programs that incorporate more robust decision support tools, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement. In addition, one of our programs includes delivery of software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition,” as amended. We recognize revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.

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
New accounting pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions and requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for us beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for us beginning April 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b — Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements, if any.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS 159 is effective for us beginning April 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements, if any, and have not determined what election we will make upon adoption.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We adopted the provisions of FIN 48 effective April 1, 2007. See Note 6 for further detail regarding the adoption of this interpretation.
Note 3. Share-based compensation
     The Company issues awards under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), and the 2006 Stock Incentive Plan (the “2006 Plan”). The Company has granted stock options and restricted stock units under the 2005 Plan and the 2006 Plan (collectively, the “Plans”). Grants may consist of treasury shares or newly issued shares. The exercise price of a stock option or other equity-based award is equal to the closing price of the Company’s common stock on the date of grant. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. The maximum contractual term of equity awards granted under the 2005 Plan is seven years and is five years under the 2006 Plan. As of December 31, 2007, a total of 1.8 million shares were available for issuance under the Plans.
     The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” using the modified prospective transition method. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense in the consolidated statements of income over the vesting periods of the awards, net of an estimated forfeiture rate. Share-based compensation expense for stock options and restricted stock units is recognized over the service period of the award, which can range from two to four years.
     Under the provisions of SFAS 123(R), the Company calculates the grant date estimated fair value of share-based awards using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting SFAS 123(R), the Company recognized forfeitures only as they occurred. SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.

     During the three and nine months ended December 31, 2007, we recognized share-based compensation expense in our condensed consolidated statements of income of $3.6 million, or $0.13 per diluted share, net of taxes, and $10.4 million, or $0.37 per diluted share, net of taxes, which includes $2.6 million and $7.8 million for stock options, $1.0 million and $2.6 million for restricted stock units and $18,000 and $57,000 for our employee stock purchase plan, respectively. For the three and nine months ended December 31, 2006, we recognized share-based compensation expense of $2.9 million, or $0.10 per diluted share, net of taxes, and $9.2 million, or $0.31 per diluted share, net of taxes, which includes $2.5 million and $7.9 million for stock options, $416,000 and $1.2 million for restricted stock units and $19,000 and $56,000 for our employee stock purchase plan, respectively.
     As of December 31, 2007, $20.2 million of total unrecognized compensation expense related to share-based compensation is expected to be recognized over a weighted-average period of 1.8 years.
Stock options
     During the three months ended December 31, 2007 and 2006, the Company granted 7,500 and 17,000 stock options with a weighted average exercise price of $60.60 and $54.43, respectively. During the nine months ended December 31, 2007 and 2006, the Company granted a total of 12,500 and 20,000 stock options with a weighted average exercise price of $58.12 and $53.48, respectively.
Restricted stock units
     There were 237,528 restricted stock units outstanding as of December 31, 2007. There were no restricted stock units granted during the three months ended December 31, 2007. During the nine months ended December 31, 2007, 3,200 restricted stock units were granted at a fair market value of $51.77 per share. During the three and nine months ended December 31, 2006, no restricted stock units were granted.
Valuation assumptions
     The Company calculates the fair value of each award on the date of grant using the Black-Scholes valuation model for options to purchase shares of common stock. The following assumptions were used to value grants of options to purchase common stock for each respective period:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Risk-free interest rate	3.90%	4.60%	3.70%	4.60%
Dividend yield	0%	0%	0%	0%
Expected life of option (in years)	4.0	5.0	3.8	5.0
Expected volatility	27.1%	28.9%	26.1%	28.5%
Weighted-average fair value of share-based compensation awards granted	$16.87	$18.67	$15.60	$18.30
     The maximum contractual term of equity awards granted under the 2005 Plan is seven years and is five years under the 2006 Plan.
     The valuation of restricted stock units is determined as the fair market value of the underlying shares on the date of grant.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized to be issued under the ESPP. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 85% of the closing price of the Company’s common stock on the last day of the three month purchase period. During the three and nine months ended December 31, 2007, the Company issued 1,916 and 6,492 shares under the ESPP at an average price of $54.56 and $50.21 per share, respectively. During the three and nine months ended December 31, 2006, the Company issued 2,350 and 7,322 shares under the ESPP at an average price of $45.51 and $43.06 per share, respectively.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	18,090	18,694	18,097	18,818
Dilutive impact of common share equivalents outstanding	781	767	728	736

Diluted weighted average common shares outstanding	18,871	19,461	18,825	19,554

Note 5. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was $8.7 million and $25.2 million for the three and nine months ended December 31, 2007, respectively. Comprehensive income was $6.6 million and $21.3 million for the three and nine months ended December 31, 2006, respectively. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $812,000 and $1.6 million for the three and nine months ended December 31, 2007, respectively. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $30,000 and $1.1 million for the three and nine months ended December 31, 2006, respectively.
Note 6. Income taxes
     FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company adopted FIN 48 on April 1, 2007, and there was no effect on the Company’s financial position or results of operations resulting from applying the provisions of FIN 48. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. The total amount of interest and penalties recognized in the condensed consolidated statement of income for the three and nine months ended December 31, 2007, and the condensed consolidated balance sheet as of December 31, 2007 was not material. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2002.
Note 7. Stockholders’ equity
     On July 31, 2007, the Company’s Board of Directors authorized an increase in its cumulative share repurchase program of up to an additional $50 million of the Company’s common stock. As of December 31, 2007, $54.1 is available for repurchase under the total $250 million authorization. For the three and nine months ended December 31, 2007, 156,190 and 714,415 shares were repurchased under this program compared to 215,447 and 622,486 for the same periods in 2006, respectively. Repurchases were made in the open market and privately negotiated transactions, subject to market conditions and trading restrictions. No minimum number of shares subject to repurchase has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations.
     As of December 31, 2007 and March 31, 2007, the Company had repurchased 4,312,627 and 3,598,212 shares of the Company’s common stock, respectively, at a total cost of $195.9 million and $156.1 million, respectively. Of these repurchased shares, 1,000,000 have been retired.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of, and on information currently available to, our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of future regulation and the effects of future competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Accordingly, undue reliance should not be placed on forward-looking statements.

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
Overview
     We provide best practices research, decision-support tools and analysis primarily to the health care industry. Best practices research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. Members of each program typically are charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, decision support tools and web-based access to the program’s content database. We currently offer 36 programs.

     Our membership business model allows us to focus on a broad set of issues relevant to health care organizations, while promoting frequent use of our programs and services by our members. This facilitates growth through cross-sell opportunities to existing members and the development of new programs. Our revenue grew 15.4% in the first nine months of fiscal 2008 over the first nine months of fiscal 2007. We also increased our contract value by 16.2% as of December 31, 2007, compared to contract value as of December 31, 2006. We define contract value as the aggregate annualized revenue attributed to all membership agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 28 of our programs are renewable at the end of their membership contract term, which is typically one year. Our other eight best practices programs provide installation support. These program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable.
     Costs associated with a new program initially increase more rapidly than revenue following introduction of the program because revenue associated with the new program are recognized ratably over the membership term while costs are generally expensed as incurred. Because we offer a standardized set of services, however, our program cost structure is relatively fixed and the incremental cost to serve an additional member is low.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development and other administrative functions. Included in our operating costs for each year presented are equity-related expenses including share-based compensation expense related to our adoption of SFAS 123(R) and additional payroll taxes payable upon the exercise of options to purchase shares of common stock. Depreciation expense includes the cost of depreciation of our property and equipment and capitalized costs for building analytic tools used in some of our programs.
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
Revenue recognition
     Revenue from renewable research memberships and best practices installation support memberships are recognized over the term of the related subscription agreement, which is generally 12 months. Fees are generally billable when a letter of agreement is signed by the member, and program agreement fees receivable and related deferred revenue are recorded upon the commencement of the agreement or collection of fees if earlier. Certain fees are billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.
     For new programs that incorporate more robust decision support tools, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each subscription agreement. In addition, one of our programs includes delivery of software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition,” as amended. We recognize revenue under these arrangements when persuasive evidence of an arrangement exists, delivery of the software and performance of the services has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.

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
Share-based compensation
     We account for share-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” using the modified prospective transition method. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized as an expense in the consolidated statement of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by us beginning April 1, 2006 included: (a) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.
     Under the provisions of SFAS 123(R), the Company calculates the grant date estimated fair value of share-based awards using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting SFAS 123(R), the Company recognized forfeitures only as they occurred. SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
     In accordance with SFAS 123(R), we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the condensed consolidated statement of cash flows. Prior to the adoption of SFAS 123(R), we reported these tax benefits as an operating cash flow. Results for prior periods have not been restated.
     During the three and nine months ended December 31, 2007, we recognized share-based compensation expense in our condensed consolidated statements of income of $3.6 million, or $0.13 per diluted share, net of taxes, and $10.4 million, or $0.37 per diluted share, net of taxes, which includes $2.6 million and $7.8 million for stock options, $1.0 million and $2.6 million for restricted stock units and $18,000 and $57,000 for our employee stock purchase plan, respectively. For the three and nine months ended December 31, 2006, we recognized share-based compensation expense of $2.9 million, or $0.10 per diluted share, net of taxes, and $9.2 million, or $0.31 per diluted share, net of taxes, which includes $2.5 million and $7.9 million for stock options, $416,000 and $1.2 million for restricted stock units and $19,000 and $56,000 for our employee stock purchase plan, respectively.
New Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions and requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for us beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for us beginning April 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b — Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements, if any.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS 159 is effective for us beginning April 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements, if any, and have not determined what election we will make, upon adoption.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We adopted the provisions of FIN 48 effective April 1, 2007. See Note 6 for further detail regarding the adoption of this interpretation.
Results of operations
     The following table shows statement of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	46.7	48.0	46.4	47.2
Member relations and marketing	21.2	21.7	20.9	21.4
General and administrative	12.1	12.2	12.1	12.2
Depreciation	1.7	1.2	1.6	1.0

Income from operations	18.3	16.9	19.0	18.2
Interest income	2.9	3.5	2.9	3.7

Income before provision for income taxes	21.2	20.4	21.9	21.9
Provision for income taxes	-7.1	-6.9	-7.3	-7.4

Net income	14.2%	13.5%	14.6%	14.5%

Three and nine months ended December 31, 2007 and 2006
     Revenue. Total revenue increased 15.0% to $55.9 million for the three months ended December 31, 2007, from $48.6 million for the three months ended December 31, 2006. Total revenue increased 15.4% to $161.0 million for the nine months ended December 31, 2007, from $139.5 million for the nine months ended December 31, 2006. Our contract value increased 16.2% to $225.4 million as of December 31, 2007 from $194.1 million as of December 31, 2006. Revenue growth was attributed to the introduction and expansion of four new programs across the past twelve months, and cross-selling existing programs to existing members. To a lesser degree, sales to new member organizations and price increases also contributed to our revenue growth.
     Cost of services. Cost of services increased 11.9% to $26.1 million for the three months ended December 31, 2007, compared to $23.3 million for the same period in 2006. For the nine months ended December 31, 2007, cost of services increased 13.6% to $74.8 million, compared to $65.8 million for the same period in 2006. Included in cost of services for the three and nine months ended December 31, 2007 was share-based compensation expense of $1.5 million and $3.8 million, respectively, compared to $1.0 million and $3.1 million for the same periods in 2006.
Cost of services increased principally because of the following:
•	additional personnel and related costs associated with the delivery of content and tools to our expanded membership base including new programs;

•	increased investment in on-line tools and applications used in certain of our best practice research programs which require more upfront resources before launch; and

•	variable third-party licensing fees associated with three of our research programs.

      Cost of services decreased as a percentage of revenue to 46.7% for the three months ended December 31, 2007, compared to 48.0% for the three months ended December 31, 2006. For the nine months ending December 31, 2007, cost of services decreased as a percentage of revenue to 46.4% compared to 47.2% for the nine months ended December 31, 2006. The decrease in cost of services as a percentage of revenue for the three and nine months ended December 31, 2007 compared to the same periods in 2006 is primarily due to a shift in timing for new program costs where more costs were incurred in the quarter ended March 31, 2007 and less in the nine months ended December 31, 2007 when compared to the prior year. Because cost of services as a percentage of revenue may fluctuate from quarter to quarter, the cost of services as a percentage of revenue for the three and nine months ended December 31, 2007 may not be indicative of future quarterly or annual results.
      Member relations and marketing. Member relations and marketing costs increased 12.4% to $11.9 million for the three months ended December 31, 2007, compared to $10.6 million for the same period in 2006. For the nine months ended December 31, 2007, member relations and marketing costs increased 12.9% to $33.7, compared to $29.8 million for the same period in 2006. Included in member relations and marketing for the three and nine months ended December 31, 2007 was share-based compensation expense of $701,000 and $2.1 million, respectively, compared to $703,000 and $2.1 million for the same periods in 2006. Other factors contributing to the increase in member relations and marketing expense include the following:
•	an increase in sales staff and related costs associated with the introduction of new memberships; and

•	an increase in member relations personnel and related costs to serve the larger membership base.
      Member relations and marketing costs declined as a percentage of revenue to 21.2% for the three months ended December 31, 2007, compared to 21.7% for the three months ended December 31, 2006. For the nine months ended December 31, 2007, member relations and marketing costs decreased as a percentage of revenue to 20.9% compared to 21.4% for the nine months ended December 31, 2006. This 0.5% decrease in member relations and marketing costs in relation to total revenue for the three and nine months ending December 31, 2007 compared to the same period in 2006, relates primarily to the timing of personnel hires and incentive campaigns for our sales force.
     General and administrative. General and administrative expenses increased 13.7% to $6.8 million, or 12.1% of revenue for the three months ended December 31, 2007, from $5.9 million, or 12.2% of revenue, for the three months ended December 31, 2006. General and administrative expenses increased 14.4% to $19.5 million, or 12.1% of revenue, for the nine months ended December 31, 2007, from $17.0 million, or 12.2% of revenue for the nine months ended December 31, 2006. The increase in general and administrative expenses for the three and nine months ended December 31, 2007 compared to the same periods in the prior year is due to an increase in recruiting expenses related to overall headcount growth and to an increase in personnel in new product development. In addition, share-based compensation expense for the three and nine months ended December 31, 2007 increased to $1.4 million and $4.5 million, respectively, compared to $1.2 million and $3.9 million for the same periods in 2006.
     Depreciation. Depreciation expense increased to $948,000 and $2.6 million for the three and nine months ended December 31, 2007, from $562,000 and $1.5 million for the three and nine months ended December 31, 2006, respectively. These increases in depreciation are related to the capital expenditures made in connection with the buildout of two floors in our headquarters facility during fiscal years 2007 and 2008, as well as capitalized software costs related to some of our newer membership programs that include web-based tools.
     Provision for income taxes. We recorded a provision for income taxes of $4.0 million and $3.4 million in the three months ended December 31, 2007 and 2006, respectively. We recorded a provision for income taxes of $11.8 million and $10.4 million in the nine months ended December 31, 2007 and 2006, respectively. Our effective tax rate decreased to 33.3% for the three and nine months ended December 31, 2007 compared to 33.9% in the three and nine months ended December 31, 2006 due to a reduction in non-deductible share-based compensation expense related to incentive stock option exercises and an increase in tax exempt interest.
Liquidity and capital resources
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flow from operations fluctuates from quarter to quarter based on the timing of certain expenses. During the nine months ended December 31, 2007, operating activities provided $38.6 million in cash compared to $29.3 million for the nine months ended December 31, 2006. As of December 31, 2007, we had approximately $171.8 million in cash and cash equivalents and marketable securities. We believe these funds, together with net annual positive cash flows from operations, will be sufficient to satisfy working capital, financing, and capital expenditure requirements for the next twelve months.
     Cash flows from investing activities. During the nine months ended December 31, 2007, we used $1.2 million of cash, consisting of net redemption of marketable securities of $5.3 million, which was offset by capital expenditures of $6.4 million. Included in capital expenditures was $3.5 million of costs capitalized for the development of software and $1.8 million of costs related to the expansion of our headquarters facility. During the nine months ended December 31, 2006, we used $5.2 million of cash, consisting of net redemptions of marketable securities of $2.0 million, which was offset by capital expenditures of $6.3 million and our final payment made for the acquisition of OptiLink of $895,000. Capital expenditures primarily consisted of $2.6 million of costs capitalized for the development of software and $2.6 million of costs related to the expansion of our headquarters facility.

     Cash flows from financing activities. During the nine months ended December 31, 2007, $21.6 million was used in financing activities, primarily due to the purchase of treasury stock of $39.8 million. This purchase was partially offset by $12.8 million received in connection with the issuance of common stock from the exercise of stock options and employee stock purchase plan shares and $5.4 million of excess tax benefits generated in connection with these exercises representing the amount used to reduce the Company’s tax liability incurred. Prior to adoption of FAS 123(R), these excess tax benefits were included in cash flow from operations. During the nine months ended December 31, 2006, $23.3 million was used in financing activities primarily due to the purchase of treasury stock of $32.2 million. This purchase was partially offset by $4.0 million received in connection with the issuance of common stock from the exercise of stock options and employee stock purchase plan shares and $4.9 million of excess tax benefits generated in connection with these exercises representing the amount used to reduce the Company’s tax liability incurred.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities three months or less. As of December 31, 2007, our marketable securities consist of $5.9 million in tax-exempt notes and bonds issued by the District of Columbia, $41.5 million in tax-exempt notes and bonds issued by other states, and $95.3 million in U.S. government agency securities. The average maturity on all our marketable securities as of December 31, 2007 was approximately 3.4 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments, we believe the effect of interest rate fluctuations would not be material to the Company’s financial position or results of operations.
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

				Approximate
			Total Number of	Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of a	That May Yet Be
	of Shares	Price paid	Publicly	Purchased
	Purchased	Per Share	Announced Plan	Under The Plan

October 1, 2007 to October 31, 2007	—	$—	—	$64,146,645
November 1, 2007 to November 30, 2007	78,024	$64.08	4,234,461	$59,146,664
December 1, 2007 to December 31, 2007	78,166	$63.97	4,312,627	$54,146,772

Total	156,190	$64.02

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of The Advisory Board Company was held on November 15, 2007. The following is a tabulation of the voting on the proposals presented at the Annual Meeting of Stockholders.
Proposal No. 1 — Election of Directors

	Number of	Number of
Elected Director	Votes for	Votes Withheld
Marc N. Casper	17,388,461	159,798
Peter J. Grua	17,393,351	154,908
Kelt Kindick	17,388,449	159,810
Mark R. Neaman	17,343,502	204,757
Leon D. Shapiro	17,393,551	154,708
Frank J. Williams	17,117,141	431,118
LeAnne M. Zumwalt	17,387,751	160,508
     The directors elected pursuant to the foregoing proposal constitute all of the members of our board of directors.
Proposal No. 2 — Appointment of Ernst & Young, LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending March 31, 2008

Number of Votes For	17,538,093
Number of Votes Against	8,737
Number of Votes Abstain	1,429
Number of Broker Non-Votes	0

Item 6. Exhibits.
     (a) Exhibits:

*3.1	Certificate of Incorporation of The Advisory Board Company, as amended

#3.2	Amended and Restated Bylaws of The Advisory Board Company

*3.3	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Company’s registration statement on Form S-1, declared effective by the U.S. Securities and Exchange Commission on November 9, 2001.

#	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: February 8, 2008	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer