Form 10-K
period 2008-03-31
ADVISORY BOARD CO
filed 2008-05-30
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2008
Commission File Number: 000-33283
THE ADVISORY BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-1468699
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

2445 M Street, N.W.
Washington, D.C.	20037
(Address of principal executive offices)	(Zip Code)
202-266-5600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: Not applicable
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Based upon the closing price of the registrant’s common stock as of September 28, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $729,985,145.*
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 27, 2008 was 17,316,228.

DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this Form 10-K incorporates by reference certain portions of the registrant’s 2008 definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

*	Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

THE ADVISORY BOARD COMPANY
TABLE OF CONTENTS

PART I
     Unless the context indicates otherwise, references in this Annual Report to the “Company,” the “registrant,” “we,” “our” and “us” mean The Advisory Board Company and its subsidiaries.
Forward-looking Statements
     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this report.
     A number of important factors could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Part I, Item 1A.
Item 1. Business.
Overview
     The Advisory Board Company has provided best practices research and analysis to the health care industry since 1986, and we completed our initial public offering in November 2001. Since April 2000, we have increased the total number of discrete programs we offer from six to 37 and provide best practices research, analysis, executive education and leadership development, decision support tools and installation support to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies and, beginning in October 2007, universities and other education institutions. Our program offerings focus on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. For a fixed fee, members of each program have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and decision support tools. Our member institution renewal rate for each of the last five fiscal years equaled or exceeded 87%, which we believe is a reflection of our members’ recognition of the value they derive from participating in our programs. We currently serve more than 2,700 members.
     Each of our programs provides members with assistance in addressing one of three primary issue sets: strategic issues, operational issues or management issues. Prior to fiscal 2001, our programs largely focused on such strategic concerns as business development and growth strategy. Since then, we have expanded the scope of our best practices work to attend to our members’ critical operational issues, including improving clinical quality and lowering operating costs. In addition, we have also added programs to address such key management issues as nurse manager development and physician leadership.
     Our membership-based model, in which members actively participate in our research and analysis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data and strategic plans and enables us to provide detailed best practices analyses on current industry issues. Each of our 37 programs targets the issues of a specific executive constituency or business function. The terms of our program memberships are typically one year.
     Each of our programs offer a standardized set of services, allowing us to spread our largely fixed program cost structure across our membership base of participating companies. This economic model enables us to increase our revenue and operating profit as we expand the membership base of our programs over time and, we believe, permits members to learn about industry best practices and access solutions at a fraction of the cost of customized analyses or services provided by major business services firms.
     Our membership includes some of the most prestigious health care and education institutions in the United States. As of March 31, 2008, all of the top 18 hospitals as ranked by U.S. News and World Report were members, including The Cleveland Clinic, Duke University Medical Center, The Johns Hopkins Hospital, Massachusetts General Hospital and Stanford Hospital and Clinics. Our membership also includes leading pharmaceutical and biotech companies, health care insurers and medical device companies, such as Johnson & Johnson, Medtronic and Merck. Following our launch of programs serving education organizations in fiscal 2008, we have added a number of high profile higher education institutions, including University of California, Columbia University, College of William and Mary, Dartmouth College, Duke University, University of North Carolina and Washington University. Within these organizations, we serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach more than 5,900 chief executive and chief operating officers and 69,000 senior executives, clinical leaders, department heads and product-line managers.

Our Core Market — The Health Care Industry
     We primarily serve health care organizations, a sector providing critical services to the community and one that comprises a large and growing industry. The Centers for Medicare and Medicaid Services estimates that spending in the United States for health care services will be $2.4 trillion in 2008 and projects spending will grow at an annual rate of approximately 7% through 2017.
     Health care organizations rely on business services firms to help them develop strategies, improve operations and train staff in order to remain competitive in the dynamic industry environment. We believe that the following characteristics of the health care industry make it especially suited for our business model of standardized delivery of professional information services and decision support tools rooted in best practices:
•	Common Industry-Wide Issues. Health care organizations of all sizes face many of the same complex strategic, operational and management issues, including increasing revenue, reducing costs, overcoming labor shortages, managing clinical innovation, improving productivity, reengineering business processes, increasing clinical quality, improving manager effectiveness and complying with new government regulations. Because the delivery of health care services is based on very complex, interrelated processes that involve many types of health care companies, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

•	Fragmented Industry. Our target market within the health care industry consists of over 5,000 current or potential members in the United States. This target market includes many health care providers that deliver health care services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

•	Willingness to Share Best Practices. We believe that health care organizations have a relatively high propensity to share best practices. Many hospitals and health systems are non-profit organizations or compete in a limited geographic market and do not consider organizations outside their market to be their competitors. In addition, the health care industry has a long tradition of disseminating information as part of ongoing medical research and education activities.

•	Value Orientation. A membership model that provides access to best practices and decision support tools on a shared-cost basis appeals to many value-focused health care organizations that may otherwise be hesitant to make discretionary investments to commission an exclusive higher priced customized study or solution to address their critical issues.
Our Secondary Market — Education
     In addition to serving health care organizations, we have recently expanded our program offerings to provide similar best practices research and analysis services to universities and other education institutions through two industry specific programs. The education sector is a large sector of the United States and worldwide economy, with post-secondary education in the United States estimated by the U.S. Department of Education to be a $320 billion industry with more than 6,000 institutions and 18 million students.
     Universities and other education institutions share many similar characteristics with our core health care market, specifically a mission-driven orientation, common and complex problems, fragmented markets, inclination to share best practices, and value orientation. As with health care, we believe these characteristics make this industry well suited to our business model of standardized delivery of professional information services and decision support tools rooted in shared best practices.
Business Strategy
     To capitalize on the favorable characteristics of our target markets, we will continue to develop and operate membership-based best practices programs that address the critical issues facing our members in a standardized manner through research, analytics and decision support tools.
Capitalize on Membership-Based Business Model
     We believe our membership-based business model is key to our success. Our membership model enables us to target issues of relevance to a broad audience of similar organizations and to draw on their experience to identify solutions. At the same time, our economic model and fixed-fee pricing promote frequent use of our programs and services by our members, which we believe increases value received and program loyalty.

Focus on Best Practices Research and Tools
     We focus on providing services based on demonstrated best practices within the health care and education industries. Our focus on deep vertical markets has enabled us to develop a membership that includes progressive and highly regarded institutions where many industry issues are first identified and where many of the best practices originate. We believe that these organizations will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, industry-wide basis and that our reputation and success to date has uniquely positioned us as a leading source for identifying, evaluating, communicating and providing solutions that respond to evolving market needs.
Scale Our Economic Model
     Our economic model enables us to add new members to all of our programs for a low incremental cost per member to us, thereby growing our revenue and improving our operating income as we increase the membership base of our existing programs. A significant portion of every program’s cost structure for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in a program. By targeting areas that will be of interest to a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of potential members.
Continue Research, Analysis and Decision Support Excellence
     The quality of our research, analysis and decision support is a critical component of our success. Experienced program directors are responsible for assuring that our research methodology is applied to all studies and that quality is maintained across all deliverables, solutions and programs. We are highly selective in our hiring, recruiting the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis, data mapping and presentation skills.
Deliver Superior Value Proposition
     Our programs offer access to best practices and tools at a fraction of the cost any major business services firm would charge to provide a comparable customized analysis or solution. Members can use our programs to improve the effectiveness of their organizations, often resulting in increased productivity and reduced operating costs. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve through the successful application of even a subset of the best practices and tools that they receive as members of a particular program. Our member institution renewal rate for each of the last five fiscal years equaled or exceeded 87%.
Leverage Our Intellectual Capital and Relationships by Providing Best Practices Installation Support
     We are able to efficiently leverage the substantial body of our best practices research, case study experience and relationships we have amassed to support members in installing best practice solutions, thereby generating additional revenue for a low incremental cost to us to serve. Our research programs produce the best practices that we use to create the analytic and management tools and executive education modules that comprise our best practice installation engagements, which are sold as discrete products for a separate fee and are typically delivered within 12 months. Our research programs also provide a platform and source for identifying member organizations that seek additional assistance in adopting the best practices profiled in our research, thereby enhancing our ability to cross-sell our best practice installation engagements to existing members.
Drive Tangible Results by Incorporating Data and Analytics into Robust, Web-Based Decision Support Tools
     Through our best practices research, we have identified the need for decision support tools that consolidate, analyze, and report member data in order to gain visibility into areas of opportunity for operational or financial improvement. To meet this member need, we have combined commercially available technology with our insight, industry expertise, and standardized data definitions, to offer hosted robust, web-based decision support tools that provide valuable insights by efficiently presenting regularly updated data extracted from members’ numerous disparate systems, benchmarking their performance versus other organizations, and allowing them to drill down to transaction- level detail. These sophisticated tools hardwire our existing best practices research into the daily process flows at the member institutions thereby allowing a broad group of executives, managers and front-line leaders to leverage the insights and data in both their daily and strategic decisions. This integrated approach allows our members to achieve on-going, tangible cost and performance gains and high return on investment. We continuously update our decision support tools through benchmarking, research activities, and member input.

Growth Strategy
     Our growth strategy is to leverage our extensive membership, deep knowledge base of best practices and proven business formula to increase revenue by adding members and memberships, and increase profits by spreading the increased revenue over a largely fixed cost base.
Cross-Sell Additional Programs to Existing Members
     Over the last several years, we have added three to four new programs per year, thereby significantly increasing our cross-sell opportunity. We actively cross-sell additional programs to our 2,700 members through a variety of avenues, including sales force visits, presentations at member meetings and announcements in our research publications and on our website.
Develop New Programs
     We will continue developing new programs to cross-sell to existing members and to attract new member institutions. We develop new program concepts and rigorously evaluate and prioritize target opportunities using defined new program development criteria. We involve industry thought-leaders from progressive and well-known organizations as advisors early in our new program development process and typically convert a high percentage of our advisors to paying members prior to launching the program. We currently plan to continue to launch approximately three to four new programs per year.
Adapt to Serve Members’ Evolving Needs
     The information that we derive from our existing relationships with members is critical to our growth strategy. As a result of these relationships, we are able not only to adjust the research agendas of our existing programs but also to offer new programs and services to meet our members’ changing needs. Across the last several years, we have broadened our offerings, moving from research programs largely focused on strategic issues to a more expansive set of research and installation support programs that provide information and tools to address operational and management issues, as well as strategic concerns. Recently, we have introduced new programs anchored by robust web-based decision support tools that serve as a conduit to in-depth analysis and hardwiring of best practices into operations. We believe that because of our relationships with our members, we are provided a unique window on their needs. Our focus on serving those needs allows us to capitalize on new opportunities for our standardized model of delivering best practices research, analysis, executive education, decision support tools and installation support.
Target Non-U.S. Health Care Organizations, Additional Sectors of the Health Care Industry, and other Sectors with Similar Characteristics
     We believe that our business model and current memberships provide us significant assets that we can leverage to target health care organizations across an expanded geographic terrain, additional sectors of the health care industry, and verticals outside health care with similar relevant characteristics.
     We currently offer a Council of International Hospitals program targeted towards international health care institutions that serves approximately 280 non-U.S. organizations. Increasingly, we look to provide services from our existing U.S. focused programs to international organizations and have recently increased resources to further target this market.
     In addition, we plan to leverage our existing Health Care Industry Strategy program to expand our work with pharmaceutical, biotech, health insurance and medical device companies and develop programs focused directly on the issues of these additional sectors of the health care industry. In the last three years, we have begun to offer additional services to the medical device sector and we plan to continue to target other opportunities within these sectors that allow us to apply our business formula of launching programs that are largely fixed-cost in nature and offer a highly standardized solution.
      We also plan to continue to expand and grow in our newly developed education market by leveraging our proven new program development process in this vertical and applying relevant learnings from our established health care business to serve as a template for growth in the education sector.

Our Membership
     As of March 31, 2008, our membership consisted of more than 2,700 hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device and supply companies, and universities and other education institutions. Within these organizations, our programs serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over 5,900 chief executive and chief operating officers and more than 69,000 senior executives, clinical leaders, department heads and product line managers. For each of the years ended March 31, 2006, 2007 and 2008, the Company generated less than 2% of revenue from members outside the United States. No one member accounted for more than 2% of our revenue in any of the last three fiscal years.
     We seek to involve the country’s most progressive health care and education organizations in our membership. The participation of these members provides us with a window on the latest challenges confronting the industries we serve and the most innovative best practices that we can share broadly throughout our membership. We serve all of the top 18 hospitals in the most recent U.S. News and World Report America’s Best Hospitals ranking, 95 of the largest 100 health care delivery systems, 20 of the world’s largest pharmaceutical and medical device companies and several prestigious universities.
     The following table sets forth information with respect to membership programs, members and renewals as of the dates shown:

	March 31,
	2004	2005	2006	2007	2008
Membership programs offered	21	25	29	32	37
Total members	2,347	2,572	2,595	2,662	2,761
Member renewal rate (1)	87%	92%	90%	89%	90%
Contract value (in thousands of dollars) (2)	$124,929	$146,137	$170,510	$200,094	$230,806

(1)	For the year then ended. The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
Programs and Services
Programs
     We currently offer 37 distinct membership programs in three key areas: strategy, operations and management. Our strategy programs serve chief executive officers, chief financial officers, provosts, board members, senior-most marketing and planning executives and major product line managers and focus on broad industry trends and business issues. Our operations programs serve executives and general managers operating key divisions and departments and focus on operational issues such as process improvement, cost reduction, productivity and quality improvement. Our management programs serve human resources executives, chief medical officers and general managers responsible for large staffs and focus on management issues such as talent development, succession planning, and leadership skills training. Within each practice area, we offer one or more platform programs focusing on enterprise-wide strategic, operational or management issues and serving senior executives within the organization, as well as more targeted programs which focus on specific strategic, operational and management issues and serve executives deeper within a member organization.
     Our programs are focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, analyzing emerging trends within the health care and education industries, providing members with robust data collection and decision support tools and supporting institutions’ efforts to develop their staffs and adopt and implement best practices to improve their own performance. Each year, our staff of research managers and analysts conducts thousands of interviews with industry executives on a large number of substantive areas, including:
•	revenue management and product line development

•	health system cost reduction and clinical reform

•	nursing and academic faculty recruitment, retention and productivity

•	hospital and university department operations

•	pharmaceutical and medical device technology management

•	strategic approach to problem solving and innovation

•	elevating clinical quality

•	measuring and improving student learning outcomes

•	competing for scarce research funding
     We focus our members’ senior management on important problems by providing an analysis of best practices used by some of the most successful organizations to solve those problems, and by providing tools to accelerate the adoption of best practices within our member institutions. In fiscal 2008, we published approximately 40 new best practices research reports, performed more than 160 member meetings and 2,900 on-site seminars to approximately 1,400 member organizations reaching more than 35,000 executive and managerial participants, produced more than 3,400 customized research reports, served more than 15,000 users via online decision support and business intelligence tools and provided content to over 75,000 registered users via our password-protected website and email.
     Each program is run by a director who is responsible for applying our standard research methodologies to produce best practices studies, modules and tools, and for maintaining the quality of all program services. Relying on member steering sessions, member topic polls and one-on-one interviews with top industry executives, each director identifies the most timely and important topics of shared member interest and sets the program’s priorities in an annual agenda. The annual agenda is used to communicate potential best practices study topics and associated program services to participating members, although the actual studies and services delivered to members across the corresponding time period may vary from what is described in the agenda based on ongoing member input and changes in the overall industry. A team composed of analysts, instructors and/or technology experts is dedicated to each program, collectively researching the program agenda, writing the best practices studies, developing curricula, building tools, delivering executive education sessions and providing all other program services.
Services
     Each program typically charges a separate annual membership fee that is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our program services may include best practices research studies, executive education, daily online executive briefings, original executive inquiry service, best practices installation support, proprietary content databases and web-based tools to assist in decision support and hardwiring the adoption of best practices. Institutions can only access our services within a program if they are members of the relevant program. The types of services provided include:
     Best Practices Research Studies
     Each best practices research study or topic generally addresses a specific strategic challenge, operational issue or management concern. In fiscal 2008, we published approximately 40 best practices research studies. Each program providing this service typically publishes two to five best practices research studies or modules annually. We design each study and module to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to 250 pages of research content. Research studies usually include an up-front essay framing the major business issues and sections describing up to 20 best practices. Consistent application of our research methodology and extensive staff member training across all programs enables us to maintain research quality while increasing the number of our programs.
     Executive Education
     Relying on our proprietary best practices research, we deliver an executive education curriculum to member institutions nationwide. We offer executive education services through two channels — general membership meetings and presentations or facilitated discussions conducted on-site at member organizations. In both settings we use lively, interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In fiscal 2008, we delivered executive education services to approximately 1,400 member organizations, reaching more than 35,000 executive and managerial participants through more than 160 member meetings and over 2,900 on-site seminars at member organizations. These interactions are valuable, not only because of the service provided to members, but also because these executive education services are an important building block of our relationships with our members, allowing us the opportunity to gather member input about our research agendas and services, and generating leads for cross-selling additional programs to existing members.
     We deploy a staff of approximately 30 full-time and part-time faculty who conduct our executive education curriculum. We update our library of executive education modules throughout the year as we translate new best practices research into executive education content.

     Proprietary Databases, Online Services and Decision Support Tools
     Across our programs, we offer a variety of databases, online services, electronic tools and web-based applications to increase the utility of our content, analyze an organization’s current performance and assist in hardwiring best practices into daily process flows at member institutions. Each research program maintains a password-protected proprietary online portal including such items as best practices, executive modules, online benchmarking data, audit toolkits, market forecasting instruments and management dashboards accessible only to members of the program. Through the websites, members of each program may search and access the electronic library of research studies, review executive education modules, view meeting schedules and communicate with our staff and other members. In addition, certain of our programs are anchored by robust, web-based decision support tools that are regularly updated with member-specific data, to which the program’s members have continual access via the Internet. Through the combination of our research and access to these tools, members gain visibility into areas of opportunity for operational or financial improvement, receive best practice toolkits to capture the improvement and directly use our resources to inform front-line decisions on a daily basis. Having evolved our offerings of online content and tools across the last several years from a relatively static content delivery model to an interactive model, we have also achieved deeper penetration into each of our member organizations, allowing a broader group of executives, managers and front-line leaders access to insight and tools required for both their daily and more strategic decisions.
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
Executive Watches. Our Executive Watch reports provide best practices, benchmark data and industry news for specific executive constituencies within health care companies. We currently produce eight Executive Watch reports for the following executive constituencies: chief financial officers; chief nursing officers; clinical leaders and senior hospital executives; chief medical officers; marketing and planning executives; cardiac administrators; human resource directors; and oncology administrators. Our Executive Watch reports are sent to executives via email on a monthly basis and are updated on our websites throughout the publishing cycle.
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
     Best Practices Installation Support
     Eight of our programs provide members with support in installing the best practices profiled in our research studies within their own organizations. We offer members a standardized package of management tools typically supplemented by approximately five on-site sessions to educate relevant executives and line managers in their use. The majority of management tools and on-site curriculum derive from research content, data and documents gathered in the research process used to produce our best practices research studies, enabling us to create best practices installation modules quickly and for a low incremental cost to us. Our installation support includes both the management tools and the associated on-site sessions and is typically packaged and delivered to each member within a 12-month period.
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
Pricing
     Historically, we have sold substantially all of our memberships in our programs as one-year agreements, and during fiscal 2008, we have entered into several multi-year agreements in certain of our programs that incorporate robust web-based decision support tools. Each program typically charges a separate fixed annual membership fee. Annual fees vary by program based on the target executive constituency and the specific combination of services provided to participating members. Annual fees for programs that offer best practices installation support or more robust decision support tools generally are higher than annual fees for other programs. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. Membership fees may also be lower for the initial members of new programs. In a few of our programs we charge our members for certain direct billable expenses, such as travel expenses.
     We offer an unconditional service guarantee to members of many of our programs. For memberships with this guarantee, at any time, a member may terminate its membership and request a pro rata refund of its prepaid subscription fee.
Sales and Marketing
     At March 31, 2008, our sales force consisted of 109 new business development teams that are responsible for selling new memberships to assigned program and geographic market territories. Our two-person new business development teams sell programs to new members as well as cross-sell additional programs to existing members of other programs.
      We maintain separate member services teams that are responsible for servicing and renewing existing memberships. The separation of responsibility for new membership sales and membership renewals reflects the varying difficulty and cost of the respective functions. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and typically travel at least 60% of the time, conducting face-to-face meetings with senior executives at current and prospective member institutions. Member services representatives assume more of an in-house relationship management role, conducting most of their responsibilities over the telephone.
Competition
     We are not aware of any other entity that enables health care or education organizations to study and receive services across as broad a range of best management practices for fixed annual fees. We compete in discrete programs and for discretionary dollars against both health care-focused, education-focused and multi-industry business services firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks and database companies, may also offer research, consulting, tools and education services to health care and education organizations.
     We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, reliability and effectiveness of decision support tools, depth and quality of the membership network, ability to meet the changing needs of our current and prospective members and service and affordability. We believe we compete favorably with respect to each of these factors.
     The Corporate Executive Board Company provides membership-based programs on a cross-industry basis that are similar to some of the types of programs that we sell to health care and education organizations. As part of a collaboration agreement between us and The Corporate Executive Board Company, through at least February 5, 2011, The Corporate Executive Board Company is generally prohibited from selling membership-based best practice research programs to health care providers. In addition, as part of this agreement The Corporate Executive Board Company is also prohibited from selling membership-based best practice programs to other types of health care and education organizations unless the programs address issues of a general business nature and are principally sold to companies and institutions not in the health care or education industries. The noncompetition clauses of this collaboration agreement generally prohibit us from selling membership-based best practice research programs to organizations other than non-profit organizations or organizations principally engaged in the businesses of health care or education.
Employees
     At March 31, 2008, we employed 910 persons, more than 800 of whom are based out of our headquarters in Washington, D.C. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

     We believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis, data mapping and presentation skills.
Government Regulation
     The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These are embodied in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex system of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.
     The HIPAA Privacy and Security Rules apply directly to covered entities, such as our members who are health care providers that engage in HIPAA-defined standard electronic transactions. Because some of our members disclose protected health information to us so that we may use that information to provide certain services to those members, we are business associates of those members and as such, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our members. Such agreements must, among other things, provide adequate written assurances:
•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.
     HIPAA also requires that certain electronic transactions related to health care billing be conducted using prescribed electronic formats. For example, claims for reimbursement that are transmitted electronically to payers must comply with specific formatting standards, and these standards apply whether the payer is a government or a private entity. As covered entities subject to HIPAA, our members must meet these requirements, and therefore, we must structure and provide our services in a way that supports our members’ HIPAA compliance obligations.
     In addition to the HIPAA Privacy and Security Rules, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them.
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
Executive Officers of the Company
     The following table sets forth the names, ages and positions within the Company of the persons who serve as our executive officers as of March 31, 2008.

Executive Officers	Age	Position
Frank J. Williams	41	Chairman of the Board and Chief Executive Officer
Robert W. Musslewhite	38	Executive Vice President
David L. Felsenthal	37	Chief Operating Officer
Michael T. Kirshbaum	31	Chief Financial Officer
Richard A. Schwartz	42	Executive Vice President
Scott M. Fassbach	48	Chief Research Officer
Scott A. Schirmeier	39	Chief Marketing Officer
Evan R. Farber	35	General Counsel and Corporate Secretary

     Frank J. Williams joined us in September 2000 as an Executive Vice President and has been our Chief Executive Officer and a director since June 2001. Effective September 1, 2008, Mr. Williams will become Executive Chairman of the Company, at which time he will no longer serve as Chief Executive Officer. In November 2004, he began serving as Chairman of our Board of Directors. From June 2000 through January 2001, Mr. Williams was the President of an affiliated company, eHospital Inc., focused on developing and delivering health care content to patients and providers via the Internet. From 1999 through May 2000, Mr. Williams served as the President of MedAmerica OnCall, a provider of outsourced services to physician organizations, hospitals, and managed care entities. Mr. Williams also served as a Vice President of Vivra Incorporated and as the General Manager of Vivra Orthopedics, an operational division of Vivra Specialty Partners, a private health care services and technology firm. Earlier in his career, Mr. Williams was employed by Bain & Company. Mr. Williams serves on the board of directors of Market Force Information, Inc., a privately held market research firm and Sheridan Health Care, a privately held physician services company. Mr. Williams received a B.A. from University of California, Berkeley and an M.B.A. from Harvard Business School.
     Robert W. Musslewhite became a director on May 8, 2008 and will become our Chief Executive Officer, effective September 1, 2008. Mr. Musslewhite joined the Company in 2003 and became Executive Vice President in January 2007, responsible for strategic planning and general management of certain of our membership programs. Prior to his current role, he served as Executive Director, Strategic Planning and New Product Development. From 1997 to 2003, Mr. Musslewhite was employed at McKinsey & Company, where as an Associate Principal he served a range of clients across the consumer products and other industries, and was a leader in the firm’s marketing practice. Mr. Musslewhite has an A.B. degree in Economics from Princeton University and a J.D. from Harvard Law School.
     David L. Felsenthal will become our President effective September 1, 2008. He first joined us in 1992 and was named Chief Operating Officer in January 2007. Prior to that, Mr. Felsenthal had been an Executive Vice President since February 2006, and was Chief Financial Officer, Secretary, and Treasurer from April 2001 through February 2006. From September 1999 to March 2001, Mr. Felsenthal was Vice President of an affiliated company, eHospital Inc., focused on developing and delivering health care content to patients and providers via the Internet. From 1997 to 1999, Mr. Felsenthal worked as Director of Business Development and Special Assistant to the CEO/CFO of Vivra Specialty Partners, a private health care services and technology firm. From 1992 through 1995, Mr. Felsenthal held various positions with us in research and new product development. Mr. Felsenthal received an A.B. degree from Princeton University and an M.B.A. from Stanford University.
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
     Evan R. Farber joined us in October 2007 as General Counsel and has also served as Corporate Secretary since November 2007. Prior to joining the Company, Mr. Farber was a partner at Hogan & Hartson L.L.P., a law firm in Washington, D.C., where he practiced corporate, securities and transactional law. Before joining Hogan & Hartson in June 2000, Mr. Farber was an associate in the New York office of McDermott, Will & Emery. Mr. Farber received a B.A. from Binghamton University, State University of New York, and a J.D. from The George Washington University Law School.

Item 1A. Risk Factors.
     In addition to the other information contained in or incorporated by reference into this Form 10-K, the following factors should be considered carefully when evaluating us and our business. The factors described below may not be the only risks the Company faces. Additional risks that the Company does not yet perceive or that the Company currently believes are immaterial may also adversely affect the Company’s business and the trading price of the Company’s securities.
Our business is principally focused on the health care industry, and factors that adversely affect the financial condition of the health care industry could consequently affect our business.
     We derive substantially all of our revenue from members in the health care industry. As a result, our financial condition and results of operations depend upon conditions affecting the health care industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the health care industry generally as well as our ability to increase the number of programs and services that we sell to our members. The health care industry is highly regulated and is subject to changing political, economic and regulatory influences. There are many factors that could affect the purchasing practices, operations and, ultimately, the operating funds of health care organizations, such as reimbursement policies for health care expenses, consolidation in the health care industry, and regulation, litigation, and general economic conditions. In particular, changes in regulations affecting the health care industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, changes to HIPAA and other federal or state privacy laws, laws relating to the tax-exempt status of many of our members, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, or result in delays or cancellations of orders or reduce funds and demand for our products and services.
     Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level. These programs and plans may contain proposals to increase governmental involvement in health care, create a universal health care system, lower reimbursement rates or otherwise significantly change the environment in which health care industry providers currently operate. We do not know what effect any proposals would have on our business.
If we are unable to sustain high renewal rates on our memberships, our revenue and results of operations may suffer.
     We derive most of our revenue from renewable memberships in our discrete annual programs. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing programs and to enter into new membership arrangements. Failure to achieve high renewal rates would have a material adverse effect on our financial condition and operating results. Our success in securing renewals depends upon the continuity of our principal contacts at a member organization, our members’ budgetary environment and our ability to deliver consistent, reliable, high-quality and timely research, tools and analysis with respect to issues, developments and trends that members view as important. We cannot assure you that we will be able to sustain the level of performance necessary to achieve a high rate of renewals and, as a result, we cannot assure you that we will be able to increase or even maintain our revenue.
If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current members and employees.
     As a provider of best practices research, analysis, executive education, installation support and decision support tools, we believe our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care and education organizations that supply many of the best practices we feature in our research. We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining members and employees in our industry. If our reputation is damaged or if potential members are not familiar with us or with the solutions we provide, we may be unable to attract new, or retain existing, members and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. Our brand name and reputation will suffer if members do not perceive our solutions to be effective or of high quality. In addition, if solutions we provide have inaccuracies or defects, we could suffer adverse publicity as well as economic liability.
If we are not able to offer new and valuable products and services, we may not remain competitive and our revenue and results of operations may suffer.
     Our success depends on our ability to develop new products and services that serve specific constituencies, to anticipate changing market trends and to adapt our research, tools and analysis to meet the changing needs of our members. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure also could cause some of our existing products and services to become obsolete, particularly in the health care industry where there are frequent and rapidly evolving industry standards, the introduction of new and the obsolescence of old technology, changing payment systems and regulatory requirements, shifting strategies and market positions of major industry participants, and changing objectives and expectations of health care consumers. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with current and timely research, analysis, decision support tools, and installation support around issues and topics of importance. As a result, we must continue to invest resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that members and potential members will want. Many of our client relationships are non-exclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing members and be unable to obtain new members and our results of operations may suffer.

Future competition may adversely affect our business.
     We compete in discrete programs and for discretionary dollars against both health care-focused, higher education-focused and multi-industry business services firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks and database companies, may also offer research, consulting, tools and education services to health care and education organizations. A failure to adequately track, understand or address competitive pressures could have a material adverse effect on our business.
     In addition, as part of a collaboration agreement between us and The Corporate Executive Board Company, through at least February 5, 2011, The Corporate Executive Board Company is generally prohibited from selling certain membership-based best practice research products and services to health care providers and education organizations. Upon expiration of the collaboration agreement’s noncompetition obligations, The Corporate Executive Board Company may sell membership-based best practices research programs in direct competition with some of our discrete programs. Direct competition with The Corporate Executive Board Company in these programs may have a material adverse effect on our business.
We may not be able to hire, train, motivate, manage and retain a significant number of highly skilled employees.
     Our future success depends upon our ability to hire, train, motivate, manage and retain a significant number of highly skilled employees, particularly research analysts, technical experts and sales and marketing staff. This could hinder our ability to implement tools and complete existing client engagements and bid for new ones, or continue to provide high-quality research and other products and services to our members. We have experienced, and expect to continue to experience, competition for professional personnel from management consulting firms and other producers of research, technology and analysis services. Hiring, training, motivating, managing and retaining employees with the skills we need is time consuming and expensive.
We may experience significant delays in generating, or an inability to generate, revenue if potential members take a long time to evaluate our products and services.
     A key element of our strategy is to market our products and services directly to health care providers, such as health systems and acute care hospitals, education institutions, such as colleges and research universities, to increase the number of our products and services utilized by existing members. We do not control many of the factors that will influence the decisions of these organizations regarding the purchase of our products and services. The evaluation process can sometimes be lengthy and could involve significant technical evaluation and commitment of personnel by these organizations. The use of our products and services may also be delayed due to reluctance to change or modify existing procedures. If we are unable to sell additional products and services to existing hospital, health system and education members, or enter into and maintain favorable relationships with other large health care providers or education organizations, our revenue could grow at a slower rate or even decrease.

Unsuccessful implementation of our installation support programs may harm our future financial success.
     Eight of our programs offer support to help accelerate the installation of best practices profiled in our research studies. Some of these programs are complex, and unanticipated difficulties and delays may arise as a result of failure by us or by the member to meet respective implementation responsibilities. If the member implementation process is not executed successfully or if execution is delayed, our relationships with some of our members and our results of operations may be impacted negatively. In addition, cancellation of any implementation of our products and services after it has begun may involve loss to us of time, effort and resources invested in the cancelled implementation as well as lost opportunity for acquiring other members over that same period of time.
      These memberships are not individually renewable. In order to maintain our annual revenue and contract value from these programs, we will have to enroll new members each year as other members complete their program terms. We cannot assure you that we will be successful in selling these programs in the future. Lack of continued market acceptance of these programs could have a material adverse effect on our business.
We may be liable to our members and may lose members if we are unable to collect member data or lose member data.
     Because of the large amount of data that we collect and manage from our members and other third parties and the increasing use of technology in our programs, it is possible that hardware failures or errors in our processes or systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our members regard as significant. Furthermore, our ability to collect and report data may be interrupted or limited by a number of factors, including the failure of our network, software systems or decision support tools, security breaches, or the terms of our members’ contracts with their third party suppliers. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store, supply, utilize and report information, our reputation could be harmed and we could lose members.
Factors, including those beyond our control, could cause interruptions in our operations and may adversely affect our reputation in the marketplace and our financial condition and results of operations.
     The timely development, implementation and continuous and uninterrupted performance of our decision support tools, hardware, network, applications, the Internet and other systems, including those which may be provided by third parties, are important facets in our delivery of products and services to our members. Our ability to protect these processes and systems against unexpected adverse events is a key factor in continuing to offer our members our full complement of products and services on time in an uninterrupted manner. System failures that interrupt our ability to develop or provide our products and services could affect our members’ perception of the value of our products and services. Delays or interruptions in the delivery of our products and services could result from unknown data, software, or hardware defects, insufficient capacity or the failure of our website hosting and telecommunications vendors to provide continuous and uninterrupted service. We also depend on third party vendors to provide members with access to certain of our products and services. Our operations are vulnerable to interruption from a variety of sources, many of which are not within our control, such as (1) power loss and telecommunications failures, (2) software and hardware errors, failures, defects or crashes, (3) computer viruses and similar disruptive problems, (4) fire, flood and other natural disasters, (5) attacks on our network or damage to our decision support tools, software and systems carried out by hackers or Internet criminals, and (6) performance of third party vendors.
     Any significant interruptions in our products and services could damage our reputation and have a negative impact on our financial condition and results of operations.
Our business could be harmed if we are no longer able to license and integrate third party technologies.
     We depend upon licenses from third party vendors for some of the technology and data used in our decision support tools, and for some of the technology platforms upon which these tools operate. We also use third party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual agreement and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay our ability to provide services until equivalent technology can be identified, licensed and integrated, which may harm our financial condition and results of operations.
     Some of our third party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third party technologies exposes us to increased risks, including risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated procurement and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

Potential liability claims may adversely affect our business.
     Our services, which involve recommendations and advice to organizations regarding complex business and operational processes, regulatory and compliance issues and labor practices, may give rise to liability claims by our members or by third parties who bring claims against our members. Health care and education organizations often are the subject of regulatory scrutiny and litigation, and we cannot assure you that we would not also be the subject of such litigation based on our advice and services. Any such litigation, whether or not resulting in a judgment against us, may adversely affect our reputation and could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we would have adequate insurance coverage for claims against us.
If the protection of our intellectual property is inadequate, our competitors may gain access to our intellectual property and we may lose our competitive advantage.
     Our success as a company depends in part upon our ability to protect our core intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as customary contractual protections with employees, contractors, members and partners. We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our rights or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If unauthorized uses of our proprietary products and services were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in any such litigation. Our financial condition and results of operations could be impacted negatively if we lose our competitive advantage because others were able to use our intellectual property.
If we are alleged to have infringed on the proprietary rights of third parties, we could incur unanticipated costs and be prevented from providing our products and services.
     While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. Any intellectual property rights claim against us or our members, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.
     In addition, our contracts with members of some of our programs contain indemnity provisions whereby we indemnify them against certain losses that may arise from third party claims that are brought in connection with the use of our products.
Unauthorized disclosure or a breach of our security could subject us to liability, and members could be deterred from using our services.
      Our business relies on technology, including the Internet, to transmit and store confidential information. Unauthorized disclosure of confidential information provided to us by our members or third parties, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were a disclosure of confidential information, or if a third party were to gain unauthorized access to the confidential information we possess, our operations could be seriously disrupted, our reputation could be harmed and we could be subject to claims pursuant to our agreements with our members or other liabilities. In addition, if this were to occur, we may also be subject to regulatory action. We devote significant financial and other resources to protect against security breaches and to alleviate problems caused by security breaches. Any such perceived or actual unauthorized disclosure of the information we collect or breach of our security could harm our business.
Our information services and data suppliers might restrict our use of or refuse to license content and data, which could lead to our inability to provide certain products or services.
     A portion of the data that we use is either purchased or licensed from third parties or is obtained from our members for use in connection with products and services we provide to them. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, in the future, data providers could withdraw their data from us if there is a competitive reason to do so, or if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our members could be materially adversely impacted.
Lack of detailed written contracts could impair our ability to recognize revenue for services performed, collect fees, protect our intellectual property and protect ourselves from liability to others.
     Consistent with what we believe to be industry practice, we sometimes provide services to members on the basis of a limited statement of work or verbal agreements before finalizing or in lieu of a more detailed written contract. Revenue is not recognized on a project prior to receiving a signed contract. To the extent that we fail to have sufficiently detailed written contracts in place, our ability to collect fees, protect our intellectual property and protect ourselves from liability to others may be impaired.
We may be exposed to loss of revenue resulting from our unconditional service guarantee.
     We offer an unconditional service guarantee in a majority of our membership programs. At any time, a member who has a guarantee may request a refund of its membership fee. Refunds are provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could lower revenue and have a material adverse effect on our financial condition and results of operations.
We may pursue acquisition opportunities, which could subject us to considerable business and financial risk.
     We evaluate on an ongoing basis potential acquisitions of complementary business and may from time to time pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. We anticipate that we may finance acquisitions through cash provided by operating activities. Future acquisitions may result in potentially dilutive issuances of equity securities. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:

•	diverting management’s attention;

•	incurring additional indebtedness and assuming liabilities, known and unknown, including liabilities relating to the use of intellectual property we acquire;

•	incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

•	experiencing an adverse impact on our earnings from the amortization or impairment of acquired goodwill and other intangible assets;

•	failing to successfully integrate the operations and personnel of the acquired businesses;

•	entering new markets or marketing new products with which we are not entirely familiar; and

•	failing to retain key personnel of, vendors to and clients of the acquired businesses.
     If we are unable to address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than on our primary product and service offerings.
We may not be able to fully realize our deferred tax asset.
     For tax purposes, we have deferred income taxes consisting primarily of net operating loss carry forwards and federal and state income tax carry forwards. If our future taxable income is less than what we believe it will be, we may not be able to fully realize our deferred tax asset. In estimating future tax consequences, we do not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of our status as a Qualified High Technology Company (“QHTC”) status on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.
The market price of our common stock may be volatile.
     There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated or disproportionate to the financial performance of the companies issuing the securities. These broad market fluctuations may have a particular negative impact on the market price of our common stock in light of our relatively low average daily trading volume and number of large stockholders. The market price of our common stock could fluctuate significantly in response to the factors described above and other factors, many of which are beyond our control and do not necessarily reflect our financial condition or operating results, including:
•	actual or anticipated changes in our growth rates or financial performance, or those of our competitors or of companies with similar business models;

•	the public’s response to our press releases or other public announcements, including our filings with the Commissions and announcements of new products or services by us or by our competitors or companies with similar business models;

•	legal and regulatory factors unrelated to our performance;

•	general economic, industry and market conditions, particularly those conditions specific to the health care industry; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     Our headquarters are located in approximately 144,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes, insurance, and operating expenses. We also lease small office spaces in Portland, Oregon and Mountain View, California. The Oregon lease expires in June 2011 and the California lease expires in April 2009. We believe that our facilities are adequate for our current needs and additional facilities are available for lease to meet any future needs.
Item 3. Legal Proceedings.
     From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted for a vote of our stockholders during the fourth quarter of fiscal 2008.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders and Dividends
     Our common stock has been publicly traded on the Nasdaq Stock Market (“Nasdaq”) under the Nasdaq symbol, “ABCO,” since our November 12, 2001 initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq.

	High	Low
Fiscal Year Ended March 31, 2007:
First quarter	$57.07	$46.52
Second quarter	52.64	45.15
Third quarter	58.84	49.56
Fourth quarter	56.83	49.59
Fiscal Year Ended March 31, 2008:
First quarter	$57.08	$46.70
Second quarter	60.61	50.98
Third quarter	69.46	58.33
Fourth quarter	65.80	51.31
     As of May 27, 2008, there were 11 holders of record of our common stock and 17,316,228 shares of common stock outstanding.
     We have not declared or paid any cash dividend on our common stock since the closing of our initial public offering. We do not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by our Board of Directors and would depend upon, among other factors, our earnings, financial condition and cash requirements.
Issuer Purchases of Equity Securities
     A summary of the share repurchase activity for the Company’s fourth quarter of fiscal 2008 follows:

			Total Number of	Cumulative Number	Approximate
			Shares Purchased as	of Shares Purchased	Dollar Value of
			Part of Publicly	as Part of a	Shares That May
	Total Number of	Average Price	Announced Plans or	Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs (1)	Announced Plan	Under The Plan
January 1 to January 31, 2008	159,817	$62.57	159,817	4,472,444	$44,146,963
February 1 to February 29, 2008	444,037	$56.30	444,037	4,916,481	$19,147,062
March 1 to March 31, 2008	217,826	$53.68	217,826	5,134,307	$7,454,029

Total	821,680	$56.83	821,680

(1)	In January 2004, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock, which authorization was increased in amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. All repurchases were made in the open market and in privately negotiated transactions, subject to market conditions and trade restrictions. No minimum number of shares has been fixed and the share repurchase authorization has no expiration date.

Item 6. Selected Financial Data.
     The following table sets forth selected financial and operating data. The selected financial data presented below as of March 31, 2004, 2005, 2006, 2007 and 2008 and for the five fiscal years in the period ended March 31, 2008, have been derived from our financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year Ended March 31,
	2004	2005	2006	2007	2008
	(In thousands except per share amounts)
Statements of Income Data:

Revenue	$121,847	$141,649	$165,049	$189,843	$218,971

Costs and expenses:
Cost of services (1) (2)	50,727	58,904	70,959	90,129	102,291
Member relations and marketing (1) (2)	24,855	28,563	33,667	40,204	45,890
General and administrative (1) (2)	16,302	16,452	16,135	22,815	25,269
Depreciation and amortization	1,415	1,820	1,550	2,070	3,589

Total costs and expenses	93,299	105,739	122,311	155,218	177,039

Income from operations	28,548	35,910	42,738	34,625	41,932
Interest income	2,911	3,971	5,770	6,819	6,142

Income before income taxes	31,459	39,881	48,508	41,444	48,074
Provision for income taxes (3)	(12,739)	(16,534)	(22,866)	(14,049)	(16,012)

Net income	$18,720	$23,347	$25,642	$27,395	$32,062

Earnings per share:
Net income per share — basic	$1.19	$1.32	$1.35	$1.46	$1.78
Net income per share — diluted	$1.00	$1.22	$1.29	$1.41	$1.72
Weighted average number of shares outstanding:
Basic	15,745	17,738	18,979	18,714	17,999
Diluted	18,680	19,161	19,902	19,448	18,635

	Year Ended March 31,
	2006	2007	2008
	(In thousands except per share amounts)
Stock-based compensation expense included in Statement of Income: (1)

Costs and expenses:
Cost of services (2)	$2	$4,167	$4,558
Member relations and marketing (2)	1	2,753	2,599
General and administrative (2)	2	5,080	5,406
Depreciation	—	—	—

Total costs and expenses	5	12,000	12,563

Income from operations	(5)	(12,000)	(12,563)

Net income	$(3)	$(7,932)	$(8,380)

Impact on earnings per share:
Net income per share — diluted	$(0.00)	$(0.41)	$(0.45)

	March 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:

Cash and cash equivalents	$41,389	$27,867	$21,678	$13,195	$17,907
Marketable securities	98,420	125,047	146,822	146,168	132,158
Working capital (deficit)	(10,044)	(24,421)	(33,703)	(35,018)	(47,371)
Total assets	203,999	244,080	270,859	286,174	305,114
Deferred revenue	72,410	81,203	99,269	116,994	144,147
Total stockholders’ equity	115,623	145,314	147,165	138,464	122,529

	March 31,
	2004	2005	2006	2007	2008
			(unaudited)
Other Operating Data:

Membership programs offered	21	25	29	32	37
Total members	2,347	2,572	2,595	2,662	2,761
Member institution renewal rate (4)	87%	92%	90%	89%	90%

Contract value (in thousands) (5)	$124,929	$146,137	$170,510	$200,094	$230,806
Contract value per member (6)	$53,229	$56,819	$65,707	$75,167	$83,595

(1)	The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123(R)”), on April 1, 2006. We recognized stock-based compensation expense in the statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plans according to APB25 for the year ended March 31, 2006 and according to FAS 123(R), for the year ended March 31, 2007 and 2008. See table above for stock-based compensation expense included in statements of income line items.

(2)	We recognized approximately $1.7 million, $1.3 million, $0.3 million, $0.4 million and $0.5 million in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that our employees recognized upon the exercise of common stock options in the fiscal year ended March 31, 2004, 2005, 2006, 2007 and 2008, respectively, that are not included in the stock-based compensation amounts separately disclosed above. We have recorded such expenses in the same expense line items as other compensation paid to the relevant categories of employees as follows: Cost of services, $0.5 million, $0.6 million, $0.1 million, $0.1 million and $0.2 million; Member relations and marketing, $0.3 million, $0.2 million, $0.1 million, $0.1 million and $0.1 million; and General and administrative, $0.9 million, $0.5 million, $0.1 million, $0.2 million and $0.2 million in the fiscal year ended March 31, 2004, 2005, 2006, 2007 and 2008, respectively.

(3)	The provision for income taxes in the fiscal year ended March 31, 2006 includes the effect of a non-recurring, non-cash income tax charge to earnings of $6.7 million to recognize the decrease in tax rates used to value our deferred tax assets associated with our certification as a QHTC in Washington, D.C.

(4)	The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions or different affiliations of members that result in changes of control over individual institutions.

(5)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

(6)	Total contract value divided by the number of members.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We provide best practices research, analysis, executive education and leadership development, decision support tools and installation support services historically focused across the heath care industry where we serve a membership of more than 2,700 organizations, including leading hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies and universities. Best practice research identifies, analyzes and describes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. Members of each program typically are charged a fixed annual fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, decision support tools and web-based access to the program’s content database.
     Our membership business model allows us to focus on a broad set of issues relevant to our member organizations, while promoting frequent use of our programs and services by our members. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued annual price increases and the continued success of our new program launches. Our member institution renewal rate in each of the past three years was 90%, 89% and 90% for fiscal years ended March 31, 2008, 2007 and 2006, respectively. We view this metric as one of the most important in terms of the overall health of our business and it illustrates that our programs are consistently addressing our members’ most important strategic and operational issues. Our revenue grew 15.3% in fiscal 2008 over fiscal 2007 and grew 15.0% in fiscal 2007 over fiscal 2006, and we increased our contract value by 15.3% at March 31, 2008 over March 31, 2007 and by 17.4% at March 31, 2007 over March 31, 2006. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 29 of our programs are renewable at the end of their membership contract term, which is typically one year. Our other eight best practices programs provide installation support. These program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. As of March 31, 2008, more than 85% of our contract value was generated from renewable programs.
     Costs associated with a new program initially increase more rapidly than revenue following introduction of the program because revenue associated with the new program is recognized ratably over the membership year while costs are generally expensed as incurred. Because we offer a standardized set of services, our program cost structure is relatively fixed and the incremental cost for us to serve an additional member is low.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment and includes amortization of costs associated with the development of decision support software and tools that are offered as part of certain of our membership programs. Included in our operating costs for each year presented are equity-related expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options. Share-based compensation expense related to our adoption of FAS 123(R) is included in our operating costs for fiscal 2007 and 2008.

Results of Operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated and a second table shows the stock-based compensation expense included in the statements of income data expressed as a percentage of revenue for the periods indicated.

	Year Ended March 31,
	2006	2007	2008
Revenue	100.00%	100.00%	100.00%
Costs and expenses:
Cost of services	43.0	47.5	46.7
Member relations and marketing	20.4	21.2	21.0
General and administrative	9.8	12.0	11.5
Depreciation and amortization	0.9	1.1	1.6

Total costs and expenses	74.1	81.8	80.9

Income from operations	25.9	18.2	19.1
Interest income	3.5	3.6	2.8

Income before provision for income taxes	29.4	21.8	22.0
Provision for income taxes	(13.9)	(7.4)	(7.3)

Net income	15.5%	14.4%	14.6%

	Year Ended March 31,
	2006	2007	2008
Stock-based compensation expense included in:

Costs and expenses:
Cost of services	—%	2.2%	2.1%
Member relations and marketing	—	1.5	1.2
General and administrative	—	2.7	2.5
Depreciation	—	0.0	0.0

Total costs and expenses	—	6.3	5.7

Net income	—%	(4.2%)	(3.8%)

Fiscal years ended March 31, 2006, 2007 and 2008
     Overview. Net Income increased 17.0% from $27.4 million in fiscal 2007 to $32.1 million in fiscal 2008, and increased 6.8% from $25.6 million in fiscal 2006 to $27.4 million in fiscal 2007. The increases in net income were primarily due to profitable growth as revenue for the periods increased more than 15% per year allowing us to leverage our existing costs over our expanding membership base and to invest in new program launches. We successfully introduced four, three and five new membership and installation support programs in fiscal 2008, 2007 and 2006, respectively. Because of the Company’s adoption of FAS 123(R) on April 1, 2006, stock-based compensation expense was $12.0 million in fiscal 2007 and $12.6 million in fiscal 2008, but was less than $5,000 in fiscal 2006.
     Revenue. Total revenue increased 15.3% from $189.8 million in fiscal 2007 to $219.0 million in fiscal 2008, and increased 15.0% from $165.0 million in fiscal 2006 to $189.8 million in fiscal 2007. Our contract value increased 15.3% from $200.1 million for the fiscal year ended March 31, 2007 to $230.8 million for the fiscal year ended March 31, 2008, and increased 17.4% from $170.5 million for the fiscal year ended March 31, 2006 to $200.1 million for the fiscal year ended March 31, 2007. During fiscal year 2008, we began entering into more multi-year contracts in some of our programs which has the effect of spreading revenue over a longer service period and also reducing contract value.
     The increases in revenue and contract value were primarily due to cross-selling existing programs to existing members, the introduction and expansion of new programs/price increase, and, to a lesser degree, the addition of new member organizations. We offered 29 membership programs as of March 31, 2006, 32 as of March 31, 2007 and 37 as of March 31, 2008. Our membership base consisted of 2,595 member institutions as of March 31, 2006, 2,662 member institutions as of March 31, 2007, and 2,761 member institutions as of March 31, 2008. Our average contract value per member increased from $65,707 for fiscal 2006 as compared to $75,167 for fiscal 2007 and to $83,595 for fiscal 2008.

     Cost of services. Cost of services increased 13.5% from $90.1 million in fiscal 2007 to $102.3 million in fiscal 2008, and increased 27.0% from $71.0 million in fiscal 2006 to $90.1 million in fiscal 2007. The total dollar increase in cost of services was primarily due to increased personnel costs from the introduction of new programs during the fiscal year, full year program costs for programs launched during the prior fiscal year, including staffing, travel, deliverable and meetings costs, and costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing and other costs. Stock-based compensation expense included in cost of services was $4.2 million in fiscal 2007 and $4.6 million in fiscal 2008.
     As a percentage of revenue, cost of services was 43.0% for fiscal 2006, 47.5% for fiscal 2007 and 46.7% for fiscal 2008. Cost of services decreased as a percentage of revenue for fiscal 2008 as compared to fiscal 2007 primarily due to a shift in timing of new product staffing costs between the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007 resulting from the earlier launch of new programs. The increases in cost of services as a percentage of revenue for fiscal 2007 as compared to fiscal 2006 were due to an increased investment in new programs containing web-based decision support tools and applications which require more upfront resources before launch, the strong performance of three of our programs in which we pay a variable licensing fee to a third party, and the adoption of FAS 123(R). Stock-based compensation expense included in cost of services totaled 2.2% of revenue in fiscal 2007 and 2.1% of revenue in fiscal 2008. We expect cost of services as a percentage of revenue to fluctuate from year to year, depending on the number of members in our largely fixed cost programs, investments in new programs and services and the number of new programs launched as up-front costs are expensed when incurred compared to revenue which is spread over the membership period.
     Member relations and marketing. Member relations and marketing expense increased 14.1% from $40.2 million in fiscal 2007 to $45.9 million in fiscal 2008, and increased 19.4% from $33.7 million in fiscal 2006 to $40.2 million in fiscal 2007. As a percentage of revenue, member relations and marketing expense in fiscal 2006, 2007 and 2008 was 20.4%, 21.2% and 21.0%, respectively. The total dollar increase in member relations and marketing expense from fiscal 2006 to fiscal 2008 was primarily due to an increase in sales staff and related travel and other associated costs, as we had 83, 95 and 109 new business development teams as of March 31, 2006, 2007 and 2008, respectively, as well as an increase in member relations personnel and related costs required to serve the expanding membership base. Share-based compensation expense included in member relations and marketing was $2.8 million, or 1.5% of revenue, and $2.6 million, or 1.2% of revenue for fiscal 2007 and 2008, respectively.
     General and administrative. General and administrative expense increased from $16.1 million, or 9.8% of revenue, in fiscal 2006 to $22.8 million, or 12.0% of revenue, in fiscal 2007, to $25.3 million, or 11.5% of revenue, in fiscal 2008. Share-based compensation expense included in general and administrative expense was $5.1 million, or 2.7% of revenue, and $5.4 million, or 2.5% of revenue for fiscal 2007 and 2008, respectively. In addition to stock-based compensation expense, the increases in general and administrative expense from fiscal 2006 to fiscal 2008 were primarily due to increased staffing in our recruiting, benefits and training departments required to support our overall headcount growth. These expenses did not increase at the same rate as revenue, as we were able to leverage our general and administrative spend over a larger revenue base.
     Depreciation and amortization. Depreciation expense increased from $1.6 million, or 0.9% of revenue, in fiscal 2006, to $2.1 million, or 1.1% of revenue, in fiscal 2007, and increased to $3.6 million, or 1.6% of revenue, in fiscal 2008. This increase in depreciation expense is primarily due to the amortization of expenses related to the expansion of additional floors in our headquarters facility under the terms of our lease agreement, as well as increased amortization expense of capitalized internal-use software tools developed for some of our newer membership programs that include decision support tools that are accessed via the internet.
     Interest income. Interest income increased from $5.8 million in fiscal 2006, to $6.8 million in fiscal 2007, and decreased to $6.1 million in fiscal 2008. The increase from fiscal 2006 to fiscal 2007 was principally from a higher rate of return on cash, cash equivalents and marketable securities. Interest income decreased from fiscal 2007 to fiscal 2008 due to increased utilization of our share repurchase program during fiscal 2008, which resulted in lower cash, cash equivalents, and marketable securities balances.
     Provision for income taxes. Our provision for income taxes was $22.9 million, $14.0 million and $16.0 million in fiscal year 2006, 2007 and 2008, respectively. The provision for income taxes for fiscal 2006 includes a non-cash income tax charge to earnings of $6.7 million associated with our change in effective status as a QHTC described below. Our effective tax rate in fiscal 2006, 2007 and 2008 was 47.1%, 33.9% and 33.3%, respectively. Our effective tax rate decreased in fiscal 2007 due to our certification as a QHTC, and further decreased in 2008 due to a reduction in non-deductible stock-based compensation expense related to incentive stock option exercises and other permanent differences.
     In February 2006, we received notification from the Office of Tax and Revenue of the District of Columbia that we had been certified, effective January 1, 2004, as a QHTC under the New E-Conomy Transformation Act of 2000, as amended. This certification had the effect of reducing our Washington, D.C. statutory income tax rate to 0.0% through December 2008, and 6.0% thereafter, compared to 9.975% per year without the qualification. As a result, we recorded a non-cash charge to write down our Washington, D.C. net operating loss carry forward deferred tax asset. Excluding the non-cash charge our income tax rate for fiscal 2006 was 33.4%. We are also eligible for certain Washington, D.C. income tax credits and other benefits.

     Stock-based compensation expense. We recognized stock-based compensation expense in the following statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plan according to APB 25 for the year ended March 31, 2006 and according to FAS 123(R) for the years ended March 31, 2007 and 2008 as follows (in thousands except per share amounts):

	Year Ended March 31,
	2006	2007	2008
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2	$4,167	$4,558
Member relations and marketing	1	2,753	2,599
General and administrative	2	5,080	5,406
Depreciation and amortization	—	—	—

Total costs and expenses	5	12,000	12,563

Income from operations	(5)	(12,000)	(12,563)

Net income	$(3)	$(7,933)	$(8,380)

Impact on diluted earnings per share	$(0.00)	$(0.41)	$(0.45)

     In addition, we recognized approximately $272,000, $355,000 and $501,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in fiscal 2006, 2007 and 2008, respectively.
     There is no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Year Ended March 31,
	2006	2007	2008
Stock-based compensation by award type:
Stock options	$—	$10,155	$8,933
Restricted stock units	5	1,768	3,552
Employee stock purchase rights	—	77	78

Total stock-based compensation	$5	$12,000	$12,563

     As of March 31, 2008, $17.7 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.6 years.
Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during the next 12 months. We had cash, cash equivalents and marketable securities balances of $150.1 million and $159.4 million at March 31, 2008 and 2007, respectively. We repurchased $86.5 million and $66.8 million shares of our common stock through our share repurchase program during the years ended March 31, 2008 and 2007, respectively.
     Cash flows from operating activities. The combination of revenue growth, profitable operations and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Net cash flows provided by operating activities were $51.2 million in fiscal 2006, $50.2 million in fiscal 2007 and $60.3 million in fiscal 2008.
     Effective April 1, 2006, we adopted FAS 123(R) using the modified prospective transition method. Pursuant to FAS 123(R), benefits of tax deductions in excess of recognized book compensation expense is reported as a financing cash inflow in the consolidated statement of cash flows in fiscal 2007 and 2008. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. As a result, approximately $6.9 million and $5.9 million of excess tax benefits associated with the exercise of employee stock options were recorded as cash from financing activities in fiscal 2007 and 2008, respectively, whereas prior period results have not been restated.
     Cash flows from investing activities. The Company’s cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $30.5 million in fiscal 2006 and $9.1 million in fiscal 2007. Net cash flows provided by investing activities were $7.7 million in fiscal 2008.

     Investing activities in fiscal 2006 used $30.5 million of cash, primarily from the net purchases of marketable securities of $24.4 million and the net cash acquisition of Quality Team Associates, Inc., which we refer to as OptiLink, of $3.8 million. Capital expenditures included $0.9 million for purchases of property and equipment and $1.3 million of capitalized software development costs. In fiscal 2007, investing activities used $9.1 million of cash, primarily from $10.2 million of capital expenditures, consisting of $2.2 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $6.5 million of capitalized development costs related to our newer research programs that include web-based decision support tools. Investing activities also included our final payment made for the acquisition of OptiLink of $895,000. These activities were offset by $2.0 million in net proceeds on the redemption of marketable securities. In fiscal 2008, investing activities provided $7.7 million in cash primarily from the net proceeds on the redemption of marketable securities of $17.2 million as we increased utilization of our share repurchase program compared to prior years, partially offset by capital expenditures of $9.6 million. Capital expenditures included $1.9 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $5.9 million of capitalized software development costs related to our newer research programs that include web-based decision support tools.
     Cash flows from financing activities. We used net cash flows in financing activities of $27.0 million, $49.6 million and $63.3 million in fiscal 2006, 2007 and 2008, respectively. In fiscal 2006, 2007 and 2008, we received approximately $5.5 million, $9.9 million and $17.6 million, respectively, from the exercise of stock options. Also in fiscal 2006, 2007 and 2008, we received approximately $382,000, $442,000 and $447,000, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. We repurchased 670,758, 1,274,770 and 1,536,095 shares of our common stock at a total cost of approximately $32.5 million, $66.9 million and $86.5 million in fiscal 2006, 2007 and 2008, respectively, pursuant to our share repurchase program.
     Our headquarters are located in approximately 144,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes, insurance, and operating expenses. We also lease small office spaces in Portland, Oregon and Mountain View, California. The Oregon lease expires in June 2011 and the California lease expires in April 2009. We believe that our facilities are adequate for our current needs and additional facilities are available for lease to meet any future needs.
     Contractual obligations. In November 2006, we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each of our fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at our request by up to an additional $10 million per year up to $50 million in the aggregate. There have been no borrowings under the credit facility.
     The following summarizes our known contractual obligations at March 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. These obligations relate primarily to our headquarters office lease, which is more fully described in Note 12 to the consolidated financial statements.

	Payments due by Period
	(in thousands)
	Total	<1 Year	1-3 Yrs	4-5 Yrs	>5 Yrs
Non-cancelable operating leases	$60,224	$4,983	$17,401	$10,898	$26,942
Off-Balance Sheet Arrangements
     At March 31, 2008, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Share Repurchase
      In January 2004, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock, which authorization was increased in amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. All repurchases to date have been made in the open market and in privately negotiated transactions, subject to market conditions and trade restrictions. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. The Company funds the share repurchases with cash on hand and with cash generated from operations. At March 31, 2008, the remaining authorized repurchase amount was $7.5 million, which was subsequently increased to $107.5 million in April 2008 by authorization of our Board of Directors.

Exercise of Stock Options and Purchases Under our Employee Stock Purchase Plan
     Options granted to participants under our stock-based incentive compensation plans that were exercised to acquire shares in fiscal 2006, 2007 and 2008 generated cash of approximately $5.5 million, $9.9 million and $17.6 million, respectively, in payment of option exercise prices. In addition, in fiscal 2006, 2007 and 2008 we generated cash of approximately $382,000, $442,000 and $447,000, respectively, in discounted stock purchases from participants under our employee stock purchase plan.
     We recognized approximately $272,000, $355,000 and $501,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in fiscal 2006, 2007 and 2008, respectively. We also incurred additional compensation deductions for tax reporting purposes, but not for financial reporting purposes, that increased the deferred tax asset to reflect allowable tax deductions. These tax deductions will be realized in the determination of our income tax liability and therefore reduce our future income tax payments. In connection with these transactions, our deferred tax asset increased by approximately $4.1 million, $6.9 million and $5.9 million in fiscal 2006, 2007 and 2008, respectively. Although the provision for income taxes for financial reporting purposes did not change, our actual cash payments will be reduced as the deferred tax asset is utilized.
Summary of Critical Accounting Policies
     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the presentation of our financial condition and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 3 to our consolidated financial statements. Our critical accounting policies include:
Revenue recognition
     In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member, and fees receivable and related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain fees are billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.
     Revenue from renewable memberships and best practices installation support memberships is recognized ratably over the term of the related subscription agreement, which is generally 12 months. Certain membership programs incorporate robust hosted decision support tools. In many of these agreements, members are charged set up fees in addition to subscription fees for access to the hosted web-based decision support tools and related membership services. Both set up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally one to three years. Upon launch of a new program that incorporates a robust decision support tool, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement. One of our programs includes delivered software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.

Allowance for uncollectible revenue
     The Company’s ability to collect outstanding receivables from its members has an effect on the Company’s operating performance and cash flows. The Company records an allowance for uncollectible revenue as a reduction of revenue based on its ongoing monitoring of members’ credit and the aging of receivables. To determine the allowance for uncollectible revenue, the Company examines its collections history, the age of accounts receivable in question, any specific customer collection issues that have been identified, general market conditions and current economic trends.
Capitalized internal software development costs
     Hosted software (internal use) In certain membership agreements, the Company utilizes software decision support tools under a hosting arrangement where the software application resides on the Company’s hardware. The customers do not take delivery of the software and only receive access to the decision support tools during the term of their membership agreement. In accordance with EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the development costs of this software are accounted for in accordance with SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation.
     Delivered software. One of our membership programs includes delivered software tools. The associated capitalized software asset is accounted for in accordance with FAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We capitalize consulting costs, payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. We determine technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. Once the software product is ready for general availability, we cease capitalizing costs and begin amortizing the intangible on a straight-line basis over its estimated useful life.
Goodwill and other intangible assets
     The Company’s goodwill and other intangible assets have been accounted for under the provisions of FAS No. 142, Goodwill and Other Intangible Assets. Accordingly, upon completion of an acquisition, the purchase price is allocated to the intangibles which are separately identifiable from goodwill based on the asset’s fair value. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. FAS 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are amortized over their estimated useful lives.
Recovery of long-lived assets (excluding goodwill)
     The Company accounts for long-lived assets in accordance with the provisions of FAS No. 144, which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss, if any, is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired.
Deferred incentive compensation and other charges
     Direct incentive compensation to our employees related to the negotiation of new and renewal memberships, license fees to third party vendors for tools, data and software incorporated in specific memberships that include decision support tools and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.
Deferred tax asset recoverability
     We have deferred income taxes consisting primarily of net operating loss carry forwards and other federal and state income tax credits. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. However, FAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of the QHTC status on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted.
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109 (“FIN 48”) on April 1, 2007. The impact of adoption was not material. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the provision for income taxes. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase within the next 12 months.

Stock-based compensation
     We account for stock-based compensation in accordance with the FAS 123(R) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized as an expense in the consolidated statements of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by us beginning April 1, 2006 included: (a) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 Accounting for Stock-Based Compensation, adjusted for estimated forfeitures. Results for prior periods have not been restated.
     Under the provisions of FAS 123(R), the Company calculates the grant date estimated fair value of stock options using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is subjective in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), the Company recognized forfeitures only as they occurred. FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant.
     In accordance with FAS 123(R), we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the condensed consolidated statement of cash flows. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Results for prior periods have not been restated.
Recent Accounting Pronouncements
     See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At March 31, 2008, our marketable securities consist of $5.9 million in tax-exempt notes and bonds issued by the District of Columbia, $41.7 million in tax-exempt notes and bonds issued by various states, and $84.6 million in U.S. government agency securities. The weighted-average maturity on all our marketable securities as of March 31, 2008 was approximately 4.4 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

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
     Our control environment is the foundation for our system of internal control over financial reporting and is reflected in our Code of Ethics for Employees, Code of Business Conduct and Ethics for Members of the Board of Directors and Code of Ethics for Finance Team Members. These codes set the tone of our organization and include factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.
     The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management and the independent registered public accounting firm to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent registered public accounting firm reports to the Audit Committee and accordingly has full and free access to the Audit Committee at any time.
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2008.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

/s/ Frank J. Williams Frank J. Williams
Chairman of the Board of Directors and
Chief Executive Officer
May 30, 2008

/s/ Michael T. Kirshbaum Michael T. Kirshbaum
Chief Financial Officer
May 30, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
We have audited The Advisory Board Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Advisory Board Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, The Advisory Board Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2007 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008, and our report dated May 30, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
May 30, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2007 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule of the Company for the years ended March 31, 2006, 2007, and 2008 as listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries at March 31, 2007 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on April 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Advisory Board Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
May 30, 2008

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,195	$17,907
Marketable securities	12,718	8,085
Membership fees receivable, net	57,671	81,538
Prepaid expenses and other current assets	3,123	3,860
Deferred income taxes, net	21,673	12,730

Total current assets	108,380	124,120

Property and equipment, net	17,421	22,897
Intangible assets, net	1,011	1,248
Goodwill	5,426	5,426
Deferred incentive compensation and other charges	13,857	22,208
Deferred income taxes, net of current portion	6,629	5,142
Marketable securities	133,450	124,073

Total assets	$286,174	$305,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$114,069	$134,465
Accounts payable and accrued liabilities	18,721	26,994
Accrued incentive compensation	10,608	10,032

Total current liabilities	143,398	171,491

Long-term deferred revenue	2,925	9,682
Other long-term liabilities	1,387	1,412

Total liabilities	147,710	182,585

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 20,825,938 and 21,527,933 shares issued as of March 31, 2007 and 2008, respectively, and 18,227,726 and 17,393,626 shares outstanding as of March 31, 2007 and 2008, respectively	208	215
Additional paid-in capital	181,380	217,170
Retained earnings	80,962	113,024
Accumulated elements of other comprehensive income (loss)	(1,156)	1,540
Treasury stock, at cost 2,598,212 and 4,134,307 shares at March 31, 2007 and 2008, respectively	(122,930)	(209,420)

Total stockholders’ equity	138,464	122,529

Total liabilities and stockholders’ equity	$286,174	$305,114

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended March 31,
	2006	2007	2008
Revenue	$165,049	$189,843	$218,971

Costs and expenses:
Cost of services	70,959	90,129	102,291
Member relations and marketing	33,667	40,204	45,890
General and administrative	16,135	22,815	25,269
Depreciation and amortization	1,550	2,070	3,589

Income from operations	42,738	34,625	41,932
Interest income	5,770	6,819	6,142

Income before provision for income taxes	48,508	41,444	48,074
Provision for income taxes	(22,866)	(14,049)	(16,012)

Net income	$25,642	$27,395	$32,062

Earnings per share:
Net income per share — basic	$1.35	$1.46	$1.78
Net income per share — diluted	$1.29	$1.41	$1.72

Weighted average number of shares outstanding:
Basic	18,979	18,714	17,999
Diluted	19,902	19,448	18,635
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
					Elements of
					Other			Annual
	Common Shares		Additional	Retained	Comprehensive			Comprehensive
	Stock	Amount	Paid-in Capital	Earnings	(Loss) Income	Treasury Stock	Total	Income
Balance at March 31, 2005	19,265,129	199	$142,040	$27,925	$(1,273)	$(23,577)	$145,314	$21,043
Proceeds from exercise of stock options	328,217	4	5,524	—	—	—	5,528	—
Excess tax benefits from stock-based awards	—	—	4,130	—	—	—	4,130	—
Proceeds from issuance of common stock under employee stock purchase plan	9,674	—	382	—	—	—	382	—
Compensation expense associated with grant of restricted stock units	—	—	5	—	—	—	5	—
Purchases of treasury stock	(670,758)	—	—	—	—	(32,491)	(32,491)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes	—	—	—	—	(1,345)	—	(1,345)	(1,345)
Net income	—	—	—	25,642	—	—	25,642	25,642

Balance at March 31, 2006	18,932,262	203	152,081	53,567	(2,618)	(56,068)	147,165	$24,297

Proceeds from exercise of stock options	560,071	5	9,920	—	—	—	9,925	—
Excess tax benefits from stock-based awards	—	—	6,937	—	—	—	6,937	—
Proceeds from issuance of common stock under employee stock purchase plan	10,163	—	442	—	—	—	442	—

Stock-based compensation expense	—	—	12,000	—	—	—	12,000	—
Purchases of treasury stock	(1,274,770)	—	—	—	—	(66,862)	(66,862)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes	—	—	—	—	1,462	—	1,462	1,462
Net income	—	—	—	27,395	—	—	27,395	27,395

Balance at March 31, 2007	18,227,726	208	181,380	80,962	(1,156)	(122,930)	138,464	$28,857

Proceeds from exercise of stock options	650,991	7	17,637	—	—	—	17,644	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	42,018	—	(797)	—	—	—	(797)	—
Excess tax benefits from stock-based awards	—	—	5,940	—	—	—	5,940	—
Proceeds from issuance of common stock under employee stock purchase plan	8,986	—	447	—	—	—	447	—

Stock-based compensation expense	—	—	12,563	—	—	—	12,563	—
Purchases of treasury stock	(1,536,095)	—	—	—	—	(86,490)	(86,490)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes	—	—	—	—	2,696	—	2,696	2,696
Net income	—	—	—	32,062	—	—	32,062	32,062

Balance at March 31, 2008	17,393,626	215	$217,170	$113,024	$1,540	$(209,420)	$122,529	$34,758

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2006	2007	2008
Cash flows from operating activities:
Net income	$25,642	$27,395	$32,062

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,550	2,070	3,589
Amortization of intangible assets	128	200	253
Deferred income taxes	22,299	12,938	14,913
Excess tax benefits from share-based compensation	—	(6,937)	(5,940)
Stock-based compensation expense	—	12,000	12,563
Amortization of marketable securities premiums	810	938	957
Changes in operating assets and liabilities:
Membership fees receivable	(16,360)	(20,849)	(23,867)
Prepaid expenses and other current assets	(392)	(50)	(737)
Deferred incentive compensation and other charges	(5,573)	(2,402)	(8,351)
Deferred revenues	17,919	17,725	27,153
Accounts payable and accrued liabilities	5,181	4,174	8,273
Accrued incentive compensation	524	2,264	(576)
Other long-term liabilities	(479)	751	25

Net cash provided by operating activities	51,249	50,217	60,317

Cash flows from investing activities:
Purchases of property and equipment	(2,116)	(9,816)	(9,065)
Capitalized external use software development costs	(57)	(431)	(491)
Cash paid for acquisition, net of cash acquired	(3,831)	(895)	—
Redemptions of marketable securities	7,400	20,000	91,805
Purchases of marketable securities	(31,882)	(18,000)	(74,598)

Net cash (used in) / provided by investing activities	(30,486)	(9,142)	7,651

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	5,528	9,925	17,644
Repurchase of shares to satisfy minimum employee tax withholding for vested restricted stock units	—	—	(797)

Proceeds from issuance of common stock under employee stock purchase plan	382	442	447
Excess tax benefits from stock-based awards	—	6,937	5,940
Repayment of debt assumed in acquisition	(371)	—	—
Purchases of treasury stock	(32,491)	(66,862)	(86,490)

Net cash used in financing activities	(26,952)	(49,558)	(63,256)

Net (decrease) / increase in cash and cash equivalents	(6,189)	(8,483)	4,712
Cash and cash equivalents, beginning of period	27,867	21,678	13,195

Cash and cash equivalents, end of period	$21,678	$13,195	$17,907

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$104	$762	$1,480

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business description
     We provide best practices research, analysis, executive education and leadership development, decision support tools and installation support to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies and, recently, universities and other education institutions through discrete programs. Our program offerings focus on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. For a fixed fee, members of each program have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and decision support tools.
2. Basis of presentation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Reclassifications
     Certain amounts in the prior period have been reclassified to conform with the current year’s presentation. For the March 31, 2006 consolidated statement of cash flow, the Company reclassified capitalized software developed for internal use from Intangible assets, net to Property and equipment, net. For the March 31, 2007 consolidated balance sheet, the Company reclassified long-term deferred revenue from current deferred revenue.
3. Summary of significant accounting policies
Cash equivalents and marketable securities
     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. As of March 31, 2007 and 2008, the Company’s marketable securities consisted of U.S. government agency obligations and District of Columbia and other various state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of other comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.
Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, and capitalized internal software development costs. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership agreements, the Company utilizes software decision support tools under a hosting arrangement where the software application resides on the Company’s hardware. The customers do not take delivery of the software and only receive access to the decision support tools during the term of their membership agreement. In accordance with EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the development costs of this software are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
     Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs, payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its five-year estimated useful life. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill and other intangible assets
     The Company’s goodwill and other intangible assets have been accounted for under the provisions of FAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of FAS 144. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Goodwill is tested at least annually at March 31st for impairment and other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with FAS 144.
     Other intangible assets consists of capitalized software for sale and acquired intangibles. Capitalized software for sale is accounted for in accordance with FAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We capitalize consulting costs, payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. We determine technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. Once the software product is ready for general availability, we cease capitalizing costs and begin amortizing the intangible on a straight-line basis over its estimated useful life. The weighted-average estimated useful life of capitalized software is five years. Other intangible assets includes those assets that arise from business combinations consisting of developed technology and customer relationships that are amortized, on a straight-line basis, over five years.
Recovery of long-lived assets (excluding goodwill)
     The Company accounts for long-lived assets in accordance with the provisions of FAS No. 144, Accounting for the Impairment of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired.
Revenue recognition
     In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member, and fees receivable and related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain fees are billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.
     Revenue from renewable memberships and best practices installation support memberships is recognized ratably over the term of the related subscription agreement, which is generally 12 months. Certain membership programs incorporate robust hosted decision support tools. In many of these agreements, members are charged set up fees in addition to subscription fees for access to the hosted web-based decision support tools and related membership services. Both set up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally one to three years. Upon launch of a new program that incorporates a robust decision support tool, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement. One of our programs includes delivered software tools together with implementation services, technical support and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as the implementation services are performed. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
Allowance for uncollectible revenue
     The Company’s ability to collect outstanding receivables from its members has an effect on the Company’s operating performance and cash flows. The Company records an allowance for uncollectible revenue as a reduction of revenue based on its ongoing monitoring of members’ credit and the aging of receivables. To determine the allowance for uncollectible revenue, the Company examines its collections history, the age of accounts receivable in question, any specific customer collection issues that have been identified, general market conditions and current economic trends.

Deferred incentive compensation and other charges
     Direct incentive compensation to our employees related to the negotiation of new and renewal memberships, license fees to third party vendors for tools, data and software incorporated in specific memberships that include decision support tools and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.
Earnings per share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in computation because their effect was anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended March 31,
	2006	2007	2008
Basic weighted average common shares outstanding	18,979	18,714	17,999
Dilutive impact of stock options	923	719	584
Dilutive impact of restricted stock units	—	15	52

Diluted weighted average common shares outstanding	19,902	19,448	18,635

     The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive is as follows (in thousands):

	Year Ended March 31,
	2006	2007	2008
Anti-dilutive weighted average common shares	394	407	103
Concentrations of risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and membership fees receivable. The Company maintains cash and cash equivalents and marketable securities with financial institutions. Marketable securities consist of U.S. government agency obligations and District of Columbia and other various state tax-exempt notes and bonds. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. Any unrealized losses on marketable securities are determined not to be other-than-temporary, because the Company has the ability and intent to hold the securities to maturity and not realize losses on them. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities comprising the Company’s membership base, and the Company establishes allowances for potential credit losses.
     Some of the Company’s revenue is generated from members located outside the United States. For each of the years ended March 31, 2006, 2007 and 2008, the Company generated less than 2% of revenue from members outside the United States. No one member accounted for more than 2% of revenue for any period presented.
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
Fair value of financial instruments
     The fair value of the Company’s marketable securities consisting of U.S. government agency obligations and District of Columbia and other various state tax-exempt notes and bonds are classified as available-for-sale and are carried at fair market value based on quoted market prices.

Segment reporting
     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Under this definition, the Company operated as a single segment for all periods presented.
Research and development costs
     Costs related to the research and development of new programs are expensed when incurred. Research and development costs were immaterial for the fiscal years presented.
Stock-based compensation
     The Company has several stock-based compensation plans which are described more fully in Note 11. These plans provide for the granting of stock options and restricted stock units to employees and non-employee members of our Board of Directors. The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date of the stock-based awards based on their fair values, and is recognized as an expense in the consolidated statements of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by us beginning April 1, 2006 included: (a) compensation cost for all stock-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all stock-based payments granted prior to, but that were unvested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Accounting for Stock-Based Compensation, adjusted for estimated forfeitures. Results for prior periods have not been restated.
     Under the provisions of FAS 123(R), the Company calculates the grant date estimated fair value of stock options using a Black-Scholes valuation model. Determining the estimated fair value of stock-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), the Company recognized forfeitures only as they occurred. FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant.
     In accordance with FAS 123(R), we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the consolidated statement of cash flows. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Results for prior periods have not been restated.
Use of estimates in preparation of consolidated financial statements
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application, and there are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. For cases where the Company is required to make certain estimates, judgments and assumptions, the Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s financial statements will be affected. The Company’s estimates, judgments and assumptions may include: estimates of bad debt reserves, estimates to establish employee bonus and commission accruals, estimating useful lives of acquired or internally developed intangible assets, estimating the fair value of goodwill and intangibles and evaluating impairment, determining when investment impairments are other-than-temporary, estimates in stock-based compensation forfeiture rates and estimating the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns.

Recent accounting pronouncements
Recently Adopted
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109 (“FIN 48”) on April 1, 2007. FIN 48 did not impact the Company’s financial position or results of operations at the date of adoption. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the provision for income taxes. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly change within the next 12 months.
Accounting Pronouncements Not Yet Adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”), which replaces FAS No. 141. The statement retains the purchase method of accounting for acquisitions and requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141(R) is effective for us beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company expects that the application of the provisions of FAS 141(R) will be significant to the Company’s financial position and results of operations if the Company enters into a material business acquisition after the adoption of the provision. We will also simultaneously adopt FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets which gives additional guidance related to acquired intangible assets.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 gives the Company the irrevocable option to carry certain financial assets and liabilities at fair values, with changes in fair value recognized in earnings. FAS 159 is effective for the Company beginning April 1, 2008. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements, if any, and have not determined what election we will make, upon adoption.
     In September 2006, the FASB issued Statement of Financial Standards No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 is effective for us beginning April 1, 2008; FSP 157-2 delays the effective date for certain items to April 1, 2009. We are currently assessing the potential impact that adoption of this statement will have on our financial statements, if any.
4. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2008
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. government agency obligations	$84,524	$83,099	$1,425	$—
Washington, D.C. tax exempt obligations	5,938	5,726	212	—
Tax exempt obligations of other states	41,696	40,959	737	—

	$132,158	$129,784	$2,374	$—

	As of March 31, 2007
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. government agency obligations	$105,108	$106,699	$—	$(1,591)
Washington, D.C. tax exempt obligations	9,302	9,204	100	(2)
Tax exempt obligations of other states	31,758	32,046	9	(297)

	$146,168	$147,949	$109	$(1,890)

     The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2008
	Fair
	Market	Amortized
	Value	Cost
Matures in less than 1 year	$8,085	$8,045
Matures after 1 year through 5 years	63,362	61,992
Matures after 5 years through 10 years	60,711	59,747

	$132,158	$129,784

     The weighted average maturity on all marketable securities held by the Company as of March 31, 2008 was approximately 4.4 years. Net unrealized gains on the Company’s investments of $2.4 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $0.1 million is related to investments that mature before March 31, 2009. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated elements of other comprehensive income in the consolidated balance sheets.
5. Membership fees receivable
     Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2007	2008
Billed fees receivable	$25,903	$30,792
Unbilled fees receivable	34,106	53,723

	60,009	84,515
Allowance for uncollectible revenue	(2,338)	(2,977)

Membership fees receivable, net	$57,671	$81,538

     Billed fees receivable represent invoiced membership fees. Unbilled fees receivable primarily represent fees due to be billed to members who have elected to pay on an installment basis.
6. Property and equipment
     Property and equipment consists of the following (in thousands):

	As of March 31,
	2007	2008
Leasehold improvements	$9,436	$11,310
Furniture, fixtures and equipment	13,262	14,727
Software	10,464	16,189

	33,162	42,226
Accumulated depreciation and amortization	(15,741)	(19,329)

Property and equipment, net	$17,421	$22,897

There are no capitalized leases included in property and equipment for the periods presented.
7. Income taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2006	2007	2008
Current	$567	$1,111	$1,099
Deferred	22,299	12,938	14,913

Provision for income taxes	$22,866	$14,049	$16,012

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2006	2007	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	0.0	0.7	0.7
Tax-exempt interest income	(1.2)	(1.6)	(1.1)
Write-down of deferred tax asset, net, related to a change in Washington, D.C. tax status	13.7	—	—
D.C. QHTC income tax credits	(3.7)	(3.4)	(3.4)
Other permanent differences, net	3.3	3.2	2.1

Effective tax rate	47.1%	33.9%	33.3%

     Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2007	2008
Deferred income tax assets (liabilities):
Net operating loss carry forwards	$18,980	$6,314
Tax credit carry forwards	4,554	6,362
Deferred compensation accrued for financial reporting purposes	3,724	3,634
Share-based compensation	3,634	7,526
Reserve for uncollectible revenue	821	1,116
Unrealized losses on available-for-sale securities	625	—
Other	490	497

Total deferred tax assets	32,828	25,449

Capitalized software development costs	(2,149)	(4,653)
Deferred incentive compensation and other deferred charges	(1,371)	(1,245)
Unrealized gains on available-for-sale securities	—	(832)
Depreciation	(656)	(662)
Other	(350)	(185)

Total deferred tax liabilities	(4,526)	(7,577)

Net deferred income tax assets	$28,302	$17,872

     In estimating future tax consequences, FAS 109 generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its estimated future taxable income will be sufficient for the full realization of its deferred income tax assets. However, FAS 109 does not consider the effect of future changes in existing laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted.
     The Company adopted the provisions of FIN 48 on April 1, 2007 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48 and those after the adoption of FIN 48. There were no unrecognized tax benefits at April 1, 2007 and March 31, 2008. The Company will classify interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. The total amount of interest and penalties recognized in the consolidated statement of income for the years ended March 31, 2008, 2007 and 2006 was not material. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2004.
     The Company has federal net operating loss carryforwards in the amount of approximately $17.9 million and state net operating loss carryforwards of approximately $32.9 million at March 31, 2008. The net operating losses expire between 2022 and 2025. The Company utilized tax benefits from the exercise of stock options that were recorded in the consolidated statements of stockholders’ equity to offset the current tax provision that was recorded in the accompanying consolidated statements of income which reduced the current tax liability for the years ended March 31, 2008, 2007 and 2006.
Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia (the Office of Tax and Revenue) provides regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (“QHTC”) doing business in the District of Columbia.

     In February 2006, the Company received notification from the Office of Tax and Revenue that our certification as a QHTC under the Act had been accepted effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate will be 0.0% through 2008 and 6.0% thereafter, versus 9.975% prior to this qualification. Under the Act, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits. Accordingly, the Company’s annual effective income tax rate was 33.4% for fiscal 2006, which excludes a non-cash income tax charge of $6.7 million consisting of a reduction in the value of the Company’s deferred tax assets and liabilities to reflect the lower Washington, D.C. income tax rate, offset by the recognition of certain Washington, D.C. income tax credits earned in fiscal 2006 as provided in the Act.
8. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the years ended March 31, 2006, 2007 and 2008 was $24.3 million, $28.9 million and $34.8 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
9. OptiLink Acquisition
     On July 1, 2005, the Company acquired approximately 95% of the outstanding common stock of Quality Team Associates, Inc., an Oregon corporation (“OptiLink”). On August 30, 2005 the Company purchased the remaining 5% of outstanding common stock from the minority shareholders (these transactions are collectively referred to as the “Acquisition”). The Company has included the financial results of OptiLink in its consolidated financial statements beginning July 1, 2005 (the “Acquisition Date”), the date the Company acquired a majority interest. The combined results of operations of OptiLink as though it had been combined as of the beginning of each of the periods presented was not materially different than the Company’s reported results of operations, including revenue, net income or cash flows, for the twelve months ended March 31, 2006. The minority interest in the earnings of OptiLink from the period July 1, 2005 to August 30, 2005 was nominal.
     OptiLink is engaged in the development, sale and support of patient classification and staffing computer software used in the health care industry. The Company believes that the acquisition of OptiLink is consistent with its long-term strategic direction and allows it to better serve its current and future members.
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

Cash	$191
Accounts receivable	126
Other current assets	17
Fixed assets	85
Identifiable intangible assets	852
Goodwill	5,426
Accounts payable and accrued liabilities	(541)
Deferred revenue	(147)
Long term debt assumed	(371)
Deferred taxes, net	(350)

Total purchase price	$5,288

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
10. Goodwill and other intangibles
     Included in the Company’s goodwill and other intangibles balances are goodwill and acquired intangibles related to the purchase of OptiLink in fiscal 2006 and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill and intangible assets are reviewed for impairment at least annually as of March 31st, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment existed as of March 31, 2007 and 2008. Intangible assets with finite lives are amortized on a straight-line basis over their weighted-average five year estimated useful lives with a weighted-average remaining life of approximately 3.4 years. The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of March 31, 2007			As of March 31, 2008
	Gross carrying	Accumulated	Net carrying	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount	amount	amortization	amount
Internally developed intangible:
Capitalized software	486	(29)	457	977	(112)	865
Acquired intangibles:
Developed software	738	(258)	480	738	(406)	332
Customer contracts	114	(40)	74	114	(63)	51

Total Other Intangibles	$1,338	$(327)	$1,011	$1,829	$(581)	$1,248

     Amortization expense for other intangible assets for the fiscal year ending March 31, 2006, 2007 and 2008, recorded in cost of sales on the accompanying consolidated statements of income, was approximately $0, $200,000 and $253,000, respectively. The following approximates the anticipated aggregate amortization expense for each of the following five fiscal years ended March 31, 2009 through 2013: $366,000, $366,000, $238,000, $166,000 and $112,000, respectively.
11. Stock-Based Compensation
Equity incentive plans
     On November 15, 2005, the Company adopted the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units and incentive bonuses. Options granted may not have a term exceeding seven years, and typically vest over four years. Equity awards granted pursuant to the 2005 Plan may only be granted to the Company’s directors, officers, independent contractors, employees and prospective employees. The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000 shares, plus any remaining shares not issued under the prior plans. As of March 31, 2008, there were 815,771 remaining shares available for issuance under the 2005 Plan.
     On November 15, 2006, the Company adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units and incentive bonuses. Options granted may not have a term exceeding five years, and typically vest over four years. Equity awards granted pursuant to the 2006 Plan may only be granted to the Company’s directors, officers, independent contractors, employees and prospective employees. The aggregate number of shares of the Company’s common stock available for issuance under the 2006 Plan may not exceed 1,200,000 shares. As of March 31, 2008, there were 1,022,687 remaining shares available for issuance under the 2006 Plan.
     The Company issues awards under the 2005 Plan and the 2006 Plan, (the “Plans”), which is administered by the Compensation Committee of our Board of Directors, which has the authority to determine which officers, directors and employees are awarded options or share awards pursuant to the Plans and to determine the terms of the awards. Grants may consist of treasury shares or newly issued shares. Options are rights to purchase common stock of the Company at the fair market value on the date of grant. The exercise price of a stock option or other equity-based award is equal to the closing price of the Company’s common stock on the date of grant. The Company generally awards non-qualified options, but the Plans do allow for options to qualify as incentive stock options under Section 422 of the Internal Revenue Code. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. Holders of options and stock appreciation rights do not participate in dividends, if any, until after the exercise of the award. Restricted stock unit holders do not participate in dividends, if any, nor do they have voting rights until the restrictions lapse.
     As of March 31, 2008, a total of 1,838,458 shares were available for issuance under the Plans.

Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 85% of the closing price of the Company’s common stock on the last day of the three month purchase period. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of March 31, 2008, a total of 779,984 shares were available for issuance under the ESPP.
Accounting for stock-based compensation
     Effective April 1, 2006, the Company adopted FAS 123(R) using the modified prospective transition method, and therefore, has not restated results for prior periods. Under this transition method, share-based compensation expense for the fiscal years ended March 31, 2008 and 2007 include compensation expense for all share-based compensation awards granted prior to, but not vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS 123”), adjusted for estimated forfeitures. Share-based compensation expense for all share-based compensation awards granted on or after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R), adjusted for estimated forfeitures. The Company previously recorded share-based compensation expense in accordance with the provisions of APB 25, which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.
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
     Under the provisions of FAS 123(R), the Company calculates the grant date estimated fair value of stock options using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is subjective in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. Prior to adopting FAS 123(R) on April 1, 2006, the Company recognized forfeitures only as they occurred. FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant.
Pro forma information for the period prior to the adoption of FAS 123(R)
     The following information is pro forma information under FAS 123, whereby forfeitures were accounted for as they occurred, for the period prior to April 1, 2006 (in thousands, except per share amounts):

Year Ended
March 31,
2006
Net income, as reported	$25,642
Deduct: Total share-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(7,440)

Pro forma net income	$18,202

Earnings per share:
Basic — as reported	$1.35
Diluted — as reported	$1.29
Basic — pro forma	$0.96
Diluted — pro forma	$0.93
Valuation assumptions and equity based award activity
     As discussed above, determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards.

Black-Scholes stock option valuation model
     Under the FAS 123(R) and FAS 123 accounting guidance, the Company used the Black-Scholes model to estimate the fair value of our stock option grants. The expected term for our stock options was determined through analysis of our historical data on employee exercises, vesting periods of awards and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury bonds issued with similar life terms to the expected life of the grant. Volatility is calculated based on historical volatility of the daily closing price of our stock continuously compounded with a look back period similar to the terms of the expected life of the grant. We have not declared or paid any cash dividend on our common stock since the closing of our initial public offering and we do not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by our Board of Directors and would depend upon, among other factors, our earnings, financial condition and cash requirements.
Valuation for restricted stock units
     The valuation of restricted stock units is determined as the fair market value of the underlying shares on the date of grant as determined by the closing price of the Company’s common stock on the Nasdaq Stock Market (“Nasdaq”).
Valuation for employee stock purchase rights
     The valuation of employee stock purchase rights for shares of stock purchased under the ESPP is determined as the fair market value of the underlying shares on the date of purchase as determined by the closing price the Company’s common stock on the Nasdaq less the purchase price which is 85% of the closing price of the Company’s common stock. Since the ESPP enrollment begins on the first day of the quarter and purchase on the last day of the quarter with only eligible employee payroll deductions for the period used to calculate the shares purchased, there is no estimate of grant date fair value or estimated forfeitures since actual compensation expense is recorded in the period on the purchase date. The fair value of employee stock purchase rights is equivalent to 15% discount of the purchase date close price. Prior to the Company’s adoption of FAS 123( R) on April 1, 2006, there was no compensation expense recorded and no fair value as ESPP plans with 15% or less of a discount on the purchase price did not result in compensation under FAS 123.
Forfeitures
     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term, which can range from two to four years. In the pro-forma information required under FAS 123, for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred. When estimating forfeiture rate, the Company considers historical pre-vesting forfeiture rates, historical employee attrition and expected attrition rates to estimate forfeitures. We will adjust our estimate of forfeitures over the vesting period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. The following average key assumptions were used in the model to value stock option grants for each respective period:

	Year Ended March 31,
	2006	2007	2008
Stock option grants:
Risk-free interest rate	4.80%	4.70%	4.20%
Expected lives in years	5.0	4.2	3.8
Expected volatility	25.30%	27.80%	25.80%
Dividend yield	0.00%	0.00%	0.00%

Weighted-average grant date fair value of options granted	$17.21	$15.85	$15.28
Number of shares granted	607,250	370,825	12,500
The maximum contractual term of equity awards granted under the 2005 Plan is seven years and is five years under the 2006 Plan. The expected term for our stock options was determined through analysis of our historical data on employee exercises, vesting periods of awards and post-vesting employment termination behavior.
Stock option activity
     During the year ended March 31, 2006, 2007 and 2008, the Company granted 607,250, 370,825, and 12,500 stock options with a weighted average exercise price of $51.69, $51.95 and $58.12, respectively. The weighted-average fair value of the stock option grants are in the valuation table above. During the year ended March 31, 2006, 2007 and 2008, participants’ exercised 328,217, 560,071 and 650,991 options for a total intrinsic value of $11.9 million, $20.0 million and $19.5 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.

Restricted stock unit activity
     During the year ended March 31, 2006, 2007 and 2008, the Company granted 127,600, 137,925, and 3,200 restricted stock units (“RSUs”). The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted-average grant date fair value of RSUs granted for the year ended March 31, 2006, 2007 and 2008 was $55.77, $51.57 and $51.77, respectively. During the year ended March 31, 2006, 2007 and 2008, participants’ vested 0, 0 and 71,577 RSUs for a total intrinsic value of $0, $0 and $3.8 million, respectively. Of the 71,577 RSU’s vested in fiscal 2008, 29,559 shares were withheld to satisfy minimum employee tax withholding. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price at the vesting date.
Employee stock purchase rights activity
The weighted-average fair value of employee stock purchase rights for shares purchased under the ESPP for the year ended March 31, 2007 and 2008 was $7.60 and $8.69, respectively. Prior to the Company’s adoption of FAS 123(R) on April 1, 2006, there was no compensation expense recorded and no fair value as ESPP plans with 15% or less of a discount on the purchase price did not result in compensation under FAS 123.
     The following table summarizes the changes in common stock options during fiscal 2008 for all of the common stock incentive plans described above.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term (in	Intrinsic Value
	Options	Exercise Price	years)	(in thousands)

Outstanding, March 31, 2007	3,180,445	$39.03
Granted	12,500	$58.12
Exercised	(650,991)	$24.42
Forfeited	(95,975)	$42.28

Outstanding, March 31, 2008	2,445,979	$42.17	3.84	$31,228

Exercisable	1,609,799	$39.41	3.49	$24,998

     The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at March 31, 2008, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. In fiscal 2008, 965,925 options vested with a total fair value of $13.8 million.
     There were 262,525 restricted stock units outstanding as of March 31, 2007. During the fiscal year ended March 31, 2008, 3,200 RSUs were granted, 71,577 RSUs vested and 8,050 RSUs were forfeited. At March 31, 2008, 186,098 RSUs were outstanding. The weighted average fair value of RSUs granted during fiscal year 2008 was $51.77, vesting in four equal annual installments on the one year anniversary of the grant date.
     The following table summarizes the activity under the employee stock purchase plans for the periods presented (in thousands, except per share amounts):

	Year ended March 31,
	2006	2007	2008

Shares issued under ESPP	9,674	10,163	8,986
Weighted-average purchase price	$39.95	$43.06	$49.20
Total cash received for ESPP purchases	$382,000	$442,000	$447,000
Weighted-average purchase right fair value	$—	$7.60	$8.69
Total compensation expense	$—	$77,000	$78,000

Compensation Expense
     We recognized the following stock-based compensation expense in the following statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plans according to APB 25 for the year ending March 31, 2006 and according to FAS 123(R) for the years ended March 31, 2007 and 2008 as follows (in thousands except per share amounts):

	Year Ended March 31,
	2006	2007	2008
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2	$4,167	$4,558
Member relations and marketing	1	2,753	2,599
General and administrative	2	5,080	5,406
Depreciation	—	—	—

Total costs and expenses	5	12,000	12,563

Income from operations	(5)	(12,000)	(12,563)

Net income	$(3)	$(7,933)	$(8,380)

     In addition, we recognized approximately $272,000, $355,000 and $501,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in fiscal 2006, 2007 and 2008, respectively.
     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Year Ended March 31,
	2006	2007	2008
Stock-based compensation by award type:
Stock options	$—	$10,155	$8,933
Restricted stock units	5	1,768	3,552
Employee stock purchase rights	—	77	78

Total stock-based compensation	$5	$12,000	$12,563

     As of March 31, 2008, $17.7 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.6 years.
Tax benefits
     We also incurred additional compensation deductions for tax reporting purposes, but not for financial reporting purposes, that increased the deferred tax asset to reflect allowable tax deductions. These tax deductions will be realized in the determination of our income tax liability and therefore reduce our future income tax payments. In connection with these transactions, our deferred tax asset increased by approximately $4.1 million, $6.9 million and $5.9 million in fiscal 2006, 2007 and 2008, respectively. Although the provision for income taxes for financial reporting purposes did not change, our actual cash payments will be reduced as the deferred tax asset is utilized. Pursuant to FAS 123(R), the Company has reported the benefits of tax deductions in excess of recognized book compensation expense as a financing cash inflow in the accompanying consolidated statement of cash flows in fiscal 2007 and 2008. Prior to the adoption of FAS 123(R), the Company reported these tax benefits as an operating cash flow. Approximately $6.9 million and $5.9 million of tax benefits associated with the exercise of employee stock options were recorded as cash from financing activities in fiscal 2007 and 2008, respectively. Prior period results have not been restated.

12. Commitments and contingencies
Operating Leases
     In October 2003, the Company entered into a new lease for its headquarters space (“Lease”) which took effect on June 1, 2004 and has a 15-year term. The terms of the Lease contain provisions for rental escalation and the Company is required to pay its portion of executory costs such as taxes, insurance and operating expenses. We also lease small office spaces in Portland, Oregon and Mountain View, California. The Oregon lease expires in June 2011 and the California lease expires in April 2009. The Company’s aggregate future minimum lease payments, excluding rental escalation and executory costs, are as follows (in thousands):

Year Ending March 31,
2009	$4,983
2010	5,918
2011	5,878
2012	5,605
2013	5,478
Thereafter	32,362

Total	$60,224

     Rent and executory expense during the years ended March 31, 2006, 2007 and 2008 was approximately $4.5 million, $5.5 million and $6.9 million, respectively.
Credit Facility
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
Benefit Plan
     The Company sponsors a defined contribution 401(k) plan (“the Plan”) for all employees who have reached the age of twenty-one. The Company provides contributions equal to 50% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the years ended March 31, 2006, 2007 and 2008 were approximately $786,000, $894,000 and $1.1 million, respectively.
Litigation
     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is currently not a party to, and its property is not subject to, any material legal proceedings.
13. Subsequent events.
     On April 18, 2008, the Company entered into a definitive agreement to acquire all of the issued and outstanding capital stock of Crimson Software, Inc. (“Crimson”). The acquisition was consummated on May 12, 2008, effective May 1, 2008. Under the terms of the agreement, the Company paid approximately $19 million in cash and issued approximately 103,000 shares of our common stock, valued at approximately $4.7 million, to the Crimson stockholders. The shares will be held in escrow until December 31, 2009 to satisfy any post-closing indemnification obligations of the Crimson stockholders. Up to $3.4 million of additional cash payments will become due and payable if certain financial thresholds are met over the period ending March 31, 2010. These additional payments, if deemed probable, will be estimated by management and the purchase price could be adjusted if actual payments exceed estimates upon completion of the evaluation periods.

14. Quarterly financial data (unaudited)
     Unaudited summarized financial data by quarter for the years ended March 31, 2007 and 2008 is as follows (in thousands, except per share amounts):

	Fiscal 2007 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$44,205	$46,727	$48,611	$50,300
Income from operations	8,113	9,111	8,215	9,186
Income before provision for income taxes	9,831	10,852	9,901	10,860

Net income	$6,499	$7,173	$6,545	$7,178

Earnings per share:
Basic	$0.34	$0.38	$0.35	$0.39
Diluted	$0.33	$0.37	$0.34	$0.38

	Fiscal 2008 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$51,104	$54,029	$55,912	$57,926
Income from operations	9,084	11,243	10,234	11,371
Income before provision for income taxes	10,621	12,797	11,863	12,793

Net income	$7,081	$8,536	$7,912	$8,533

Earnings per share:
Basic	$0.39	$0.47	$0.44	$0.48
Diluted	$0.38	$0.45	$0.42	$0.47
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2008. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the date of such evaluation, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in timely alerting them to material information relating to the Company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.
     No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     See Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for the Report of Management’s Assessment of Internal Control Over Financial Reporting.

Item 9B. Other Information.
     The Company’s 2008 annual meeting of stockholders will be held on September 8, 2008. As disclosed in the Company’s definitive proxy statement for the Company’s 2007 annual meeting of stockholder provided that any stockholder who intends to present for inclusion in the Company’s proxy statement a proposal to be considered at the 2008 annual meeting of stockholders must submit the proposal to us at our principal executive offices no later than June 13, 2008, and must satisfy the other requirements of Rule 14a-8 under the Securities Exchange Act of 1934 in order for the proposal to be considered for inclusion in our Proxy Statement and Proxy Card for that meeting. In addition, pursuant to our Bylaws, any stockholder who wishes to bring a proposal before our 2008 annual meeting of stockholders, but does not wish to include it in our proxy materials, or wishes to nominate one or more persons to serve as a director, must provide written notice to our Secretary at our principal executive offices not later than June 10, 2008, and must satisfy the other requirements of our Bylaws. If a stockholder making such a proposal does not also satisfy the requirements of Rule 14a-4(c) under the Securities Exchange Act of 1934, we may exercise discretionary voting authority over proxies we solicit in determining how to vote on the proposal.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this Item 10 with respect to directors, Section 16 matters and corporate governance matters, including the identification of an audit committee financial expert, is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2008. The information called for by Item 10 with respect to executive officers is set forth in Part I, “Business — Executive Officers of the Company” of this report.

     The Company has adopted a code of ethics for finance team members that applies to all of the Company’s senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions). The code of ethics for finance team members is available to the public in the “Investor Relations—Corporate Governance” section of the Company’s website at www.advisoryboardcompany.com. Any person may request a copy of the code of ethics for finance team members, without charge, by writing to us at The Advisory Board Company, 2445 M Street, N.W., Washington, DC 20037, Attention: Corporate Secretary. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for finance team members by posting such information on our website.
Item 11. Executive Compensation.
     The information required by this Item 11 is incorporated by reference to the information provided under the headings “Compensation Discussion and Analysis” and “Executive Compensation” of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Except as set forth below, the information required by this Item 12 is incorporated by reference to the company’s definitive proxy statement for the 2008 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2008.
     The table below provides information about our compensation plans at March 31, 2008.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon exercise	Weighted average	future issuance under
	of outstanding	exercise price of	equity compensation
	options, restricted	outstanding options,	plans (excluding
	stock units,	restricted stock units,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,632,077	$39.19	2,618,442
Equity compensation plans not approved by stockholders	—	—	—

Total	2,632,077	$39.19	2,618,442

      Column (c) above includes 815,771 shares of common stock remaining available for future issuance under the 2005 Stock Incentive Plan, 1,022,687 shares of common stock remaining available for future issuance under the 2006 Stock Incentive Plan and 779,984 shares of common stock remaining available for future issuance under the Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2008.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2008.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2007 and 2008

Consolidated Statements of Income for the years ended March 31, 2006, 2007 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2007 and 2008

Notes to Consolidated Financial Statements.
(a)(2) Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.
     Schedule II — Valuation and Qualifying Accounts
(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	Employment Agreement, dated as of October 25, 2001, between Frank J. Williams and the Company. Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.2*	Noncompetition Agreement, dated as of October 25, 2001, between Frank J. Williams and the Company. Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.3*	The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as amended. Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.4*	Form of Stock Option Agreement pursuant to The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.7*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.8*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

Exhibit
Number	Description of Exhibit

10.9	License Agreement, dated January 19, 1999, between The Corporate Executive Board Company and the Company. Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.10	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.11*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.12	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.13*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.14*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.15*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.16*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.17*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Filed herewith.

10.18*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Filed herewith.

10.19	Agreement to Commercial Note and attachments thereto, dated, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006.

10.20	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006.

10.21	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

14.1	Code of Ethics for Finance Team Members. Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

THE ADVISORY BOARD COMPANY
SCHEDULE II — Valuation and Qualifying Accounts
(In thousands)

	Balance	Additions	Additions
	at	Charged	Charged to	Deductions	Balance
	Beginning	to	Other	From	at End of
	of Year	Revenue	Accounts	Reserve	Year
Year ending March 31, 2006
Allowance for uncollectible revenue	$1,850	$1,820	$—	$1,720	$1,950

	$1,850	$1,820	$—	$1,720	$1,950

Year ending March 31, 2007
Allowance for uncollectible revenue	$1,950	$2,351	$—	$1,963	$2,338

	$1,950	$2,351	$—	$1,963	$2,338

Year ending March 31, 2008
Allowance for uncollectible revenue	$2,338	$2,968	$—	$2,329	$2,977

	$2,338	$2,968	$—	$2,329	$2,977

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Advisory Board Company
Date: May 30, 2008	/s/ Frank J. Williams
Frank J. Williams, Chairman of the Board of
Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Frank J. Williams	Chairman of the Board of Directors and Chief Executive	May 30, 2008

Frank J. Williams	Officer (Principal Executive Officer)

/s/ Michael T. Kirshbaum	Chief Financial Officer (Principal Financial Officer and	May 30, 2008

Michael T. Kirshbaum	Principal Accounting Officer)

/s/ Marc N. Casper	Director	May 30, 2008

Marc N. Casper

/s/ Peter J. Grua	Director	May 30, 2008

Peter J. Grua

/s/ Kelt Kindick	Lead Director	May 30, 2008

Kelt Kindick

/s/ Mark R. Neaman	Director	May 30, 2008

Mark R. Neaman

/s/ Leon D. Shapiro	Director	May 30, 2008

Leon D. Shapiro

/s/ LeAnne M. Zumwalt	Director	May 30, 2008

LeAnne M. Zumwalt

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	Employment Agreement, dated as of October 25, 2001, between Frank J. Williams and the Company. Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.2*	Noncompetition Agreement, dated as of October 25, 2001, between Frank J. Williams and the Company. Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.3*	The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan, as amended. Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.4*	Form of Stock Option Agreement pursuant to The Advisory Board Company 1997 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.7*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.8*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.9	License Agreement, dated January 19, 1999, between The Corporate Executive Board Company and the Company. Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.10	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.11*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.12	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.13*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.14*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.15*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.16*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.17*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Filed herewith.

10.18*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Filed herewith.

10.19	Agreement to Commercial Note and attachments thereto, dated, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006.

10.20	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006.

10.21	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

14.1	Code of Ethics for Finance Team Members. Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.