Form 10-Q
period 2008-06-30
ADVISORY BOARD CO
filed 2008-08-11
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2008, the company had outstanding 17,356,998 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,485	$17,907
Marketable securities	7,078	8,085
Membership fees receivable, net	98,071	81,538
Prepaid expenses and other current assets	3,301	3,860
Deferred income taxes, net	9,237	12,730

Total current assets	131,172	124,120

Property and equipment, net	30,471	22,897
Intangible assets, net	4,429	1,248
Goodwill	25,721	5,426
Deferred incentive compensation and other charges	22,927	22,208
Deferred income taxes, net of current portion	5,364	5,142
Marketable securities	94,351	124,073

Total assets	$314,435	$305,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$135,309	$134,465
Accounts payable and accrued liabilities	31,631	26,994
Accrued incentive compensation	4,329	10,032

Total current liabilities	171,269	171,491

Long-term deferred revenue	15,230	9,682
Other long-term liabilities	1,299	1,412

Total liabilities	187,798	182,585

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 21,670,926 and 21,527,933 shares issued as of June 30, 2008 and March 31, 2008, respectively, and 17,356,998 and 17,393,626 shares outstanding as of June 30, 2008 and March 31, 2008, respectively	217	215
Additional paid-in capital	225,131	217,170
Retained earnings	119,354	113,024
Accumulated elements of other comprehensive income	162	1,540
Treasury stock, at cost 4,313,928 and 4,134,307 shares at June 30, 2008 and March 31, 2008, respectively	(218,227)	(209,420)

Total stockholders’ equity	126,637	122,529

Total liabilities and stockholders’ equity	$314,435	$305,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2008	2007
Revenue	$57,217	$51,104

Costs and expenses:
Cost of services	28,554	24,288
Member relations and marketing	12,398	10,612
General and administrative	6,895	6,353
Depreciation and amortization	1,083	767

Income from operations	8,287	9,084
Interest income	1,204	1,537

Income before provision for income taxes	9,491	10,621
Provision for income taxes	(3,161)	(3,540)

Net income	$6,330	$7,081

Earnings per share:
Net income per share — basic	$0.36	$0.39
Net income per share — diluted	$0.36	$0.38

Weighted average number of shares outstanding:
Basic	17,366	18,110
Diluted	17,720	18,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,330	$7,081
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,083	767
Amortization of intangible assets	191	57
Deferred income taxes	288	3,018
Excess tax benefits from share-based compensation	(291)	(2,008)
Stock-based compensation expense	2,803	3,409
Amortization of marketable securities premiums	224	194
Changes in operating assets and liabilities:
Membership fees receivable	(8,119)	(9,958)
Prepaid expenses and other current assets	576	(710)
Deferred incentive compensation and other charges	(719)	(2,546)
Deferred revenues	2,471	2,730
Accounts payable and accrued liabilities	1,072	2,625
Accrued incentive compensation	(5,703)	(5,026)
Other long-term liabilities	(113)	184

Net cash provided by / (used in) operating activities	93	(183)

Cash flows from investing activities:
Purchases of property and equipment	(5,768)	(1,380)
Capitalized external use software development costs	(173)	(89)
Cash paid for acquisition, net of cash acquired	(18,592)	—
Redemptions and sales of marketable securities	33,969	13,500
Purchases of marketable securities	(5,579)	(2,000)

Net cash provided by investing activities	3,857	10,031

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	421	4,329
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(390)	(266)
Proceeds from issuance of common stock under employee stock purchase plan	113	115
Excess tax benefits from stock-based awards	291	2,008
Purchases of treasury stock	(8,807)	(14,344)

Net cash used in financing activities	(8,372)	(8,158)

Net (decrease) / increase in cash and cash equivalents	(4,422)	1,690
Cash and cash equivalents, beginning of period	17,907	13,195

Cash and cash equivalents, end of period	$13,485	$14,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company (the “company” or “we”) provide best practices research, analysis, executive education and leadership development, decision support tools and installation support to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies and, recently, universities and other education institutions through discrete programs. Our program offerings focus on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. For a fixed fee, members of each program have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and decision support tools. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, which are generally 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the company’s research studies, and therefore are not individually renewable.
     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the company’s Form 10-K for the year ended March 31, 2008 filed with the SEC on May 30, 2008. The unaudited condensed consolidated financial statements include the accounts of the company and its subsidiaries after elimination of all significant intercompany transactions.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2008 has been derived from the financial statements that have been audited by the company’s independent registered public accounting firm. The consolidated results of operations for the three months ended June 30, 2008 may not be indicative of the results that may be expected for the company’s fiscal year ending March 31, 2009, or any other period within the company’s fiscal year 2009.
Note 2. Recent accounting pronouncements
Recently Adopted
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Standards No. 157, Fair Value Measurements (“FAS 157”) for financial assets and financial liabilities on April 1, 2008 and it did not have a material impact on our consolidated financial statements. We will adopt the application of FAS 157 for all nonfinancial assets and liabilities on April 1, 2009. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not introduce any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of the April 1, 2009 adoption of the portion of the pronouncement over nonfinancial assets and liabilities and we have not yet determined the effect it will have on the Company’s financial position or results of operations.
     The company adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”) on April 1, 2008. FAS 159 gives the company the irrevocable option to carry certain financial assets and liabilities at fair values, with changes in fair value recognized in earnings. The company did not elect the fair value option to measure certain financial instruments therefore FAS 159 did not have a material impact on the consolidated financial statements.

Not Yet Adopted
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This statement is intended to improve the current disclosure framework in Statement 133 by requiring entities to provide enhanced disclosures about how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and hedged items affect the entity’s financial position, financial performance, and cash flows. We are required to adopt FAS 161 as of April 1, 2009. We do not currently have derivative instruments. We are currently evaluating the impact of FAS 161 and have not yet determined the impact the adoption of FAS 161 will have on our financial position or results of operations, if any.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”), which replaces FAS No. 141. The statement retains the purchase method of accounting for acquisitions and requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141(R) is effective for us beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date. We will also simultaneously adopt FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which gives additional guidance related to acquired intangible assets applied prospectively only to intangible assets acquired after the effective date. The company expects that the application of the provisions of FAS 141(R) and FSP FAS 142-3 will be significant to the company’s financial position and results of operations if the company enters into a material business acquisition after the adoption of the provisions.
Note 3. Fair value measurement
     FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. FAS 157 indicates that valuation techniques consistent with the market approach, income approach and or cost approach shall be used to determine fair value. FAS 157 establishes a three-level hierarchy to rank the quality and reliability of the inputs used in the valuation techniques as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable market-based inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies.
     The company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

		Fair Value Measurements at
		Reporting Date Using
	Fair
	Value
	as of June
	30, 2008	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,485	$13,485	$—	$—
Available-for-sale marketable securities	101,429	101,429	—	—

Note 4. Crimson acquisition
     Effective April 30, 2008, the company completed its acquisition of Crimson Software, Inc. (“Crimson”), whereby the company acquired all of the issued and outstanding capital stock of Crimson for approximately $19 million in cash and 103,000 shares of our common stock, valued at approximately $4.7 million. Crimson is a provider of data, analytics and business intelligence software to hospitals, health systems and physician clinics. The acquisition pairs our best practice research and process insights with the Crimson’s decision based tools to enable our members to improve clinical resource utilization and outcomes in a healthcare market that is increasingly focused on value-based purchasing, pay-for-performance, and enhanced physician management.
     The Crimson acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards No. 141, Business Combinations. In addition to approximately $19 million in cash and $4.7 million of common stock, the purchase price includes an additional $97,000 for a post-closing purchase price adjustment, which is accrued and due to Crimson stockholders; up to $3.4 million of additional cash payments that will become due and payable if certain milestones are met over the evaluation periods beginning at the acquisition date through March 31, 2010; and $188,000 of acquisition related transaction costs including actual and estimated legal, accounting and other professional fees directly related to the acquisition. The additional payments subject to milestones are estimated by management and a portion is deemed probable for payment. The shares of our common stock will be held in escrow to satisfy any post-closing indemnification obligations of the Crimson stockholders and released according to the agreement between December 31, 2008 and December 31, 2009. The total purchase price is valued at approximately $27.1 million subject to adjustment of the following: estimated transaction costs; settlement of the escrow and potential unknown contingencies; and additional cash payments, which are estimated by management. Crimson physician management subscription agreements include decision based tools which are hosted on the company’s servers and related revenue is recognized ratably over the term of the agreement. The $4.7 million of common stock issued is a non-cash investing and financing activity. The company has included the results of operations of Crimson from the effective date of acquisition. Pro forma financial information for this acquisition has not been presented, as the effects were not material to the company’s historical consolidated financial statements.
     The total purchase price is comprised of the following (in thousands):

Cash paid to Crimson stockholders	$19,000
Shares held in escrow	4,725
Post-closing purchase price adjustment	97
Acquisition related transaction costs	188
Management’s estimate of additional cash payments	3,064

Total purchase price	$27,074

Purchase Price Allocation
     The total purchase price was allocated to Crimson’s tangible and separately identifiable intangible assets acquired and liabilities assumed based on management’s estimate of their fair values as of April 30, 2008. The total purchase price was allocated as set forth below (in thousands).

Cash	$408
Current assets	17
Accounts receivables	2,595
Unbilled accounts receivables	5,820
Fixed assets	36
Acquired developed technology	2,856
Customer related intangible asset	3,199
Goodwill	20,295
Deferred tax liability	(4,017)
Accounts payable	(32)
Accrued expenses	(183)
Deferred revenue	(3,920)

Total purchase price	$27,074

     The company’s fair value of identifiable intangible assets was based, in part, on a valuation completed by an independent valuation firm using an income approach from a market participant perspective, and estimates and assumptions provided by management. The acquired developed technology and customer related intangible have estimated lives of nine years and six years, respectively, based on the cash flow estimates used to create the valuation models of each identifiable asset. Consistent with the company’s classification of similar assets, the acquired developed technology is included in property and equipment, net line item and the customer related intangible is included in intangible assets, net line item on the condensed consolidated balance sheets. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill and is not deductible for tax purposes. The company is in the process of finalizing the valuation of certain intangible assets. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principles.
Note 5. Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal software development costs and acquired developed technology related to the purchase of Crimson in April 2008. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership agreements, the company utilizes software decision support tools under a hosting arrangement where the software application resides on the company’s hardware. The customers do not take delivery of the software and only receive access to the decision support tools during the term of their membership agreement. In accordance with EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the development costs of this software are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs, payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its five-year estimated useful life. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
     The acquired developed technology related to the Crimson acquisition is classified as property and equipment as the developed software is utilized in certain memberships in which the software application resides on the company’s hardware. Amortization for acquired developed software is included in depreciation and amortization line item of the company’s condensed consolidated statements of income. Acquired developed software is amortized over its estimated useful life of nine years based on the cash flow estimate used to determine the value of the intangible asset. Acquired developed software amortization included in depreciation and amortization for the three months ended June 30, 2008 was $53,000.
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
     Property and equipment consists of the following (in thousands):

	As of
	June 30,	March 31,
	2008	2008
Leasehold improvements	$12,954	$11,310
Furniture, fixtures and equipment	15,008	14,727
Software	20,065	16,189
Acquired developed software	2,856	—

	50,883	42,226
Accumulated depreciation and amortization	(20,412)	(19,329)

Property and equipment, net	$30,471	$22,897

Note 6. Goodwill and other intangibles
     Included in the company’s goodwill and other intangibles balances are goodwill and acquired intangibles related to the purchase of Crimson in April 2008, and purchase of Quality Team Associates, Inc. (“OptiLink”) in July 2005 and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill and intangible assets are reviewed for impairment at least annually as of March 31st, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company believes that no such impairment existed as of June 30, 2008 and March 31, 2008. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from 5 to 5.8 years, at June 30, 2008, weighted-average estimated useful lives is 5.5 years with a weighted-average remaining life of approximately 5.2 years. The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of June 30, 2008			As of March 31, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$1,150	$(135)	$1,015	$977	$(112)	$865
Acquired intangibles:
Developed software	738	(443)	295	738	(406)	332
Customer contracts	3,313	(194)	3,119	114	(63)	51

Total other intangibles	$5,201	$(772)	$4,429	$1,829	$(581)	$1,248

     Amortization expense for other intangible assets for the three months ended June 30, 2008 and 2007, recorded in cost of sales on the accompanying condensed consolidated statements of income, was approximately $191,000 and $57,000, respectively. The following approximates the anticipated aggregate amortization expense for the nine months ended March 31, 2009; for each of the fiscal years ended March 31, 2010, 2011, 2012; and for fiscal year ended March 31, 2013 and beyond: $976,000, $983,000, $983,000, $471,000 and $1,016,000, respectively.
Note 7. Stock-based compensation
Stock Incentive Plans
     The company issues awards under the company’s 2005 Stock Incentive Plan (the “2005 Plan”), and the 2006 Stock Incentive Plan (the “2006 Plan”). The company has granted stock options and restricted stock units under the 2005 Plan and the 2006 Plan (collectively, the “Plans”). Grants may consist of treasury shares or newly issued shares. The exercise price of a stock option or other equity-based award is equal to the closing price of the company’s common stock on the date of grant. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the company’s common stock. The maximum contractual term of equity awards granted under the 2005 Plan is seven years and is five years under the 2006 Plan. The aggregate number of shares of the company’s common stock available for issuance may not exceed 1,600,000 shares under the 2005 Plan and 1,200,000 shares under the 2006 Plan. As of June 30, 2008, there were 303,811 remaining shares available for issuance under the 2005 Plan and 771,870 under the 2006 Plan.

     Compensation Expense. We recognized the following stock-based compensation expense in the following condensed consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plans according to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”) for the three months ended June 30, 2008 and 2007 as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$999	$1,184
Member relations and marketing	565	733
General and administrative	1,248	1,578
Depreciation	—	—

Total costs and expenses	2,812	3,495

Income from operations	(2,812)	(3,495)

Net income	$(1,876)	$(2,331)

     Included in costs and expenses above was approximately $9,000 and $86,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in the three months ended June 30, 2008 and 2007, respectively.
     There were no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Stock-based compensation by award type:
Stock options	$1,721	$2,657
Restricted stock units	1,071	818
Employee stock purchase rights	20	20

Total stock-based compensation	$2,812	$3,495

     As of June 30, 2008, $27.5 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.8 years.
     Stock option activity. During the three months ended June 30, 2008 and 2007, the company granted 431,911 and 5,000 stock options with a weighted average exercise price of $44.76 and $54.39, respectively. The weighted-average fair value of the stock option grants are in the valuation assumptions table below. During the three months ended June 30, 2008 and 2007, participants exercised 18,625 and 229,873 options.
     Restricted stock unit activity. During the three months ended June 30, 2008 and 2007, the company granted 165,433 and 3,200 restricted stock units (“RSUs”). The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted-average grant date fair value of RSUs granted for the three months ended June 30, 2008 and 2007 was $44.76 and $51.77, respectively. During the three months ended June 30, 2008 and 2007, participants’ received 18,007 and 16,774 shares of our common stock relating to the vesting of RSUs. During the three months ended June 30, 2008 and 2007, 7,162 shares and 5,623 shares were withheld to satisfy minimum employee tax withholding of $390,000 and $266,000, respectively.

     Valuation assumptions. The company calculates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. The following average key assumptions were used in the model to value stock option grants for each respective period:

	Three Months Ended
	June 30,
	2008	2007
Stock option grants:
Risk-free interest rate	2.90%	4.50%
Expected lives in years	4.0	3.5
Expected volatility	28.30%	24.60%
Dividend yield	0.00%	0.00%
Weighted-average grant date fair value of options granted	$12.10	$13.69
Number of stock options granted	431,911	5,000
     The valuation of restricted stock units is determined as the fair market value of the underlying shares on the date of grant.
Employee stock purchase plan
     The company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the company’s common stock. Under the ESPP, shares of the company’s common stock may be purchased at the end of each fiscal quarter at 85% of the closing price of the company’s common stock on the last day of the three month purchase period. A total of 842,000 shares of the company’s common stock are authorized under the ESPP. As of June 30, 2008, a total of 776,608 shares were available for issuance under the ESPP. During the three months ended June 30, 2008 and 2007, the company issued 3,376 and 2,435 shares under the ESPP at an average price of $39.33 and $47.23 per share, respectively.
Note 8. Earnings per share
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

	Three Months Ended
	June 30,
	2008	2007
Basic weighted average common shares outstanding	17,366	18,110
Dilutive impact of stock options	326	582
Dilutive impact of restricted stock units	28	103

Diluted weighted average common shares outstanding	17,720	18,795

The following potential common share equivalents were not included in calculated diluted net income per share because their effect was anti-dilutive is as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Anti-dilutive weighted average common shares	1,286	939
Note 9. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the three months ended June 30, 2008 and 2007 was $5.0 million and $6.4, respectively.

The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
Note 10. Income taxes
      FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement 109 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2004.
Note 11. Stockholders’ equity
     In April 2008, the company’s Board of Directors authorized an increase in its cumulative share repurchase program of up to an additional $100 million of the company’s common stock. As of June 30, 2008, $98.6 million is available for repurchase under the total $350 million authorization. For the three months ended June 30, 2008, 179,621 shares were repurchased under this program compared to 281,869 for the same period in 2007. Repurchases were made in the open market and privately negotiated transactions, subject to market conditions and trading restrictions. No minimum number of shares subject to repurchase has been fixed. The company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations.
     As of June 30, 2008 and March 31, 2008, the company had repurchased 5,313,928 and 5,134,307 shares of the company’s common stock, respectively, at a total cost of $251.4 million and $242.5 million, respectively. Of these repurchased shares, 1,000,000 have been retired.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Unless the context indicates otherwise, references in this report to the “company,” the “registrant,” “we,” “our” and “us” mean The Advisory Board Company and its subsidiaries.
     This report includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission. The company undertakes no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
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
     Our membership business model allows us to focus on a broad set of issues relevant to our member organizations, while promoting frequent use of our programs and services by our members. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued annual price increases and the continued success of our new program launches. Our revenue grew 12.0% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, and we increased our contract value by 10.3% as of June 30, 2008 over June 30, 2007. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

     Memberships in 30 of our programs are renewable at the end of their membership contract term, which is typically one year. Our other eight best practices programs provide installation support. These program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable.
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
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, amortization of costs associated with the development of decision support software and tools that are offered as part of certain of our membership programs, and amortization of acquired developed technology. Included in our operating costs for each year presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options.
Critical Accounting Policies
     Our accounting policies, which are in compliance with GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2008 Annual Report on Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application.
Results of operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated and a second table shows the stock-based compensation expense included in the statements of income data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended
	June 30,
	2008	2007
Revenue	100.0%	100.0%

Costs and expenses:
Cost of services	49.9%	47.5%
Member relations and marketing	21.7%	20.8%
General and administrative	12.1%	12.4%
Depreciation and amortization	1.9%	1.5%

Income from operations	14.5%	17.8%
Interest income	2.1%	3.0%

Income before provision for income taxes	16.6%	20.8%
Provision for income taxes	-5.5%	-6.9%

Net income	11.1%	13.9%

Three Months Ended June 30, 2008 and 2007
     Overview. Revenue increased 12.0%, or $6.1 million, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Net income decreased 10.6% from $7.1 million to $6.3 million for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2009, primarily due to increases in costs to serve members in certain of our programs that incorporate decision support tools, as well as an increase in the number of new business development teams.

     Revenue. Total revenue increased 12.0% from $51.1 million for the three months ended June 30, 2007 to $57.2 for the three months ended June 30, 2008. Our contract value increased 10.3% from $210.6 million for the first quarter of fiscal 2008 to $232.0 million for the first quarter of fiscal 2009. The increases in revenue and contract value were primarily due to cross-selling existing programs to existing members, the introduction and expansion of new programs, price increases, and, to a lesser degree, the addition of new member organizations. We offered 38 membership programs as of June 30, 2008 and 34 membership programs as of June 30, 2007. During fiscal year 2008 we began entering into more multi-year contracts in some of our programs that incorporate hosted decision support tools, which has the effect of spreading revenue from set-up fees over a longer service period and reducing contract value when compared to prior years.
     Cost of services. Cost of services increased 17.6% from $24.3 million for the three months ended June 30, 2007 to $28.6 million for the three months ended June 30, 2008. As a percentage of revenue, cost of services was 49.9% for the three months ended June 30, 2008 and 47.5% for the three months ended June 30, 2007. The increase in cost of services was primarily due to increased personnel, travel, meetings, and deliverable costs from the introduction and expansion of new programs; costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees and other costs; and changes in timing of expense within the fiscal year compared to prior periods. In addition, in the three months ended June 30, 2008 we incurred additional costs from the integration of Crimson Software, Inc. into our operations, as well as increased contractor costs and licensing fees related to certain of our programs that include decision support tools. We expect cost of services as a percentage of revenue to fluctuate from period to period, depending on the number of members in our largely fixed cost programs, investments in new programs and services and the number of new programs launched as up-front costs are expensed when incurred compared to revenue which is spread over the membership period.
     Member relations and marketing. Member relations and marketing expense increased 16.8% from $10.6 million in the three months ended June 30, 2007 to $12.4 million for the three months ended June 30, 2008. As a percentage of revenue, member relations and marketing expense in first quarter of fiscal 2009 and 2008 was 21.7% and 20.8%, respectively. The increase in member relations and marketing expense in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to an increase in sales staff and related travel and other associated costs, as we had 111 new business development teams as of June 30, 2008 compared to 95 as of June 30, 2007. We also had an increase in member relations personnel and related costs required to serve the expanding membership base.
     General and administrative. General and administrative expense increased from $6.4 million for the three months ended June 30, 2007 to $6.9 million for the three months ended June 30, 2008. The increase in general and administrative expense for the first quarter of fiscal 2009 compared to the same period in fiscal 2008, was primarily due to increased staffing in our recruiting, benefits and training departments required to support our overall headcount growth, as well as increased recruitment expenses for new hires. As a percent of revenue, general and administrative expense decreased to 12.1% for the three months ended June 30, 2008 compared to 12.4% for the three months ended June 30, 2007, as we scaled these costs over a larger revenue base.
     Depreciation and amortization. Depreciation and amortization expense increased from $767,000, or 1.5% of revenue, in the first quarter of fiscal 2008, to $1.1 million, or 1.9% of revenue, in the first quarter of fiscal 2009. This increase is primarily due to increased amortization expense from developed capitalized internal-use software tools, including acquired developed technology associated with the acquisition of Crimson Software, Inc., and the amortization of expenses related to the expansion of additional floors in our headquarters facility under the terms of our lease agreement.
     Interest income. Interest income decreased from $1.5 million for the three months ended June 30, 2007, to $1.2 million for the three months ended June 30, 2008. The decrease was principally from a lower balance in cash, cash equivalents and marketable securities due to the acquisition of Crimson Software, Inc. which used approximately $19 million in cash, as well as a lower average interest rate.
     Provision for income taxes. Our provision for income taxes was $3.2 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively. Our effective tax rate in the first quarter of fiscal 2009 and 2008 was 33.3% for both periods.
     In February 2006, the company received notification from the Office of Tax and Revenue that our certification as a Qualified High Tech Company (“QHTC”) under the Act had been accepted effective as of January 1, 2004. As a QHTC, the company’s Washington, D.C. statutory income tax rate will be 0.0% through 2008 and 6.0% thereafter, compared to 9.975% prior to this qualification. Under the Act, the company is also eligible for certain Washington, D.C. income tax credits and other benefits.

     Compensation Expense. We recognized the following stock-based compensation expense in the condensed consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plans according to FAS 123(R) for the three months ended June 30, 2008 and 2007 (in thousands except per share amounts):

	Three Months Ended
	June 30,
	2008	2007
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$999	$1,184
Member relations and marketing	565	733
General and administrative	1,248	1,578
Depreciation	—	—

Total costs and expenses	2,812	3,495

Income from operations	(2,812)	(3,495)

Net income	$(1,876)	$(2,331)

Impact on diluted earnings per share	$(0.11)	$(0.12)

     Included in costs and expenses above was approximately $9,000 and $86,000 in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in the three months ended June 30, 2008 and 2007, respectively.
     Total stock based compensation expense decreased to $2.8 million in the first quarter fiscal 2009 compared to $3.5 million in the first quarter fiscal 2008. This decrease is due to lower grant date fair values for awards of stock options and restricted stock units granted in fiscal 2009 and the timing of our annual grant compared to prior years.
     As of June 30, 2008, $27.5 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.9 years.
Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during the next 12 months. We had cash, cash equivalents and marketable securities balances of $114.9 million and $150.1 million at June 30, 2008 and March 31, 2008, respectively. We repurchased $8.8 million and $14.3 million shares of our common stock through our share repurchase program during the three months ended June 30, 2008 and 2007, respectively.
     Cash flows from operating activities. The combination of revenue growth, profitable operations and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the first quarter of our fiscal year typically provides the lowest quarterly cash flows from operations. Net cash flows provided by (used in) operating activities were $93,000 and ($183,000) for the three months ended June 30, 2008 and 2007, respectively.
     Cash flows from investing activities. The company’s cash management and investment strategy, capital expenditure programs, and acquisition activities affect investing cash flows. Net cash flows provided by investing activities were $3.9 million and $10.0 million for the three months ended June 30, 2008 and 2007, respectively.

     Investing activities for the three months ended June 30, 2008 provided $3.9 million in cash primarily from the net proceeds on the redemption and sales of marketable securities of $28.4 million, which was used for the cash purchase of Crimson Software, Inc. (“Crimson”) for $18.6 million net of cash received, for capital expenditures, and for our share repurchase program. Capital expenditures included $1.6 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $3.8 million of capitalized software development costs related to our newer research programs that include web-based decision support tools. Investing activities for the three months ended June 30, 2007 provided $10.0 million of cash, primarily from $13.5 million of marketable security redemptions offset by purchases of $2.0 million as we increased utilization of our share repurchase program.
     Cash flows from financing activities. We used net cash flows in financing activities of $8.4 million and $8.2 million in the three months ended June 30, 2008 and 2007, respectively. During the first quarter of fiscal 2009 and 2008, we received approximately $421,000 and $4.3 million, respectively, from the exercise of stock options. Also in the first quarter of fiscal 2009 and 2008, we received approximately $113,000 and $115,000, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. We repurchased 179,621 and 281,869 shares of our common stock at a total cost of approximately $8.8 million and $14.3 million in the first quarter of fiscal 2009 and 2008, respectively, pursuant to our share repurchase program.
     Contractual obligations. In November 2006, we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each of our fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at our request by up to an additional $10 million per year up to $50 million in the aggregate. There have been no borrowings under the credit facility and we have not increased the original amount of the facility.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At June 30, 2008, our marketable securities consist of $5.8 million in tax-exempt notes and bonds issued by the District of Columbia, $35.2 million in tax-exempt notes and bonds issued by various states, and $60.4 million in U.S. government agency securities. The weighted-average maturity on all our marketable securities as of June 30, 2008 was approximately 4.4 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.
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

			Total Number of	Cumulative	Approximate
			Shares Purchased	Number of Shares	Dollar Value of
	Total Number		as Part of Publicly	Purchased as Part	Shares That May
	of Shares	Average Price	Announced Plans	of a Publicly	Yet Be Purchased
	Purchased	Paid Per Share	or Programs	Announced Plan	Under The Plan
April 1 to April 30, 2008	110,696	$52.46	110,696	5,245,003	$101,647,216
May 1 to May 30, 2008	—	$—	—	5,245,003	$101,647,216
June 1 to June 30, 2008	68,925	$43.53	68,925	5,313,928	$98,647,256

Total	179,621	$47.99	179,621

     The company completed its acquisition of Crimson, effective April 30, 2008, whereby the company acquired all of the issued and outstanding capital stock of Crimson. In conjunction with the acquisition, the company issued 102,984 shares of our common stock to Crimson’s stockholders, valued at approximately $4.7 million. For a more detailed discussion of the company’s acquisition of Crimson, see Note 4 to our condensed consolidated financial statements included in this report.
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

THE ADVISORY BOARD COMPANY
Date: August 11, 2008	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer