Form 10-Q
period 2008-12-31
ADVISORY BOARD CO
filed 2009-02-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of February 6, 2009, the company had outstanding 15,492,923 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADVISORY BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,149	$17,907
Marketable securities	7,537	8,085
Membership fees receivable, net	127,349	81,538
Prepaid expenses and other current assets	3,269	3,860
Deferred income taxes, net	3,686	12,730

Total current assets	166,990	124,120
Property and equipment, net	34,571	22,897
Intangible assets, net	4,463	1,248
Goodwill	24,418	5,426
Deferred incentive compensation and other charges	26,466	22,208
Deferred income taxes, net of current portion	7,847	5,142
Marketable securities	58,235	124,073

Total assets	$322,990	$305,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$159,148	$134,465
Accounts payable and accrued liabilities	29,700	26,994
Accrued incentive compensation	9,271	10,032

Total current liabilities	198,119	171,491
Long-term deferred revenue	23,144	9,682
Other long-term liabilities	3,725	1,412

Total liabilities	224,988	182,585

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 21,678,485 and 21,527,933 shares issued as of December 31, 2008 and March 31, 2008, respectively, and 15,765,888 and 17,393,626 shares outstanding as of December 31, 2008 and March 31, 2008, respectively	217	215
Additional paid-in capital	232,149	217,170
Retained earnings	130,587	113,024
Accumulated elements of other comprehensive income	960	1,540
Treasury stock, at cost, 5,912,597 and 4,134,307 shares at December 31, 2008 and March 31, 2008, respectively	(265,911)	(209,420)

Total stockholders’ equity	98,002	122,529

Total liabilities and stockholders’ equity	$322,990	$305,114

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenue	$59,315	$55,912	$174,157	$161,045

Costs and expenses:
Cost of services	29,743	26,107	87,290	74,775
Member relations and marketing	13,532	11,869	38,988	33,654
General and administrative	6,841	6,754	20,950	19,457
Depreciation and amortization	1,438	948	3,848	2,598

Income from operations	7,761	10,234	23,081	30,561
Interest income and other	774	1,629	2,926	4,720

Income before provision for income taxes	8,535	11,863	26,007	35,281
Provision for income taxes	(2,705)	(3,951)	(8,444)	(11,752)

Net income	$5,830	$7,912	$17,563	$23,529

Earnings per share:
Net income per share — basic	$0.37	$0.44	$1.05	$1.30
Net income per share — diluted	$0.37	$0.42	$1.04	$1.25
Weighted average number of shares outstanding:
Basic	15,889	18,090	16,724	18,097
Diluted	15,911	18,871	16,870	18,825
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$17,563	$23,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,848	2,598
Amortization of intangible assets	712	188
Deferred income taxes	2,927	11,032
Excess tax benefits from stock-based awards	(291)	(5,377)
Stock-based compensation expense	9,652	10,443
Amortization of marketable securities premiums	524	716
Changes in operating assets and liabilities:
Membership fees receivable	(36,095)	(35,642)
Prepaid expenses and other current assets	608	(654)
Deferred incentive compensation and other charges	(4,258)	(8,970)
Deferred revenues	34,224	35,289
Accounts payable and accrued liabilities	(859)	5,890
Accrued incentive compensation	(761)	(539)
Other long-term liabilities	2,313	141

Net cash provided by operating activities	30,107	38,644

Cash flows from investing activities:
Purchases of property and equipment	(12,633)	(6,151)
Capitalized external use software development costs	(728)	(294)
Cash paid for acquisition, net of cash acquired	(18,592)	—
Redemptions of marketable securities	78,054	31,605
Purchases of marketable securities	(13,079)	(26,345)

Net cash provided by / (used in) investing activities	33,022	(1,185)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	421	12,770
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(390)	(266)
Proceeds from issuance of common stock under employee stock purchase plan	282	331
Excess tax benefits from stock-based awards	291	5,377
Purchases of treasury stock	(56,491)	(39,798)

Net cash used in financing activities	(55,887)	(21,586)

Net increase in cash and cash equivalents	7,242	15,873
Cash and cash equivalents, beginning of period	17,907	13,195

Cash and cash equivalents, end of period	$25,149	$29,068

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company (the “company” or “we”) provides best practices research, analysis, executive education and leadership development, decision support tools, and installation support to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and universities and other education institutions through discrete programs. Our program offerings focus on business strategy, operations and general management issues. Best practices research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. For a fixed fee, members of each program have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and decision support tools. Memberships in each of our best practices research programs are renewable at the end of their membership contracts, the majority of which are 12 months in length. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the company’s research studies and are not individually renewable.
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
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2008 has been derived from the financial statements that have been audited by the company’s independent registered public accounting firm. The consolidated results of operations for the three and nine months ended December 31, 2008 may not be indicative of the results that may be expected for the company’s fiscal year ending March 31, 2009, or any other period within the company’s fiscal year 2009.
Note 2. Recent accounting pronouncements
Recently Adopted
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), for financial assets and liabilities on April 1, 2008 and it did not have a material impact on our financial position or results of operations. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. FAS 157 does not introduce any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We will adopt FAS 157 for nonfinancial assets and liabilities on April 1, 2009. We do not expect that the impact of the adoption of the portion of the pronouncement over nonfinancial assets and liabilities will have a material effect on the company’s financial position or results of operations.
     The company adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), on April 1, 2008. FAS 159 gives the company the irrevocable option to carry certain financial assets and liabilities at fair values with changes in fair value recognized in earnings. The company did not elect the fair value option and, as a result, FAS 159 did not have any impact on the company’s financial position or results of operations.
Not Yet Adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”), which replaces FAS No. 141. FAS 141(R) retains the purchase method of accounting for acquisitions and requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting and changes in the recognition of assets acquired and liabilities assumed arising from contingencies. FAS 141(R) also requires the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. FAS 141(R) is effective for us beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date. We will also simultaneously adopt FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which gives additional guidance related to acquired intangible assets applied prospectively only to intangible assets acquired after the effective date. The company expects that the application of the provisions of FAS 141(R) and FSP FAS 142-3 could be significant to the company’s financial position and results of operations depending on the nature of business acquisitions completed after April 1, 2009.

Note 3. Fair value measurements
     The company adopted FAS 157 for financial assets and liabilities on April 1, 2008. FAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. FAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.
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
     The company’s population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

		Fair Value Measurements
		as of December 31, 2008
	Fair Value	Using Fair Value Hierarchy
	as of December 31, 2008	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$25,149	$25,149	$—	$—
Available-for-sale marketable securities	65,772	65,772	—	—
Note 4. Crimson acquisition
     Effective April 30, 2008, the company completed its acquisition of Crimson Software, Inc. (“Crimson”), whereby the company acquired all of the issued and outstanding capital stock of Crimson for approximately $19.0 million in cash and 103,000 shares of our common stock, valued at approximately $4.7 million. Crimson was a provider of hosted data, analytics and business intelligence software to hospitals, health systems and physician clinics. The acquisition pairs our best practice research and process insights with Crimson’s decision based tools to enable our members to improve clinical resource utilization and outcomes in a healthcare market that is increasingly focused on value-based purchasing, pay-for-performance, and enhanced physician management.
     The Crimson acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards No. 141, Business Combinations. In addition to approximately $19.0 million in cash and $4.7 million of common stock, the purchase price included an additional $97,000 for a post-closing purchase price adjustment; up to $3.4 million of additional cash payments that will become due and payable if certain milestones are met over the evaluation periods beginning at the acquisition date through March 31, 2010; and $188,000 of acquisition related transaction costs including legal, accounting and other professional fees directly related to the acquisition. The additional payments subject to milestones are estimated by management and a portion is deemed probable for payment. The company paid $2.3 million in cash for achievement of certain of these milestones in the three months ended December 31, 2008. As of December 31, 2008, the remaining balance of these estimated cash payments was $803,000. The shares of our common stock will be held in escrow to satisfy any post-closing indemnification obligations of the Crimson stockholders and released according to the agreement, subject to the satisfaction of any claims, on December 31, 2008, June 30, 2009 and December 31, 2009.

In accordance with the agreement, 51,492 shares were released from escrow on December 31, 2008. The total purchase price is valued at approximately $27.1 million subject to adjustment of the following: estimated transaction costs; settlement of the escrow and potential unknown contingencies; and additional cash payments, which are estimated by management. Crimson physician management subscription agreements include decision based tools which are hosted on the company’s servers and related revenue is recognized ratably over the term of the agreement. The $4.7 million of common stock issued is a non-cash investing and financing activity. The company has included the results of operations of Crimson from the effective date of the acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the company’s historical consolidated financial statements.
     The total purchase price is composed of the following (in thousands):

Cash paid to Crimson stockholders	$19,000
Shares held in escrow	4,725
Post-closing purchase price adjustment	97
Acquisition related transaction costs	188
Management’s estimate of additional cash payments	3,064

Total purchase price	$27,074

Purchase Price Allocation
     The total purchase price was allocated to Crimson’s tangible and separately identifiable intangible assets acquired and liabilities assumed based on management’s estimate of their fair values as of April 30, 2008. The purchase price was allocated as follows (in thousands):

Current assets	$10,142
Fixed assets	36
Acquired developed technology	2,856
Customer related intangible asset	3,199
Goodwill	18,993
Deferred tax liability	(4,017)
Current liabilities	(215)
Deferred revenue	(3,920)

Total purchase price	$27,074

     The company’s fair value of identifiable intangible assets was based, in part, on a valuation completed by an independent valuation firm using an income approach from a market participant perspective, and estimates and assumptions provided by management. The acquired developed technology and customer related intangible have estimated lives of nine years and six years, respectively, based on the cash flow estimates used to create the valuation models of each identifiable asset. Consistent with the company’s classification of similar assets, the acquired developed technology is included in property and equipment, net, and the customer related intangible is included in intangible assets, net on the consolidated balance sheets. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill and is not deductible for tax purposes. The company has finalized the valuation of certain intangible assets. The final valuation of goodwill will be subject to the final purchase price, which may be adjusted on account of the following: estimated transaction costs; settlement of the escrow and potential unknown contingencies; and additional cash payments, which are estimated by management.
Note 5. Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal use software development costs and acquired developed technology related to the purchase of Crimson. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership agreements, the company uses software decision support tools under a hosting arrangement where the software application resides on the company’s servers. The customers do not take delivery of the software and only receive access to the decision support tools during the term of their membership agreement. In accordance with EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the development costs of this software are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the application development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its five-year estimated useful life. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

     The acquired developed technology related to the Crimson acquisition is classified as property and equipment as the developed software is used in certain memberships in which the software application resides on the company’s servers. Amortization for acquired developed software is included in depreciation and amortization line item of the company’s consolidated statements of income. Acquired developed software is amortized over its estimated useful life of nine years based on the cash flow estimate used to determine the value of the intangible asset. Acquired developed software amortization included in depreciation and amortization for the three and nine months ended December 31, 2008 was $80,000 and $213,000, respectively.
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
     Property and equipment consists of the following (in thousands):

	As of
	December 31,	March 31,
	2008	2008
Leasehold improvements	$15,091	$11,310
Furniture, fixtures and equipment	16,110	14,727
Software	23,689	16,189
Acquired developed software	2,856	—

Property and equipment, gross	57,746	42,226
Accumulated depreciation and amortization	(23,175)	(19,329)

Property and equipment, net	$34,571	$22,897

Note 6. Goodwill, other intangibles and long-lived assets
     Included in the company’s goodwill and other intangibles balances are goodwill and acquired intangibles related to the purchase of Crimson in April 2008, the purchase of Quality Team Associates, Inc. (“OptiLink”) in July 2005, and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company believes that no such impairment indicators existed during the nine months ended December 31, 2008.
     The company evaluates the recoverability of our other intangibles and long-lived assets including tangible assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the impairment is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. The company believes that no such impairment indicators existed during the nine months ended December 31, 2008.

     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from 5.0 to 5.8 years. As of December 31, 2008, the weighted-average estimated useful lives are 5.5 years with a weighted-average remaining life of approximately 4.4 years. The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of December 31, 2008			As of March 31, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$1,704	$(194)	$1,510	$977	$(112)	$865
Acquired intangibles:
Developed software	738	(516)	222	738	(406)	332
Customer contracts	3,313	(582)	2,731	114	(63)	51

Total other intangibles	$5,755	$(1,292)	$4,463	$1,829	$(581)	$1,248

     Amortization expense for other intangible assets for the three and nine months ended December 31, 2008 recorded in cost of sales on the accompanying consolidated statements of income, was approximately $266,000 and $712,000, respectively. Amortization expense for other intangible assets for the three and nine months ended December 31, 2007 recorded in cost of sales on the accompanying consolidated statements of income, was approximately $66,000 and $188,000, respectively. The following approximates the anticipated aggregate amortization expense for the remaining three months of the fiscal year ended March 31, 2009; for each of the fiscal years ending March 31, 2010, 2011, 2012; and for fiscal year ending March 31, 2013 and beyond: $550,000, $1,262,000, $1,135,000, $579,000 and $937,000, respectively.
Note 7. Stock-based compensation
Stock Incentive Plans
     The company issues awards, including stock options and restricted stock units (“RSUs”), under the company’s 2005 Stock Incentive Plan (the “2005 Plan”) and 2006 Stock Incentive Plan (the “2006 Plan”; together, the “Plans”). Awards may consist of treasury shares or newly issued shares. The exercise price of a stock option or other equity-based award is equal to the closing price of the company’s common stock on the date of grant. RSUs are equity settled share-based compensation arrangements of a number of shares of the company’s common stock. Equity awards granted under the 2005 Plan have a seven year maximum contractual term. Equity awards granted under the 2006 Plan have a five year maximum contractual term. The aggregate number of shares of the company’s common stock available for issuance may not exceed 1,600,000 shares under the 2005 Plan and 1,200,000 shares under the 2006 Plan. As of December 31, 2008, there were 354,861 remaining shares available for issuance under the 2005 Plan and 765,870 under the 2006 Plan.
     Compensation Expense. We recognized the following stock-based compensation expense in the following consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plans according to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), for the three and nine months ended December 31, 2008 and 2007 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,164	$1,491	$3,323	$3,864
Member relations and marketing	635	744	1,840	2,230
General and administrative	1,520	1,413	4,504	4,630

Total costs and expenses	3,319	3,648	9,667	10,724

Tax benefit	(1,052)	(1,215)	(3,142)	(3,571)

Net income	$(2,267)	$(2,433)	$(6,525)	$(7,153)

     Included in costs and expenses above is compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options and vesting of RSUs of approximately $0 and $15,000 for the three and nine months ended December 31, 2008, and $71,000 and $281,000 for the three and nine months ended December 31, 2007, respectively.

     There were no stock-based compensation costs capitalized as part of the cost of an asset.
     As of December 31, 2008, $20.0 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.7 years.
     Stock option activity. The company did not grant stock options during the three months ended December 31, 2008 or 2007. During the nine months ended December 31, 2008, the company granted 437,911 stock options with a weighted average exercise price of $44.64. During the nine months ended December 31, 2007, the company granted 5,000 stock options with a weighted average exercise price of $54.39. The weighted-average fair value of the stock option grants are in the valuation assumptions table below. There were no exercises of stock options during the three months ended December 31, 2008. During the nine months ended December 31, 2008, participants exercised 18,625 options. During the three and nine months ended December 31, 2007, participants exercised 140,282 and 519,896 options, respectively.
     Restricted stock unit activity. The company did not grant RSUs during the three months ended December 31, 2008 or 2007. During the nine months ended December 31, 2008 and 2007, the company granted 165,433 and 3,200 RSUs, respectively. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted-average grant date fair value of RSUs granted for the nine months ended December 31, 2008 and 2007 was $44.76 and $51.77, respectively. There were no shares of common stock issued related to the vesting of RSUs during the three months ended December 31, 2008 or 2007. During the nine months ended December 31, 2008 and 2007, participants received 18,077 and 16,774 shares of our common stock relating to the vesting of RSUs, respectively.
     Valuation assumptions. The company calculates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. The following average key assumptions were used in the model to value stock option grants for each respective period:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Stock option grants:
Risk-free interest rate	—	—	2.9%	4.5%
Expected lives in years	—	—	4	3.5
Expected volatility	—	—	28.3%	24.6%
Dividend yield	—	—	0.0%	0.0%
Weighted-average grant date fair value of options granted	—	—	$12.07	$13.69
Number of shares granted	—	—	437,911	5,000
Employee stock purchase plan
     The company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the company’s common stock at the end of each fiscal quarter. Under the ESPP, shares of the company’s common stock may be purchased, on or before March 31, 2009, at 85% of the closing price of the company’s common stock on the last day of the three month purchase period. Effective April 1, 2009, shares of the company’s common stock may be purchased on the last day of the three month purchase period at 95% of the closing price of the company’s common stock. A total of 842,000 shares of the company’s common stock are authorized under the ESPP. As of December 31, 2008, a total of 769,049 shares were available for issuance under the ESPP. During the three and nine months ended December 31, 2008, the company issued 3,782 and 10,935 shares under the ESPP at an average price of $18.96 and $25.73 per share, respectively. During the three and nine months ended December 31, 2007, the company issued 1,916 and 6,492 shares under the ESPP at an average price of $54.56 and $50.21 per share, respectively.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	15,889	18,090	16,724	18,097
Dilutive impact of stock options	15	723	113	639
Dilutive impact of restricted stock units	7	58	33	89

Diluted weighted average common shares outstanding	15,911	18,871	16,870	18,825

     The following potential common share equivalents were not included in calculated diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Anti-dilutive weighted average common shares	3,076	543	2,772	856
Note 9. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the three and nine months ended December 31, 2008 was $6.9 and $17.0 million. Comprehensive income for the three and nine months ended December 31, 2007 was $8.7 and $25.2 million.
     The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are composed solely of net unrealized gains on marketable securities, net of applicable income taxes.
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
Note 11. Stockholders’ equity
     In April 2008, the company’s Board of Directors authorized an increase in its cumulative share repurchase program of up to an additional $100 million of the company’s common stock. As of December 31, 2008, $51.0 million is available for repurchase under the total $350 million authorization. For the three and nine months ended December 31, 2008, 512,152 and 1,778,290 shares were repurchased under this program compared to 156,190 and 714,415 for the same period in 2007, respectively. Repurchases were made in open market transactions, subject to market conditions and trading restrictions. No minimum number of shares subject to repurchase has been fixed. The company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations.
     As of December 31, 2008 and March 31, 2008, the company has repurchased 6,912,597 and 5,134,307 shares of the company’s common stock, respectively, at a total cost of $299.0 million and $242.5 million, respectively. Of these repurchased shares, 1,000,000 shares have been retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Unless the context indicates otherwise, references in this report to the “company,” the “registrant,” “we,” “our” and “us” mean The Advisory Board Company and its subsidiaries.
     This report includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission. The company undertakes no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
Overview
     We provide best practices research, analysis, executive education and leadership development, decision support tools, and installation support and provide membership to more than 2,700 organizations including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and universities and other education institutions through discrete programs. Our program offerings focus on business strategy, operations and general management issues. Best practice research identifies, analyzes and describes specific management initiatives, strategies and processes that produce the best results in solving common problems or challenges. Members of each program typically are charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and decision support tools.
     Our membership business model allows us to focus on a broad set of issues relevant to our member organizations, while promoting frequent use of our programs and services by our members. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued annual price increases and the continued success of our new program launches. Our revenue grew 8.1% in the first three quarters of fiscal 2009 compared to the first three quarters of fiscal 2008, and our contract value as of December 31, 2008 increased by 2.4% over our contract value as of December 31, 2007. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 32 of our programs are renewable at the end of their membership contract term, the majority of which are 12 months in length. Our other eight best practices programs provide installation support. These program memberships help members accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable.
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

Results of Operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	50.1	46.7	50.1	46.4
Member relations and marketing	22.8	21.2	22.4	20.9
General and administrative	11.5	12.1	12.0	12.1
Depreciation and amortization	2.4	1.7	2.2	1.6

Income from operations	13.1	18.3	13.3	19.0
Interest income and other	1.3	2.9	1.7	2.9

Income before provision for income taxes	14.4	21.2	14.9	21.9
Provision for income taxes	-4.6	-7.1	-4.8	-7.3

Net income	9.8%	14.2%	10.1%	14.6%

Three and Nine Months Ended December 31, 2008 and 2007
     Overview. Revenue increased 6.1% to $59.3 million for the three months ended December 31, 2008 from $55.9 million for the three months ended December 31, 2007. For the nine months ended December 31, 2008, revenue increased 8.1% to $174.2 million from $161.0 million for the same period in 2007. Net income decreased $2.1 million and $6.0 million for the three and nine months ended December 31, 2008, respectively, compared to the same periods in 2007, primarily due to increases in costs to serve members, an increase in the number of new sales teams, as well as lower revenue growth. As a percentage of revenue, net income was 9.8% and 10.1% for the three and nine months ended December 31, 2008 compared to 14.2% and 14.6% for the same periods in 2007.
     Revenue. Revenue increased 6.1% to $59.3 million for the three months ended December 31, 2008 from $55.9 million for the three months ended December 31, 2007. Revenue increased 8.1% to $174.2 million for the nine months ended December 31, 2008 from $161.0 million for the nine months ended December 31, 2007. Contract value increased 2.4% to $230.9 million as of December 31, 2008 from $225.4 million as of December 31, 2007. The increases in revenue and contract value were primarily due to cross-selling existing programs to existing members, the introduction and expansion of new programs, price increases, and, to a lesser degree, the addition of new member organizations. We offered 40 membership programs as of December 31, 2008 and 36 membership programs as of December 31, 2007. We experienced lower sales conversion rates in the first nine months of fiscal 2009 compared to prior years, which contributed to lower growth rates for revenue and contract value for the first nine months of fiscal 2009 compared to fiscal 2008.
     Cost of services. Cost of services increased 13.9% to $29.7 million for the three months ended December 31, 2008 from $26.1 million for the three months ended December 31, 2007. Cost of services increased 16.7% to $87.3 million for the nine months ended December 31, 2008 from $74.8 million for the nine months ended December 31, 2007. As a percentage of revenue, cost of services was 50.1% for the three months ended December 31, 2008 compared to 46.7% for the three months ended December 31, 2007 and was 50.1% for the nine months ended December 31, 2008 compared to 46.4% for the nine months ended December 31, 2007. The increase in cost of services was primarily due to increased personnel, travel, meetings, and deliverable costs from the introduction and expansion of new programs and costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing and other costs. In addition, in the three and nine months ended December 31, 2008, we incurred additional costs from the integration of Crimson Software, Inc. (“Crimson”) into our operations, as well as increased contractor costs and licensing fees related to certain of our programs that include decision support tools. Cost of services increased as a percentage of revenue for the three and nine months ended December 31, 2008 compared to the same periods in 2007 due to these factors, as well as the impact of slower revenue growth on our fixed cost structure. We expect cost of services as a percentage of revenue to fluctuate from period to period, depending on the number of members in our largely fixed cost programs, investments in new programs and services, and the number of new programs launched as up-front costs are expensed when incurred compared to revenue, which is spread over the membership period.
     Member relations and marketing. Member relations and marketing expense increased 14.0% to $13.5 million for the three months ended December 31, 2008 from $11.9 million for the three months ended December 31, 2007. Member relations and marketing expense increased 15.8% to $39.0 million for the nine months ended December 31, 2008 from $33.7 million for the nine months ended December 31, 2007. As a percentage of revenue, member relations and marketing expense was 22.8% for the three months ended December 31, 2008 compared to 21.2% for the three months ended December 31, 2007 and was 22.4% for the nine months ended December 31, 2008 compared to 20.9% for the nine months ended December 31, 2007. These increases in member relations and marketing expense during the three and nine month periods ending December 31, 2008 were primarily due to an increase in sales staff and other associated costs, as we had 112 sales teams as of December 31, 2008 compared to 107 as of December 31, 2007. The increase during the nine months ended December 31, 2008 can also be attributed to an increase in related travel costs incurred during the first two quarters of fiscal year 2008. We also had an increase in member relations personnel and related costs required to serve the expanding membership base.

     General and administrative. General and administrative expense was $6.8 million for the three months ended December 31, 2008 and the three months ended December 31, 2007. General and administrative expense increased 7.7% to $21.0 million for the nine months ended December 31, 2008 from $19.5 million for the nine months ended December 31, 2007. As a percentage of revenue, general and administrative expense was 11.5% for the three months ended December 31, 2008 compared to 12.1% for the three months ended December 31, 2007 and was 12.0% for the nine months ended December 31, 2008 compared to 12.1% for the nine months ended December 31, 2007. The increases in general and administrative expenses during the nine month period ending December 31, 2008 were primarily due to increased new product development costs, as well as increased staffing in our recruiting, benefits and training departments required to support our overall headcount growth and increased recruitment expenses for new hires.
     Depreciation and amortization. Depreciation and amortization expense increased to $1.4 million for the three months ended December 31, 2008 from $948,000 for the three months ended December 31, 2007. Depreciation and amortization expense increased to $3.8 million for the nine months ended December 31, 2008 from $2.6 million for the nine months ended December 31, 2007. As a percentage of revenue, depreciation and amortization expense was 2.4% for the three months ended December 31, 2008 compared to 1.7% for the three months ended December 31, 2007 and was 2.2% for the nine months ended December 31, 2008 compared to 1.6% for the nine months ended December 31, 2007. These increases are primarily due to increased amortization expense from developed capitalized internal-use software tools, including acquired developed technology associated with the acquisition of Crimson, and the depreciation expense related to the expansion of additional floors in our headquarters facility under the terms of our lease agreement.
     Interest income. Interest income decreased to $774,000 for the three months ended December 31, 2008 from $1.6 million for the three months ended December 31, 2007. Interest income was $2.9 million for the nine months ended December 31, 2008 compared to $4.7 million for the nine months ended December 31, 2007. The decreases were principally from a lower balance in cash, cash equivalents and marketable securities due to our acquisition of Crimson effective April 30, 2008 which used approximately $19.0 million in cash, and our purchases of treasury stock pursuant to our stock repurchase plan of $56.5 million for the nine months ended December 31, 2008, as well as a lower average interest rate.
     Provision for income taxes. Our provision for income taxes was $2.7 million for the three months ended December 31, 2008 and $4.0 million for the three months ended December 31, 2007. Our provision for income taxes was $8.4 million for the nine months ended December 31, 2008 and $11.8 million for the nine months ended December 31, 2007. Our effective tax rate during the three months ended December 31, 2008 was 31.7% compared to 33.3% for the three months ended December 31, 2007 and was 32.5% for the nine months ended December 31, 2008 compared to 33.3% for the nine months ended December 31, 2007. A decrease in estimated net income has led to an increase in the positive effect on our effective tax rate of certain Washington, D.C. income tax credits, which we qualify for under the New Economy Transformation Act of 2000 (the “Act”).
     In February 2006, the company received notification from the Office of Tax and Revenue that our certification as a Qualified High Tech Company (“QHTC”) under the Act had been accepted effective as of January 1, 2004. As a QHTC, the company’s Washington, D.C. statutory income tax rate was 0.0% through December 2008 and will be 6.0% thereafter, compared to 9.975% prior to this qualification. Under the Act, the company is also eligible for certain Washington, D.C. income tax credits and other benefits.

     Stock-based Compensation Expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and RSUs issued under our stock incentive plans and for shares issued under our employee stock purchase plan according to FAS 123(R) for the three and nine months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,164	$1,491	$3,323	$3,864
Member relations and marketing	635	744	1,840	2,230
General and administrative	1,520	1,413	4,504	4,630

Total costs and expenses	3,319	3,648	9,667	10,724

Tax benefit	(1,052)	(1,215)	(3,142)	(3,571)

Net income	$(2,267)	$(2,433)	$(6,525)	$(7,153)

     Included in costs and expenses above is compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options and the vesting of RSUs of approximately $0 and $10,000 for the three and nine months ended December 31, 2008 and $71,000 and $283,000 for the three and nine months ended December 31, 2007, respectively.
     Total stock based compensation expense was $3.3 million for the three months ended December 31, 2008 and $3.6 million for the three months ended December 31, 2007. Total stock based compensation expense decreased 9.9% to $9.7 million for the nine months ended December 31, 2008 compared to $10.7 million for the nine months ended December 31, 2007 due to lower grant date fair values for awards of stock options and RSUs granted in the current fiscal year compared to the prior year, as well as timing of the grant in the fiscal year.
     As of December 31, 2008, $20.0 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.7 years.
Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity. We believe that existing cash, cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as potential share repurchases, during the next 12 months. We had cash, cash equivalents and marketable securities balances of $90.9 million and $150.1 million as of December 31, 2008 and March 31, 2008, respectively. We repurchased $56.5 million and $39.8 million shares of our common stock through our share repurchase program during the nine months ended December 31, 2008 and 2007, respectively.
     Cash flows from operating activities. The combination of revenue growth, profitable operations and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts, as well as certain expenses. Net cash flows provided by operating activities were $30.1 million and $38.6 million for the nine months ended December 31, 2008 and 2007, respectively. The decrease in net cash flows provided by operating activities was primarily due to the decrease in net income for the nine months ended December 31, 2008 compared to the same period in 2007.
     Cash flows from investing activities. The company’s cash management and investment strategy, capital expenditure programs, and acquisition activities affect investing cash flows. Net cash flows provided by investing activities were $33.0 million for the nine months ended December 31, 2008. Net cash flow used in investing activities was $1.2 million for the nine months ended December 31, 2007.
     Investing activities for the nine months ended December 31, 2008 provided $33.0 million in cash primarily from the net proceeds on the redemption and sales of marketable securities of $65.0 million, which was used for the cash purchase of Crimson for $18.6 million, net of cash received, for capital expenditures of $13.4 million, and for our share repurchase program of $56.5 million. Capital expenditures included $3.8 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $7.1 million of capitalized software development costs related to our newer research programs that include web-based decision support tools. Investing activities for the nine months ended December 31, 2007 used $1.2 million of cash, consisting of net redemption of marketable securities of $5.3 million, which was offset by capital expenditures of $6.5 million. Included in capital expenditures was $3.5 million of costs capitalized for the development of software and $1.8 million of costs related to the expansion of our headquarters facility.

     Cash flows from financing activities. We used net cash flows in financing activities of $55.9 million and $21.6 million in the nine months ended December 31, 2008 and 2007, respectively. During the nine months ended December 31, 2008 and 2007, we received approximately $421,000 and $12.8 million, respectively, from the exercise of stock options and we received approximately $282,000 and $331,000, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. We repurchased 1,778,290 and 714,415 shares of our common stock at a total cost of approximately $56.5 million and $39.8 million in the nine months ended December 31, 2008 and 2007, respectively, pursuant to our share repurchase program.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At December 31, 2008, our marketable securities consist of $3.7 million in tax-exempt notes and bonds issued by the District of Columbia, $32.0 million in tax-exempt notes and bonds issued by various states, and $30.1 million in U.S. government agency securities. The weighted-average maturity on all our marketable securities as of December 31, 2008 was approximately 4.2 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In January 2004, the company’s Board of Directors authorized the repurchase of up to $50 million of the company’s common stock, which authorization was increased in amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, and to $350 million in April 2008. All repurchases were made in open market transactions, subject to market conditions and trade restrictions. No minimum number of shares has been fixed and the share repurchase authorization has no expiration date.

			Total Number of	Cumulative Number	Approximate
			Shares Purchased as	of Shares Purchased	Dollar Value of
			Part of Publicly	as Part of a	Shares That May
	Total Number of	Average Price	Announced Plans or	Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs	Announced Plan	Under The Plan
October 1 to October 31, 2008	294,404	$29.13	294,404	6,694,849	$55,571,315
November 1 to November 30, 2008	217,748	21.16	217,748	6,912,597	$50,963,818
December 1 to December 31, 2008	—	—	—	6,912,597	$50,963,818

Total	512,152	$25.74	512,152

Item 6. Exhibits.
     (a) Exhibits:

*3.1	Certificate of Incorporation of The Advisory Board Company, as amended

#3.2	Amended and Restated Bylaws of The Advisory Board Company

*3.3	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the company’s registration statement on Form S-1, declared effective by the U.S. Securities and Exchange Commission on November 9, 2001.

#	Filed as Exhibit 3.1 to the company’s Current Report on Form 8-K filed on November 14, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: February 9, 2009	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)