Form 10-K/A
period 2008-03-31
ADVISORY BOARD CO
filed 2009-02-27
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
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

Unless the context indicates otherwise, references in this Amendment No. 1 on Form 10-K/A to the “Company,” the “registrant,” “we,” “our” and “us” mean The Advisory Board Company and its subsidiaries.
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 (the “2008 10-K”), filed with the Securities and Exchange Commission on May 30, 2008. This Amendment is being filed solely to correct a filing error in the consent of our independent registered public accounting firm, Ernst & Young LLP, which is filed herewith as Exhibit 23.1.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
     This Amendment No. 1 does not reflect events occurring after the original filing date of the 2008 10-K or otherwise modify or update the disclosures set forth in the 2008 10-K, including the financial statements and notes to financial statements set forth in the 2008 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

Exhibits.	The exhibits that are filed with this Amendment No. 1 are set forth in the Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: February 27, 2009	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS
to Amendment No. 1 to the Annual Report on Form 10-K/A for the Year Ended March 31, 2008

Exhibit
Number	Description of Exhibit

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.