Form 10-K
period 2009-03-31
ADVISORY BOARD CO
filed 2009-06-15
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: Not applicable
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Based upon the closing price of the registrant’s common stock as of September 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $489,864,631.
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 1, 2009 was 15,559,094.

DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this Form 10-K incorporates by reference certain portions of the registrant’s 2009 definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

THE ADVISORY BOARD COMPANY
TABLE OF CONTENTS

PART I
     Unless the context indicates otherwise, references in this Annual Report to the “Company,” the “registrant,” “we,” “our” and “us” mean The Advisory Board Company and its subsidiaries.
Forward-looking Statements
     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this report.
     A number of important factors could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Part I, Item 1A.
Item 1. Business.
Overview
     The Advisory Board Company has provided best practices research and analysis to the health care industry since 1986. Since reincorporating in Delaware and completing our initial public offering in November 2001, we have increased the total number of discrete programs we offer from 13 to 41, providing best practices research, analysis, executive education and leadership development, business intelligence tools, and installation support to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and, beginning in fiscal year 2008, universities and other education institutions. Our program offerings focus on business strategy, operations, and general management issues. Best practices research identifies, analyzes, and describes specific management initiatives, strategies, and processes that produce the best results in solving common problems or challenges. For a fixed fee, members of each program have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence tools. Our member institution renewal rate for each of the last five fiscal years equaled or exceeded 88%. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. We currently serve approximately 2,800 members.
     Each of our programs provides members with assistance in addressing one of three primary issue sets: business strategy, operations, and general management issues. Prior to fiscal 2001, our programs largely focused on such strategic concerns as business development and growth strategy. Since then, we have expanded the scope of our best practices work to attend to our members’ critical operational issues, including improving revenue cycle processes and enhancing physician performance. In addition, we have also added programs that incorporate robust, web-based business intelligence tools to provide data-driven analysis and decision support.
     Our membership-based model, in which members actively participate in our research and analysis on an annual basis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data, and strategic plans and enables us to provide detailed best practices analyses on current industry issues. Each of our 41 programs targets the issues of a specific executive constituency or business function.
     Each of our programs offer a standardized set of services, allowing us to spread our largely fixed program cost structure across our membership base of participating organizations. This economic model enables us to increase our revenue and operating profit as we expand the membership base of our programs over time and, we believe, permits members to learn about industry best practices and access solutions at a fraction of the cost of customized analyses or services provided by other business services firms.
     Our membership includes some of the most prestigious health care and education institutions in the United States. As of March 31, 2009, 18 of the top 19 hospitals as ranked by U.S. News and World Report were members, including The Cleveland Clinic, The Johns Hopkins Hospital, Massachusetts General Hospital, and Stanford Hospital and Clinics. Our membership also includes leading pharmaceutical and biotech companies, health care insurers, and medical device companies, such as Johnson & Johnson, Medtronic, and Pfizer Inc. Following our launch of programs serving education organizations in fiscal 2008, we have added a number of high profile higher education institutions, including University of California, University of Virginia, University of Southern California, Dartmouth College, Duke University, University of North Carolina, and Washington University. Within our member organizations, we serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach more than 6,000 chief executive and chief operating officers and 70,000 senior executives, clinical leaders, department heads, and product-line managers.
The Health Care Market
     We primarily serve health care organizations, a sector providing critical services to the community and one that comprises a large and growing industry. The Centers for Medicare and Medicaid Services estimates that spending in the United States for health care services will be $2.5 trillion in 2009 and projects spending will grow at an annual rate of approximately 6% through 2017.
     Health care organizations rely on business services firms to help them develop strategies, improve operations, and train staff in order to remain competitive in the dynamic industry environment. We believe that the following characteristics of the health care industry make it especially suited for our business model of standardized delivery of professional information services and tools rooted in best practices:
•	Common Industry-Wide Issues. Health care organizations of all sizes face many of the same complex strategic, operational, and management issues, including increasing revenue, reducing costs, overcoming labor shortages, managing clinical innovation, improving productivity, reengineering business processes, increasing clinical quality, improving manager effectiveness, and complying with new government regulations. Because the delivery of health care services is based on very complex, interrelated processes that involve many types of health care companies, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

•	Fragmented Industry. Our target market within the health care industry consists of over 5,000 current or potential members in the United States. This target market includes many health care providers that deliver health care services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

•	Willingness to Share Best Practices. We believe that health care organizations have a relatively high propensity to share best practices. Many hospitals and health systems are non-profit organizations or compete in a limited geographic market and do not consider organizations outside their market to be their competitors. In addition, the health care industry has a long tradition of disseminating information as part of ongoing medical research and education activities.

•	Value Orientation. A membership model that provides access to best practices and business intelligence tools on a shared-cost basis appeals to many value-focused health care organizations that may otherwise be hesitant to make discretionary investments to commission an exclusive higher priced customized study or solution to address their critical issues.
The Education Market
     In addition to serving health care organizations, we expanded our program offerings in fiscal year 2008 to provide similar best practices research and analysis services to universities and other education institutions. We currently offer three industry-specific programs, which represented approximately 2% of our revenue during fiscal year 2009.
     We selected the education market as an area for expansion due to the size of the market, with post-secondary education in the United States estimated by the U.S. Department of Education to be a $320 billion industry with more than 6,000 institutions and 18 million students, and because universities and other education institutions share many similar characteristics with our core health care market, specifically a mission-driven orientation, common and complex problems, fragmented markets, inclination to share best practices, and value focus. As with health care, we believe these characteristics make this industry well suited to our business model of low cost, standardized delivery of professional information services and tools rooted in shared best practices.
Business Strategy
     To capitalize on the favorable characteristics of our target markets, we continue to develop and operate membership-based best practices programs that address the critical issues facing our members in a standardized manner through research, analytics, and tools rooted in shared best practices.

Capitalize on Membership-Based Business Model
     We believe our membership-based business model is a key to our success. Our membership model enables us to target issues of relevance to a broad audience of similar organizations and to draw on their experience to identify solutions. At the same time, our economic model and fixed-fee pricing promote frequent use of our programs and services by our members, which we believe increases value received and program loyalty.
Focus on Best Practices Research and Tools
     We focus on providing services based on demonstrated best practices within the health care and education industries. Our focus on deep vertical markets has enabled us to develop a membership that includes progressive and highly regarded institutions where many industry issues are first identified and where many of the best practices originate. We believe that these organizations will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, industry-wide basis and that our reputation and success to date has uniquely positioned us as a leading source for identifying, evaluating, communicating, and providing solutions that respond to evolving market needs.
Scaling our Economic Model
     Our economic model enables us to add new members to all of our programs for a low incremental cost per member to us, thereby growing our revenue and improving our operating income as we increase the membership base of our existing programs. A significant portion of every program’s cost structure for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in a program. By addressing issues that affect a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of potential members.
Continue Research, Analysis, and Decision Support Excellence
     The quality of our research, analysis, and decision support is a critical component of our success. Experienced program directors are responsible for assuring that our research methodology is applied to all studies and that quality is maintained across all deliverables, solutions, and programs. We are highly selective in our hiring, recruiting the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis, data mapping, technology development, and presentation skills.
Deliver Superior Value Proposition
     Our programs offer access to best practices and tools at a fraction of the cost that other business services firms charge to provide a comparable customized analysis or solution. Members use our programs to improve the effectiveness of their organizations by increasing productivity and reducing operating costs. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve through the successful application of even a subset of the best practices and tools that they receive as members of a particular program. Our member institution renewal rate for each of the last five fiscal years equaled or exceeded 88%.
Drive Tangible Results by Incorporating Data and Analytics into Robust, Web-Based Business Intelligence Tools
     Through our best practices research, we have identified the need for business intelligence tools that consolidate, analyze, and report member data in order to gain visibility into areas of opportunity for operational or financial improvement. To meet this member need, we have combined commercially available and proprietary technology with our insight, industry expertise, and standardized data definitions to offer robust, web-based business intelligence tools. These tools provide valuable insights by efficiently presenting regularly updated data extracted from what are often numerous and disparate systems, benchmarking their performance versus other organizations, and allowing them to drill down to transaction-level detail. These sophisticated tools hardwire our existing best practices research into the daily and weekly process flows at the member institutions, thereby allowing a broad group of executives, managers, and front-line leaders to leverage the insights and data in both their daily and strategic decisions. This integrated approach allows our members to achieve ongoing, tangible cost and performance gains and high return on investment. We frequently update our business intelligence tools through benchmarking, research activities, and member input.
Leverage Our Intellectual Capital and Relationships by Providing Best Practices Installation Support

     We are able to efficiently leverage the substantial body of our best practices research, case study experience, and relationships we have amassed to support members in installing best practices solutions, thereby generating additional revenue for a low incremental cost to us to serve. Our research programs produce the best practices that we use to create the analytic and management tools and executive education modules that comprise our best practices installation engagements, which are sold as discrete products for a separate fee and are typically delivered within 12 months. Our research programs also provide a platform and source for identifying member organizations that seek additional assistance in adopting the best practices profiled in our research, thereby enhancing our ability to cross-sell our best practices installation engagements to existing members.
Our Membership
     As of March 31, 2009, our membership consisted of approximately 2,800 hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device and supply companies, and universities and other education institutions. Within these organizations, our programs serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over 6,000 chief executive and chief operating officers and more than 70,000 senior executives, clinical leaders, department heads, and product-line managers. No one member accounted for more than 2% of our revenue in any of the last three fiscal years. For each of the fiscal years ended March 31, 2007, 2008, and 2009, the Company generated less than 3% of revenue from members outside the United States.
     We seek to involve the country’s most progressive health care and education organizations in our membership. The participation of these members provides us with a window into the latest challenges confronting the industries we serve and the most innovative best practices that we can share broadly throughout our membership. We serve 18 of the top 19 hospitals in the most recent U.S. News and World Report America’s Best Hospitals ranking, 97 of the largest 100 health care delivery systems, 20 of the world’s largest pharmaceutical and medical device companies, and several prestigious universities.
     The following table sets forth information with respect to membership programs, members, and renewals as of the dates shown:

	March 31,
	2005	2006	2007	2008	2009
Membership programs offered	25	29	32	37	41
Total members	2,572	2,595	2,662	2,761	2,817
Member renewal rate (1)	92%	90%	89%	90%	88%
Contract value (in thousands of dollars) (2)	$146,137	$170,510	$200,094	$230,806	$230,769

(1)	For the fiscal year then ended. The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions, or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
Programs and Services
     We currently offer 41 distinct membership programs in three key areas: best practices research, business intelligence and analytics, and best practices installation support. Our best practices research memberships serve as the foundation of intellectual property across all programs and are focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, and analyzing emerging trends within the health care and education industries. Our business intelligence and analytics programs leverage this intellectual capital, allowing members to pair their own operational data with the best practices insights from our research through web based business intelligence tools founded upon the critical insights of the industry. Our installation support programs assist member institutions’ efforts to adopt and implement best practices to improve their own performance.
     Each year, our staff of research managers and analysts conducts thousands of interviews with industry executives on a large number of substantive areas, including:
•	revenue management and product line development

•	health system cost reduction and clinical reform

•	nursing and academic faculty recruitment, retention, and productivity

•	models for physician collaboration to impact quality, revenue, and cost metrics

•	hospital and university department operations

•	pharmaceutical and medical device technology management

•	strategic approach to problem solving and innovation

•	elevating clinical quality

•	measuring and improving student learning outcomes

•	competing for scarce research funding
     Each program is run by a director who is responsible for applying our standard methodologies to produce best practices studies, modules, and tools, and for maintaining the quality of all program services. Relying on member steering sessions, member topic polls, functionality prioritization exercises, and one-on-one interviews with top industry executives, each director identifies the most timely and important topics of shared member interest and sets the program’s priorities in an annual agenda. The annual agenda is used to communicate potential best practices study topics, tool upgrades, and associated program services to participating members, although the actual studies, upgrades, and services delivered to members across the corresponding time period may vary from what is described in the agenda based on ongoing member input and changes in the overall industry. A team composed of analysts, instructors, and/or technology experts is dedicated to each program, collectively researching the program agenda, writing the best practices studies, developing curricula, building tools, delivering executive education sessions, and providing all other program services.
     We focus our members’ senior management on important problems by providing an analysis of best practices used by some of the most successful organizations to solve those problems, and by providing tools to accelerate the adoption of best practices within our member institutions. In fiscal year 2009, we published approximately 40 new best practices research reports, performed more than 180 member meetings and 2,600 on-site seminars to approximately 1,700 member organizations reaching more than 37,000 executive and managerial participants, produced more than 3,000 customized research reports, served more than 19,000 users via web-based business intelligence and decision support tools, and provided content to over 80,000 registered users via our password-protected website and email.
Services
     Each program typically charges a separate annual membership fee that is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. The specific membership services vary by program and change over time as services are periodically added or removed. Our program services may include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry service, business intelligence and analytic tools, and best practices installation support. Institutions can only access our services within a program if they are members of the relevant program. The types of services provided include:
     Best Practices Research Studies
     Each best practices research study or topic generally addresses a specific strategic challenge, operational issue, or management concern. In fiscal year 2009, we published approximately 40 best practices research studies. Each program providing this service typically publishes two to five best practices research studies or modules annually. We design each study and module to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to 250 pages of research content. Research studies usually include an up-front essay framing the major business issues and sections describing up to 20 best practices. Consistent application of our research methodology and extensive staff member training across all programs enables us to maintain research quality across all of our programs.
     Executive Education

     We deliver an executive education curriculum based on our proprietary research to member institutions nationwide through two channels: general membership meetings and presentations conducted on-site at member organizations. In both settings, we use lively, interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In fiscal year 2009, our staff of approximately 30 full- and part-time faculty delivered executive education services to approximately 1,700 member organizations, reaching more than 37,000 executive and managerial participants through more than 180 member meetings, and over 2,600 on-site seminars. These interactions are valuable not only because of the service provided to members, but also because these sessions serve as an important building block of our relationships with members, allowing us the opportunity to gather input about our research agendas and services, generate leads for cross-selling additional programs to existing members, and surface ideas for potential new programs.
     Proprietary Databases and Online Services
     Across our programs, we offer a variety of databases, online services, electronic tools, and web-based applications to increase the utility of our content, analyze an organization’s current performance, and assist in integrating best practices into daily and weekly process flows at member institutions. Each research program maintains a password-protected proprietary online portal including such items as best practices, executive modules, online benchmarking data, audit toolkits, market forecasting instruments, and management dashboards accessible only to members of the program. Through the websites, members of each program may search and access the electronic library of research studies, review executive education modules, view meeting schedules, and communicate with our staff and other members.
     Executive Briefings
     To provide our member organizations with industry news and best practices on a more frequent basis than is possible with our longer reports, certain programs produce executive briefings that provide short, comprehensive summaries of our research findings, best practices, benchmark data, and industry news. Our editorial teams review the nation’s health care news drawn from over 250 sources, including daily newspapers, news wires, magazines, clinical journals, and city business journals, and summarizes relevant industry business and clinical news in frequently distributed five- to ten-page reports, available to our members through our password-protected website and by email.
     Original Executive Inquiry
     Certain programs permit members to assign short-answer, customized research requests to our research staff through our original executive inquiry service. Depending on the need of the requesting member, completed projects may include literature searches, vendor profiles, benchmark data, in-depth analysis, or original primary research. Typical research briefs generally are completed within five to fifteen days and contain two to four case study profiles of interviewed institutions, highlighting significant trends, successful practices, and comparative responses to a range of questions. After we have delivered the completed brief to the requesting member, we make many of these projects accessible to other members of the same program through our proprietary database, building our knowledge asset and our reputation as a reliable and effective resource for best practices research.
     Business Intelligence and Analytics
     Eleven of our programs are anchored by robust, web-based business intelligence tools that are regularly updated with member-specific data, to which the program’s members have continual access via the internet. These tools provide unique access to metrics at our member institutions, pulling data from legacy information systems through standardized data extracts and, with analytics informed by our best practices research, transforming hard-to-access legacy data into performance scorecards offering actionable insight for managers and executives.
     These renewable programs address evergreen problems in terrains where we have developed significant knowledge through our research programs. These include revenue cycle efficiency, throughput in the emergency department and surgical suites, supply and labor cost optimization, assistance with physician management, utilization management, and improving quality of outcomes, among other areas. In addition to online dashboards, the tools are built to be flexible and easy-to-use, offering members ad hoc querying, performance alerts, drill down analysis, and comparative benchmarking.
     Through the combination of our research and access to these tools, members gain visibility into areas of opportunity for operational or financial improvement, receive best practices toolkits to capture the improvement, and directly use our resources to inform front-line decisions on a daily and weekly basis. By allowing our members to transform their data into actionable information they can use to enhance performance, we have developed an additional way for our members to quantify areas of opportunity and identify value captured through use of these programs.
     Best Practices Installation Support
     Eight of our programs provide members with support in installing the best practices profiled in our research studies within their own organizations. We offer members a standardized package of management tools typically supplemented by approximately five on-site sessions to educate relevant executives and line managers in their use. The majority of management tools and on-site curriculum derive from research content, data, and documents gathered in the research process used to produce our best practices research studies, enabling us to create best practices installation modules quickly and for a low incremental cost to us. Our installation support includes both the management tools and the associated on-site sessions and is typically packaged and delivered to each member within a 12-month period.
     In these programs we offer two types of management tools: diagnostic tools and installation tools. Diagnostic tools include self-assessment tests, data workbooks, and discussion guides to help members select those best practices most likely to have a large impact within their own organizations. Installation tools include task checklists, process flow diagrams, results-reporting templates, project plans, job descriptions, budgets, management reports, forms, surveys, policies and procedures, organization charts, memos, and benchmark data designed to help members implement particular best practices. By using our installation tools, members benefit from work already completed by other members, saving them time, cost, and effort by leveraging tools proven successful in installing best practices.
     The programs’ on-site education sessions are designed to help members organize, structure, and manage an internal project team tasked with installing one or more best practices. Our on-site sessions help members reach internal consensus and develop action plans for installing best practices and tracking results.
Growth Strategy
     Our growth strategy is to leverage our extensive membership, deep knowledge base of best practices, and proven business formula to increase revenue by adding members and memberships, and increase profits by spreading the increased revenue over a largely fixed cost base.
     Cross-Sell Additional Programs to Existing Members
     Over the last several years, we have added three to four new programs per year, thereby significantly increasing our cross-sell opportunity. We actively cross-sell additional programs to our approximately 2,800 members through a variety of avenues, including sales force visits, presentations at member meetings, and announcements in our research publications and on our website.
     Develop New Programs
     We continue to develop new programs to cross-sell to existing members and to attract new member institutions. We develop new program concepts and rigorously evaluate and prioritize target opportunities using defined new program development criteria. We involve industry thought-leaders from progressive and well-known organizations as advisors early in our new program development process and typically convert a high percentage of our advisors to paying members prior to launching the program. We currently plan to continue to launch approximately three to four new programs per year.
     Adapt to Serve Members’ Evolving Needs
     The information that we derive from our existing relationships with members is critical to our growth strategy. As a result of these relationships, we are able not only to adjust the research agendas of our existing programs but also to offer new programs and services to meet our members’ changing needs. Over time, we have broadened our offerings, moving from research programs largely focused on strategic issues to a more expansive set of research and installation support programs that provide information and tools to address strategic, operational, and management issues, as well as programs anchored by robust, web-based business intelligence tools that serve as a conduit to in-depth analysis and integration of best practices into operations. Having evolved our offerings of online content and tools across the last several years from a relatively static content delivery model to an interactive model, we have also achieved deeper penetration into each of our member organizations, allowing a broader group of executives, managers, and front-line leaders access to insight and tools required for both their daily and more strategic decisions.

     We believe that because of our relationships with our members, we are provided a unique window into their needs. Our focus on serving those needs allows us to capitalize on new opportunities for our standardized model of delivering best practices research, analysis, executive education, business intelligence tools, and installation support.
     Target Non-U.S. Health Care Organizations, Additional Sectors of the Health Care Industry, and other Sectors with Similar Characteristics
     We believe that our business model and current memberships provide us significant assets that we can leverage to target health care organizations across an expanded geographic terrain, additional sectors of the health care industry, and verticals outside health care with similar relevant characteristics, such as the education market. We currently offer a Council of International Hospitals program targeted towards international health care institutions that serves approximately 120 non-U.S. health care organizations. Increasingly, we look to provide services from our existing U.S.-focused best practices research and business intelligence tools programs to international organizations and have increased resources over time to further target this market. In addition, we are seeking to leverage our existing Health Care Industry Strategy program to expand our work with pharmaceutical, biotech, health insurance, and medical device companies. We also plan to continue to expand and grow in our newly developed education market by leveraging our proven new program development process in this vertical and applying relevant learning from our established health care business to serve as a template for growth in this sector.
Pricing
     Historically, we have sold substantially all of our memberships in our programs as one-year agreements. In fiscal 2008, we began to enter into multi-year agreements in certain of our membership programs. Each program typically charges a separate fixed annual membership fee. Annual fees vary by program based on the target executive constituency and the specific combination of services provided to participating members. Annual fees for programs that offer best practices installation support or more robust business intelligence tools are higher than annual fees for other programs. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. Membership fees may also be lower for the initial members of new programs. In a few of our programs, we charge our members for certain direct billable expenses, such as travel expenses.
     We offer an unconditional service guarantee to members of many of our programs. For memberships with this guarantee, at any time, a member may terminate its membership and request a pro rata refund of its prepaid subscription fee.
Sales and Marketing
     As of March 31, 2009, our sales force consisted of 111 new business development teams that are responsible for selling new memberships to assigned program and geographic market territories. Each new business development team generally consists of two people: one marketer who travels to prospective members to meet in person, and one marketing associate who provides support from the office. Our two-person new business development teams sell programs to new members as well as cross-sell additional programs to existing members of other programs. We maintain separate member services teams that are responsible for servicing and renewing existing memberships. The separation of responsibility for new membership sales and membership renewals reflects the varying difficulty and cost of the respective functions, as well as the different skill set required for each. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and typically travel at least 60% of the time, conducting face-to-face meetings with senior executives at current and prospective member institutions. Member services representatives assume more of an in-house relationship management role, conducting most of their responsibilities over the telephone.
Intellectual Property
     We offer our members a range of products to which we claim intellectual property rights, including research content, online services, databases, electronic tools, web-based applications, and software products. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. The Company considers its trademarks, service marks, databases, software and other intellectual property to be proprietary, and the Company relies on a combination of copyright, trademark, trade secret, non-disclosure and contractual safeguards for protection.
Competition
     We are not aware of any other organization that enables health care or education organizations to study and receive services across as broad a range of best management practices for fixed annual fees. We compete in discrete programs and for discretionary dollars against both health care-focused, education-focused and multi-industry business services firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks and database companies, may also offer research, consulting, tools, and education services to health care and education organizations.
     We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, reliability and effectiveness of business intelligence tools, depth and quality of the membership network, ability to meet the changing needs of our current and prospective members, and service and affordability. We believe we compete favorably with respect to each of these factors.
     The Corporate Executive Board Company provides membership-based programs on a cross-industry basis that are similar to some of the types of programs that we sell to health care and education organizations. As part of a collaboration agreement between us and The Corporate Executive Board Company, through at least February 5, 2011, The Corporate Executive Board Company is generally prohibited from selling membership-based best practices research programs to health care providers. In addition, as part of this agreement The Corporate Executive Board Company is also prohibited from selling membership-based best practices programs to other types of health care and education organizations unless the programs address issues of a general business nature and are principally sold to companies and institutions not in the health care or education industries. The noncompetition clauses of this collaboration agreement generally prohibit us from selling membership-based best practices research programs to organizations other than non-profit organizations or organizations principally engaged in the businesses of health care or education.
Employees
     As of March 31, 2009, we employed 1,021 persons, more than 900 of whom are based out of our headquarters in Washington, D.C. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.
     We believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis, data mapping, technology development, and presentation skills.
Government Regulation
     The health care industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new federal and state laws and regulations affecting the health care industry could create unexpected liabilities for us, could cause us or our members to incur additional costs, and could restrict our or our members’ operations. Many health care laws are complex, and their application to us, our members, or the specific services and relationships we have with our members, are not always clear. In particular, many existing health care laws and regulations, when enacted, did not anticipate our comprehensive services. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business.
     The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These are embodied in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex system of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

     The HIPAA Privacy and Security Rules apply directly to many of our members who are health care providers that engage in HIPAA-defined standard electronic transactions. Because some of our members disclose protected health information to us so that we may use that information to provide certain services to those members, we are business associates of those members and as such, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our members. Such agreements must, among other things, provide adequate written assurances:
•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical, and technical safeguards to protect such information from misuse;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.
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
     In addition to the HIPAA Privacy and Security Rules, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them.
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
Executive Officers of the Company
     The following table sets forth the names, ages and positions within the Company of the persons who serve as our executive officers as of March 31, 2009.

Executive Officers	Age	Position
Frank J. Williams	42	Executive Chairman
Robert W. Musslewhite	39	Chief Executive Officer and Director
David L. Felsenthal	38	President
Michael T. Kirshbaum	32	Chief Financial Officer and Treasurer
Richard A. Schwartz	43	Executive Vice President
Scott M. Fassbach	49	Chief Research Officer
Scott A. Schirmeier	40	Executive Vice President
Evan R. Farber	36	General Counsel and Corporate Secretary
     Frank J. Williams joined us in September 2000 as an Executive Vice President and was our Chief Executive Officer and a director from June 2001 to August 2008, serving as Chairman of the Board of Directors from November 2004 through August 2008. Effective September 1, 2008, Mr. Williams became Executive Chairman of the Company. From June 2000 through January 2001, Mr. Williams was the President of an affiliated company, eHospital Inc., focused on developing and delivering health care content to patients and providers via the internet. From 1999 through May 2000, Mr. Williams served as the President of MedAmerica OnCall, a provider of outsourced services to physician organizations, hospitals, and managed care entities. Mr. Williams also served as a Vice President of Vivra Incorporated and as the General Manager of Vivra Orthopedics, an operational division of Vivra Specialty Partners, a private health care services and technology firm. Earlier in his career, Mr. Williams was employed by Bain & Company. Mr. Williams serves on the board of directors of Market Force Information, Inc., a privately held market research firm, and Sheridan Health Care, a privately held physician services company. Mr. Williams received a B.A. from University of California, Berkeley and an M.B.A. from Harvard Business School.
     Robert W. Musslewhite became a director in May 2008 and became our Chief Executive Officer in September 2008. Mr. Musslewhite joined the Company in 2003 and became Executive Vice President in January 2007, responsible for strategic planning and general management of certain of our membership programs. Previously, he served as Executive Director, Strategic Planning and New Product Development. From 1997 to 2003, Mr. Musslewhite was employed at McKinsey & Company, where as an Associate Principal he served a range of clients across the consumer products and other industries, and was a leader in the firm’s marketing practice. Mr. Musslewhite has an A.B. degree in Economics from Princeton University and a J.D. from Harvard Law School.
     David L. Felsenthal became our President in September 2008. He first joined us in 1992 and was named Chief Operating Officer in January 2007. Mr. Felsenthal previously had been an Executive Vice President since February 2006, and was Chief Financial Officer, Secretary, and Treasurer from April 2001 through February 2006. From September 1999 to March 2001, Mr. Felsenthal was Vice President of an affiliated company, eHospital Inc., focused on developing and delivering health care content to patients and providers via the internet. From 1997 to 1999, Mr. Felsenthal worked as Director of Business Development and Special Assistant to the CEO/CFO of Vivra Specialty Partners, a private health care services and technology firm. From 1992 through 1995, Mr. Felsenthal held various positions with us in research and new product development. Mr. Felsenthal received an A.B. degree from Princeton University and an M.B.A. from Stanford University.
     Michael T. Kirshbaum joined the Company in 1998 and became our Chief Financial Officer in February 2006 and Treasurer in March 2007. Prior to his current role, Mr. Kirshbaum held a variety of positions across the finance group, most recently serving as Senior Director of Finance, where he was responsible for most of the Company’s finance operations including the Company’s overall financial strategy and budgeting process, as well as a number of other accounting functions. Mr. Kirshbaum has a B.S. degree in Economics from Duke University.
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
     Scott A. Schirmeier became an Executive Vice President in February 2009. Previously he served as our Chief Marketing Officer from October 2006 to February 2009. Mr. Schirmeier joined us in 1995 and was our General Manager, Sales and Marketing, from June 2001 to October 2006. From 1995 to June 2001, Mr. Schirmeier held various management positions overseeing marketing, sales, and relationship management functions, including Senior Director, Sales and Relationship Management from July 1998 to March 2000, and Executive Director, Sales and Marketing from March 2000 to June 2001. Mr. Schirmeier received a B.A. from Colby College.
     Evan R. Farber joined us in October 2007 as General Counsel and has also served as Corporate Secretary since November 2007. Prior to joining the Company, Mr. Farber was a partner at Hogan & Hartson L.L.P., a law firm in Washington, D.C., where he practiced corporate, securities, and transactional law. Mr. Farber received a B.A. from Binghamton University, State University of New York, and a J.D. from The George Washington University Law School.
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

     We derive substantially all of our revenue from members in the health care industry. As a result, our financial condition and results of operations depend upon conditions affecting the health care industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the health care industry generally as well as our ability to increase the number of programs and services that we sell to our members. The health care industry is highly regulated and is subject to changing political, economic and regulatory influences. There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of health care organizations, such as reimbursement policies for health care expenses, consolidation in the health care industry, and regulation, litigation, and general economic conditions. In particular, changes in regulations affecting the health care industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, changes to HIPAA and other federal or state privacy laws, laws relating to the tax-exempt status of many of our members, or restrictions on permissible discounts and other financial arrangements could require us to make unplanned modifications of our products and services, or result in delays or cancellations of orders, or reduce funds and demand for our products and services.
     Because of current macro-economic conditions, including continued disruptions in the broader capital markets and reduced demand for discretionary medical services, cash flow, access to credit, and budget continue to deteriorate for many health care delivery organizations. While we believe we are well positioned through our product and service offerings to assist hospitals and health systems who are dealing with increasing and intense financial pressures, it is unclear what long-term effects the economic downturn will have on the healthcare industry and in turn on our business, financial condition, and results of operations.
     Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level. These programs and plans may contain proposals to increase governmental involvement in health care, create a universal health care system, lower reimbursement rates, or otherwise significantly change the environment in which health care industry providers currently operate. We do not know what effect any proposals would have on our business.
If we are unable to sustain high renewal rates on our memberships, our revenue and results of operations may suffer.
     We derive most of our revenue from renewable memberships in our discrete annual programs. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing programs and to enter into new membership arrangements. Failure to achieve high renewal rates would have a material adverse effect on our financial condition and operating results. Our success in securing renewals depends upon the continuity of our principal contacts at a member organization, our members’ budgetary environment, and our ability to deliver consistent, reliable, high-quality, and timely research, tools, and analysis with respect to issues, developments, and trends that members view as important. We may not be able to sustain the level of performance necessary to achieve a high rate of renewals and, as a result, may not increase or even maintain our revenue.
If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current members and employees.
     As a provider of best practices research, analysis, executive education, installation support, and business intelligence tools, we believe our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care and education organizations that supply many of the best practices we feature in our research. We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining members and employees in our industry. If our reputation is damaged or if potential members are not familiar with us or with the solutions we provide, we may be unable to attract new, or retain existing, members and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. Our brand name and reputation will suffer if members do not perceive our solutions to be effective or of high quality. In addition, if solutions we provide have inaccuracies or defects, we could suffer adverse publicity as well as economic liability.
If we are not able to offer new and valuable products and services, our revenue and results of operations may suffer.
     Our success depends on our ability to develop new products and services that serve specific constituencies, to anticipate changing market trends, and to adapt our research, tools, and analysis to meet the changing needs of our members. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure also could cause some of our existing products and services to become obsolete, particularly in the health care industry where needs continue to rapidly evolve with the introduction of new and the obsolescence of old technology, changing payment systems and regulatory requirements, shifting strategies and market positions of major industry participants, and changing objectives and expectations of health care consumers. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with timely research, analysis, business intelligence tools, and installation support around issues and topics of importance. As a result, we must continue to invest resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that members and potential members will want. Many of our member relationships are non-exclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing members, be unable to obtain new members, or incur impairment of capitalized software development assets, and our results of operations may suffer.
     In addition, because our programs offer a standardized set of services that allows us to spread our largely fixed program cost structure across our membership base of participating organizations, we may lose money on or terminate a program if we are unable to attract or retain a sufficient number of members in that program to cover the costs. Terminating a program could result in dissatisfaction among members of the terminated program, a loss of credibility with current and potential members, and an adverse effect on our results of operations.
Future competition may adversely affect our business.
     We compete in discrete programs and for discretionary dollars against both health care-focused, higher education-focused, and multi-industry business services firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, may also offer research, consulting, tools, and education services to health care and education organizations. A failure to adequately track, understand, or address competitive pressures could have a material adverse effect on our business.
     In addition, as part of a collaboration agreement between us and The Corporate Executive Board Company, through at least February 5, 2011, The Corporate Executive Board Company is generally prohibited from selling certain membership-based best practices research products and services to health care providers and education organizations. Upon expiration of the collaboration agreement’s noncompetition obligations, The Corporate Executive Board Company may sell membership-based best practices research programs in direct competition with some of our discrete programs. Direct competition with The Corporate Executive Board Company in these programs may have a material adverse effect on our business.
We may not be able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.
     Our future success depends upon our ability to hire, train, motivate, manage, and retain a significant number of highly skilled employees, particularly research analysts, technical experts, and sales and marketing staff. Any failure in this regard could hinder our ability to implement tools, complete existing member engagements and bid for new ones, or continue to provide high-quality research and other products and services to our members. We have experienced, and expect to continue to experience, competition for professional personnel from management consulting firms and other producers of research, technology, and analysis services. Hiring, training, motivating, managing, and retaining employees with the skills we need is time consuming and expensive.
We may experience significant delays in generating, or an inability to generate, revenue if potential members take a long time to evaluate our products and services.
     A key element of our strategy is to market our products and services directly to health care providers, such as health systems and acute care hospitals, and education institutions, such as colleges and research universities, to increase the number of our products and services utilized by existing members. We do not control many of the factors that will influence the decisions of these organizations regarding the purchase of our products and services. The evaluation process can sometimes be lengthy and could involve significant technical evaluation and commitment of personnel by these organizations. The use of our products and services may also be delayed due to reluctance to change or modify existing procedures. If we are unable to sell additional products and services to existing hospital, health system, and education members, or enter into and maintain favorable relationships with other health care providers or education organizations, our revenue could be materially adversely affected.
Unsuccessful design or implementation of our business intelligence tools may harm our future financial success.
     Intellectual property development, application, and implementation can take long periods of time and require significant capital investments. If our intellectual property is less effective, cost-efficient, or attractive to our members than what they anticipate or does not function as expected or designed, we may not recover the development costs or our competitive position, operations, business, or financial results could be adversely affected. In addition, any defects in our business intelligence tools or other intellectual property could result in additional development costs, the diversion of technical and other resources from our other development efforts, significant cost to resolve the defect, a loss of credibility with current and potential members, loss of members, harm to our reputation, and exposure to liability claims. We also rely on technology and implementation support provided by others in certain of our programs that offer business intelligence tools, and defects in their technology or their failures to provide timely and accurate services also could result in a loss of credibility with current or potential members, loss of members, harm to our reputation, and exposure to liability claims from those members.
Unsuccessful implementation of our installation support programs may harm our future financial success.
     Eight of our programs offer support to help accelerate the installation of best practices profiled in our research studies. Some of these programs are complex, and unanticipated difficulties and delays may arise as a result of failure by us or by the member to meet respective implementation responsibilities. If the member implementation process is not executed successfully or if execution is delayed, our relationships with some of our members and our results of operations may be impacted negatively. In addition, cancellation of any implementation of our products and services after it has begun may involve loss to us of time, effort, and resources invested in the cancelled implementation as well as lost opportunity for acquiring other members over that same period of time.
     These installation support memberships are not individually renewable. In order to maintain our annual revenue and contract value from these programs, we will have to enroll new members each year as other members complete their program terms. We may not be successful in selling these programs in the future. Lack of continued market acceptance of these programs could have a material adverse effect on our business.

We may be liable to our members and may lose members if we are unable to collect and maintain member data or lose member data.
     Because of the large amount of data that we collect and manage from our members and other third parties and the increasing use of technology in our programs, it is possible that hardware failures or errors in our processes or systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our members regard as significant. Furthermore, our ability to collect and report data may be interrupted or limited by a number of factors, including the failure of our network, software systems, or business intelligence tools, security breaches, or the terms of our members’ contracts with their third party suppliers. In addition, computer viruses may harm our systems, causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store, supply, utilize, and report information, our reputation could be harmed and we could lose members.
Factors, including those beyond our control, could cause interruptions in our operations and may adversely affect our reputation in the marketplace and our financial condition and results of operations.
     The timely development, implementation, and continuous and uninterrupted performance of our business intelligence tools, hardware, network, applications, the internet, and other systems, including those which may be provided by third parties, are important facets in our delivery of products and services to our members. Our ability to protect these processes and systems against unexpected adverse events is a key factor in continuing to offer our members our full complement of products and services on time in an uninterrupted manner. System failures that interrupt our ability to develop or provide our products and services could affect our members’ perception of the value of our products and services. Delays or interruptions in the delivery of our products and services could result from unknown data, software, or hardware defects, insufficient capacity, or the failure of our website hosting and telecommunications vendors to provide continuous and uninterrupted service. We also depend on third party vendors to provide members with access to certain of our products and services. Our operations are vulnerable to interruption from a variety of sources, many of which are not within our control, such as (1) power loss and telecommunications failures, (2) software and hardware errors, failures, defects or crashes, (3) computer viruses and similar disruptive problems, (4) fire, flood, and other natural disasters, (5) attacks on our network or damage to our business intelligence tools, software, and systems carried out by hackers or internet criminals, and (6) performance of third party vendors. Any significant interruptions in our products and services could damage our reputation and have a negative impact on our financial condition and results of operations.
Our business could be harmed if we are no longer able to license and integrate third party technologies.
     We depend upon licenses from third party vendors for some of the technology and data used in our business intelligence tools, and for some of the technology platforms upon which these tools operate. We also use third party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual agreement and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay our ability to provide services until alternative technology can be identified, licensed and integrated, which may harm our financial condition and results of operations. Some of our third party licenses are non-exclusive, and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us.
     Our use of third party technologies exposes us to increased risks, including risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology, and our inability to generate revenue from licensed technology sufficient to offset associated procurement and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.
Potential liability claims may adversely affect our business.
     Our services, which involve recommendations and advice to organizations regarding complex business and operational processes, regulatory and compliance issues, and labor practices, may give rise to liability claims by our members or by third parties who bring claims against our members. Health care and education organizations often are the subject of regulatory scrutiny and litigation, and we cannot assure that we would not also be the subject of such litigation based on our advice and services. Any such litigation, whether or not resulting in a judgment against us, may adversely affect our reputation and could have a material adverse effect on our financial condition and results of operations. We cannot assure that we would have adequate insurance coverage for claims against us or that our insurance will cover all types of claims.
If the protection of our intellectual property is inadequate, our competitors may gain access to our intellectual property and we may lose our competitive advantage.
     Our success as a company depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights, and trademarks, as well as customary contractual protections with employees, contractors, members, and partners. The steps we have taken to protect our intellectual property rights may not be adequate to deter misappropriation of our rights and may not be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If unauthorized uses of our proprietary products and services were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure that we would prevail in any such litigation. Our financial condition and results of operations could be impacted negatively if we lose our competitive advantage because others were able to use our intellectual property.
If we are alleged to have infringed on the proprietary rights of third parties, we could incur unanticipated costs and be prevented from providing our products and services.
     While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, infringement claims may be asserted against us in the future, and those claims may be successful. Any intellectual property rights claim against us or our members, with or without merit, could be expensive to litigate, cause us to incur substantial costs, and divert management resources and attention in defending the claim. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, licenses for any intellectual property of third parties that might be required for our products or services may become unavailable on commercially reasonable terms, or at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.
Unauthorized disclosure or a breach of our security could subject us to liability, and members could be deterred from using our services.
     Our business relies on technology, including the internet, to transmit and store confidential information. Unauthorized disclosure of confidential information provided to us by our members or third parties, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were a disclosure of confidential information, or if a third party were to gain unauthorized access to the confidential information we possess, our operations could be seriously disrupted, our reputation could be harmed and we could be subject to claims pursuant to our agreements with our members or other liabilities. In addition, if this were to occur, we may also be subject to regulatory action. We devote significant financial and other resources to protect against security breaches. Any unauthorized disclosure of the information we collect or breach of our security could harm our business.
Our information services and data suppliers might restrict our use of or refuse to license content and data, which could lead to our inability to provide certain products or services.

     A portion of the data that we use is purchased or licensed from third parties for use in connection with products and services we provide. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, in the future, data providers could withdraw their data from us if there is a competitive reason to do so, or if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. If data providers were to withdraw their data, our ability to provide products and services to our members could be materially adversely impacted.
Lack of detailed written contracts could impair our ability to recognize revenue for services performed, collect fees, protect our intellectual property, and protect ourselves from liability to others.
     Consistent with what we believe to be industry practice, we sometimes provide services to members on the basis of a limited statement of work or verbal agreements before finalizing or in lieu of a more detailed written contract. Revenue is not recognized on a project prior to receiving a signed contract. To the extent that we fail to have sufficiently detailed written contracts in place, our ability to collect fees, protect our intellectual property, and protect ourselves from liability to others may be impaired.
We may be exposed to loss of revenue resulting from our unconditional service guarantee.
     We offer an unconditional service guarantee in many of our membership programs. At any time, a member who has a guarantee may request a refund of its membership fee. Refunds are provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could lower revenue and have a material adverse effect on our financial condition and results of operations.
Any significant increase in bad debt in excess of recorded estimates would have a negative impact on our business, financial condition, and results of operations.
     Our operations may incur unexpected losses from unforeseen exposures to member credit risk degradation. We initially evaluate the collectability of our accounts receivable based on a number of factors, including a specific member’s ability to meet its financial obligations to us, the length of time the receivables are past due, and historical collections experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from members. If circumstances related to specific members change as a result of the current economic climate or otherwise, such as a limited ability to meet financial obligations due to bankruptcy, or if conditions deteriorate such that our past collection experience is no longer relevant, the amount of accounts receivable that we are able to collect may be less than our previous estimates as we experience bad debt in excess of reserves previously recorded.
We may pursue acquisition opportunities, which could subject us to considerable business and financial risk.
     We evaluate on an ongoing basis potential acquisitions of complementary businesses and may from time to time pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths, and weaknesses of these opportunities, or consummating acquisitions on acceptable terms. We anticipate that we may finance acquisitions through cash provided by operating activities. Future acquisitions may result in potentially dilutive issuances of equity securities. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:
•	diverting management’s attention;

•	incurring additional indebtedness and assuming liabilities, known and unknown, including liabilities relating to the use of intellectual property we acquire;

•	incurring significant additional capital expenditures, transaction, and operating expenses, and non-recurring acquisition-related charges;

•	experiencing an adverse impact on our earnings from the amortization or impairment of acquired goodwill and other intangible assets;

•	failing to successfully integrate the operations and personnel of the acquired businesses;

•	entering new markets or marketing new products with which we are not entirely familiar; and

•	failing to retain key personnel of, vendors to, and clients of the acquired businesses.
     If we are unable to address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications, or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than on our primary product and service offerings.
We may not be able to fully realize our deferred tax asset.
     For tax purposes, we have deferred income taxes consisting primarily of net operating loss carry forwards and federal and state income tax carry forwards. If our future taxable income is less than what we believe it will be, we may not be able to fully realize our deferred tax asset. In estimating future tax consequences, we do not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of our status as a Qualified High Technology Company (“QHTC”) on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted that have an impact on our deferred income taxes.
The market price of our common stock may be volatile.
     There has been significant volatility in the market price and trading volume of equity securities, which can be unrelated or disproportionate to the financial performance of the companies issuing the securities. These broad market fluctuations may have a particular negative impact on the market price of our common stock in light of our relatively low average daily trading volume and number of large stockholders. The market price of our common stock could fluctuate significantly in response to the factors described above and other factors, many of which are beyond our control and do not necessarily reflect our financial condition or operating results, including:
•	actual or anticipated changes in our growth rates or financial performance, or those of our competitors or of companies with similar business models;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC and announcements of new products or services by us or by our competitors or companies with similar business models;

•	legal and regulatory factors unrelated to our performance;

•	general economic, industry, and market conditions, particularly those conditions specific to the health care industry; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     Our headquarters is located on approximately 180,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes, insurance, and operating expenses. We also lease small office spaces in Portland, Oregon, Austin, Texas, and San Francisco, California. The Oregon lease expires in June 2011, the Texas lease in March 2010, and the California lease in November 2012. We believe that our facilities are adequate for our current needs and additional facilities are available for lease to meet any future needs.
Item 3. Legal Proceedings.
     From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted for a vote of our stockholders during the fourth quarter of fiscal 2009.

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

	High	Low
Fiscal Year Ended March 31, 2008:
First quarter	$57.08	$46.70
Second quarter	60.61	50.98
Third quarter	69.46	58.33
Fourth quarter	65.80	51.31
Fiscal Year Ended March 31, 2009:
First quarter	$54.78	$39.33
Second quarter	40.42	28.82
Third quarter	30.13	19.14
Fourth quarter	22.47	13.51
     As of June 1, 2009, there were 12 holders of record of our common stock and 15,559,094 shares of common stock outstanding.
     We have not declared or paid any cash dividend on our common stock since the closing of our initial public offering. We do not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by our Board of Directors and would depend upon, among other factors, our earnings, financial condition, and cash requirements.
Issuer Purchases of Equity Securities
     A summary of the share repurchase activity for the Company’s fourth quarter of fiscal 2009 follows:

			Total Number of	Total Number	Approximate
			Shares Purchased as	of Shares Purchased	Dollar Value of
			Part of Publicly	as Part of a	Shares That May
	Total Number of	Average Price	Announced Plans or	Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs	Announced Plan (1)	Under The Plan
January 1 to January 31, 2009	196,351	$18.63	196,351	7,108,948	$47,306,767
February 1 to February 28, 2009	76,614	$17.53	76,614	7,185,562	$45,963,829
March 1 to March 31, 2009	—	$—	—	7,185,562	$45,963,829

Total	272,965	$18.32	272,965

(1)	In January 2004, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock, which authorization was increased in amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, and to $350 million in April 2008. All repurchases were made in the open market. No minimum number of shares has been fixed and the share repurchase authorization has no expiration date.
Item 6. Selected Financial Data.
     The following table sets forth selected financial and operating data. The selected financial data presented below as of March 31, 2005, 2006, 2007, 2008, and 2009 and for the five fiscal years in the period ended March 31, 2009 have been derived from our financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year Ended March 31,
	2005	2006	2007	2008	2009
	(In thousands except per share amounts)
Statements of Income Data:
Revenue	$141,649	$165,049	$189,843	$218,971	$230,360

Costs and expenses:
Cost of services (1) (2)	58,904	70,959	90,129	102,291	116,556
Member relations and marketing (1) (2)	28,563	33,667	40,204	45,890	52,292
General and administrative (1) (2)	16,452	16,135	22,815	25,269	26,725
Depreciation and amortization	1,820	1,550	2,070	3,589	5,647

Total costs and expenses	105,739	122,311	155,218	177,039	201,220

Income from operations	35,910	42,738	34,625	41,932	29,140
Other income, net	3,971	5,770	6,819	6,142	2,445

Income before income taxes	39,881	48,508	41,444	48,074	31,585
Provision for income taxes (3)	(16,534)	(22,866)	(14,049)	(16,012)	(10,117)

Net income	$23,347	$25,642	$27,395	$32,062	$21,468

Earnings per share:
Net income per share — basic	$1.32	$1.35	$1.46	$1.78	$1.31
Net income per share — diluted	$1.22	$1.29	$1.41	$1.72	$1.30
Weighted average number of shares outstanding:
Basic	17,738	18,979	18,714	17,999	16,441
Diluted	19,161	19,902	19,448	18,635	16,560

	Year Ended March 31,
	2007	2008	2009
	(In thousands except per share amounts)
Stock-based compensation expense included in Statement of Income: (1)
Costs and expenses:
Cost of services (2)	$4,167	$4,558	$4,273
Member relations and marketing (2)	2,753	2,599	2,436
General and administrative (2)	5,080	5,406	5,738

Total costs and expenses	12,000	12,563	12,447

Income from operations	(12,000)	(12,563)	(12,447)

Net income	$(7,932)	$(8,380)	$(8,464)

Impact on earnings per share:
Net income per share — diluted	$(0.41)	$(0.45)	$(0.51)

	March 31,
	2005	2006	2007	2008	2009
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$27,867	$21,678	$13,195	$17,907	$23,746
Marketable securities	125,047	146,822	146,168	132,158	70,103
Working capital (deficit)	(24,421)	(33,703)	(35,018)	(47,371)	(36,640)
Total assets	244,080	270,859	286,174	305,114	316,258
Deferred revenue	81,203	99,269	116,994	144,147	170,478
Total stockholders’ equity	145,314	147,165	138,464	122,529	98,899

	March 31,
	2005	2006	2007	2008	2009
	(unaudited)
Other Operating Data:
Membership programs offered	25	29	32	37	41
Total members	2,572	2,595	2,662	2,761	2,817
Member institution renewal rate (4)	92%	90%	89%	90%	88%
Contract value (in thousands) (5)	$146,137	$170,510	$200,094	$230,806	$230,769
Contract value per member (6)	$56,819	$65,707	$75,167	$83,595	$81,920

(1)	The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123(R)”), on April 1, 2006. We recognized stock-based compensation expense in the statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plans according to FAS 123(R), for the years ended March 31, 2007, 2008, and 2009. See table above for stock-based compensation expense included in statements of income line items.

(2)	We recognized approximately $1.3 million, $0.3 million, $0.4 million, $0.5 million, and $0.1 million in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that our employees recognized upon the exercise of common stock options in the fiscal years ended March 31, 2005, 2006, 2007, 2008, and 2009, respectively, that are not included in the stock-based compensation amounts separately disclosed above. We have recorded such expenses in the same expense line items as other compensation paid to the relevant categories of employees as follows: Cost of services, $0.6 million, $0.1 million, $0.1 million, $0.2 million, and $0; Member relations and marketing, $0.2 million, $0.1 million, $0.1 million, $0.1 million, and $0; and General and administrative, $0.5 million, $0.1 million, $0.2 million, $0.2 million, and $0.1 million in the fiscal years ended March 31, 2005, 2006, 2007, 2008, and 2009, respectively.

(3)	The provision for income taxes in the fiscal year ended March 31, 2006 includes the effect of a non-recurring, non-cash income tax charge to earnings of $6.7 million to recognize the decrease in tax rates used to value our deferred tax assets associated with our certification as a QHTC in Washington, D.C.

(4)	The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions, or different affiliations of members that result in changes of control over individual institutions.

(5)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

(6)	Total contract value divided by the number of members.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We provide best practices research, analysis, executive education and leadership development, business intelligence tools, and installation support through discrete membership programs to approximately 2,800 organizations, including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and universities and other education institutions. Our program offerings focus on business strategy, operations, and general management issues. Best practices research identifies, analyzes, and describes specific management initiatives, strategies, and processes that produce the best results in solving common problems or challenges. Members of each program typically are charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence tools.
     Our membership business model allows us to focus on a broad set of issues relevant to our member organizations, while promoting frequent use of our programs and services by our members. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued annual price increases, and continued new program launches. Our member institution renewal rate in each of the past three years was 88%, 90%, and 89% for fiscal years ended March 31, 2009, 2008, and 2007, respectively. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 5.2% in fiscal 2009 over fiscal 2008 and grew 15.3% in fiscal 2008 over fiscal 2007. Our contract value remained constant at March 31, 2009 when compared to March 31, 2008 and increased by 15.3% at March 31, 2008 over March 31, 2007. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 33 of our programs are renewable at the end of their membership contract term. Our other eight best practices programs provide installation support. These installation support program memberships help participants accelerate the adoption of best practices profiled in our research studies, and are therefore not individually renewable. As of March 31, 2009, approximately 90% of our contract value was renewable.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development, and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment and includes amortization of costs associated with the development of business intelligence software and tools that are offered as part of certain of our membership programs, as well as the amortization of acquired developed technology. Included in our operating costs for each year presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.
Results of Operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated and a second table shows the stock-based compensation expense included in the statements of income data expressed as a percentage of revenue for the periods indicated.

	Year Ended March 31,
	2007	2008	2009
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	47.5	46.7	50.6
Member relations and marketing	21.2	21.0	22.7
General and administrative	12.0	11.5	11.6
Depreciation and amortization	1.1	1.6	2.5

Total costs and expenses	81.8	80.9	87.4

Income from operations	18.2	19.1	12.6
Other income, net	3.6	2.8	1.1

Income before provision for income taxes	21.8	22.0	13.7
Provision for income taxes	(7.4)	(7.3)	(4.4)

Net income	14.4%	14.6%	9.3%

	Year Ended March 31,
	2007	2008	2009
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	2.2%	2.1%	1.9%
Member relations and marketing	1.5	1.2	1.1
General and administrative	2.7	2.5	2.5
Depreciation	0.0	0.0	0.0

Total costs and expenses	6.3	5.7	5.5

Net income	(4.2)%	(3.8%)	(3.7%)

Fiscal years ended March 31, 2007, 2008, and 2009
     Overview. Net Income increased 17.0% from $27.4 million in fiscal 2007 to $32.1 million in fiscal 2008 and decreased 33.0% to $21.5 million in fiscal 2009. The increase in net income during fiscal 2008 was primarily due to profitable growth as revenue for the period increased more than 15%, compared to expense increases of 14%, allowing us to leverage our existing costs over our expanding membership base and to invest in new program launches. The decrease in net income during fiscal 2009 was primarily due to lower revenue growth of 5%, compared to expense growth of 14% due to increases in costs to serve members, costs associated with the launch of new programs, and an increase in the number of new sales teams. We successfully introduced three, five, and four new membership programs in fiscal 2007, 2008, and 2009, respectively.
     Revenue. Total revenue increased 15.3% from $189.8 million in fiscal 2007 to $219.0 million in fiscal 2008, and increased 5.2% to $230.4 million in fiscal 2009. Our contract value increased 15.3% from $200.1 million for the fiscal year ended March 31, 2007 to $230.8 million for the fiscal year ended March 31, 2008, and remained constant at $230.8 for the fiscal year ended March 31, 2009.
     The increases in revenue and contract value over each of the fiscal years were primarily due to cross-selling existing programs to existing members, the introduction and expansion of new programs, price increase, and, to a lesser degree, the addition of new member organizations. During fiscal 2009 we experienced lower sales conversion rates when compared to prior years due to the economic downturn, which contributed to our lower growth rates for revenue and contract value.

     We offered 32 membership programs as of March 31, 2007, 37 as of March 31, 2008, and 41 as of March 31, 2009. Our membership base consisted of 2,662 member institutions as of March 31, 2007, 2,761 member institutions as of March 31, 2008, and 2,817 member institutions as of March 31, 2009. Our average contract value per member was $75,167 for fiscal 2007, compared to $83,595 for fiscal 2008 and $81,920 for fiscal 2009.
     Cost of services. Cost of services increased 13.5% from $90.1 million in fiscal 2007 to $102.3 million in fiscal 2008, and increased 14.0% to $116.6 million in fiscal 2009. The total dollar increases in cost of services over each of the fiscal years were primarily due to increased personnel, travel, meetings, and deliverable costs from the introduction and expansion of new programs and costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing and other costs. In addition, in fiscal year 2009, we incurred additional costs from the integration of Crimson Software, Inc. (“Crimson”) into our operations, as well as increased contractor costs and licensing fees related to certain of our programs that include business intelligence tools. Stock-based compensation expense included in cost of services was $4.2 million in fiscal 2007, $4.6 million in fiscal 2008, and $4.3 million in fiscal 2009.
     As a percentage of revenue, cost of services was 47.5% for fiscal 2007, 46.7% for fiscal 2008, and 50.6% for fiscal 2009. Cost of services decreased as a percentage of revenue for fiscal 2008 as compared to fiscal 2007 primarily due to a shift in timing of new product staffing costs between the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007 resulting from the earlier launch of new programs. The increase in cost of services as a percentage of revenue for fiscal 2009 as compared to fiscal 2008 was due to the factors listed in the paragraph above, as well as the impact of slower revenue growth on our fixed cost structure. We expect cost of services as a percentage of revenue to fluctuate from period to period, depending on the number of members in our largely fixed cost programs, investments in new programs and services, and the number of new programs launched as up-front costs are expensed when incurred compared to revenue, which is spread over the membership period. Stock-based compensation expense included in cost of services was 2.2% of revenue, 2.1% of revenue, and 1.9% of revenue for fiscal 2007, 2008, and 2009, respectively.
     Member relations and marketing. Member relations and marketing expense increased 14.1% from $40.2 million in fiscal 2007 to $45.9 million in fiscal 2008, and increased 14.0% to $52.3 million in fiscal 2009. The total dollar increases in member relations and marketing expense over each of the fiscal years were due to an increase in sales staff and related travel and other associated costs, as we had 95, 109, and 111 new business development teams as of March 31, 2007, 2008, and 2009, respectively, as well as an increase in member relations personnel and related costs required to serve the expanding membership base. As a percentage of revenue, member relations and marketing expense in fiscal 2007, 2008, and 2009 was 21.2%, 21.0%, and 22.7%, respectively. The increase in member relations and marketing as a percentage of revenue in fiscal 2009 was due to the factors listed above, as well as the impact of slower revenue growth. Stock-based compensation expense included in member relations and marketing was $2.8 million, or 1.5% of revenue, $2.6 million, or 1.2% of revenue, and $2.4 million or 1.1% of revenue for fiscal 2007, 2008, and 2009, respectively.
     General and administrative. General and administrative expense increased from $22.8 million in fiscal 2007 to $25.3 million in fiscal 2008, and to $26.7 million in fiscal 2009. As a percentage of revenue, general and administrative expense in fiscal 2007, 2008, and 2009 was 12.0%, 11.5%, and 11.6%, respectively. Stock-based compensation expense included in general and administrative expense was $5.1 million, or 2.7% of revenue, $5.4 million, or 2.5% of revenue, and $5.7 million, or 2.5% of revenue, for fiscal 2007, 2008, and 2009, respectively. In addition to stock-based compensation expense, the increases in general and administrative expense for each of the fiscal years were primarily due to increased staffing in our recruiting, benefits, and training departments required to support our overall headcount growth. General and administrative expenses increased at a lower rate than revenue between fiscal 2007 and 2008 as we were able to leverage these expenses over a larger revenue base. General and administrative expense increased at the same rate as revenue between fiscal 2008 and fiscal 2009.
     Depreciation and amortization. Depreciation expense increased from $2.1 million, or 1.1% of revenue, in fiscal 2007, to $3.6 million, or 1.6% of revenue, in fiscal 2008, and increased to $5.6 million, or 2.5% of revenue, in fiscal 2009. The increases for each of the fiscal years were primarily due to increased amortization expense from developed capitalized internal-use software tools, including acquired developed technology associated with the acquisition of Crimson, and depreciation expense related to the expansion of additional floors in our headquarters facility under the terms of our lease agreement.
     Other income, net. Other income, net consisted solely of interest income for fiscal 2007 and 2008, and consisted of interest income and loss on foreign exchange rates in fiscal 2009. Other income, net decreased from $6.8 million in fiscal 2007 to $6.1 million in fiscal 2008, and to $3.5 million in fiscal 2009. Other income, net decreased during each of the fiscal years due to increased utilization of our share repurchase program and lower interest rates, and in fiscal 2009, the acquisition of Crimson, which resulted in lower cash, cash equivalents, and marketable securities balances. During fiscal 2009, we recognized a foreign exchange loss of $1.1 million due to effect of the strengthening U.S dollar on our receivable balances from international members at March 31, 2009. The effect of the movement in foreign exchange rates on our income statement was immaterial during fiscal years 2007 and 2008.
     Provision for income taxes. Our provision for income taxes was $14.0 million, $16.0 million, and $10.1 million in fiscal years 2007, 2008, and 2009, respectively. Our effective tax rate in fiscal 2007, 2008, and 2009 was 33.9%, 33.3%, and 32.0%, respectively. Our effective tax rate decreased in fiscal 2008 due to a reduction in non-deductible stock-based compensation expense related to incentive stock option exercises and other permanent differences, and decreased in fiscal 2009 due to the positive effect on our effective tax rate of certain Washington, D.C. income tax credits, for which we qualify under the New E-conomy Transformation Act of 2000 (the “Act”), as our net income has decreased.
     Stock-based Compensation Expense. We recognized the following FAS 123(R) stock-based compensation expense in the consolidated statements of income line items for stock options and RSUs issued under our stock incentive plans and for shares issued under our employee stock purchase plan for the years ending March 31, 2007, 2008, and 2009 (in thousands except per share amounts):

	Year Ended March 31,
	2007	2008	2009
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$4,167	$4,558	$4,273
Member relations and marketing	2,753	2,599	2,436
General and administrative	5,080	5,406	5,738
Depreciation and amortization	—	—	—

Total costs and expenses	12,000	12,563	12,447

Income from operations	(12,000)	(12,563)	(12,447)

Net income	$(7,933)	$(8,380)	$(8,464)

Impact on diluted earnings per share	$(0.41)	$(0.45)	$(0.51)

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Year Ended March 31,
	2007	2008	2009
Stock-based compensation by award type:
Stock options	$10,155	$8,933	$7,209
Restricted stock units	1,768	3,552	5,179
Employee stock purchase rights	77	78	59

Total stock-based compensation	$12,000	$12,563	$12,447

     As of March 31, 2009, $17.2 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.6 years.
Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during the next 12 months. We had cash, cash equivalents, and marketable securities balances of $150.1 million and $93.8 million at March 31, 2008 and 2009, respectively. We repurchased $86.5 million and $61.5 million shares of our common stock through our share repurchase program during the years ended March 31, 2008 and 2009, respectively. We have no long-term indebtedness.
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Net cash flows provided by operating activities were $50.2 million in fiscal 2007, $60.3 million in fiscal 2008, and $39.7 million in fiscal 2009. The increase in net cash flows provided by operating activities in Fiscal 2008 was primarily due to the increase in net income during the same period. The decrease in net cash flows provided by operating activities in fiscal 2009 was primarily due to the decrease in net income during the same period.
     Cash flows from investing activities. The Company’s cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $9.1 million in fiscal 2007. Net cash flows provided by investing activities were $7.7 million and $27.4 million in fiscal 2008 and 2009, respectively.
     In fiscal 2007, investing activities used $9.1 million of cash, primarily from $10.2 million of capital expenditures, which included $2.2 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $6.5 million of capitalized development costs related to our newer research programs that include web-based business intelligence tools. Investing activities also included our final payment made for the acquisition of OptiLink of $0.9 million. These activities were partially offset by $2.0 million in net proceeds on the redemption of marketable securities.
     In fiscal 2008, investing activities provided $7.7 million in cash, primarily from the net proceeds on the redemption of marketable securities of $17.2 million, which was primarily used to fund our share repurchase program. This amount was partially offset by capital expenditures of $9.6 million, which included $1.9 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $5.9 million of capitalized software development costs related to our newer research programs that include web-based business intelligence tools.
     In fiscal 2009, investing activities provided $27.4 million in cash, primarily from the net proceeds on the redemption of marketable securities of $61.0 million, which was primarily used to fund our share repurchase program and our acquisition of Crimson for $18.6 million. This amount and was partially offset by capital expenditures of $15.0 million, which included $3.8 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $9.7 million of capitalized software development costs related to our newer research programs that include web-based business intelligence tools.
     Cash flows from financing activities. We used net cash flows in financing activities of $49.6 million, $63.3 million, and $61.3 million in fiscal 2007, 2008, and 2009, respectively. In fiscal 2007, 2008, and 2009, we received approximately $9.9 million, $17.6 million, and $0.4 million, respectively, from the exercise of stock options. Also in fiscal 2007, 2008, and 2009, we received approximately $0.4 million, $0.4 million, and $0.3 million, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. We repurchased 1,274,770, 1,536,095, and 2,051,225 shares of our common stock at a total cost of approximately $66.9 million, $86.5 million, and $61.5 million in fiscal 2007, 2008, and 2009, respectively, pursuant to our share repurchase program. Also in fiscal years 2008 and 2009, we had $0.8 million and $0.8 million in shares, respectively, withheld to satisfy minimum employee tax withholding for vested restricted stock units.
     Contractual obligations. In November 2006, we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each of our fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at our request by up to an additional $10 million per year up to $50 million in the aggregate. There have been no borrowings under the credit facility.
     The following summarizes our contractual obligations at March 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. These obligations relate primarily to our headquarters and other offices leases, which are more fully described in Note 13 to the consolidated financial statements, and payments related to our acquisition of Crimson, which are more fully described in Note 5 to the consolidated financial statements.

	Payments due by Period
	(in thousands)
	Total	<1 Year	1-3 Yrs	4-5 Yrs	>5 Yrs
Non-cancelable operating leases	$57,157	$6,230	$17,638	$10,870	$22,419
Milestone payments relating to acquisition of Crimson (1)	800	800	—	—	—

(1)	In connection with the acquisition of Crimson, we are required to pay up to $3.4 million of additional cash payments that will become due and payable if certain milestones are met over the evaluation period beginning at the acquisition date through March 31, 2010. The Company paid $2.3 million in cash for achievement of some of these milestones in the fiscal year ended March 31, 2009. As of March 31, 2009, the estimated remaining balance of these cash payments was approximately $0.8 million.
Off-Balance Sheet Arrangements
     At March 31, 2009, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Share Repurchase

     In January 2004, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock, which authorization was increased in amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, and to $350 million in April 2008. All repurchases to date have been made in the open market. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. The Company intends to fund the share repurchases with cash on hand and with cash generated from operations. At March 31, 2009, the remaining authorized repurchase amount was $46.0 million.
Exercise of Stock Options and Purchases Under our Employee Stock Purchase Plan
     Options granted to participants under our stock-based incentive compensation plans that were exercised to acquire shares in fiscal 2007, 2008, and 2009 generated cash of approximately $9.9 million, $17.6 million, and $0.4 million, respectively, from payment of option exercise prices. In addition, in fiscal 2007, 2008, and 2009 we generated cash of approximately $0.4 million, $0.4 million, and $0.3 million, respectively, in discounted stock purchases from participants under our employee stock purchase plan.
     We recognized approximately $0.4 million, $0.5 million, and $0.1 million in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options and restricted stock units in fiscal 2007, 2008, and 2009, respectively. We also incurred additional compensation deductions for tax reporting purposes, but not for financial reporting purposes, that increased the deferred tax asset to reflect allowable tax deductions. These tax deductions will be realized in the determination of our income tax liability and therefore reduce our future income tax payments. In connection with these transactions, our deferred tax asset increased by approximately $6.9 million, $5.9 million, and $0.3 million in fiscal 2007, 2008, and 2009, respectively. Although the provision for income taxes for financial reporting purposes did not change, our actual cash payments will be reduced as the deferred tax asset is utilized.
Summary of Critical Accounting Policies
     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Certain of our accounting policies are particularly important to the presentation of our financial condition and results of operations and may require the application of significant judgment by our management. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 3 to our consolidated financial statements. Our critical accounting policies are:
Revenue recognition
     In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member, and fees receivable during the subsequent twelve month period and related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain fees are billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.
     Revenue from renewable memberships and best practices installation support memberships is recognized ratably over the term of the related subscription agreement. Certain membership programs incorporate robust hosted business intelligence tools. In many of these agreements, members are charged set up fees in addition to subscription fees for access to the hosted web-based business intelligence tools and related membership services. Both set up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally one to three years. Upon launch of a new program that incorporates a robust business intelligence tool, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement. One of our programs includes delivered software tools together with implementation services, technical support, and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized in conformity with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type contracts, as services are performed using project hours as the basis to measure progress towards completion. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
Allowance for uncollectible revenue
     The Company’s ability to collect outstanding receivables from its members has an effect on the Company’s operating performance and cash flows. The Company records an allowance for uncollectible revenue as a reduction of revenue based on its ongoing monitoring of members’ credit and the aging of receivables. To determine the allowance for uncollectible revenue, the Company examines its collections history, the age of accounts receivable in question, any specific member collection issues that have been identified, general market conditions, and current economic trends.
Capitalized internal software development costs
     Hosted software (internal use). In certain membership programs, the Company provides business intelligence software tools under a hosting arrangement where the software application resides on the Company’s or its service providers’ hardware. The customers do not take delivery of the software and only receive access to the business intelligence tools during the term of their membership agreement. In accordance with EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the development costs of this software are accounted for in accordance with SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation.
     Delivered software. One of our membership programs includes delivered software tools. The associated capitalized software asset is accounted for in accordance with FAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We capitalize consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. We determine technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. Once the software product is ready for general availability, we cease capitalizing costs and begin amortizing the intangible asset on a straight-line basis over its estimated useful life.
Goodwill and other intangible assets
     The Company’s goodwill and other intangible assets have been accounted for under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Accordingly, upon completion of an acquisition, the purchase price is allocated to the intangibles which are separately identifiable from goodwill based on the assets’ fair value. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. FAS 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are amortized over their estimated useful lives.
Recovery of long-lived assets (excluding goodwill)
     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (“FAS 144”), which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss, if any, is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired.
Deferred incentive compensation and other charges
     Direct incentive compensation to our employees related to the negotiation of new and renewal memberships, license fees to third party vendors for tools, data, and software incorporated in specific memberships that include business intelligence tools, and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.
Deferred tax asset recoverability
     We have deferred income taxes consisting primarily of timing differences and federal and state income tax credits. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes. FAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of the QHTC status on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities, if any, when and if new tax laws or rates are enacted.
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109 (“FIN 48”) on April 1, 2007. The impact of adoption was not material. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the provision for income taxes. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase within the next 12 months.
Stock-based compensation
     We account for stock-based compensation in accordance with FAS 123(R) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date of the stock-based awards based on their fair values, and is recognized as an expense in the consolidated statements of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by us beginning April 1, 2006 included: (a) compensation cost for all stock-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all stock-based payments granted prior to, but that were unvested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), adjusted for estimated forfeitures. Results for prior periods have not been restated.
     Under the provisions of FAS 123(R), the Company calculates the grant date estimated fair value of stock options using a Black-Scholes valuation model. Determining the estimated fair value of stock-based awards is subjective in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares, and forfeiture rates of the awards. FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of March 31, 2009, our marketable securities consisted of $3.6 million in tax-exempt notes and bonds issued by the District of Columbia, $36.3 million in tax-exempt notes and bonds issued by various states, and $30.2 million in U.S. government agency securities. The weighted-average maturity on all our marketable securities as of March 31, 2009 was approximately 4.1 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.
     With respect to recent global economic events, there is an unprecedented uncertainty in the financial markets, which could bring potential liquidity risks to the Company. Such risks could include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. The Company does not believe that the value or liquidity of its cash, cash equivalents, and marketable securities, as described above, have been significantly impacted by the recent credit crisis. In addition, the credit worthiness of our members is constantly monitored by the Company and we believe that our current group of members are sound and represent no abnormal business risk.
     Foreign currency risk. Although it represents less than 3% of our revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies. As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by the Company. In 2008 and 2009, we recorded foreign currency exchange losses of zero and $1.1 million, respectively, which is included in Other income, net in the consolidated statements of income.

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
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2009.
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

/s/ Robert W. Musslewhite
Robert W. Musslewhite
Chief Executive Officer and Director
June 12, 2009

/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer
June 12, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
We have audited The Advisory Board Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Advisory Board Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Advisory Board Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2008 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2009, and our report dated June 12, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
June 12, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2008 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule of the Company for the years ended March 31, 2007, 2008, and 2009 as listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries at March 31, 2008 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Advisory Board Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
June 12, 2009

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$17,907	$23,746
Marketable securities	8,085	8,385
Membership fees receivable, net	81,538	116,739
Prepaid expenses and other current assets	3,860	5,113
Deferred income taxes, net	12,730	3,083

Total current assets	124,120	157,066
Property and equipment, net	22,897	34,156
Intangible assets, net	1,248	4,463
Goodwill	5,426	24,563
Deferred incentive compensation and other charges	22,208	26,737
Deferred income taxes, net of current portion	5,142	7,555
Marketable securities	124,073	61,718

Total assets	$305,114	$316,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$134,465	$150,609
Accounts payable and accrued liabilities	26,994	35,777
Accrued incentive compensation	10,032	7,320

Total current liabilities	171,491	193,706
Long-term deferred revenue	9,682	19,869
Other long-term liabilities	1,412	3,784

Total liabilities	182,585	217,359

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 21,527,933 and 21,744,456 shares issued as of March 31, 2008 and 2009, respectively, and 17,393,626 and 15,558,894 shares outstanding as of March 31, 2008 and 2009, respectively	215	217
Additional paid-in capital	217,170	233,794
Retained earnings	113,024	134,492
Accumulated elements of other comprehensive income	1,540	1,307
Treasury stock, at cost 4,134,307 and 6,185,562 shares at March 31, 2008 and 2009, respectively	(209,420)	(270,911)

Total stockholders’ equity	122,529	98,899

Total liabilities and stockholders’ equity	$305,114	$316,258

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended March 31,
	2007	2008	2009
Revenue	$189,843	$218,971	$230,360

Costs and expenses:
Cost of services	90,129	102,291	116,556
Member relations and marketing	40,204	45,890	52,292
General and administrative	22,815	25,269	26,725
Depreciation and amortization	2,070	3,589	5,647

Income from operations	34,625	41,932	29,140
Other income, net	6,819	6,142	2,445

Income before provision for income taxes	41,444	48,074	31,585
Provision for income taxes	(14,049)	(16,012)	(10,117)

Net income	$27,395	$32,062	$21,468

Earnings per share:
Net income per share — basic	$1.46	$1.78	$1.31
Net income per share — diluted	$1.41	$1.72	$1.30
Weighted average number of shares outstanding:
Basic	18,714	17,999	16,441
Diluted	19,448	18,635	16,560
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
					Elements of
			Additional		Other			Annual
	Common Shares		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Stock	Amount	Capital	Earnings	Income (Loss)	Stock	Total	Income
Balance at March 31, 2006	18,932,262	203	$152,081	$53,567	$(2,618)	$(56,068)	$147,165	$24,297
Proceeds from exercise of stock options	560,071	5	9,920	—	—	—	9,925	—
Excess tax benefits from stock-based awards	—	—	6,937	—	—	—	6,937	—
Proceeds from issuance of common stock under employee stock purchase plan	10,163	—	442	—	—	—	442	—
Stock-based compensation expense	—	—	12,000	—	—	—	12,000	—
Purchases of treasury stock	(1,274,770)	—	—	—	—	(66,862)	(66,862)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of $787	—	—	—	—	1,462	—	1,462	1,462
Net income	—	—	—	27,395	—	—	27,395	27,395

Balance at March 31, 2007	18,227,726	208	181,380	80,962	(1,156)	(122,930)	138,464	28,857
Proceeds from exercise of stock options	650,991	7	17,637	—	—	—	17,644	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	42,018	—	(797)	—	—	—	(797)	—
Excess tax benefits from stock-based awards	—	—	5,940	—	—	—	5,940	—
Proceeds from issuance of common stock under employee stock purchase plan	8,986	—	447	—	—	—	447	—
Stock-based compensation expense	—	—	12,563	—	—	—	12,563	—
Purchases of treasury stock	(1,536,095)	—	—	—	—	(86,490)	(86,490)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of $1,452	—	—	—	—	2,696	—	2,696	2,696
Net income	—	—	—	32,062	—	—	32,062	32,062

Balance at March 31, 2008	17,393,626	215	217,170	113,024	1,540	(209,420)	122,529	34,758
Acquisition of Crimson Software, Inc.	102,984	1	4,724	—	—	—	4,725	—
Proceeds from exercise of stock options	18,625	—	420	—	—	—	420	—

					Accumulated
					Elements of
			Additional		Other			Annual
	Common Shares		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Stock	Amount	Capital	Earnings	Income (Loss)	Stock	Total	Income
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	80,070	1	(825)	—	—	—	(824)	—
Excess tax benefits from stock-based awards	—	—	(479)	—	—	—	(479)	—
Proceeds from issuance of common stock under employee stock purchase plan	14,844	—	337	—	—	—	337	—
Stock-based compensation expense	—	—	12,447	—	—	—	12,447	—
Purchases of treasury stock	(2,051,255)	—	—	—	—	(61,491)	(61,491)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($125)	—	—	—	—	(233)	—	(233)	(233)
Net income	—	—	—	21,468	—	—	21,468	21,468

Balance at March 31, 2009	15,558,894	217	$233,794	$134,492	$1,307	$(270,911)	$98,899	$21,235

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2007	2008	2009
Cash flows from operating activities:
Net income	$27,395	$32,062	$21,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,070	3,589	5,647
Amortization of intangible assets	200	253	980
Deferred income taxes	12,938	14,913	3,635
Excess tax benefits from stock-based awards	(6,937)	(5,940)	(291)
Stock-based compensation expense	12,000	12,563	12,447
Amortization of marketable securities premiums	938	957	681
Changes in operating assets and liabilities:
Membership fees receivable	(20,849)	(23,867)	(25,485)
Prepaid expenses and other current assets	(50)	(737)	(1,381)
Deferred incentive compensation and other charges	(2,402)	(8,351)	(4,529)
Deferred revenues	17,725	27,153	22,410
Accounts payable and accrued liabilities	4,174	8,273	4,449
Accrued incentive compensation	2,264	(576)	(2,712)
Other long-term liabilities	751	25	2,372

Net cash provided by operating activities	50,217	60,317	39,691

Cash flows from investing activities:
Purchases of property and equipment	(9,816)	(9,065)	(14,017)
Capitalized external use software development costs	(431)	(491)	(996)
Cash paid for acquisition, net of cash acquired	(895)	—	(18,592)
Redemptions of marketable securities	20,000	91,805	88,054
Purchases of marketable securities	(18,000)	(74,598)	(27,033)

Net cash (used in) / provided by investing activities	(9,142)	7,651	27,416

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	9,925	17,644	420
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	—	(797)	(825)
Proceeds from issuance of common stock under employee stock purchase plan	442	447	337
Excess tax benefits from stock-based awards	6,937	5,940	291
Purchases of treasury stock	(66,862)	(86,490)	(61,491)

Net cash used in financing activities	(49,558)	(63,256)	(61,268)

Net (decrease) / increase in cash and cash equivalents	(8,483)	4,712	5,839
Cash and cash equivalents, beginning of period	21,678	13,195	17,907

Cash and cash equivalents, end of period	$13,195	$17,907	$23,746

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$762	$1,480	$5,211
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description
     The Advisory Board Company and its subsidiaries (the “Company”) provide best practices research, analysis, executive education and leadership development, business intelligence tools, and installation support to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and universities and other education institutions through discrete programs. The Company’s program offerings focus on business strategy, operations, and general management issues. Best practices research identifies, analyzes, and describes specific management initiatives, strategies, processes that produce the best results in solving common problems or challenges. For a fixed fee, members of each program have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence tools.
Note 2. Basis of presentation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Note 3. Summary of significant accounting policies
Cash equivalents and marketable securities
     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. As of March 31, 2008 and 2009, the Company’s marketable securities consisted of U.S. government agency obligations and District of Columbia and other various state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of other comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities.
Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal software development costs, and acquired developed technology related to the purchase of Crimson Software, Inc. (“Crimson”) (see Note 5). Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership programs, the Company provides business intelligence software tools under a hosting arrangement where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and only receive access to the business intelligence tools during the term of their membership agreement. In accordance with EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the development costs of this software are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
     The acquired developed technology related to the Crimson acquisition is classified as property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in the depreciation and amortization line item of the Company’s consolidated statements of income. Acquired developed software is amortized over its estimated useful life of nine years based on the cash flow estimate used to determine the value of the intangible asset.

     Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.
Goodwill and other intangible assets
     The Company’s goodwill and other intangible assets have been accounted for under the provisions of FAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of FAS No. 144, Accounting for the Impairment of Long-Lived Assets (“FAS 144”). The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Goodwill is tested at least annually at March 31st for impairment and other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with FAS 144.
     Other intangible assets consist of capitalized software for sale and acquired intangibles. Capitalized software for sale is accounted for in accordance with FAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. The Company determines technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. Once the software product is ready for general availability, the Company ceases capitalizing costs and begin amortizing the intangible on a straight-line basis over its estimated useful life. The weighted-average estimated useful life of capitalized software is five years. Other intangible assets includes those assets that arise from business combinations consisting of developed technology and customer relationships that are amortized, on a straight-line basis, over three to ten years.
Recovery of long-lived assets (excluding goodwill)
     The Company accounts for long-lived assets in accordance with the provisions of FAS 144, which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired.
Revenue recognition
     In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member, and fees receivable during the subsequent twelve month period and related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain fees are billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.
     Revenue from renewable memberships and best practices installation support memberships is recognized ratably over the term of the related subscription agreement. Certain membership programs incorporate robust hosted business intelligence tools. In many of these agreements, members are charged set up fees in addition to subscription fees for access to the hosted web-based business intelligence tools and related membership services. Both set up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally one to three years. Upon launch of a new program that incorporates a robust business intelligence tool, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement. One of our programs includes delivered software tools together with implementation services, technical support, and related membership services. Revenue for these arrangements is recorded pursuant to the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. We separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized in conformity with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as services are performed using project hours as the basis to measure progress towards completion. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered.
Allowance for uncollectible revenue
     The Company’s ability to collect outstanding receivables from its members has an effect on the Company’s operating performance and cash flows. The Company records an allowance for uncollectible revenue as a reduction of revenue based on its ongoing monitoring of members’ credit and the aging of receivables. To determine the allowance for uncollectible revenue, the Company examines its collections history, the age of accounts receivable in question, any specific member collection issues that have been identified, general market conditions, and current economic trends.
Deferred incentive compensation and other charges
     Direct incentive compensation to our employees related to the negotiation of new and renewal memberships, license fees to third party vendors for tools, data and software incorporated in specific memberships that include business intelligence tools, and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.
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

	Year Ended March 31,
	2007	2008	2009
Basic weighted average common shares outstanding	18,714	17,999	16,441
Dilutive impact of stock options	719	584	94
Dilutive impact of restricted stock units	15	52	25

Diluted weighted average common shares outstanding	19,448	18,635	16,560

     The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Year Ended March 31,
	2007	2008	2009
Anti-dilutive weighted average common shares	650	854	2,920
Concentrations of risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and membership fees receivable. The Company maintains cash and cash equivalents and marketable securities with financial institutions. Marketable securities consist of U.S. government agency obligations and District of Columbia and other various state tax-exempt notes and bonds. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities. Any unrealized losses on marketable securities are determined not to be other-than-temporary because the Company has the ability and intent to hold the securities to maturity and not realize losses on them. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities comprising the Company’s membership base, and the Company establishes allowances for potential credit losses. No one member accounted for more than 2% of revenue for any period presented.
     For each of the fiscal years ended March 31, 2007, 2008, and 2009, the Company generated less than 3% of revenue from members outside the United States. The Company’s limited international operations subject the Company to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies. As a consequence, increases in the U.S. dollar against local currencies in countries where the Company has members would result in a foreign exchange loss recognized by the Company. During fiscal year 2009, the Company incurred a foreign exchange loss of $1.1 million. The foreign exchange loss amount was immaterial in fiscal years 2007 and 2008.
Other income, net
     Other income, net for the years ended March 31, 2007 and 2008 consists of interest income earned from the Company’s marketable securities. Other income, net for the year ended March 31, 2009 includes $3.5 million of interest income earned from the Company’s marketable securities, and $1.1 million of losses on foreign exchange rates.
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
Stock-based compensation
     The Company has several stock-based compensation plans which are described more fully in Note 12 to the consolidated financial statements. These plans provide for the granting of stock options and restricted stock units (“RSUs”) to employees and non-employee members of our Board of Directors. The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date of the stock-based awards based on their fair values, and is recognized as an expense in the consolidated statements of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by the Company beginning April 1, 2006 included: (a) compensation cost for all stock-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all stock-based payments granted prior to, but that were unvested as of, April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, Accounting for Stock-Based Compensation, adjusted for estimated forfeitures.
     Under the provisions of FAS 123(R), the Company calculates the grant date estimated fair value of stock options using a Black-Scholes valuation model. Determining the estimated fair value of stock-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares, and forfeiture rates of the awards. Prior to adopting FAS 123(R), the Company recognized forfeitures only as they occurred. FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant.

Use of estimates in preparation of consolidated financial statements
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These accounting principles require the Company to make certain estimates, judgments, and assumptions. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application, and there are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. For cases where the Company is required to make certain estimates, judgments, and assumptions, the Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected. The Company’s estimates, judgments, and assumptions may include: estimates of bad debt reserves, estimates to establish employee bonus and commission accruals, estimating useful lives of acquired or internally developed intangible assets, estimating the fair value of goodwill and intangibles and evaluating impairment, determining when investment impairments are other-than-temporary, estimates in stock-based compensation forfeiture rates, and estimating the potential outcome of future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
Recent accounting pronouncements
Recently adopted
     The Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), for financial assets and liabilities on April 1, 2008 and it did not have a material impact on our financial position or results of operations. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. FAS 157 does not introduce any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company will adopt FAS 157 for nonfinancial assets and liabilities on April 1, 2009. The Company does not expect that the impact of the adoption of the portion of the pronouncement over nonfinancial assets and liabilities will have a material effect on the Company’s financial position or results of operations.
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
Accounting pronouncements not yet adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”), which replaces FAS No. 141. FAS 141(R) retains the purchase method of accounting for acquisitions and requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting and changes in the recognition of assets acquired and liabilities assumed arising from contingencies. FAS 141(R) also requires the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. FAS 141(R) became effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company will also simultaneously adopt FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which gives additional guidance related to acquired intangible assets applied prospectively only to intangible assets acquired after the effective date. The Company expects that the application of the provisions of FAS 141(R) and FSP FAS 142-3 could be significant to the Company’s financial position and results of operations depending on the nature of business acquisitions.

Note 4. Fair value measurements
     The Company adopted FAS 157 for financial assets and liabilities on April 1, 2008. FAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. FAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.
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
     The Company’s population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

		Fair Value Measurements
	Fair Value	as of March 31, 2009
	as of March 31,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$23,746	$23,746	$—	$—
Available-for-sale marketable securities	70,103	70,103	—	—
Note 5. Crimson acquisition
     Effective April 30, 2008, the Company completed its acquisition of Crimson, whereby the Company acquired all of the issued and outstanding capital stock of Crimson for approximately $19.0 million in cash and 103,000 shares of the Company’s common stock, valued at approximately $4.7 million. Crimson was a provider of hosted data, analytics, and business intelligence software to hospitals, health systems and physician clinics. The acquisition pairs the Company’s best practices research and process insights with Crimson’s decision based tools to enable the Company’s members to improve clinical resource utilization and outcomes in a healthcare market that is increasingly focused on value-based purchasing, pay-for-performance, and enhanced physician management.
     The Crimson acquisition has been accounted for as a business combination under Statement of Financial Accounting Standards No. 141, Business Combinations. In addition to approximately $19.0 million in cash and $4.7 million of common stock, the purchase price included an additional $0.1 million for a post-closing purchase price adjustment; up to $3.4 million of additional cash payments due and payable if certain milestones are met over the evaluation periods beginning at the acquisition date through March 31, 2010; and $0.2 million of acquisition related transaction costs including actual and estimated legal, accounting, and other professional fees directly related to the acquisition. The additional payments subject to milestones are estimated by management and a portion is deemed probable of payment. The Company paid $2.3 million in cash for achievement of some of these milestones in the year ended March 31, 2009. As of March 31, 2009, the estimated remaining balance of these cash payments was approximately $0.8 million. In accordance with the agreement, 51,492 shares were released from escrow on December 31, 2008. The remaining shares of the Company’s common stock will be held in escrow through December 31, 2009 to satisfy any post-closing indemnification obligations of the

Crimson stockholders and released according to the agreement, subject to the satisfaction of any claims. The $4.7 million of common stock issued is a non-cash investing and financing activity. As of March 31, 2009, the total purchase price is valued at approximately $27.1 million subject to adjustment of the following: estimated transaction costs, settlement of the escrow and potential unknown contingencies, and additional cash payments related to the previously mentioned milestones, which are estimated by management. Crimson physician management subscription agreements include decision based tools which are hosted on the Company’s servers and related revenue is recognized ratably over the term of the agreement. The Company has included the results of operations of Crimson from the effective date of the acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
     The total purchase price is composed of the following (in thousands):

Cash paid to Crimson stockholders	$19,000
Shares held in escrow	4,725
Post-closing purchase price adjustment	97
Acquisition related transaction costs	188
Management’s estimate of additional cash payments	3,064

Total purchase price	$27,074

Purchase price allocation
     The total purchase price was allocated to Crimson’s tangible and separately identifiable intangible assets acquired and liabilities assumed based on management’s estimate of their fair values as of April 30, 2008. The total purchase price was allocated as set forth below (in thousands):

Current assets	$10,142
Fixed assets	36
Acquired developed technology	2,856
Customer related intangible assets	3,199
Goodwill	18,993
Deferred tax liability	(4,017)
Current liabilities	(215)
Deferred revenue	(3,920)

Total purchase price	$27,074

The Company’s fair value of identifiable intangible assets was based, in part, on a valuation completed by an independent valuation firm using an income approach from a market participant perspective, and estimates and assumptions provided by management. The acquired developed technology and customer related intangible asset have estimated lives of nine years and six years, respectively, which is consistent with the cash flow estimates used to create the valuation models of each identifiable asset. Consistent with the Company’s classification of similar assets, the acquired developed technology is included in property and equipment, net, and the customer related intangible is included in intangible assets, net on the consolidated balance sheets. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill and is not deductible for tax purposes. The Company has finalized the valuation of certain intangible assets. The final valuation of goodwill will be subject to the final purchase price, as discussed earlier.

Note 6. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2009
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. government agency obligations	$30,153	$29,525	$666	$(38)
Washington, D.C. tax exempt obligations	3,618	3,549	69	—
Tax exempt obligations of other states	36,332	35,010	1,322	—

	$70,103	$68,084	$2,057	$(38)

	As of March 31, 2008
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. government agency obligations	$84,524	$83,099	$1,425	$—
Washington, D.C. tax exempt obligations	5,938	5,726	212	—
Tax exempt obligations of other states	41,696	40,959	737	—

	$132,158	$129,784	$2,374	$—

     The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2009
	Fair
	Market	Amortized
	Value	Cost
Matures in less than 1 year	$8,385	$8,270
Matures after 1 year through 5 years	43,449	41,711
Matures after 5 years through 10 years	18,269	18,103

	$70,103	$68,084

     The weighted average maturity on all marketable securities held by the Company as of March 31, 2009 was approximately 4.1 years. Net unrealized gains on the Company’s investments of $2.0 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $0.1 million is related to investments that mature before March 31, 2010. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the consolidated balance sheets.
Note 7. Membership fees receivable
     Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2008	2009
Billed fees receivable	$30,792	$29,880
Unbilled fees receivable	53,723	89,597

	84,515	119,477
Allowance for uncollectible revenue	(2,977)	(2,738)

Membership fees receivable, net	$81,538	$116,739

     Billed fees receivable represent invoiced membership fees. Unbilled fees receivable primarily represent fees due to be billed to members who have elected to pay on an installment basis.

Note 8. Property and equipment
     Property and equipment consists of the following (in thousands):

	As of March 31,
	2008	2009
Leasehold improvements	$11,310	$15,151
Furniture, fixtures and equipment	14,727	16,199
Software	16,189	27,285

	42,226	58,635
Accumulated depreciation and amortization	(19,329)	(24,479)

Property and equipment, net	$22,897	$34,156

There are no capitalized leases included in property and equipment for the periods presented.
Note 9. Income taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2007	2008	2009
Current	$1,111	$1,099	$6,482
Deferred	12,938	14,913	3,635

Provision for income taxes	$14,049	$16,012	$10,117

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2007	2008	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	0.7	0.7	2.2
Tax-exempt interest income	(1.6)	(1.1)	(1.6)
D.C. QHTC income tax credits	(3.4)	(3.4)	(5.0)
Other permanent differences, net	3.2	2.1	1.4

Effective tax rate	33.9%	33.3%	32.0%

     Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2008	2009
Deferred income tax assets (liabilities):
Net operating loss carry forwards	$6,314	$—
Tax credit carry forwards	6,362	5,687
Deferred compensation accrued for financial reporting purposes	3,634	2,931
Stock-based compensation	7,526	11,772
Reserve for uncollectible revenue	1,116	1,096
Other	497	643

Total deferred tax assets	25,449	22,129

Capitalized software development costs	(4,653)	(6,721)
Acquired Intangibles from Crimson	—	(2,031)
Deferred incentive compensation and other deferred charges	(1,245)	(1,185)
Unrealized gains on available-for-sale securities	(832)	(705)
Depreciation	(662)	(764)
Other	(185)	(85)

Total deferred tax liabilities	(7,577)	(11,491)

Net deferred income tax assets	$17,872	$10,638

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
     The Company adopted the provisions of FIN 48 on April 1, 2007 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48 and those after the adoption of FIN 48. There were no unrecognized tax benefits at March 31, 2008 and March 31, 2009. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest and penalties recognized in the consolidated statement of income for the fiscal years ended March 31, 2007, 2008, and 2009. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2005.

     During the fiscal year ended March 31, 2009, the Company fully utilized its federal net operating loss carryforward to offset taxable income.
Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) provides regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (“QHTC”) doing business in the District of Columbia.
     In February 2006, the Company received notification from the Office of Tax and Revenue that our certification as a QHTC under the New E-conomy Transformation Act of 2000 (the “Act”) had been accepted effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through calendar year 2008 and 6.0% thereafter, versus 9.975% prior to this qualification. Under the Act, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits.
Note 10. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the fiscal years ended March 31, 2007, 2008, and 2009 was $28.9 million, $34.8 million, and $21.2 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
Note 11. Goodwill and other intangibles
     In 2009, goodwill increased by $19.1 million due to the acquisition of Crimson discussed in Note 5. Goodwill is not amortized as it has an estimated infinite life.
      Included in the Company’s other intangibles balances are acquired intangibles and internally developed capitalized software for sale. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from three to ten years. As of March 31, 2009, the weighted-average estimated useful lives on acquired intangibles are 5.7 years with a weighted-average remaining life of approximately 5.1 years. As of March 31, 2009, the weighted-average estimated useful lives on internally developed intangibles are 5.0 years with a weighted-average remaining life of approximately 4.7 years. The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of March 31, 2008			As of March 31, 2009
	Gross carrying	Accumulated	Net carrying	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount	amount	amortization	amount
Internally developed intangible:
Capitalized software	977	(112)	865	1,973	(231)	1,742
Acquired intangibles:
Developed software	738	(406)	332	738	(554)	184
Customer contracts	114	(63)	51	3,313	(776)	2,537

Total Other Intangibles	$1,829	$(581)	$1,248	$6,024	$(1,561)	$4,463

     Amortization expense for other intangible assets for the fiscal years ending March 31, 2007, 2008, and 2009, recorded in cost of sales on the accompanying consolidated statements of income, was approximately $0.2 million, $0.3 million, and $1.0 million, respectively. The following approximates the anticipated aggregate amortization expense for each of the following five fiscal years ended March 31, 2010 through 2014: $1.2 million, $1.2 million, $0.7 million, $0.5 million, and $0.4 million, respectively.
Note 12. Stock-Based Compensation

Equity incentive plans
     On November 15, 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, and incentive bonuses. Options granted may not have a term exceeding seven years, and typically vest over four years. Equity awards granted pursuant to the 2005 Plan may only be granted to the Company’s directors, officers, independent contractors, employees, and prospective employees. The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000 shares, plus any remaining shares not issued under the prior plans. As of March 31, 2009, there were 359,861 remaining shares available for issuance under the 2005 Plan.
     On November 15, 2006, the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, and incentive bonuses. Options granted may not have a term exceeding five years, and typically vest over four years. Equity awards granted pursuant to the 2006 Plan may only be granted to the Company’s directors, officers, independent contractors, employees, and prospective employees. The aggregate number of shares of the Company’s common stock available for issuance under the 2006 Plan may not exceed 1,200,000 shares. As of March 31, 2009, there were 765,870 remaining shares available for issuance under the 2006 Plan.
     The 2005 Plan and the 2006 Plan (the “Plans”) are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine which officers, directors, and employees are awarded options or share awards pursuant to the Plans and to determine the terms of the awards. Grants may consist of treasury shares or newly issued shares. Options are rights to purchase common stock of the Company at the fair market value on the date of grant. The exercise price of a stock option or other equity-based award is equal to the closing price of the Company’s common stock on the date of grant. The Company generally awards non-qualified options, but the Plans do allow for options to qualify as incentive stock options under Section 422 of the Internal Revenue Code. Stock appreciation rights are equity settled stock-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled stock-based compensation arrangements of a number of shares of the Company’s common stock. Holders of options and stock appreciation rights do not participate in dividends, if any, until after the exercise of the award. Restricted stock unit holders do not participate in dividends, if any, nor do they have voting rights until the restrictions lapse.
     As of March 31, 2009, a total of 1,125,731 shares were available for issuance under the Plans.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Shares of the Company’s common stock may be purchased under the ESPP at the end of each fiscal quarter at 85% of the closing price of the Company’s common stock on the last day of the three month purchase period. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of March 31, 2009, a total of 765,141 shares were available for issuance under the ESPP.

Valuation assumptions and equity based award activity
     As discussed in Note 3, determining the estimated fair value of stock-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares, and forfeiture rates of the awards.
Black-Scholes stock option valuation model
     Under the FAS 123(R) and FAS 123 accounting guidance, the Company used the Black-Scholes model to estimate the fair value of its stock option grants. The expected term for its stock options was determined through analysis of historical data on employee exercises, vesting periods of awards, and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury bonds issued with similar life terms to the expected life of the grant. Volatility is calculated based on historical volatility of the daily closing price of our stock continuously compounded with a look back period similar to the terms of the expected life of the grant. The Company has not declared or paid any cash dividend on its common stock since the closing of its initial public offering and does not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by the Company’s Board of Directors and would depend upon, among other factors, the Company’s earnings, financial condition, and cash requirements.
Valuation for restricted stock units
     RSUs are valued at the grant date closing price of the Company’s common stock on the Nasdaq Stock Market (“Nasdaq”).
Valuation for employee stock purchase rights
     The value of employee stock purchase rights for shares of stock purchased under the ESPP is determined as the fair market value of the underlying shares on the date of purchase as determined by the closing price the Company’s common stock on Nasdaq, less the purchase price, which is 85% of the closing price of the Company’s common stock. The ESPP enrollment begins on the first day of the quarter. Stock purchases occur on the last day of the quarter, with only eligible employee payroll deductions for the period used to calculate the shares purchased. There is no estimate of grant date fair value or estimated forfeitures since actual compensation expense is recorded in the period on the purchase date. The fair value of employee stock purchase rights is equivalent to a 15% discount of the purchase date closing price. Effective April 1, 2009, the purchase price for shares of common stock purchased under the ESPP will be 95% of the closing price of the Company’s common stock, with the fair value of employee stock purchase rights being equivalent to a 5% discount of the purchase date closing price.
Forfeitures
     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Stock-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term and can range from two to four years. For the periods prior to fiscal 2007, the Company accounted for forfeitures in the pro-forma information required under FAS 123, as they occurred. When estimating forfeiture rate, the Company considers historical pre-vesting forfeiture rates, historical employee attrition, and expected attrition rates to estimate forfeitures. The Company will adjust its estimates of forfeitures over the vesting period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

     The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. The following average key assumptions were used in the model to value stock option grants for each respective period:

	Year Ended March 31,
	2007	2008	2009
Stock option grants:
Risk-free interest rate	4.70%	4.20%	2.91%
Expected lives in years	4.2	3.8	4.0
Expected volatility	27.80%	25.80%	28.40%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average grant date fair value of options granted	$15.85	$15.28	$12.08
Number of shares granted	370,825	12,500	437,911
The expected term for the Company’s stock options was determined through analysis of historical data on employee exercises, vesting periods of awards, and post-vesting employment termination behavior.
Stock option activity
     During the fiscal years ended March 31, 2007, 2008, and 2009, the Company granted 370,825, 12,500, and 437,911 stock options with a weighted average exercise price of $51.95, $58.12, and $44.64, respectively. The weighted-average fair value of the stock option grants are in the valuation table above. During the fiscal years ended March 31, 2007, 2008, and 2009, participants exercised 560,071, 650,991, and 18,625 options for a total intrinsic value of $20.0 million, $19.5 million, and $0.4 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.
Restricted stock unit activity
     During the fiscal years ended March 31, 2007, 2008, and 2009, the Company granted 137,925, 3,200, and 158,933 RSUs. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted-average grant date fair value of RSUs granted for the fiscal years ended March 31, 2007, 2008, and 2009 was $51.57, $51.77, and $44.76, respectively. During the fiscal years ended March 31, 2007, 2008, and 2009, participants vested 0, 71,577, and 90,755 RSUs for a total intrinsic value of $0, $3.8 million, and $1.5 million, respectively. Of the 90,755 RSUs vested in fiscal 2009, 27,943 shares were withheld to satisfy minimum employee tax withholding. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price at the vesting date.
Employee stock purchase rights activity
     The weighted-average fair value of employee stock purchase rights for shares purchased under the ESPP for the fiscal years ended March 31, 2008 and 2009 was $8.69 and $4.00, respectively.
     The following table summarizes the changes in common stock options during fiscal 2009 for all of the stock incentive plans described above.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term (in	Intrinsic Value
	Options	Exercise Price	years)	(in thousands)

Outstanding, March 31, 2008	2,445,979	$42.17
Granted	437,911	$44.64
Exercised	(18,625)	$22.48
Forfeited	(29,500)	$37.88

Outstanding, March 31, 2009	2,835,765	$42.73	4.75	$—

Exercisable	2,284,626	$41.28	4.79	$—

     The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at March 31, 2009, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. In fiscal 2009, 683,952 options vested.
     There were 187,542 RSUs outstanding as of March 31, 2008. During the fiscal year ended March 31, 2009, 158,933 RSUs were granted, 90,755 RSUs vested, and 13,275 RSUs were forfeited. At March 31, 2009, 242,445 RSUs were outstanding. The weighted average fair value of RSUs granted during fiscal year 2009 was $44.76, the majority of which vest in four equal annual installments on the anniversary of the grant date.
     The following table summarizes the activity under the ESPP for the periods presented:

	Year ended March 31,
	2007	2008	2009

Shares issued under ESPP	10,163	8,986	14,844
Weighted-average purchase price (in thousands)	$43.06	$49.20	$22.67
Total cash received for ESPP purchases	$442	$447	$337
Weighted-average purchase right fair value	$7.60	$8.69	$4.00
Total compensation expense (in thousands)	$77	$78	$59
Compensation expense
     The Company recognized the following stock-based compensation expense in the statements of income line items for stock options and RSUs issued under its stock incentive plans and for shares issued under the ESPP according to FAS 123(R) for the fiscal years ended March 31, 2007, 2008, and 2009 (in thousands):

	Year Ended March 31,
	2007	2008	2009
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$4,167	$4,558	$4,273
Member relations and marketing	2,753	2,599	2,436
General and administrative	5,080	5,406	5,738
Depreciation	—	—	—

Total costs and expenses	12,000	12,563	12,447

Income from operations	(12,000)	(12,563)	(12,447)

Net income	$(7,933)	$(8,380)	$(8,464)

     In addition, the Company recognized approximately $0.4 million, $0.5 million, and $0.1 million in compensation expense reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options and RSUs in fiscal 2007, 2008, and 2009, respectively.
     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Year Ended March 31,
	2007	2008	2009
Stock-based compensation expense by award type:
Stock options	$10,155	$8,933	$7,209
Restricted stock units	1,768	3,552	5,179
Employee stock purchase rights	77	78	59

Total stock-based compensation	$12,000	$12,563	$12,447

     As of March 31, 2009, $17.2 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.6 years.
Tax benefits

     The Company also incurred additional compensation deductions for tax reporting purposes, but not for financial reporting purposes, that increased the deferred tax asset to reflect allowable tax deductions. These tax deductions will be realized in the determination of the Company’s income tax liability and therefore reduce the Company’s future income tax payments. In connection with these transactions, the Company’s deferred tax asset increased by approximately $6.9 million, $5.9 million, and $0.3 million in fiscal 2007, 2008, and 2009, respectively. Although the provision for income taxes for financial reporting purposes did not change, the Company’s actual cash payments will be reduced as the deferred tax asset is utilized. Pursuant to FAS 123(R), the Company has reported the benefits of tax deductions in excess of recognized book compensation expense as a financing cash inflow in the accompanying consolidated statement of cash flows in fiscal 2008 and 2009. Approximately $5.9 million and $0.3 million of tax benefits associated with the exercise of employee stock options were recorded as cash from financing activities in fiscal 2008 and 2009, respectively.
Note 13. Commitments and contingencies
Operating Leases
      The Company leases its headquarters space (the “Lease”) under an operating lease that expires in 2019. Leasehold improvements related to the lease are depreciated over the term of the lease and totaled approximately $9.1 million, net, and $11.9 million, net, as of March 31, 2008 and 2009, respectively. The terms of the Lease contain provisions for rental escalation, and the Company is required to pay its portion of executory costs such as taxes, insurance, and operating expenses. The Company also leases small office spaces in Portland, Oregon, Austin, Texas, and San Francisco, California. The Oregon lease expires in June 2011, the Texas lease in March 2010, and the California lease in November 2012. The Company’s aggregate future minimum lease payments, excluding rental escalation and executory costs, are as follows (in thousands):

Year Ending March 31,
2010	$6,230
2011	6,117
2012	5,844
2013	5,677
2014	5,547
Thereafter	27,742

Total	$57,157

     Rent and executory expense during the fiscal years ended March 31, 2007, 2008, and 2009 was approximately $5.5 million, $6.9 million, and $8.5 million, respectively.
Credit Facility
     In November 2006, the Company entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings under the credit facility, if any, will be collateralized by certain of the Company’s marketable securities and will bear interest at an amount based on the published LIBOR rate. The Company is also required to maintain an interest coverage ratio for each of its fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at the request of the Company by as much as $10 million per year up to an aggregate maximum increase of $50 million. There have been no borrowings under the credit facility.
Benefit Plan
     The Company sponsors a defined contribution 401(k) plan (the “401(k) Plan”) for all employees who have reached the age of twenty-one. Prior to March 1, 2009, the Company provided discretionary contributions equal to 50% of an employee’s contribution up to a maximum of 4% of base salary. Effective March 1, 2009, the Company ceased to provide discretionary contributions to the 401(k) Plan. Contributions to the 401(k) Plan for the fiscal years ended March 31, 2007, 2008, and 2009 were approximately $0.9 million, $1.1 million, and $1.0 million, respectively.
Litigation
     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is currently not a party to, and its property is not subject to, any material legal proceedings.
Note 14. Subsequent events

     On May 28, 2009, the Company made a $1.0 million loan to an unrelated service provider that is secured by certain of its assets. The principal amount of the loan, together with interest thereon accruing at an annual rate of 4.75%, becomes due and payable on October 31, 2009. In addition, the entity issued to the Company as part of the transaction a warrant to purchase shares of its preferred stock. The warrant expires on May 29, 2014. The Company may enter into an agreement to license the service provider’s technology in connection with a potential new membership program.
Note 15. Quarterly financial data (unaudited)
     Unaudited summarized financial data by quarter for the fiscal years ended March 31, 2008 and 2009 is as follows (in thousands, except per share amounts):

	Fiscal 2008 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$51,104	$54,029	$55,912	$57,926
Income from operations	9,084	11,243	10,234	11,371
Income before provision for income taxes	10,621	12,797	11,863	12,793

Net income	$7,081	$8,536	$7,912	$8,533

Earnings per share:
Basic	$0.39	$0.47	$0.44	$0.48
Diluted	$0.38	$0.45	$0.42	$0.47

	Fiscal 2009 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$57,217	$57,625	$59,315	$56,203
Income from operations	8,287	7,033	7,761	5,868
Income before provision for income taxes	9,491	7,981	8,535	5,579

Net income	$6,330	$5,403	$5,830	$3,905

Earnings per share:
Basic	$0.36	$0.32	$0.37	$0.25
Diluted	$0.36	$0.32	$0.37	$0.25
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2009. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.
     No changes in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     See Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for the Report of Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
     The information required by this Item 10 with respect to directors, Section 16 matters, and corporate governance matters, including the identification of an audit committee financial expert, is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the fiscal year ended March 31, 2009. The information called for by Item 10 with respect to executive officers is set forth in Part I, “Business — Executive Officers of the Company” of this report.
     The Company has adopted a code of ethics for finance team members that applies to all of the Company’s senior financial officers, including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions. The code of ethics for finance team members is available to the public in the “The Firm—Investor Relations—Governance” section of the Company’s website at www.advisoryboardcompany.com. Any person may request a copy of the code of ethics for finance team members, without charge, by writing to us at The Advisory Board Company, 2445 M Street, N.W., Washington, DC 20037, Attention: Corporate Secretary. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for finance team members by posting such information on our website.
Item 11. Executive Compensation.
     The information required by this Item 11 is incorporated by reference to the information provided under the headings “Compensation Discussion and Analysis” and “Executive Compensation” of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the fiscal year ended March 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Except as set forth below, the information required by this Item 12 is incorporated by reference to the company’s definitive proxy statement for the 2009 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2009.
     The table below provides information about our compensation plans at March 31, 2009.

	Number of		Number of securities
	securities to be	Weighted average	remaining available for
	issued upon exercise	exercise price of	future issuance under
	of outstanding	outstanding options,	equity compensation
	options, restricted	restricted stock	plans (excluding
	stock units,	units,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,078,210	$40.67	1,890,872
Equity compensation plans not approved by stockholders	—	—	—

Total	3,078,210	$40.67	1,890,872

     Column (c) above includes 359,861 shares of common stock remaining available for future issuance under the 2005 Stock Incentive Plan, 765,870 shares of common stock remaining available for future issuance under the 2006 Stock Incentive Plan and 765,141 shares of common stock remaining available for future issuance under the Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the fiscal year ended March 31, 2009.

Item 14. Principal Accountant Fees and Services.
     The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the fiscal year ended March 31, 2009.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of March 31, 2008 and 2009
     Consolidated Statements of Income for the years ended March 31, 2007, 2008 and 2009
     Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2007, 2008 and 2009
     Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2008 and 2009
     Notes to Consolidated Financial Statements.
(a)(2) Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.
     Schedule II — Valuation and Qualifying Accounts
(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.2*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.3*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.4*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.7	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by

Exhibit
Number	Description of Exhibit
reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.8*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.9*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.10*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.11*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.12*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.13*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008.

10.14	Agreement to Commercial Note and attachments thereto, dated, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.15	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006.

10.16	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

10.17*	Employment Agreement, dated as of September 12, 2008, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18*	Employment Agreement, dated as of September 12, 2008, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Employment Agreement, dated as of September 12, 2008, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

THE ADVISORY BOARD COMPANY
SCHEDULE II — Valuation and Qualifying Accounts
(In thousands)

	Balance	Additions	Additions
	at	Charged	Charged to	Deductions	Balance
	Beginning	to	Other	From	at End of
	of Year	Revenue	Accounts	Reserve	Year
Year ending March 31, 2007
Allowance for uncollectible revenue	$1,950	$2,351	$—	$1,963	$2,338

	$1,950	$2,351	$—	$1,963	$2,338

Year ending March 31, 2008
Allowance for uncollectible revenue	$2,338	$2,968	$—	$2,329	$2,977

	$2,338	$2,968	$—	$2,329	$2,977

Year ending March 31, 2009
Allowance for uncollectible revenue	$2,977	$2,413	$—	$2,652	$2,738

	$2,977	$2,413	$—	$2,652	$2,738

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Advisory Board Company
Date: June 12, 2009	/s/ Robert W. Musslewhite
Robert W. Musslewhite, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Robert W. Musslewhite	Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2009
Robert W. Musslewhite
/s/ Michael T. Kirshbaum	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 12, 2009
Michael T. Kirshbaum

/s/ Frank J. Williams	Executive Chairman	June 12, 2009
Frank J. Williams

/s/ Marc N. Casper	Director	June 12, 2009
Marc N. Casper

/s/ Peter J. Grua	Director	June 12, 2009
Peter J. Grua

/s/ Kelt Kindick	Lead Director	June 12, 2009
Kelt Kindick

/s/ Mark R. Neaman	Director	June 12, 2009
Mark R. Neaman

/s/ Leon D. Shapiro	Director	June 12, 2009
Leon D. Shapiro

/s/ LeAnne M. Zumwalt	Director	June 12, 2009
LeAnne M. Zumwalt

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.2*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.3*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.4*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.7	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.8*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.9*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.10*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.11*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.12*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.13*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.14	Agreement to Commercial Note and attachments thereto, dated, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.15	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006.

10.16	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

Exhibit
Number	Description of Exhibit
10.17*	Employment Agreement, dated as of September 12, 2008, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18*	Employment Agreement, dated as of September 12, 2008, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Employment Agreement, dated as of September 12, 2008, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.