Form 10-Q
period 2009-06-30
ADVISORY BOARD CO
filed 2009-08-10
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
As of August 7, 2009, the company had outstanding 15,521,667 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADVISORY BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,528	$23,746
Marketable securities	11,022	8,385
Membership fees receivable, net	124,552	116,739
Prepaid expenses and other current assets	4,727	5,113
Deferred income taxes, net	3,239	3,083

Total current assets	158,068	157,066
Property and equipment, net	32,724	34,156
Intangible assets, net	4,456	4,463
Goodwill	24,908	24,563
Deferred incentive compensation and other charges	27,183	26,737
Deferred income taxes, net of current portion	7,673	7,555
Other non-current assets	5,000	—
Marketable securities	57,697	61,718

Total assets	$317,709	$316,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$151,934	$150,609
Accounts payable and accrued liabilities	34,333	35,777
Accrued incentive compensation	3,733	7,320

Total current liabilities	190,000	193,706
Long-term deferred revenues	19,084	19,869
Other long-term liabilities	3,616	3,784

Total liabilities	212,700	217,359

Stockholders’ equity:
Common stock, par value $0.01; 90,000,000 shares authorized, 21,746,083 and 21,744,456 shares issued as of June 30, 2009 and March 31, 2009, respectively, and 15,525,539 and 15,558,894 shares outstanding as of June 30, 2009 and March 31, 2009, respectively	217	217
Additional paid-in capital	236,767	233,794
Retained earnings	138,680	134,492
Accumulated elements of other comprehensive income	1,155	1,307
Treasury stock, at cost 6,220,544 and 6,185,562 shares at June 30, 2009 and March 31, 2009, respectively	(271,810)	(270,911)

Total stockholders’ equity	105,009	98,899

Total liabilities and stockholders’ equity	$317,709	$316,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2009	2008
Revenue	$56,703	$57,217

Costs and expenses:
Cost of services	30,064	28,554
Member relations and marketing	12,557	12,398
General and administrative	6,767	6,895
Depreciation and amortization	1,903	1,083

Income from operations	5,412	8,287
Other income, net	962	1,204

Income before provision for income taxes	6,374	9,491
Provision for income taxes	(2,186)	(3,161)

Net income	$4,188	$6,330

Earnings per share:
Net income per share — basic	$0.27	$0.36
Net income per share — diluted	$0.27	$0.36
Weighted average number of shares outstanding:
Basic	15,555	17,366
Diluted	15,609	17,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,188	$6,330
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,903	1,083
Amortization of intangible assets	268	192
Deferred income taxes	(192)	288
Excess tax benefits from stock-based compensation	—	(291)
Stock-based compensation expense	2,939	2,803
Amortization of marketable securities premiums	150	224
Changes in operating assets and liabilities:
Membership fees receivable	(7,813)	(8,119)
Prepaid expenses and other current assets	1,386	576
Deferred incentive compensation and other charges	(446)	(719)
Deferred revenues	540	2,471
Accounts payable and accrued liabilities	(1,789)	1,071
Accrued incentive compensation	(3,587)	(5,703)
Other long-term liabilities	(168)	(113)

Net cash (used in) / provided by operating activities	(2,621)	93

Cash flows from investing activities:
Purchases of property and equipment	(471)	(5,768)
Capitalized external use software development costs	(261)	(173)
Cash paid for acquisition, net of cash acquired	—	(18,592)
Redemptions and sales of marketable securities	3,500	33,969
Purchases of marketable securities	(2,500)	(5,579)
Cost basis investment and loan	(6,000)	—

Net cash (used in) / provided by investing activities	(5,732)	3,857

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	—	421
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(2)	(390)
Proceeds from issuance of common stock under employee stock purchase plan	36	113
Excess tax benefits from stock-based awards	—	291
Purchases of treasury stock	(899)	(8,807)

Net cash used in financing activities	(865)	(8,372)

Net decrease in cash and cash equivalents	(9,218)	(4,422)
Cash and cash equivalents, beginning of period	23,746	17,907

Cash and cash equivalents, end of period	$14,528	$13,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company and its subsidiaries (the “Company”) provide best practices research, analysis, executive education and leadership development, business intelligence tools, and installation support to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and universities and other education institutions through discrete programs. The Company’s program offerings focus on business strategy, operations, and general management issues. Best practices research identifies, analyzes, and describes specific management initiatives, strategies, and processes that produce the best results in solving common problems or challenges. For a fixed fee, members of each program have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence tools. Memberships in each of the Company’s best practices research programs are renewable at the end of their membership contracts. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the Company’s research studies, and therefore are not individually renewable.
     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and related notes as reported in the Company’s Form 10-K for the year ended March 31, 2009 filed with the SEC on June 15, 2009. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of March 31, 2009 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three months ended June 30, 2009 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2010, or any other period within the Company’s fiscal year 2010.
Note 2. Recent accounting pronouncements
Recently Adopted
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), for financial assets and liabilities on April 1, 2008 and it did not have a material impact on our financial position or results of operations. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. FAS 157 does not introduce any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company adopted FAS 157 for nonfinancial assets and liabilities on April 1, 2009, and it did not have a material impact on the Company’s financial position or results of operations.
      In April 2009 the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 require fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were only disclosed annually. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will disclose this information on a quarterly basis, providing the method and significant assumptions used to estimate the fair value of financial instruments.
     In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“FAS 141(R)”), which replaces FAS No. 141. FAS 141(R) retains the purchase method of accounting for acquisitions and requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting and changes in the recognition of assets acquired and liabilities assumed arising from contingencies. FAS 141(R) also requires the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. FAS 141(R) became effective for the Company beginning April 1, 2009 and applies prospectively to business combinations completed on or after that date. The Company also adopted FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which provides additional guidance related to acquired intangible assets applied prospectively only to intangible assets acquired after the effective date. The Company expects that the application of the provisions of FAS 141(R) and FSP FAS 142-3 could be significant to the Company’s financial position and results of operations depending on the nature of business combinations. There was no impact upon initial adoption at April 1, 2009.

     In March 2008 the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This statement is intended to improve the current disclosure framework in Statement No. 133 by requiring entities to provide enhanced disclosures about how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and how derivative instruments and hedged items affect the entity’s financial position, financial performance, and cash flows. The adoption of the FAS 161 expanded disclosure requirements on April 1, 2009 did not have any impact on the Company’s financial position or results of operations.
     In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. FSP No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. All prior year earnings per share data presented is required to be adjusted retrospectively. The Company adopted FSP No. 03-6-1 on April 1, 2009 and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements.
     In May 2009 the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”). FAS 165 provides general guidelines to account for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These guidelines are consistent with current accounting requirements, but clarify the period, circumstances, and disclosures for properly identifying and accounting for subsequent events. FAS 165 became effective for interim periods and fiscal years ending after June 15, 2009. The Company has evaluated subsequent events through August 10, 2009, the date the financial statements were issued. No events occurred that would be required to be disclosed.
Accounting pronouncements not yet adopted
     In June 2009 the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated on a quarterly basis. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. FAS 167 is effective for interim periods and fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company does not expect the adoption of FAS 167 to have a material impact on the Company’s financial position or results of operations.
     In June 2009 the FASB Accounting Standards Codification (the “Codification”) was issued in the form of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“FAS 168”). Upon issuance, the Codification became the single source of authoritative, nongovernmental GAAP. The Codification reorganized GAAP pronouncements into accounting topics, which are displayed using a single structure. Certain SEC guidance is also included in the Codification and will follow a similar topical structure in separate SEC sections. FAS 168 is effective for interim periods and fiscal years ending after September 15, 2009. The Company does not expect the adoption of FAS 168 and the Codification to have a material impact on the Company’s financial position or results of operations.
Note 3. Fair value measurements
     As of April 1, 2008, the Company adopted provisions of FAS 157, except as it applied to the nonfinancial assets and nonfinancial liabilities subject to Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which the Company adopted effective April 1, 2009. FAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. FAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.
     FAS 157 discusses valuation techniques, such as market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). FAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

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
     The Company’s population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair value
	as of June	Fair Value Measurements at
	30, 2009	Reporting Date Using
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$14,528	$14,528	$—	$—
Available-for-sale marketable securities (2)	68,719	68,719	—	—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	Fair value is determined using quoted market prices of identical assets.
Non-Financial assets and liabilities.
     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2009, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 4. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of June 30, 2009
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. government agency obligations	$29,965	$29,501	$539	$(75)
Washington, D.C. tax exempt obligations	2,598	2,535	63	—
Tax exempt obligations of other states	36,156	34,899	1,275	(18)

	$68,719	$66,935	$1,877	$(93)

	As of March 31, 2009
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. government agency obligations	$30,153	$29,525	$666	$(38)
Washington, D.C. tax exempt obligations	3,618	3,549	69	—
Tax exempt obligations of other states	36,332	35,010	1,322	—

	$70,103	$68,084	$2,057	$(38)

     The following table summarizes marketable securities maturities (in thousands):

	As of June 30, 2009
	Fair
	Market	Amortized
	Value	Cost
Matures in less than 1 year	$11,022	$10,860
Matures after 1 year through 5 years	39,583	37,991
Matures after 5 years through 10 years	18,114	18,084

	$68,719	$66,935

     The weighted average maturity on all marketable securities held by the Company as of June 30, 2009 was approximately 3.8 years. Pre-tax net unrealized gains on the Company’s investments of $1.8 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $0.2 million is related to investments that mature before June 30, 2010. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
Note 5. Other non-current assets
     During the three months ended June 30, 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers. In addition, the Company entered into a licensing agreement with the private company. The convertible preferred stock investment is recorded at cost and the carrying amount of this investment at June 30, 2009 is $5.0 million and is included in other non-current assets on the Company’s condensed consolidated balance sheets. The convertible preferred stock carries a dividend rate of 8% that is payable “if and when declared.”
Note 6. Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal software development costs, and acquired developed technology related to the purchase of Crimson Software, Inc. (“Crimson”). Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain of its membership programs, the Company provides business intelligence software tools under hosting arrangements where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and only receive access to the business intelligence tools during the term of their membership agreement. In accordance with EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), the development costs of this software are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
     The acquired developed technology related to the Crimson acquisition is classified as property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s condensed consolidated statements of income. Acquired developed software is amortized over its estimated useful life of nine years based on the cash flow estimate used to determine the value of the asset.
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

	As of
	June 30,	March 31,
	2009	2009
Leasehold improvements	$15,253	$15,151
Furniture, fixtures, and equipment	15,593	16,199
Software	27,392	27,285

	58,238	58,635
Accumulated depreciation and amortization	(25,514)	(24,479)

Property and equipment, net	$32,724	$34,156

Note 7. Goodwill and other intangibles
     Included in the Company’s goodwill and other intangibles balances are goodwill and acquired intangibles related to the purchase of Crimson in April 2008, the purchase of Quality Team Associates, Inc. (“OptiLink”) in July 2005, and internally developed capitalized software for sale. During the quarter ending June 30, 2009, goodwill increased by $0.3 million due to an adjustment made to the estimated probability of certain milestones being reached relating to Crimson, affecting the expected amount of future additional cash payments. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended June 30, 2009.
     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from 3.0 to 10.0 years. As of June 30, 2009, the weighted-average estimated useful life of acquired intangibles is 5.7 years with a weighted-average remaining life of approximately 5.0 years. As of June 30, 2009, the weighted-average estimated useful life on internally developed intangibles is 5.0 years with a weighted-average remaining life of approximately 4.6 years. The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of June 30, 2009			As of March 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$2,234	$(269)	$1,965	$1,973	$(231)	$1,742
Acquired intangibles:
Developed software	738	(590)	148	738	(554)	184
Customer contracts	3,313	(970)	2,343	3,313	(776)	2,537

Total other intangibles	$6,285	$(1,829)	$4,456	$6,024	$(1,561)	$4,463

     Amortization expense for other intangible assets for the three months ended June 30, 2009 and 2008, recorded in cost of sales on the accompanying condensed consolidated statements of income, was approximately $268,000 and $192,000, respectively. The following approximates the anticipated aggregate amortization expense for the remaining nine months of the fiscal year ended March 31, 2010; for each of the fiscal years ended March 31, 2011, 2012, and 2013; and for the fiscal year ending March 31, 2014 and beyond: $0.9 million, $1.2 million, $0.7 million, $0.5 million, and $0.4 million, respectively.
Note 8. Stock-based compensation
Equity Incentive Plans
     The Company issues awards, including stock options and restricted stock units (“RSUs”), under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and the 2006 Stock Incentive Plan (the “2006 Plan”; together, the “Plans”). Awards may consist of treasury shares or newly issued shares. The exercise price of a stock option or other stock-based award is equal to the closing price of the Company’s common stock on the date of grant. RSUs are equity settled stock-based compensation arrangements of a number of shares of the Company’s common stock. Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term. Stock-based awards granted under the 2006 Plan have a five year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance may not exceed 1,600,000 shares under the 2005 Plan and 1,200,000 shares under the 2006 Plan. As of June 30, 2009, there were 11,321 remaining shares available for issuance under the 2005 Plan and 70,270 under the 2006 Plan.
     Compensation Expense. The Company recognized the following stock-based compensation expense in the following condensed consolidated statements of income line items for stock options and RSUs issued under the Plans and for shares issued under the Company’s employee stock purchase plan according to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”) for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$942	$999
Member relations and marketing	515	563
General and administrative	1,482	1,241
Depreciation	—	—

Total costs and expenses	2,939	2,803

Income from operations	(2,939)	(2,803)

Net income	$(1,931)	$(1,870)

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Stock-based compensation by award type:
Stock options	$1,541	$1,713
Restricted stock units	1,396	1,071
Employee stock purchase rights	2	20

Total stock-based compensation	$2,939	$2,804

     As of June 30, 2009, $20.9 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.8 years.
     Stock option activity. During the three months ended June 30, 2009 and 2008, the Company granted 891,050 and 431,911 stock options with a weighted average exercise price of $18.60 and $44.76, respectively. The weighted-average fair value of the stock option grants are in the valuation assumptions table below. There were no exercises of stock options during the three months ended June 30, 2009. During the three months ended June 30, 2008, participants exercised 18,625 options.
     Restricted stock unit activity. During the three months ended June 30, 2009 and 2008, the Company granted 76,500 and 165,433 RSUs, respectively. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted-average grant date fair value of RSUs granted for the three months ended June 30, 2009 and 2008 was $18.52 and $44.76, respectively. During the three months ended June 30, 2009 and 2008, participants received 123 and 18,007 shares, respectively, of the Company’s common stock relating to the vesting of RSUs. During the three months ended June 30, 2009 and 2008, 77 shares and 7,162 shares were withheld to satisfy minimum employee tax withholding of $2,000 and $390,000, respectively.

     Valuation assumptions. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. The following average key assumptions were used in the model to value stock option grants for each respective period:

	Three Months Ended
	June 30,
	2009	2008
Stock option grants:
Risk-free interest rate	1.60%	2.90%
Expected lives in years	4.05	4.00
Expected volatility	37.36%	28.30%
Dividend yield	0.00%	0.00%
Weighted-average grant date fair value of options granted	$5.85	$12.10
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of June 30, 2009, a total of 763,637 shares were available for issuance under the ESPP. During the three months ended June 30, 2009 and 2008, the Company issued 1,504 and 3,376 shares under the ESPP at an average price of $24.42 and $39.33 per share, respectively.
Note 9. Earnings per share
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

	Three Months Ended
	June 30,
	2009	2008
Basic weighted average common shares outstanding	15,555	17,366
Dilutive impact of stock options	13	326
Dilutive impact of restricted stock units	41	28

Diluted weighted average common shares outstanding	15,609	17,720

     The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Anti-dilutive stock options and restricted stock units	3,743	1,286
Note 10. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the three months ended June 30, 2009 and 2008 was $4.0 million and $5.0 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised solely of net unrealized gains and losses on marketable securities, net of applicable income taxes.

Note 11. Income taxes
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement 109, prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest and penalties recognized in the condensed consolidated statement of income for either of the three month periods ended June 20, 2009 and 2008. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2005.
Note 12. Stockholders’ equity
     In April 2008, the Company’s Board of Directors authorized an increase in its cumulative share repurchase program to $350 million of the Company’s common stock. As of June 30, 2009, $45.1 million is available for repurchase of shares under the authorization. For the three months ended June 30, 2009 and 2008, 34,982 and 179,621 shares, respectively, were repurchased under this program. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations.
     As of June 30, 2009 and March 31, 2009, the Company had repurchased 7,220,544 and 7,185,562 shares of the Company’s common stock, respectively, at a total cost of $304.9 million and $304.0 million, respectively. Of these repurchased shares, 1,000,000 shares have been retired.
Note 13. Fair value of financial instruments
     The estimated fair values of financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The following methods and assumptions are used to estimate the fair value of each class of financial instrument.
     Marketable securities: The fair value of the Company’s marketable securities consisting of U.S. government agency obligations and District of Columbia and other various state tax-exempt notes and bonds are classified as available-for-sale and are carried at fair market value based on quoted market prices.
     Membership fees receivable, deferred revenue, accounts payable and accrued liabilities: The carrying amounts approximate fair value because of the shorter maturity of these instruments.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our” and “us” mean The Advisory Board Company and its subsidiaries.
     This report includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “2009 Form 10-K”) filed with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.

Overview
     We provide best practices research, analysis, executive education and leadership development, business intelligence tools, and installation support and provide membership to approximately 2,800 organizations including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and universities and other education institutions through discrete programs. Our program offerings focus on business strategy, operations, and general management issues. Best practice research identifies, analyzes, and describes specific management initiatives, strategies, and processes that produce the best results in solving common problems or challenges. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence tools.
     Our membership business model allows us to focus on a broad set of issues relevant to our member organizations, while promoting frequent use of our programs and services by our members. Our revenue was $56.7 million in the first quarter of fiscal 2010 compared to $57.2 million the first quarter of fiscal 2009, and our contract value was $232.8 million as of June 30, 2009 compared to $232.3 million as of June 30, 2008. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 33 of our programs are renewable at the end of their membership contract term, the majority of which are 12 months in length. Our other eight best practices programs provide installation support. These installation support memberships help members accelerate the adoption of best practices profiled in our research studies and are not individually renewable.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development, and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, amortization of costs associated with the development of business intelligence software and tools that are offered as part of certain of our membership programs, and amortization of acquired developed technology. Included in our operating costs for each year presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.
Critical Accounting Policies
     Our accounting policies, which are in compliance with GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2009 Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our last fiscal year ended March 31, 2009.
Results of operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended
	June 30,
	2009	2008
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services	53.0%	49.9%
Member relations and marketing	22.1%	21.7%
General and administrative	11.9%	12.1%
Depreciation and amortization	3.4%	1.9%

Income from operations	9.5%	14.5%
Other income, net	1.7%	2.1%

Income before provision for income taxes	11.2%	16.6%
Provision for income taxes	-3.9%	-5.5%

Net income	7.4%	11.1%

Three Months Ended June 30, 2009 and 2008
     Overview. Revenue decreased 0.9% to $56.7 million for the three months ended June 30, 2009 from $57.2 million for the three months ended June 30, 2008. Net income decreased 33.8% to $4.2 million from $6.3 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, primarily due to lower revenue, compared to expense growth of 5% due to increases in costs to serve certain memberships that include business intelligence tools and the costs associated with the expansion of new programs launched during fiscal year 2009.
     Revenue. Total revenue decreased 0.9% to $56.7 million for the three months ended June 30, 2009 from $57.2 million for the three months ended June 30, 2008. The decrease in revenue is primarily due to lower sales conversion rates during fiscal year 2009 when compared to prior years due to the economic downturn. Our contract value increased 0.2% to $232.8 million for the first quarter of fiscal 2010 from $232.3 million for the first quarter of fiscal 2009. The increase in contract value was primarily due to the growth in new programs as we offered 41 membership programs as of June 30, 2009 and 38 membership programs as of June 30, 2008.
     Cost of services. Cost of services increased 5.3% to $30.1 million for the three months ended June 30, 2009 from $28.6 million for the three months ended June 30, 2008. The increase in cost of services was primarily due to increased personnel, travel, meetings, and deliverable costs from the expansion of new programs launched in previous quarters. Also affecting costs of services were costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. In addition, changes in timing of expense within the fiscal year contributed to increased costs in the three months ended June 30, 2009 compared to the prior year.
     As a percentage of revenue, cost of services was 53.0% for the three months ended June 30, 2009 and 49.9% for the three months ended June 30, 2008. Cost of services increased as a percentage of revenue for the three months ended June 30, 2009 compared to the same period in the prior year due to the factors listed above, as well as the impact of lower revenue on our fixed cost structure. We expect cost of services as a percentage of revenue to fluctuate from period to period, depending on the number of members in our largely fixed cost programs, investments in new programs and services, and the number of new programs launched as up-front costs are expensed when incurred compared to revenue, which is recognized ratably over the membership period.
     Member relations and marketing. Member relations and marketing expense increased 1.3% to $12.6 million in the three months ended June 30, 2009 from $12.4 million for the three months ended June 30, 2008. As a percentage of revenue, member relations and marketing expense in first quarter of fiscal 2010 and 2009 was 22.1% and 21.7%, respectively. The increase in member relations and marketing was primarily due to an increase in member relations personnel and related costs required to serve the expanding membership base.
     General and administrative. General and administrative expense decreased to $6.8 million for the three months ended June 30, 2009 from $6.9 million for the three months ended June 30, 2008. The decrease in general and administrative was primarily due to decreased recruiting costs. As a percent of revenue, general and administrative expense decreased to 11.9% for the three months ended June 30, 2009 compared to 12.1% for the three months ended June 30, 2008.
     Depreciation and amortization. Depreciation and amortization expense increased to $1.9 million, or 3.4% of revenue, for the three months ended June 30, 2009, from $1.1 million, or 1.9% of revenue, for the three months ending June 30, 2008. This increase is primarily due to increased amortization expense from developed capitalized internal-use software tools, including acquired developed technology associated with our acquisition of Crimson Software, Inc. (“Crimson”), and the amortization of costs related to the expansion of additional floors in our headquarters facility under the terms of our lease agreement. Also included in expense during the three months ended June 30, 2009 is $0.3 million related to the write-off of certain capitalized software costs that are no longer in use.
     Other income, net. Other income, net consists of interest income and gain on foreign exchange rates. Other income, net decreased to $1.0 million for the three months ended June 30, 2009, from $1.2 million for the three months ended June 30, 2008. Interest Income decreased to $0.6 million for the three months ended June 30, 2009, from $1.2 million in the same period of the prior year due to a lower balance in cash, cash equivalents, and marketable securities, as well as a lower average interest rate. During the three months ended June 30, 2009, we recognized a foreign exchange gain of $0.4 million due to effect of the weakening U.S dollar during the quarter on our receivable balances from international members at June 30, 2009. The effect of the movement in foreign exchange rates on our income statement was immaterial during the three months ending June 30, 2008.
     Provision for income taxes. Our provision for income taxes was $2.2 million and $3.2 million for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate in the first quarter of fiscal 2010 and 2009 was 34.3% and 33.3%, respectively. The increase in tax rate is due primarily to an increase in our Washington, D.C. statutory income tax rate from 0% to 6% as of January 1, 2009 in accordance with the District of Columbia’s New E-conomy Transformation Act of 2000.
     Stock-based compensation expense. We recognized the following stock-based compensation expense in the condensed consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plans according to FAS 123(R) for the three months ended June 30, 2009 and 2008 (in thousands except per share amounts):

	Three Months Ended
	June 30,
	2009	2008
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$942	$999
Member relations and marketing	515	563
General and administrative	1,482	1,241
Depreciation	—	—

Total costs and expenses	2,939	2,803

Income from operations	(2,939)	(2,803)

Net income	$(1,931)	$(1,870)

Impact on diluted earnings per share	$(0.12)	$(0.11)

     Total stock based compensation expense increased to $2.9 million in the first quarter fiscal 2010 compared to $2.8 million in the first quarter of fiscal 2009. This increase is due primarily to the timing and amount of our fiscal year 2010 annual grant compared to prior years.
     As of June 30, 2009, $20.9 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.8 years.
Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during the next 12 months. We had cash, cash equivalents, and marketable securities balances of $83.2 million and $93.8 million at June 30, 2009 and March 31, 2009, respectively. We repurchased $0.9 million and $8.8 million shares of our common stock through our share repurchase program during the three months ended June 30, 2009 and 2008, respectively.
     Cash flows from operating activities. The combination of profitable operations and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the first quarter of our fiscal year typically provides the lowest quarterly cash flows from operations. Net cash flows used in operating activities were $2.6 million for the three months ended June 30, 2009. Net cash flows provided by operating activities were $93,000 for the three months ended June 30, 2008.
     Cash flows from investing activities. The Company’s cash management and investment strategy, capital expenditure programs, and acquisition activities affect investing cash flows. Net cash flows used in investing activities were $5.7 million for the three months ended June 30, 2009. Net cash flows provided by investing activities were $3.9 million for the three months ended June 30, 2008.

     Investing activities for the three months ended June 30, 2009 used $5.7 million of cash, consisting primarily of a $5.0 million investment and a $1.0 million loan to unrelated entities, net proceeds on the redemption and sales of marketable securities of $1.0 million, and $0.7 million in capital expenditures. Investing activities for the three months ended June 30, 2008 provided $3.9 million in cash primarily from the net proceeds on the redemption and sales of marketable securities of $28.4 million, which was used primarily for the cash purchase of Crimson for $18.6 million, net of cash received, and for capital expenditures of $5.9 million. Capital expenditures during the three months ended June 30, 2008 included $1.6 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $3.8 million of capitalized software development costs related to our newer programs that include web-based business intelligence tools.
     Cash flows from financing activities. We used net cash flows in financing activities of $0.9 million and $8.4 million in the three months ended June 30, 2009 and 2008, respectively. We did not receive any proceeds from the exercise of stock options during the first quarter of fiscal 2010. During the first quarter of fiscal 2009, we received approximately $421,000 from the exercise of stock options. Also in the first quarter of fiscal 2010 and 2009, we received approximately $36,000 and $113,000, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. We repurchased 34,982 and 179,621 shares of our common stock at a total cost of approximately $0.9 million and $8.8 million in the first quarter of fiscal 2010 and 2009, respectively, pursuant to our share repurchase program.
     Contractual obligations. In November 2006, we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each of our fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at our request by up to an additional $10 million per year up to $50 million in the aggregate. There have been no borrowings under the credit facility, and we have not increased the original amount of the facility.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At June 30, 2009, our marketable securities consist of $2.6 million in tax-exempt notes and bonds issued by the District of Columbia, $36.1 million in tax-exempt notes and bonds issued by various states, and $30.0 million in U.S. government agency securities. The weighted-average maturity on all our marketable securities as of June 30, 2009 was approximately 3.8 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.
     With respect to recent global economic events, there is an unprecedented uncertainty in the financial markets, which could bring potential liquidity risks to the Company. Such risks could include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. The Company does not believe that the value or liquidity of its cash, cash equivalents, and marketable securities, as described above, have been significantly impacted by the recent credit crisis. In addition, the creditworthiness of our customers is constantly monitored by the Company and we believe that our current group of customers are sound and represent no abnormal business risk.
     Foreign currency risk. Although it represents less than 3% of our revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies. As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by the Company. In the three months ending June 30, 2009, we recorded foreign currency exchange gains of $0.4 million, which is included in Other income, net in the consolidated statements of income. There were no foreign currency exchange gains or losses in the three months ending June 30, 2008.

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
     The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on their evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     In addition to the risk factor listed below and other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Form 10-K.
We may invest in companies for strategic reasons and may not realize a return on our investments.
     From time to time, the Company may make investments in companies to further its strategic objectives and support our key business initiatives. Such investments could include equity or debt instruments in private companies, and many of these instruments may be non-marketable at the time of our initial investment. These companies range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. The current economic environment may increase the risk of failure of the companies in which we may invest due to limited access to credit and reduced frequency of liquidity events. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss. Our investments will likely be concentrated in companies in the health care sector, and declines in this market or changes in management’s plans with respect to our investments in this market sector could result in significant impairment charges.
     Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in private companies may not be liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results of operations. As of June 30, 2009, we hold approximately $6.0 million of such investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In January 2004, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock, which authorization was increased in amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. All repurchases have been made in the open market. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date.

			Total Number of	Cumulative	Approximate
			Shares Purchased	Number of Shares	Dollar Value of
	Total Number		as Part of Publicly	Purchased as Part	Shares That May
	of Shares	Average Price	Announced Plans	of a Publicly	Yet Be Purchased
	Purchased	Paid Per Share	or Programs	Announced Plan	Under The Plan
April 1 to April 30, 2009	—	$—	—	7,185,562	$45,963,829
May 1 to May 31, 2009	—	$—	—	7,185,562	$45,963,829
June 1 to June 30, 2009	34,982	$25.72	34,982	7,220,544	$45,063,968

Total	34,982	$25.72	34,982

Item 6. Exhibits.
     (a) Exhibits:

*3.1	Certificate of Incorporation of The Advisory Board Company, as amended

#3.2	Amended and Restated Bylaws of The Advisory Board Company

*3.3	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Company’s registration statement on Form S-1, declared effective by the U.S. Securities and Exchange Commission on November 9, 2001.

#	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: August 10, 2009	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer