Form 10-Q
period 2009-09-30
ADVISORY BOARD CO
filed 2009-11-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2009, the company had outstanding 15,529,977 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADVISORY BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,961	$23,746
Marketable securities	11,839	8,385
Membership fees receivable, net	126,151	116,739
Prepaid expenses and other current assets	4,872	5,113
Deferred income taxes, net	4,265	3,083

Total current assets	177,088	157,066
Property and equipment, net	23,817	34,156
Intangible assets, net	4,423	4,463
Goodwill	26,330	24,563
Deferred incentive compensation and other charges	30,201	26,737
Deferred income taxes, net of current portion	7,803	7,555
Other non-current assets	5,000	—
Marketable securities	52,681	61,718

Total assets	$327,343	$316,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$145,368	$150,609
Accounts payable and accrued liabilities	39,591	35,777
Accrued incentive compensation	6,342	7,320

Total current liabilities	191,301	193,706
Long-term deferred revenues	28,860	19,869
Other long-term liabilities	3,463	3,784

Total liabilities	223,624	217,359

Stockholders’ equity:
Common stock, par value $0.01; 90,000,000 shares authorized, 21,752,893 and 21,744,456 shares issued as of September 30, 2009 and March 31, 2009, respectively, and 15,528,477 and 15,558,894 shares outstanding as of September 30, 2009 and March 31, 2009, respectively	217	217
Additional paid-in capital	237,333	233,794
Retained earnings	136,564	134,492
Accumulated elements of other comprehensive income	1,515	1,307
Treasury stock, at cost 6,224,416 and 6,185,562 shares at September 30, 2009 and March 31, 2009, respectively	(271,910)	(270,911)

Total stockholders’ equity	103,719	98,899

Total liabilities and stockholders’ equity	$327,343	$316,258

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$58,323	$57,625	$115,026	$114,842
Costs and expenses:
Cost of services	31,041	28,993	61,105	57,547
Member relations and marketing	13,136	13,058	25,693	25,456
General and administrative	8,835	7,214	15,602	14,109
Depreciation and amortization	1,718	1,327	3,621	2,410
Write-off of capitalized software	7,397	—	7,397	—

(Loss) income from operations	(3,804)	7,033	1,608	15,320
Other income, net	584	948	1,546	2,152

(Loss) income before benefit (provision) for income taxes	(3,220)	7,981	3,154	17,472
Income tax benefit (provision)	1,104	(2,578)	(1,082)	(5,739)

Net (loss) income	$(2,116)	$5,403	$2,072	$11,733

(Loss) earnings per share:
Net (loss) income per share — basic	$(0.14)	$0.32	$0.13	$0.68
Net (loss) income per share — diluted	$(0.14)	$0.32	$0.13	$0.68
Weighted average number of shares outstanding:
Basic	15,527	16,922	15,541	17,143
Diluted	15,527	16,989	15,636	17,352
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,072	$11,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,621	2,410
Write-off of capitalized software	7,397	—
Amortization of intangible assets	536	446
Deferred income taxes	(5,943)	797
Excess tax benefits from share-based compensation	—	(291)
Stock-based compensation expense	7,871	6,333
Amortization of marketable securities premiums	310	410
Changes in operating assets and liabilities:
Membership fees receivable	(10,776)	(9,298)
Prepaid expenses and other current assets	1,241	1,172
Deferred incentive compensation and other charges	(3,464)	582
Deferred revenues	3,750	2,136
Accounts payable and accrued liabilities	3,469	(128)
Accrued incentive compensation	(978)	(3,855)
Other long-term liabilities	(321)	(100)

Net cash provided by operating activities	8,785	12,347

Cash flows from investing activities:
Purchases of property and equipment	(679)	(9,608)
Capitalized external use software development costs	(496)	(499)
Cash paid for acquisition, net of cash acquired	—	(18,592)
Redemptions and sales of marketable securities	12,500	62,810
Purchases of marketable securities	(6,965)	(7,579)
Cost basis investment and loan	(6,000)	—

Net cash (used in) / provided by investing activities	(1,640)	26,532

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	—	421
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(2)	(390)
Proceeds from issuance of common stock under employee stock purchase plan	71	210
Excess tax benefits from stock-based awards	—	291
Purchases of treasury stock	(999)	(43,307)

Net cash used in financing activities	(930)	(42,775)

Net increase (decrease) in cash and cash equivalents	6,215	(3,896)
Cash and cash equivalents, beginning of period	23,746	17,907

Cash and cash equivalents, end of period	$29,961	$14,011

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company and its subsidiaries (the “Company”) provide best practices research, analysis, executive education and leadership development, business intelligence software tools, and installation support to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and universities and other education institutions through discrete programs. The Company’s program offerings focus on business strategy, operations, and general management issues. Best practices research identifies, analyzes, and describes specific management initiatives, strategies, and processes that produce the best results in solving common problems or challenges. For a fixed fee, members of each program have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence tools. Memberships in each of the Company’s best practices research programs are renewable at the end of their membership contracts. Programs providing best practices installation support help participants accelerate the adoption of best practices profiled in the Company’s research studies, and are not individually renewable.
     The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s Form 10-K for the year ended March 31, 2009 and the Company’s quarterly reports on Form 10-Q for subsequent quarters. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2009 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and six months ended September 30, 2009 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2010, or any other period within the Company’s fiscal year 2010.
Note 2. Recent accounting pronouncements
Recently adopted
     In June 2009 the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) was issued in the form of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASC 105-10”). Upon issuance, the ASC became the single source of authoritative, nongovernmental GAAP. The ASC reorganized GAAP pronouncements into accounting topics, which are displayed using a single structure. Certain SEC guidance is also included in the ASC and will follow a similar topical structure in separate SEC sections. ASC 105-10 is effective for interim periods and fiscal years ending after September 15, 2009. The adoption of ASC 105-10 on July 1, 2009 did not have a material impact on the Company’s financial position or results of operations.
Accounting pronouncements not yet adopted
     In June 2009 the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS No. 167”). FAS No. 167 amends the Consolidation topic of the ASC and requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated on a quarterly basis. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. FAS No. 167 is effective for interim periods and fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company does not expect the adoption of FAS No. 167 to have a material impact on the Company’s financial position or results of operations.

Note 3. Fair value measurements
Financial instruments
     The estimated fair values of financial instruments under ASC 825-10-50, Disclosures about Fair Value of Financial Instruments, are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities. The following methods and assumptions are used to estimate the fair value of each class of financial instrument.
     Cash and cash equivalents: This includes all cash and liquid investments with an original maturity of three months or less from the date acquired. The carrying amount approximates fair value because of the short maturity of these instruments. Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices. The majority of the Company’s cash and cash equivalents are held at major commercial banks.
     Marketable securities: The Company’s marketable securities, consisting of U.S. government agency obligations and District of Columbia and other various state tax-exempt notes and bonds, are classified as available-for-sale and are carried at fair market value based on quoted market prices.
Measurements
     Fair value is defined by ASC 820-10, Fair Value Measurements and Disclosures, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
     The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

		Fair value measurement as of September 30, 2009
	Fair value	using fair value hierarchy
	as of September 30, 2009	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$29,961	$29,961	$—	$—
Available-for-sale marketable securities (2)	64,520	64,520	—	—

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using quoted market prices of identical assets. For further detail, see Note. 4. “Marketable securities.”

     Non-financial assets and liabilities
     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2009, certain of the Company’s capitalized software assets were measured and recorded at fair value due to circumstances that indicated that the carrying values of the assets were not fully recoverable. As a result, the Company recognized an impairment of approximately $7.4 million. The Company utilized the discounted cash flow method to determine the fair value of the capitalized software assets as of September 30, 2009. Cash flows were determined based on the Company’s estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature. Due to the significant unobservable inputs inherent in discounted cash flow methodologies, this method is classified as Level 3 in the fair value hierarchy.
     Assets held and used with a carrying amount of $8.8 million were written down to a fair value of $1.4 million, resulting in a pretax impairment charge of $7.4 million. Impaired capitalized software with a fair value of $1.4 million is included in the $6.1 million total of capitalized software on the accompanying consolidated balance sheet as of September 30, 2009. A fair value measurement was required due to the Company’s conclusion that certain capitalized software development costs were not fully recoverable based on projected cash flows attributable to those assets. For additional information related to this impairment, see Note 6. “Property and equipment.”
     The following table presents information about the impaired assets measured at fair value on a non-recurring basis as of September 30, 2009 (in thousands):

		Fair value measurement
		using fair value hierarchy
	Fair value	Level 1	Level 2	Level 3
Non-financial assets
Impaired capitalized software (1)	$1,358	$—	$—	$1,358

(1)	Capitalized software is included within Property and equipment, net on the accompanying consolidated balance sheets.
Note 4. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of September 30, 2009
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$25,022	$24,465	$589	$32
Washington, D.C. tax exempt obligations	2,578	2,526	52	—
Tax exempt obligations of other states	36,920	35,171	1,777	28

	$64,520	$62,162	$2,418	$60

	As of March 31, 2009
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$30,153	$29,525	$666	$38
Washington, D.C. tax exempt obligations	3,618	3,549	69	—
Tax exempt obligations of other states	36,332	35,010	1,322	—

	$70,103	$68,084	$2,057	$38

     The following table summarizes marketable securities maturities (in thousands):

	As of September 30, 2009
	Fair
	market	Amortized
	value	cost
Matures in less than 1 year	$11,839	$11,594
Matures after 1 year through 5 years	29,992	28,131
Matures after 5 years through 10 years	22,689	22,437

	$64,520	$62,162

     The weighted average maturity on all marketable securities held by the Company as of September 30, 2009 was approximately 4.1 years. Pre-tax net unrealized gains on the Company’s investments of $2.4 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $0.2 million is related to investments that mature before September 30, 2010. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
Note 5. Other non-current assets
     In June 2009 the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers. In addition, the Company entered into a licensing agreement with that company. The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment at September 30, 2009 is $5.0 million and is included in other non-current assets on the Company’s consolidated balance sheets. The convertible preferred stock carries a dividend rate of 8% that is payable if and when declared by its board of directors. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended September 30, 2009.
Note 6. Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain of its membership programs, the Company provides business intelligence software tools under hosting arrangements where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and only receive access to the business intelligence tools during the term of their membership agreement. In accordance with ASC 985-605-55, Revenue Recognition — Hosting Arrangements, the development costs of this software are accounted for in accordance with ASC 350-40, Internal-Use Software. Software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
     The acquired developed technology is classified as property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of income. Acquired developed software is amortized over its estimated useful life of nine years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization for the three and six months ended September 30, 2009 was approximately $80,000 and $160,000, respectively.

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

	As of
	September 30,	March 31,
	2009	2009
Leasehold improvements	$15,253	$15,151
Furniture, fixtures and equipment	15,759	16,199
Software	19,231	27,285

Property and equipment, gross	50,243	58,635
Accumulated depreciation and amortization	(26,426)	(24,479)

Property and equipment, net	$23,817	$34,156

     The Company applies the provisions of ASC 360-10, Impairment of Long-Lived Assets, when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated discounted future cash flows, the assets are written down to their estimated fair value. At September 30, 2009, the Company concluded that certain capitalized software development costs were not fully recoverable. As a result, the Company recognized an impairment on capitalized software of $7.4 million. For further discussion of the impairment and the valuation method used, see Note 3. “Fair value measurements.”
Note 7. Goodwill and other intangibles
     Included in the Company’s goodwill and other intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended September 30, 2009.
     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from three to ten years. As of September 30, 2009, the weighted average estimated useful life of acquired intangibles is 5.7 years with a weighted average remaining life of approximately 5.0 years. As of September 30, 2009, the weighted average estimated useful life on internally developed intangibles is 5.0 years with a weighted average remaining life of approximately 4.7 years. The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of September 30, 2009			As of March 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$2,469	$(306)	$2,163	$1,973	$(231)	$1,742
Acquired intangibles:
Developed software	738	(627)	111	738	(554)	184
Customer contracts	3,313	(1,164)	2,149	3,313	(776)	2,537

Total other intangibles	$6,520	$(2,097)	$4,423	$6,024	$(1,561)	$4,463

     Amortization expense for other intangible assets for the three months ended September 30, 2009 and 2008, recorded in cost of services on the accompanying consolidated statements of income, was approximately $268,000 and $254,000, respectively. Amortization expense for other intangible assets for the six months ended September 30, 2009 and 2008, recorded in cost of services on the accompanying consolidated statements of income, was approximately $536,000 and $446,000, respectively. The following approximates the anticipated aggregate amortization expense for the remaining six months of the fiscal year ended March 31, 2010; for each of the fiscal years ended March 31, 2011, 2012, and 2013; and for the fiscal year ending March 31, 2014 and beyond: $0.7 million, $1.3 million, $0.7 million, $0.5 million, and $1.2 million, respectively.

Note 8. Stock-based compensation
Equity incentive plans
     The Company issues awards, including stock options and restricted stock units (“RSUs”), under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), and, through September 11, 2009, the Company’s 2006 Stock Incentive Plan (the “2006 Plan”). Upon approval of the 2009 Plan by the Company’s stockholders on September 11, 2009, the 2006 Plan was frozen with respect to new awards. Awards may consist of treasury shares or newly issued shares. The exercise price of a stock option or other stock-based award is equal to the closing price of the Company’s common stock on the date of grant. RSUs are stock-based compensation arrangements settled in shares of the Company’s common stock. Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term. Stock-based awards granted under the 2006 Plan and the 2009 Plan have a five year maximum contractual term.
     The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 1,055,000, plus the shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). As of September 30, 2009, there were 684,289 shares available for issuance under the 2005 Plan and 1,253,327 under the 2009 Plan.
     Stock option activity. During the three and six months ended September 30, 2009, the Company granted 29,000 and 920,050 stock options with a weighted average exercise price of $25.01 and $18.68, respectively. During the three and six months ended September 30, 2008, the Company granted 6,000 and 437,911 stock options with a weighted average exercise price of $36.32 and $44.64, respectively. The weighted average fair value of the stock option grants are in the valuation assumptions table below. During the three and six months ended September 30, 2009, there were no exercises of stock options. In addition, there were no exercises of stock options during the three months ended September 30, 2008. During the six months ended September 30, 2008, participants exercised 18,625 options.
     In September 2009 certain members of the Company’s senior management and Board of Directors voluntarily surrendered an aggregate of 830,025 stock options (both vested and unvested) having exercise prices between $51.56 per share and $60.60 per share. The individuals who surrendered options received nothing in return, and were promised nothing in return, such as future equity grants to replace the surrendered options. During the three months ended September 30, 2009, no new equity grants were made to members of the Company’s senior management or Board of Directors. In addition, the Company does not plan to vary its equity grant practices as a result of this cancellation. In accordance with ASC 718-20-35-9, Awards Classified as Equity — Cancellation and Replacement, the Company accelerated the remaining expense on these cancelled awards that resulted in pre-tax charges of approximately $0.7 million recorded in cost of services, $0.1 million recorded in member relations and marketing, and $1.1 million recorded in general and administrative expense. This cancellation created tax shortfalls that resulted in the reversal of $4.4 million of deferred tax assets. The reversal of these deferred tax assets resulted in a decrease to additional paid-in capital as the Company has a sufficient pool of excess tax benefits.
     Restricted stock unit activity. The Company did not grant RSUs during the three months ended September 30, 2009 or 2008. During the six months ended September 30, 2009 and 2008, the Company granted 76,500 and 165,433 RSUs, respectively. The weighted average grant date fair value of RSUs granted for the six months ended September 30, 2009 and 2008 was $18.60 and $44.76, respectively. During the three and six months ended September 30, 2009, the Company issued 5,362 and 5,485 shares of common stock, respectively, to settle vested RSUs. There were no shares of common stock issued for vested RSUs during the three months ended September 30, 2008. During the six months ended September 30, 2008, participants received 18,007 shares of common stock relating to the vesting of RSUs. There were no shares withheld to satisfy employee tax withholdings during the three months ended September 30, 2009 or 2008. During the six months ended September 30, 2009 and 2008, 77 shares and 7,162 shares were withheld to satisfy minimum employee tax withholding of $2,000 and $390,000, respectively.

     Valuation assumptions. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. The following average key assumptions were used in the model to value stock option grants for each respective period:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock option grants:
Risk-free interest rate	1.9%	3.0%	1.6%	2.9%
Expected lives in years	4.0	4.0	4.1	4.0
Expected volatility	41.9%	28.6%	37.4%	28.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant date fair value of options granted	$8.78	$9.95	$5.94	$12.07
     Employee stock purchase plan. The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of September 30, 2009, a total of 762,189 shares were available for issuance under the ESPP. During the three and six months ended September 30, 2009, the Company issued 1,448 shares and 2,952 shares under the ESPP at an average price of $23.88 per share and $24.16 per share, respectively. During the three and six months ended September 30, 2008, the Company issued 3,777 shares and 7,153 shares under the ESPP at an average price of $25.64 per share and $29.31 per share, respectively.
     Compensation expense. The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs and for shares issued under the Company’s ESPP according to FASB ASC 718-10, Share-Based Payment, for the three and six months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,646	$1,159	$2,588	$2,158
Member relations and marketing	643	634	1,158	1,197
General and administrative	2,643	1,737	4,125	2,978
Depreciation	—	—	—	—

Total costs and expenses	4,932	3,530	7,871	6,333

Income from operations	(4,932)	(3,530)	(7,871)	(6,333)

Net income	$(3,240)	$(2,390)	$(5,171)	$(4,265)

Impact on diluted earnings per share	$0.21	$0.14	$0.33	$0.25

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation by award type:
Stock options	$3,525	$2,132	$5,066	$3,845
Restricted stock units	1,405	1,382	2,801	2,452
Employee stock purchase rights	2	16	4	36

Total stock-based compensation	$4,932	$3,530	$7,871	$6,333

     As of September 30, 2009, $15.4 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.4 years.

Note 9. Earnings per share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. For financial reporting purposes, in periods of losses from continuing operations, basic loss per share and dilutive loss per share are the same. The Company reported a net loss for the three months ended September 30, 2009 and excluded 80,000 shares and 55,000 shares, respectively, from the computation of diluted loss per share related to outstanding stock options and RSUs, respectively. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	15,527	16,922	15,541	17,143
Dilutive impact of stock options	—	43	47	183
Dilutive impact of restricted stock units	—	24	48	26

Diluted weighted average common shares outstanding	15,527	16,989	15,636	17,352

     The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Anti-dilutive stock options and restricted stock units	2,220	1,151	2,909	678
Note 10. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive loss for the three months ended September 30, 2009 was $1.8 million. Comprehensive income for the six months ended September 30, 2009 was $2.3 million; and $5.0 million and $10.1 million for the three and six months ended September 30, 2008, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are composed solely of net unrealized gains and losses on marketable securities, net of applicable income taxes.
Note 11. Income taxes
     FASB ASC 805-740, Income Taxes, prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for either of the three or six month periods ended September 30, 2009 or 2008. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2005.
Note 12. Stockholders’ equity
     In April 2008 the Company’s Board of Directors authorized an increase in its cumulative share repurchase program to $350 million of the Company’s common stock. As of September 30, 2009, $45.0 million is available for repurchase of shares under the authorization. For the three and six months ended September 30, 2009, 3,872 shares and 38,854 shares were repurchased under this program, respectively. For the three and six months ended September 30, 2008, 1,086,517 shares and 1,266,138 shares were repurchased under this program, respectively. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations.
     As of September 30, 2009 and March 31, 2009, the Company had repurchased 7,224,416 shares and 7,185,562 shares of the Company’s common stock, respectively, at a total cost of $305.0 million and $304.0 million, respectively. Of these repurchased shares, 1,000,000 shares have been retired.
Note 13. Subsequent events
     The Company has evaluated subsequent events through November 9, 2009, the date the financial statements were issued. On November 6, 2009, the Company’s Board of Directors appointed Sanju K. Bansal of MicroStrategy Incorporated to serve as a member of its Board of Directors and its Governance Committee. Mr. Bansal will receive compensation for his services similar to other non-employee directors of the Company, including a $15,000 annual retainer.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our” and “us” mean The Advisory Board Company and its subsidiaries.
     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2009 (the “2009 Form 10-K”) and our quarterly reports on Form 10-Q for subsequent quarters, filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
Overview
     We provide best practices research, analysis, executive education and leadership development, business intelligence software tools, and installation support and provide membership to approximately 2,800 organizations including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and universities and other education institutions through discrete programs. Our program offerings focus on business strategy, operations, and general management issues. Best practice research identifies, analyzes, and describes specific management initiatives, strategies, and processes that produce the best results in solving common problems or challenges. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practices research studies and implementation tools, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence software tools.
     Our membership business model allows us to focus on a broad set of issues relevant to our member organizations, while promoting frequent use of our programs and services by our members. Our revenue was $115.0 million in the six months ended September 30, 2009 compared to $114.8 million the six months ended September 30, 2008, and our contract value was $237.6 million as of September 30, 2009 compared to $230.6 million as of September 30, 2008. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 34 of our programs are renewable at the end of their membership contract term, the majority of which are 12 months in length. Our other nine best practices programs provide installation support. These installation support memberships help members accelerate the adoption of best practices profiled in our research studies and are not individually renewable.

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
Results of operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100%	100.0%
Costs and expenses:
Cost of services	53.2%	50.3%	53.1%	50.1%
Member relations and marketing	22.5%	22.7%	22.3%	22.2%
General and administrative	15.1%	12.5%	13.6%	12.3%
Depreciation and amortization	2.9%	2.3%	3.1%	2.1%
Write-off of capitalized software	12.7%	—	6.5%	—

(Loss) income from operations	(6.4)%	12.2%	1.4%	13.3%
Other income, net	0.9%	1.6%	1.3%	1.9%

(Loss) income before benefit (provision) for income taxes	(5.5)%	13.8%	2.7%	15.2%
Income tax benefit (provision)	1.9%	(4.5)%	(0.9)%	(5.0)%

Net (loss) income	(3.6)%	9.4%	1.8%	10.2%

Three and six months ended September 30, 2009 and 2008
     Overview. Revenue increased 1.2% to $58.3 million for the three months ended September 30, 2009 from $57.6 million for the three months ended September 30, 2008, and for the six months ended September 30, 2009 revenue increased 0.2% to $115.0 million from $114.8 million for the same period in 2008. Net loss for the three months ended September 30, 2009 was $2.1 million, and net income for the six months ended September 30, 2009 was $2.1 million. Net income for the three and six months ended September 30, 2008 was $5.4 million and $11.7 million, respectively. The decrease in net income during fiscal 2010 is primarily due to two non-cash charges. During the three months ended September 30, 2009 certain members of the Company’s senior management and Board of Directors voluntarily surrendered for cancellation a total of 830,025 options that had exercise prices between $51.56 per share and $60.60 per share. This cancellation led to a nonrecurring non-cash charge during the quarter of $1.9 million. Also during the three months ended September 30, 2009 we recognized a $7.4 million non-cash charge resulting from the write-off of capitalized software.
     Revenue. Total revenue increased 1.2% to $58.3 million for the three months ended September 30, 2009 from $57.6 million for the three months ended September 30, 2008. Total revenue increased 0.2% to $115.0 million for the six months ended September 30, 2009 from $114.8 million for the six months ended September 30, 2008. Our contract value increased 3.0% to $237.6 million for the second quarter of fiscal 2010 from $230.6 million for the second quarter of fiscal 2009. The increases in revenue and contract value were primarily due to the introduction and expansion of new programs and cross-selling existing programs to existing members, and, to a lesser degree, the addition of new member organizations, and price increases. We offered 43 membership programs as of September 30, 2009 and 39 membership programs as of September 30, 2008.
     Cost of services. Cost of services increased 7.1% to $31.0 million for the three months ended September 30, 2009 from $29.0 million for the three months ended September 30, 2008. Cost of services increased 5.0% to $60.4 million for the six months ended September 30, 2009 from $57.5 million for the six months ended September 30, 2008. The increase in cost of services was primarily due to increased personnel, meetings, licensing fees, and deliverable costs from the expansion of new programs launched during the calendar year. We also recognized an accelerated stock-based compensation charge of $0.7 million in the three and six months ended September 30, 2009, or 1.2% and 0.6% of revenue, respectively, in connection with the cancellation of certain stock options.
     As a percentage of revenue, cost of services was 53.2% and 53.1% for the three and six months ended September 30, 2009 and 50.3% and 50.1% for the three and six months ended September 30, 2008, respectively.
     Member relations and marketing. Member relations and marketing expense was $13.1 million in the three months ended September 30, 2009 and 2008. Member relations and marketing expense increased 0.9% to $25.7 million for the six months ended September 30, 2009 from $25.5 million for the six months ended September 30, 2008. As a percentage of revenue, member relations and marketing expense was 22.5% for the three months ended September 30, 2009 compared to 22.7% for the three months ended September 30, 2008 and was 22.3% for the six months ended September 30, 2009 compared to 22.2% for the six months ended September 30, 2008. The small increase in member relations and marketing was primarily due to an increase in member relations personnel and related costs required to serve the expanding membership base. In addition, we recognized an accelerated stock-based compensation charge of $0.1 million in the three months ended September 30, 2009 in connection with the voluntary surrender of certain stock options.
     General and administrative. General and administrative expense increased 22.5% to $8.8 million for the three months ended September 30, 2009 from $7.2 million for the three months ended September 30, 2008. General and administrative expense increased 10.6% to $15.6 million for the six months ended September 30, 2009 from $14.1 million for the six months ended September 30, 2008. The increase in general and administrative was primarily due to the accelerated stock-based compensation charge of $1.1 million, or 1.9% and 1.0% of revenue, respectively, in the three and six months ended September 30, 2009 in connection with the voluntary surrender of certain stock options as well as increased new product development costs. As a percentage of revenue, general and administrative expense was 15.1% for the three months ended September 30, 2009 compared to 12.5% for the three months ended September 30, 2008 and was 13.6% for the six months ended September 30, 2009 compared to 12.3% for the six months ended September 30, 2008.
     Depreciation and amortization. Depreciation and amortization expense increased to $1.7 million for the three months ended September 30, 2009 from $1.3 for the three months ended September 30, 2008. Depreciation and amortization expense increased to $3.6 million for the six months ended September 30, 2009 from $2.4 million for the six months ended September 30, 2008. These increases are primarily due to increased amortization expense from developed capitalized internal-use software tools, including acquired developed technology associated with our acquisition of Crimson Software, Inc. (“Crimson”) in April 2008, and the amortization of costs related to the expansion of additional floors in our headquarters facility under the terms of our lease agreement.
     Write-off of capitalized software. During the three months ended September 30, 2009, we recognized an impairment charge on capitalized internally developed software assets of $7.4 million with no comparable expense in the prior year periods.
     Other income, net. Other income, net consists of interest income and gain on foreign exchange rates. Other income, net decreased to $0.6 million for the three months ended September 30, 2009, from $0.9 million for the three months ended September 30, 2008. Interest income decreased to $0.6 million for the three months ended September 30, 2009, from $0.9 million in the same period of the prior year due to a lower average balance in marketable securities, as well as a lower average interest rate. Other income, net decreased to $1.6 million for the six months ended September 30, 2009, from $2.2 million for the six months ended September 30, 2008. Interest income decreased to $1.2 million for the six months ended September 30, 2009, from $2.2 million in the same period of the prior year due to a lower balance in marketable securities, as well as a lower average interest rate. As a result of fluctuating currency rates, we recognized foreign exchange loss of $20,000 in the three months ended September 30, 2009 and a foreign exchange gain of $0.4 million in the six months ended September 30, 2009. The effect of the movement in foreign exchange rates on our income statement was immaterial during the three and six months ending September 30, 2008.

     Income tax benefit (provision). Our income tax benefit was $1.1 million for the three months ended September 30, 2009 and our provision for income taxes was $2.6 million for the three months ended September 30, 2008. Our provision for income taxes was $1.1 million for the six months ended September 30, 2009 and $5.7 million for the six months ended September 30, 2008. Our effective tax rate during the three months ended September 30, 2009 was 34.3%, compared to 32.3% for the three months ended September 30, 2008 and was 34.3% for the six months ended September 30, 2009, compared to 32.8% for the six months ended September 30, 2008. The increase in tax rate is due primarily to an increase in our Washington, D.C. statutory income tax rate from 0% to 6% as of January 1, 2009 in accordance with the District of Columbia’s New E-conomy Transformation Act of 2000.
     Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plans for the three and six months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,646	$1,159	$2,588	$2,158
Member relations and marketing	643	634	1,158	1,197
General and administrative	2,643	1,737	4,125	2,978
Depreciation	—	—	—	—

Total costs and expenses	4,932	3,530	7,871	6,333

Income from operations	(4,932)	(3,530)	(7,871)	(6,333)

Net income	$(3,240)	$(2,390)	$(5,171)	$(4,265)

Impact on diluted earnings per share	$0.21	$0.14	$0.33	$0.25

     Included in costs and expenses above are pre-tax charges relating to the acceleration of the remaining expense on cancelled stock option awards of approximately $0.7 million recorded in cost of services, $0.1 million recorded in member relations and marketing, and $1.1 million recorded in general and administrative expense.
     As of September 30, 2009, $15.4 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.4 years.
Liquidity and capital resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during the next 12 months. We had cash, cash equivalents, and marketable securities balances of $94.5 million and $93.8 million at September 30, 2009 and March 31, 2009, respectively. We repurchased $1.0 million and $43.3 million shares of our common stock through our share repurchase program during the six months ended September 30, 2009 and 2008, respectively.
     Cash flows from operating activities. The combination of profitable operations and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the first and second quarters of our fiscal year typically provide the lowest quarterly cash flows from operations. Net cash flows provided by operating activities were $8.8 million and $12.3 million for the six months ended September 30, 2009 and 2008, respectively. The decrease in net cash flows provided by operating activities was primarily due to the decrease in net income for the six months ended September 30, 2009 compared to the same period in 2008.
     Cash flows from investing activities. The Company’s cash management and investment strategy, capital expenditure programs, and acquisition activities affect investing cash flows. Net cash flows used in investing activities were $1.6 million for the six months ended September 30, 2009. Net cash flows provided by investing activities were $26.6 million for the six months ended September 30, 2008.

     Investing activities for the six months ended September 30, 2009 used $1.6 million of cash, consisting primarily of a $5.0 million investment and a $1.0 million loan to unrelated entities, offset by net proceeds on the redemption and sales of marketable securities of $5.5 million, and $1.2 million in capital expenditures. Investing activities for the six months ended September 30, 2008 provided $26.6 million in cash primarily from the net proceeds on the redemption and sales of marketable securities of $55.2 million, which was used primarily for the cash purchase of Crimson for $18.6 million, net of cash received, for capital expenditures of $10.1 million, and for our share repurchase program of $43.3 million. Capital expenditures during the six months ended September 30, 2008 included $3.5 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $5.0 million of capitalized software development costs related to our newer programs that include business intelligence software tools.
     Cash flows from financing activities. We used net cash flows in financing activities of $0.9 million and $42.8 million in the six months ended September 30, 2009 and 2008, respectively. We did not receive any proceeds from the exercise of stock options during the six months ended September 30, 2009. During the six months ended September 30, 2008, we received approximately $421,000 from the exercise of stock options. Also in the six months ended September 30, 2009 and 2008, we received approximately $71,000 and $210,000, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. We repurchased 38,854 and 1,086,517 shares of our common stock at a total cost of approximately $1.0 million and $43.3 million in the six months ended September 30, 2009 and 2008, respectively, pursuant to our share repurchase program.
     Contractual obligations. In November 2006 we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each of our fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at our request by up to an additional $10 million per year up to $50 million in the aggregate. There have been no borrowings under the credit facility, and we have not increased the original amount of the facility.
     We currently have lease obligations for certain administrative office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the six months ended September 30, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At September 30, 2009, our marketable securities consist of $2.6 million in tax-exempt notes and bonds issued by the District of Columbia, $36.9 million in tax-exempt notes and bonds issued by various states, and $25.0 million in U.S. government agency securities. The weighted average maturity on all our marketable securities as of September 30, 2009 was approximately 4.1 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.
     With respect to recent global economic events, there is an unprecedented uncertainty in the financial markets, which could bring potential liquidity risks to the Company. Such risks could include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. The Company does not believe that the value or liquidity of its cash, cash equivalents, and marketable securities, as described above, have been significantly impacted by the recent credit crisis. In addition, the creditworthiness of our customers is constantly monitored by the Company, and we believe that our current group of customers are sound and represent no abnormal business risk.
     Foreign currency risk. Although it represents less than 3% of our revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies. As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by the Company. In the three and six months ending September 30, 2009, we recorded a foreign currency exchange loss of $20,000 and a foreign currency gain of $360,000, respectively, which are included in Other income, net in the consolidated statements of income. The effect of the movement in foreign exchange rates on our income statement was immaterial during the three and six months ending September 30, 2008.

Item 4. Controls and Procedures.
     The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report as required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act.
     The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on their evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in private companies may not be liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results of operations. As of September 30, 2009, we hold approximately $6.0 million of such investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In January 2004 the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock, which authorization was increased in amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. All repurchases have been made in the open market. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date.

			Total Number of		Approximate
			Shares Purchased as	Cumulative Number	Dollar Value of
			Part of Publicly	of Shares Purchased	Shares That May
	Total Number of	Average Price	Announced Plans or	as Part of a Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs	Announced Plan	Under The Plan
July 1 to July 31, 2009	3,872	$25.84	3,872	7,224,416	$44,963,836
August 1 to August 30, 2009	—	$—	—	7,224,416	$44,963,836
September 1 to September 30, 2009	—	$—	—	7,224,416	$44,963,836

Total	3,872	$25.84	3,872

Item 4. Submission of Matters to a Vote of Security Holders.
     The Company’s 2009 annual meeting of stockholders was held on September 11, 2009. The following is a tabulation of the voting on the proposals presented at the annual meeting:
     Proposal No. 1 — Election of Directors. The following nominees were elected as directors, each to serve until the next annual meeting of stockholders or until a successor is named and qualified:

	Number of	Number of
	Votes Cast For	Votes Withheld
Peter J. Grua	14,771,496	197,873
Kelt Kindick	14,555,421	413,948
Robert W. Musslewhite	14,624,959	344,410
Mark R. Neaman	14,624,948	344,421
Leon D. Shapiro	14,585,696	383,673
Frank J. Williams	14,624,959	344,410
LeAnne M. Zumwalt	14,771,176	198,193
     Proposal No. 2 — Ratification of the Selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending March 31, 2010. The selection of Ernst & Young LLP was ratified.

Number of votes cast for the proposal	14,795,971
Number of votes cast against the proposal	154,078
Number of abstentions	19,320
     Proposal No. 3 — Adoption and Approval of the Company’s 2009 Stock Incentive Plan. The proposal to adopt the Company’s 2009 Stock Incentive Plan was approved.

Number of votes cast for the proposal	10,724,757
Number of votes cast against the proposal	3,649,245
Number of abstentions	78,084
Number of broker non-votes	517,283

Item 5. Other Information.
     On November 6, 2009, the Company’s Board of Directors appointed Sanju K. Bansal to serve as a member of the Board of Directors and of its Governance Committee. Mr. Bansal is Executive Vice President, Chief Operating Officer and Secretary of MicroStrategy Incoporated. He has served as Executive Vice President and Chief Operating Officer since 1993. Mr. Bansal has been a member of MicroStrategy’s board of directors since September 1997 and has served as Vice Chairman of its board of directors since November 2000. Prior to joining MicroStrategy as Vice President, Consulting in 1990, Mr. Bansal was a consultant at Booz Allen & Hamilton, a worldwide technical and management consulting firm, from 1987 to 1990. Mr. Bansal received an S.B. in Electrical Engineering from the Massachusetts Institute of Technology and an M.S. in Computer Science from The Johns Hopkins University. Mr. Bansal will receive compensation for his services similar to other non-employee directors of the Company, including a $15,000 annual retainer, and it is anticipated that he will be granted options to purchase 30,000 shares of the Company’s common stock in connection with his appointment to the Board of Directors.
Item 6. Exhibits.
     (a) Exhibits:
*3.1	Certificate of Incorporation of The Advisory Board Company, as amended

#3.2	Amended and Restated Bylaws of The Advisory Board Company

*3.3	Form of Common Stock Certificate

+10.1	The Advisory Board Company 2009 Stock Incentive Plan

+10.2	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans

+10.3	Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans

+10.4	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans

10.5	Form of Indemnification Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Company’s registration statement on Form S-1, declared effective by the U.S. Securities and Exchange Commission on November 9, 2001.

#	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2007 and incorporated herein by reference.

+	Filed as Exhibits to the Company’s Current Report on Form 8-K filed on September 16, 2009 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: November 9, 2009	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
10.5	Form of Indemnification Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350