Form 10-Q
period 2009-12-31
ADVISORY BOARD CO
filed 2010-02-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of February 5, 2009, the company had outstanding 15,465,054 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADVISORY BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,901	$23,746
Marketable securities	11,417	8,385
Membership fees receivable, net	145,094	116,739
Prepaid expenses and other current assets	3,716	5,113
Deferred income taxes	4,516	3,083

Total current assets	203,644	157,066
Property and equipment, net	22,703	34,156
Intangible assets, net	9,668	4,463
Restricted cash	2,500	—
Goodwill	37,174	24,563
Deferred incentive compensation and other charges	36,867	26,737
Deferred income taxes	10,926	7,555
Other non-current assets	5,000	—
Marketable securities	47,768	61,718

Total assets	$376,250	$316,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$180,556	$150,609
Accounts payable and accrued liabilities	52,898	35,777
Accrued incentive compensation	9,296	7,320

Total current liabilities	242,750	193,706
Long-term deferred revenues	21,927	19,869
Other long-term liabilities	3,306	3,784

Total liabilities	267,983	217,359

Stockholders’ equity:
Common stock, par value $0.01; 90,000,000 shares authorized, 21,765,700 and 21,744,456 shares issued as of December 31, 2009 and March 31, 2009, respectively, and 15,465,054 and 15,558,894 shares outstanding as of December 31, 2009 and March 31, 2009, respectively	218	217
Additional paid-in capital	239,774	233,794
Retained earnings	140,873	134,492
Accumulated elements of other comprehensive income	1,312	1,307
Treasury stock, at cost 6,300,646 and 6,185,562 shares at December 31, 2009 and March 31, 2009, respectively	(273,910)	(270,911)

Total stockholders’ equity	108,267	98,899

Total liabilities and stockholders’ equity	$376,250	$316,258

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue	$60,893	$59,315	$175,919	$174,157
Costs and expenses:
Cost of services	32,080	29,743	93,185	87,290
Member relations and marketing	13,809	13,532	39,502	38,988
General and administrative	7,662	6,841	23,264	20,950
Depreciation and amortization	1,387	1,438	5,008	3,848
Write-off of capitalized software	—	—	7,397	—

Income from operations	5,955	7,761	7,563	23,081
Other income, net	603	774	2,149	2,926

Income before provision for income taxes	6,558	8,535	9,712	26,007
Provision for income taxes	(2,249)	(2,705)	(3,331)	(8,444)

Net income	$4,309	$5,830	$6,381	$17,563

Earnings per share:
Net income per share — basic	$0.28	$0.37	$0.41	$1.05
Net income per share — diluted	$0.27	$0.37	$0.41	$1.04
Weighted average number of shares outstanding:
Basic	15,511	15,889	15,531	16,724
Diluted	15,701	15,911	15,657	16,870
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,381	$17,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,008	3,848
Write-off of capitalized software	7,397	—
Amortization of intangible assets	890	712
Deferred income taxes	(9,192)	2,927
Excess tax benefits from share-based compensation	—	(291)
Stock-based compensation expense	10,060	9,652
Amortization of marketable securities premiums	469	524
Changes in operating assets and liabilities:
Membership fees receivable	(28,015)	(36,095)
Prepaid expenses and other current assets	1,409	608
Deferred incentive compensation and other charges	(10,130)	(4,258)
Deferred revenues	30,532	34,224
Accounts payable and accrued liabilities	11,176	(859)
Accrued incentive compensation	1,976	(761)
Other long-term liabilities	(478)	2,313

Net cash provided by operating activities	27,483	30,107

Cash flows from investing activities:
Purchases of property and equipment	(939)	(12,633)
Capitalized external use software development costs	(496)	(728)
Cash paid for acquisition, net of cash acquired	(11,100)	(18,592)
Cash in escrow	(2,500)	—
Redemptions and sales of marketable securities	20,350	78,054
Purchases of marketable securities	(9,965)	(13,079)
Cost basis investment and loan	(5,000)	—

Net cash (used in) / provided by investing activities	(9,650)	33,022

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	214	421
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(2)	(390)
Proceeds from issuance of common stock under employee stock purchase plan	109	282
Excess tax benefits from stock-based awards	—	291
Purchases of treasury stock	(2,999)	(56,491)

Net cash used in financing activities	(2,678)	(55,877)

Net increase in cash and cash equivalents	15,155	7,242
Cash and cash equivalents, beginning of period	23,746	17,907

Cash and cash equivalents, end of period	$38,901	$25,149

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company and its subsidiaries (the “Company”) provide best practices research, analysis, executive education and leadership development, business intelligence software tools, management and advisory services and installation support to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and universities and other education institutions through discrete programs. The Company’s program offerings focus on business strategy, operations, and general management issues. Best practices research identifies, analyzes, and describes specific management initiatives, strategies, and processes that produce the best results in solving common problems or challenges. Members of each program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence software tools. Memberships in each of the Company’s best practices research programs are renewable at the end of their membership contracts. Programs providing best practices and installation support and management and advisory services help participants accelerate the adoption of best practices profiled in the Company’s research studies, and are not individually renewable.
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
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2009 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and nine months ended December 31, 2009 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2010, or any other period within the Company’s fiscal year 2010. The Company has evaluated subsequent events through February 9, 2010, the date the consolidated financial statements were issued.
Note 2. Recent accounting pronouncements
Accounting pronouncements not yet adopted
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605) — Multiple Deliverable Revenue Arrangements (formerly Emerging Issues Task Force (“EITF”) Issue 08-1). This guidance updates the existing multiple-element revenue arrangements guidance currently included under Accounting Standards Codification (“ASC”) 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the Company beginning April 1, 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Note 3. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 2009
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$20,980	$20,582	$461	$63
Washington, D.C. tax exempt obligations	2,552	2,516	36	—
Tax exempt obligations of other states	35,653	34,055	1,679	81

	$59,185	$57,153	$2,176	$144

	As of March 31, 2009
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$30,153	$29,525	$666	$38
Washington, D.C. tax exempt obligations	3,618	3,549	69	—
Tax exempt obligations of other states	36,332	35,010	1,322	—

	$70,103	$68,084	$2,057	$38

     The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2009
	Fair market	Amortized
	value	cost
Matures in less than 1 year	$11,417	$11,227
Matures after 1 year through 5 years	29,261	27,527
Matures after 5 years through 10 years	18,507	18,399

	$59,185	$57,153

     The weighted average maturity on all marketable securities held by the Company as of December 31, 2009 was approximately 3.8 years. Pre-tax net unrealized gains on the Company’s investments of $2.0 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $0.2 million is related to investments that mature before December 31, 2010. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
Note 4. Acquisitions
     On December 31, 2009, the Company acquired substantially all of the assets of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”), a leading health care industry management and advisory firm focused on hospital-physician integration and physician practice management. The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The $16.9 million total purchase price consists of $11.1 million of cash paid to the Southwind equity holders, net of $0.2 million in cash acquired, and the fair value of estimated additional contingent payments of $5.6 million. These additional contingent payments will become due and payable to Southwind equity holders if certain milestones are met over the evaluation periods beginning at the acquisition date extending through December 31, 2014. Changes to the fair value of these contingent payments will be recorded in the Company’s consolidated statement of income. An escrow account containing $2.5 million in restricted cash was established as part of the acquisition in order to cover a portion of these contingent payments.

     The total purchase price was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of December 31, 2009. The Company’s fair value of identifiable tangible and intangible assets was based, in part, on a valuation completed by an independent valuation firm using an income approach from a market participant perspective, and estimates and assumptions provided by management. Of the total estimated purchase price, $1.9 million was allocated to acquired assets, $1.5 million was allocated to assumed liabilities and $5.6 million was allocated to intangible assets which consist of the value assigned to customer related intangibles of $5.5 million, primarily customer relationships and trademarks, and employee related intangibles of $0.1 million. The acquired customer and employee related intangibles have estimated lives ranging from six months to nine years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.2 years. Approximately $10.8 million was allocated to goodwill which represents synergistic benefits expected to be generated from scaling Southwind’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.
     Acquisition related transaction costs of $0.5 million, including actual and estimated legal, accounting and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying consolidated statements of income for the three and nine months ended December 31, 2009. The unaudited financial information for the three and nine months ended December 31, 2009 does not include Southwind’s results of operations as the acquisition occurred on December 31, 2009.
Note 5. Other non-current assets
     In June 2009 the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers. In addition, the Company entered into a licensing agreement with that company. The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment at December 31, 2009 is $5.0 million and is included in other non-current assets on the Company’s consolidated balance sheets. The convertible preferred stock carries a dividend rate of 8% that is payable if and when declared by its board of directors. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2009.
Note 6. Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain of its membership programs, the Company provides software tools under hosting arrangements where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and only receive access to the software tools during the term of their membership agreement. In accordance with ASC 985-605-55, Revenue Recognition — Hosting Arrangements, the development costs of this software are accounted for in accordance with ASC 350-40, Internal-Use Software. Software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
     The acquired developed technology is classified as property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of income. Acquired developed software is amortized over its estimated useful life of nine years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization for the three and nine months ended December 31, 2009 was approximately $80,000 and $240,000, respectively.

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

	As of
	December 31,	March 31,
	2009	2009
Leasehold improvements	$15,270	$15,151
Furniture, fixtures and equipment	16,014	16,199
Software	19,230	27,285

Property and equipment, gross	50,514	58,635
Accumulated depreciation and amortization	(27,811)	(24,479)

Property and equipment, net	$22,703	$34,156

     The Company applies the provisions of ASC 360-10, Impairment of Long-Lived Assets, when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated discounted future cash flows, the assets are written down to their estimated fair value. At September 30, 2009, the Company concluded that certain capitalized software development costs were not fully recoverable. As a result, the Company recognized an impairment on capitalized software of $7.4 million during the quarter ended September 30, 2009. For further discussion of the impairment and the valuation method used, see Note 8. “Fair value measurements.” The Company believes that no such impairment indicators existed during the three months ended December 31, 2009.
Note 7. Goodwill and other intangibles
     Included in the Company’s goodwill and other intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2009.
     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from six months to ten years. As of December 31, 2009, the weighted average estimated useful life of acquired intangibles is 6.4 years with a weighted average remaining life of approximately 5.8 years. As of December 31, 2009, the weighted average estimated useful life on internally developed intangibles is 5.0 years with a weighted average remaining life of approximately 4.4 years. The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of December 31, 2009			As of March 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$2,469	$(430)	$2,039	$1,973	$(231)	$1,742
Acquired intangibles:
Developed software	738	(664)	74	738	(554)	184
Customer relationships	3,600	—	3,600	—	—	—
Trademarks	1,500	—	1,500	—	—	—
Non-compete agreements	100	—	100	—	—	—
Customer contracts	3,713	(1,358)	2,355	3,313	(776)	2,537

Total other intangibles	$12,120	$(2,452)	$9,668	$6,024	$(1,561)	$4,463

     Amortization expense for other intangible assets for the three months ended December 31, 2009 and 2008, recorded in cost of services on the accompanying consolidated statements of income, was approximately $355,000 and $266,000, respectively. Amortization expense for other intangible assets for the nine months ended December 31, 2009 and 2008, recorded in cost of services on the accompanying consolidated statements of income, was approximately $890,000 and $712,000, respectively. The following approximates the anticipated aggregate amortization expense for the remaining three months of the fiscal year ended March 31, 2010; for each of the fiscal years ended March 31, 2011, 2012, and 2013; and for the fiscal year ending March 31, 2014 and beyond: $0.8 million, $2.3 million, $1.4 million, $1.2 million, and $4.0 million, respectively.
Note 8. Fair value measurements
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
     Restricted cash: This includes all cash and liquid investments held in escrow with an original maturity of three months or less from the date acquired. The carrying amount approximates fair value because of the short maturity of these instruments. The Company’s restricted cash is held at a major commercial bank.
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

     The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

		Fair value measurement as of December 31, 2009
	Fair value	using fair value hierarchy
	as of December 31, 2009	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$38,901	$38,901	—	—
Restricted cash (1)	2,500	2,500	—	—
Available-for-sale marketable securities (2)	59,185	59,185	—	—

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using quoted market prices of identical assets. For further detail, see Note. 3. “Marketable securities.”
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
Note 9. Stock-based compensation
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
     The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 1,055,000, plus the shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). As of December 31, 2009, there were 654,289 shares available for issuance under the 2005 Plan and 1,253,327 under the 2009 Plan.
     Stock option activity. During the three and nine months ended December 31, 2009, the Company granted 30,000 and 950,050 stock options with a weighted average exercise price of $26.54 and $19.05, respectively. During the three months ended December 31, 2008, the Company did not grant any stock options. During the nine months ended December 31, 2008, the Company granted 437,911 stock options with a weighted average exercise price of $44.64. The weighted average fair value of the stock option grants are in the valuation assumptions table below. During the three and nine months ended December 31, 2009, participants exercised 11,500 options. There were no exercises of stock options during the three months ended December 31, 2008. During the nine months ended December 31, 2008, participants exercised 18,625 options.
     In September 2009 certain members of the Company’s senior management and Board of Directors voluntarily surrendered an aggregate of 830,025 stock options (both vested and unvested) having exercise prices between $51.56 per share and $60.60 per share. The individuals who surrendered options received nothing in return, and were promised nothing in return, such as future equity grants to replace the surrendered options. The Company does not plan to vary its equity grant practices as a result of this cancellation. In accordance with ASC 718-20-35-9, Awards Classified as Equity — Cancellation and Replacement, the Company accelerated the remaining expense on these cancelled awards that resulted in pre-tax charges of approximately $0.7 million recorded in cost of services, $0.1 million recorded in member relations and marketing, and $1.1 million recorded in general and administrative expense during the three months ended September 30, 2009. This cancellation created tax shortfalls that resulted in the reversal of $4.4 million of deferred tax assets. The reversal of these deferred tax assets resulted in a decrease to additional paid-in capital as the Company has a sufficient pool of excess tax benefits.
     Restricted stock unit activity. The Company did not grant RSUs during the three months ended December 31, 2009 or 2008. During the nine months ended December 31, 2009 and 2008, the Company granted 76,500 and 165,433 RSUs, respectively. The weighted average grant date fair value of RSUs granted for the nine months ended December 31, 2009 and 2008 was $18.60 and $44.76, respectively. There were no shares of common stock issued for vested RSUs during the three months ended December 31, 2009 or 2008. During the nine months ended December 31, 2009 and 2008, participants received 5,485 shares and 18,077 shares of common stock relating to the vesting of RSUs, respectively. There were no shares withheld to satisfy employee tax withholdings during the three months ended December 31, 2009 or 2008. During the nine months ended December 31, 2009 and 2008, 77 shares and 7,162 shares were withheld to satisfy minimum employee tax withholding of $2,000 and $390,000, respectively.

     Valuation assumptions. The Company calculates the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. The following average key assumptions were used in the model to value stock option grants for each respective period:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Stock option grants:
Risk-free interest rate	1.4%	—	1.6%	2.9%
Expected lives in years	3.0	—	4.0	4.0
Expected volatility	41.5%	—	37.6%	28.3%
Dividend yield	0.0%	—	0.0%	0.0%
Weighted average grant date fair value of options granted	$7.86	—	$6.01	$12.07
     Employee stock purchase plan. The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of December 31, 2009, a total of 760,882 shares were available for issuance under the ESPP. During the three and nine months ended December 31, 2009, the Company issued 1,307 shares and 4,259 shares under the ESPP at an average price of $29.12 per share and $25.68 per share, respectively. During the three and nine months ended December 31, 2008, the Company issued 3,782 and 10,935 shares under the ESPP at an average price of $18.96 and $25.73 per share, respectively.
     Compensation expense. The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs and for shares issued under the Company’s ESPP according to FASB ASC 718-10, Share-Based Payment, for the three and nine months ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$786	$1,164	$3,374	$3,323
Member relations and marketing	492	635	1,650	1,831
General and administrative	911	1,520	5,036	4,498
Depreciation	—	—	—	—

Total costs and expenses	2,189	3,319	10,060	9,652

Income from operations	(2,189)	(3,319)	(10,060)	(9,652)

Net income	$(1,438)	$(2,267)	$(6,609)	$(6,515)

Impact on diluted earnings per share	$0.09	$0.14	$0.42	$0.39

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Stock-based compensation by award type:
Stock options	$718	$1,925	$5,784	$5,770
Restricted stock units	1,469	1,382	4,270	3,834
Employee stock purchase rights	2	12	6	48

Total stock-based compensation	$2,189	$3,319	$10,060	$9,652

     As of December 31, 2009, $13.5 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.3 years.

Note 10. Earnings per share
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	15,511	15,889	15,531	16,724
Dilutive impact of stock options	103	15	74	113
Dilutive impact of restricted stock units	87	7	52	33

Diluted weighted average common shares outstanding	15,701	15,911	15,657	16,870

     The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Anti-dilutive stock options and restricted stock units	2,007	3,076	2,582	2,772
Note 11. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the three and nine months ended December 31, 2009 was $4.1 million and $6.4 million, respectively. Comprehensive income was $6.9 million and $17.0 million for the three and nine months ended December 31, 2008, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are composed solely of net unrealized gains and losses on marketable securities, net of applicable income taxes.
Note 12. Income taxes
     FASB ASC 805-740, Income Taxes, prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for either of the three or nine month periods ended December 31, 2009 or 2008. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2005.
Note 13. Stockholders’ equity
     In April 2008 the Company’s Board of Directors authorized an increase in its cumulative share repurchase program to $350 million of the Company’s common stock. As of December 31, 2009, $43.0 million is available for repurchase of shares under the authorization. For the three and nine months ended December 31, 2009, 76,230 shares and 115,084 shares were repurchased under this program, respectively. For the three and nine months ended December 31, 2008, 512,152 shares and 1,778,290 shares were repurchased under this program, respectively. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations.
     As of December 31, 2009 and March 31, 2009, the Company had repurchased 7,300,646 shares and 7,185,562 shares of the Company’s common stock, respectively, at a total cost of $307.0 million and $304.0 million, respectively. Of these repurchased shares, 1,000,000 shares have been retired.

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
Overview
     We provide best practices research, analysis, executive education and leadership development, business intelligence software tools, management and advisory services and installation support and provide membership to approximately 2,800 organizations including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and universities and other education institutions through discrete programs. Our program offerings focus on business strategy, operations, and general management issues. Best practice research identifies, analyzes, and describes specific management initiatives, strategies, and processes that produce the best results in solving common problems or challenges. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence software tools.
     Our membership business model allows us to focus on a broad set of issues relevant to our member organizations, while promoting frequent use of our programs and services by our members. Our revenue was $175.9 million in the nine months ended December 31, 2009 compared to $174.2 million the nine months ended December 31, 2008, and our contract value was $253.7 million as of December 31, 2009 compared to $230.9 million as of December 31, 2008. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 34 of our programs are renewable at the end of their membership contract term, the majority of which are 12 months in length. Our other ten best practices programs provide installation support and management and advisory services. These memberships help members accelerate the adoption of best practices profiled in our research studies and are not individually renewable.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development, and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs, and amortization of acquired developed technology. Included in our operating costs for each year presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.

Critical accounting policies
     Our accounting policies, which are in compliance with GAAP, require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. In our 2009 Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our last fiscal year ended March 31, 2009.
Results of operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	52.7%	50.1%	53.0%	50.1%
Member relations and marketing	22.7%	22.8%	22.5%	22.4%
General and administrative	12.6%	11.5%	13.2%	12.0%
Depreciation and amortization	2.3%	2.4%	2.8%	2.2%
Write-off of capitalized software	—	—	4.2%	—

Income from operations	9.8%	13.1%	4.3%	13.3%
Other income, net	1.0%	1.3%	1.2%	1.7%

Income before provision for income taxes	10.8%	14.4%	5.5%	14.9%
Provision for income taxes	(3.7)%	(4.6)%	(1.9)%	(4.8)%

Net income	7.1%	9.8%	3.6%	10.1%

Three and nine months ended December 31, 2009 and 2008
     Overview. Revenue increased 2.7% to $60.9 million for the three months ended December 31, 2009 from $59.3 million for the three months ended December 31, 2008, and for the nine months ended December 31, 2009 revenue increased 1.0% to $175.9 million from $174.2 million for the same period in 2008. Net income for the three and nine months ended December 31, 2009 was $4.3 million and $6.4 million, respectively. Net income for the three and nine months ended December 31, 2008 was $5.8 million and $17.6 million, respectively. The decrease in net income during fiscal 2010 is primarily due to two non-cash charges. During the three months ended September 30, 2009 certain members of the Company’s senior management and Board of Directors voluntarily surrendered for cancellation a total of 830,025 options that had exercise prices between $51.56 per share and $60.60 per share. This cancellation led to a nonrecurring non-cash charge during the quarter of $1.9 million. Also during the three months ended September 30, 2009 we recognized a $7.4 million non-cash charge resulting from the write-off of capitalized software.
     Revenue. Total revenue increased 2.7% to $60.9 million for the three months ended December 31, 2009 from $59.3 million for the three months ended December 31, 2008. Total revenue increased 1.0% to $175.9 million for the nine months ended December 31, 2009 from $174.2 million for the nine months ended December 31, 2008. The increases in revenue were primarily due to the introduction and expansion of new programs, the cross-selling of existing programs to existing members, and, to a lesser degree, the addition of new member organizations, and price increases. Our contract value increased 9.9% to $253.7 million for the third quarter of fiscal 2010 from $230.9 million for the third quarter of fiscal 2009. The increase in contract value was primarily due to the introduction and expansion of new programs, cross-selling of existing programs to existing members, the acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) and, to a lesser degree, the addition of new member organizations, and price increases. We offered 44 membership programs as of December 31, 2009 and 40 membership programs as of December 31, 2008.

     Cost of services. Cost of services increased 7.9% to $32.1 million for the three months ended December 31, 2009 from $29.7 million for the three months ended December 31, 2008. Cost of services increased 6.8% to $93.2 million for the nine months ended December 31, 2009 from $87.3 million for the nine months ended December 31, 2008. The increase in cost of services was primarily due to increased licensing fees, personnel, meetings, and deliverable costs from the expansion of new programs launched during the calendar year. We also recognized an accelerated stock-based compensation charge of $0.7 million in the nine months ended December 31, 2009.
     As a percentage of revenue, cost of services increased to 52.7% and 53.0% for the three and nine months ended December 31, 2009 and 50.1% for both of the three and nine months ended December 31, 2008 due to the factors listed above.
     Member relations and marketing. Member relations and marketing expense increased 2.0% to $13.8 million for the three months ended December 31, 2009 from $13.5 million for the three months ended December 31, 2008. Member relations and marketing expense increased 1.3% to $39.5 million for the nine months ended December 31, 2009 from $39.0 million for the nine months ended December 31, 2008. The small increase in member relations and marketing was primarily due to an increase in member relations personnel and related costs required to serve the expanding membership base. In addition, we recognized an accelerated stock-based compensation charge of $0.1 million in the three months ended September 30, 2009 in connection with the voluntary surrender of certain stock options.
     As a percentage of revenue, member relations and marketing was 22.7% and 22.5% for the three and nine months ended December 31, 2009 and 22.8% and 22.4% for the three and nine months ended December 31, 2008.
     General and administrative. General and administrative expense increased 12.0% to $7.7 million for the three months ended December 31, 2009 from $6.8 million for the three months ended December 31, 2008. This increase in general and administrative expense is primarily due to increased new product development costs in addition to $0.5 million in transaction costs resulting from the Southwind acquisition, partially offset by lower stock-based compensation costs. General and administrative expense increased 11.0% to $23.3 million for the nine months ended December 31, 2009 from $21.0 million for the nine months ended December 31, 2008. For the nine months ended December 31, 2009, the increase in general and administrative expense is primarily due to the reasons mentioned above and an accelerated stock-based compensation charge of $1.1 million recorded in the nine months ended December 31, 2009, in connection with the voluntary surrender of certain stock options.
     As a percentage of revenue, general and administrative expense was 12.6% and 13.2% for the three and nine months ended December 31, 2009 and 11.5% and 12.0% for the three and nine months ended December 31, 2008.
     Depreciation and amortization. Depreciation and amortization expense was $1.4 million for the three months ended December 31, 2009 and 2008. Depreciation and amortization expense increased to $5.0 million for the nine months ended December 31, 2009 from $3.8 million for the nine months ended December 31, 2008. This increase is primarily due to increased amortization expense from developed capitalized internal-use software tools and the amortization of costs related to the expansion of additional floors in our headquarters facility under the terms of our lease agreement.
     Write-off of capitalized software. During the nine months ended December 31, 2009, we recognized an impairment charge on capitalized internally developed software assets of $7.4 million with no comparable expense in the prior year period.
     Other income, net. Other income, net consists of interest income and gains/losses on foreign exchange rates. Other income, net decreased to $0.6 million for the three months ended December 31, 2009, from $0.8 million for the three months ended December 31, 2008. Interest income decreased to $0.6 million for the three months ended December 31, 2009, from $0.8 million in the same period of the prior year due to a lower average balance in marketable securities, as well as a lower average interest rate. Other income, net decreased to $2.1 million for the nine months ended December 31, 2009, from $2.9 million for the nine months ended December 31, 2008. Interest income decreased to $1.8 million for the nine months ended December 31, 2009, from $2.9 million in the same period of the prior year due to a lower average balance in marketable securities, as well as a lower average interest rate. As a result of fluctuating currency rates, we recognized a foreign exchange gain of $0.3 million in the nine months ended December 31, 2009, with no significant amount recorded in the three months ended December 31, 2009. The effect of the movement in foreign exchange rates on our income statement was immaterial during the three and nine months ending December 31, 2008.

     Provision for income taxes. Our provision for income taxes was $2.2 million and $2.7 million for the three months ended December 31, 2009 and 2008, respectively. Our provision for income taxes was $3.3 million and $8.4 million for the nine months ended December 31, 2009 and 2008, respectively. Our effective tax rate during the three months ended December 31, 2009 was 34.3%, compared to 31.7% for the three months ended December 31, 2008 and was 34.3% for the nine months ended December 31, 2009, compared to 32.5% for the nine months ended December 31, 2008. The increase in tax rate is due primarily to an increase in our Washington, D.C. statutory income tax rate from 0% to 6% as of January 1, 2009 in accordance with the District of Columbia’s New E-conomy Transformation Act of 2000.
     Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plans for the three and nine months ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$786	$1,164	$3,374	$3,323
Member relations and marketing	492	635	1,650	1,831
General and administrative	911	1,520	5,036	4,498
Depreciation	—	—	—	—

Total costs and expenses	2,189	3,319	10,060	9,652

Income from operations	(2,189)	(3,319)	(10,060)	(9,652)

Net income	$(1,438)	$(2,267)	$(6,609)	$(6,515)

Impact on diluted earnings per share	$0.09	$0.14	$0.42	$0.39

     Included in costs and expenses for the nine months ended December 31, 2009 are pre-tax charges relating to the acceleration of the remaining expense on cancelled stock option awards of approximately $0.7 million recorded in cost of services, $0.1 million recorded in member relations and marketing, and $1.1 million recorded in general and administrative expense.
     As of December 31, 2009, $13.5 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.3 years.
Liquidity and capital resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during the next 12 months. We had cash, cash equivalents, and marketable securities balances of $98.1 million and $93.8 million at December 31, 2009 and March 31, 2009, respectively. We repurchased $3.0 million and $56.5 million shares of our common stock through our share repurchase program during the nine months ended December 31, 2009 and 2008, respectively.
     Cash flows from operating activities. The combination of profitable operations and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the third and fourth quarters of our fiscal year typically provide the highest quarterly cash flows from operations. Net cash flows provided by operating activities were $27.5 million and $30.1 million for the nine months ended December 31, 2009 and 2008, respectively. The decrease in net cash flows provided by operating activities was primarily due to the decrease in net income for the nine months ended December 31, 2009 compared to the same period in 2008.

     Cash flows from investing activities. The Company’s cash management and investment strategy, capital expenditure programs, and acquisition activities affect investing cash flows. Net cash flows used in investing activities were $9.7 million for the nine months ended December 31, 2009. Net cash flows provided by investing activities were $33.0 million for the nine months ended December 31, 2008.
     Investing activities for the nine months ended December 31, 2009 used $9.7 million of cash, primarily consisting of $13.6 million related to the Southwind acquisition and resulting escrow and a $5.0 million investment, partially offset by the net proceeds on the redemption and sales of marketable securities of $10.4 million. Capital expenditures during the nine months ending December 31, 2009 were $1.4 million. Investing activities for the nine months ended December 31, 2008 provided $33.0 million in cash primarily from the net proceeds on the redemption and sales of marketable securities of $65.0 million, which was used primarily for the cash purchase of Crimson for $18.6 million, net of cash received and for capital expenditures of $13.4 million. Capital expenditures during the nine months ended December 31, 2008 included $3.8 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $7.1 million of capitalized software development costs related to our newer programs that include software tools.
     Cash flows from financing activities. We used net cash flows in financing activities of $2.7 million and $55.9 million in the nine months ended December 31, 2009 and 2008, respectively. We repurchased 76,230 and 1,778,290 shares of our common stock at a total cost of approximately $3.0 million and $56.5 million in the nine months ended December 31, 2009 and 2008, respectively, pursuant to our share repurchase program. During the nine months ended December 31, 2009 and 2008, we received approximately $214,000 and $421,000, respectively, from the exercise of stock options. Also in the nine months ended December 31, 2009 and 2008, we received approximately $109,000 and $282,000, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. At December 31, 2009, our marketable securities consisted of $2.6 million in tax-exempt notes and bonds issued by the District of Columbia, $35.6 million in tax-exempt notes and bonds issued by various states, and $21.0 million in U.S. government agency securities. The weighted average maturity on all our marketable securities as of December 31, 2009 was approximately 3.8 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.
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
     Foreign currency risk. Although it represents less than 3% of our revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies. As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by the Company. In the three and nine months ending December 31, 2009, we recorded a foreign currency exchange loss of $22,000 and a foreign currency gain of $0.3 million, respectively, which are included in Other income, net in the consolidated statements of income. The effect of the movement in foreign exchange rates on our income statement was immaterial during the three and nine months ending December 31, 2008.
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
     Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in private companies may not be liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results of operations. As of December 31, 2009, we hold approximately $5.0 million of such investments.

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

			Total Number of		Approximate
			Shares Purchased as	Cumulative Number	Dollar Value of
			Part of Publicly	of Shares Purchased	Shares That May
	Total Number of	Average Price	Announced Plans or	as Part of a Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs	Announced Plan	Under The Plan
October 1 to October 31, 2009	—	$—	—	7,224,416	$44,963,836
November 1 to November 30, 2009	16,000	$25.00	16,000	7,240,416	$44,563,894
December 1 to December 31, 2009	60,230	$26.56	60,230	7,300,646	$42,964,193

Total	76,230	$26.23	76,230

Item 6. Exhibits.
     (a) Exhibits:
*3.1	Certificate of Incorporation of The Advisory Board Company, as amended

#3.2	Amended and Restated Bylaws of The Advisory Board Company

*3.3	Form of Common Stock Certificate

10.1	Letter agreement, dated February 4, 2010, between The Advisory Board Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Company’s registration statement on Form S-1, declared effective by the U.S. Securities and Exchange Commission on November 9, 2001.

#	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: February 9, 2010	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Letter agreement, dated February 4, 2010, between The Advisory Board Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350