Form 10-K
period 2010-03-31
ADVISORY BOARD CO
filed 2010-06-14
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Based upon the closing price of the registrant’s common stock as of September 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $390,385,912.
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 1, 2010 was 15,565,160.

DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

THE ADVISORY BOARD COMPANY

PART I
     Unless the context indicates otherwise, references in this Annual Report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its subsidiaries.
Forward-looking Statements
     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.
     A number of important factors could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in Part I, Item 1A.
Item 1. Business.
Overview
     We provide best practices research and analysis, business intelligence and software tools, and installation support and management and advisory services to the health care and education industries. We launched our first health care program in 1986 and our first education program in 2007. In November 2001 we reincorporated in Delaware and completed our initial public offering. Since 2001, we have increased the total number of discrete programs we offer from 13 to 45. These programs are offered in three key areas: best practices research; business intelligence and software tools; and installation support and management and advisory services. Our best practices research memberships serve as the foundation of intellectual property across all programs and are focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, and analyzing emerging trends within the health care and education industries. Our business intelligence and software tools programs leverage this intellectual capital, allowing members to pair their own operational data with the best practices insights from our research through web based business intelligence and software tools founded upon the critical insights of the industry. Our installation support and management and advisory services programs assist member institutions’ efforts to adopt and implement best practices to improve their own performance.
     Our membership-based model, in which members actively participate in our research and analysis on an annual basis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data, and strategic plans and enables us to provide detailed best practices analyses on current industry issues. Each of our 45 programs targets the issues of a specific executive constituency or business function.
     Each of our programs offer a standardized set of services, allowing us to spread our largely fixed program cost structure across our membership base of participating organizations. This economic model enables us to increase our revenue and operating profit as we expand the membership base of our programs over time and, we believe, permits members to learn about industry best practices and access hosted software solutions at a fraction of the cost of customized analysis, consulting, services, or software development provided by other business services firms.
     For a fixed fee, members of each program have access to an integrated set of services, and most of these programs are renewable, with our member institution renewal rate for each of the last five fiscal years equaling or exceeding 88%. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. We currently serve approximately 2,985 members.

     Our membership includes some of the most prestigious institutions in the United States. As of March 31, 2010, all 21 of the top hospitals as ranked by U.S. News and World Report were members, including The Cleveland Clinic, The Johns Hopkins Hospital, Massachusetts General Hospital, and Stanford Hospital and Clinics. Our membership also includes leading pharmaceutical and biotech companies, health care insurers, and medical device companies, such as Johnson & Johnson Health Care Systems, Inc., Medtronic, Inc., and Bristol-Myers Squibb. Following our launch of programs serving education organizations in fiscal 2008, we have added a number of high profile higher education institutions, including University of California-Berkeley, Syracuse University, University of Southern California, University of Virginia, University of North Carolina at Chapel Hill, and Washington University. Within our member organizations, we serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach more than 6,400 chief executive and chief operating officers and 75,000 senior executives, clinical leaders, department heads, and product-line managers.
The Health Care Market
     We primarily serve health care organizations, a sector providing critical services to the community and one that comprises a large and growing industry. The Centers for Medicare and Medicaid Services estimates that spending in the United States for health care services will be $2.6 trillion in 2010 and projects spending will grow at an annual rate of approximately 6% through 2019.
     Health care organizations rely on business services firms to help them develop strategies, consolidate and analyze data, improve operations and processes, and train staff in order to remain competitive in the dynamic industry environment. We believe that the following characteristics of the health care industry make it especially suited for our business model of standardized delivery of professional information services and software tools rooted in best practices:
•	Common and Complex Industry-Wide Issues. Health care organizations of all sizes face many of the same complex strategic, operational, and management issues, including increasing revenue, reducing costs, overcoming labor shortages, managing clinical innovation, improving productivity, reengineering business processes, increasing clinical quality, improving manager effectiveness and physician performance, and complying with new government regulations. Because the delivery of health care services is based on very complex, interrelated processes, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

•	Fragmented Industry. Our target market within the health care industry consists of over 5,000 current or potential members in the United States and internationally. This target market includes many health care providers that deliver health care services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

•	Willingness to Share Best Practices. We believe that health care organizations have a relatively high propensity to share best practices. Many hospitals and health systems are non-profit organizations or compete in a limited geographic market and do not consider organizations outside their market to be their competitors. In addition, the health care industry has a long tradition of disseminating information as part of ongoing medical research and education activities.

•	Value Orientation. A membership model that provides access to best practices and business intelligence tools on a shared-cost basis appeals to many value focused health care organizations that may otherwise be hesitant to make discretionary investments to commission an exclusive, higher priced, customized engagement or solution to address their critical issues.
The Education Market
     In addition to serving health care organizations, we expanded our program offerings in fiscal 2008 to provide similar best practices research and analysis services to universities and other education institutions. We currently offer three industry-specific programs, which represented approximately 3% of our revenue during fiscal 2010.
     We selected the education market as an area for expansion due to the size of the market, with post-secondary education in the United States estimated by the U.S. Department of Education to be a $386 billion industry with more than 6,500 institutions and 18 million students, and because universities and other education institutions share many similar characteristics with our core health care market. Specifically, higher education institutions share a mission-driven orientation, common and complex problems, fragmented markets, an inclination to share best practices, and a value focus. As with health care, we believe these characteristics make this industry well suited to our business model of low cost, standardized delivery of professional information services and software tools rooted in shared best practices.
Business Strategy
     To capitalize on the favorable characteristics of our target markets, we continue to develop and operate membership-based programs that address the critical issues facing our members in a standardized manner through research, analytics, and software tools rooted in shared best practices.
Capitalize on Membership-Based Business Model
     We believe our membership-based business model is a key to our success. Our membership model enables us to target issues of relevance to a broad audience of similar organizations and to draw on their experience to identify proven and high value solutions. At the same time, our economic model and fixed-fee pricing promote frequent use of our programs and services by our members, which we believe increases value received and program loyalty.
Deliver Superior Value Proposition
     Our programs offer access to best practices and software tools at a fraction of the cost that other business services firms charge to provide a comparable customized analysis or solution. Members use our programs to improve the effectiveness of their organizations by increasing productivity, reducing operating costs, and increasing revenue. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve through the successful application of even a subset of the best practices and software tools that they receive as members of a particular program. Our member institution renewal rate for each of the last five fiscal years equaled or exceeded 88%.
Focus on Best Practices Research and Tools
     We focus on providing research, analysis, services and tools based on demonstrated best practices within the health care and education industries. Our focus on deep vertical markets has enabled us to develop a membership that includes progressive and highly regarded institutions where many industry issues are first identified and where many of the best practices originate. We believe that these organizations will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, industry-wide basis and that our reputation and success to date has uniquely positioned us as a leading source for identifying, evaluating, communicating, and providing solutions that respond to evolving market needs.
Continue Research, Analysis, and Decision Support Excellence
     The quality of our research, analysis, and decision support is a critical component of our success. Experienced program directors are responsible for assuring that our research methodology is applied to all studies and that quality is maintained across all deliverables, solutions, software tools, and programs. We are highly selective in our hiring, recruiting the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis, data mapping, technology development, and presentation skills.
Drive Tangible Results by Incorporating Data and Analytics into Web-Based Business Intelligence and Software Tools
     Through our best practices research, we have identified the need for business intelligence and software tools that consolidate, analyze, benchmark, and report member data in order to gain visibility into areas of opportunity for operational or financial improvement. To meet this member need, we have combined commercially available and proprietary technology with our insight, industry expertise, and standardized data definitions to offer web-based business intelligence and software tools. These tools provide valuable insights by efficiently presenting regularly updated data extracted from what are often numerous and disparate source systems, benchmarking our members’ performance versus other organizations, and allowing them to drill down to transaction-level detail. These sophisticated tools hardwire our existing best practices research into the daily and weekly process flows at the member institutions, thereby allowing a broad group of executives, managers, and front-line leaders to leverage the insights and data in both their daily and strategic decisions. This integrated approach allows our members to achieve ongoing, tangible cost and performance gains and high return on investment. We frequently update our business intelligence and software tools through new features and functionality, research activities, and member input.
Leverage Our Intellectual Capital and Relationships by Providing Best Practices Installation Support and Management Services
     We are able to efficiently leverage the substantial body of our best practices research, case study experience, and relationships we have amassed to support members in installing best practices solutions or providing templated management support, thereby generating additional revenue for a low incremental cost to us to serve. Our research programs produce the best practices that we use to create the management tools and executive education modules that comprise our best practices installation engagements, which are sold as discrete products for a separate fee. Our research and software programs also provide a platform and source for identifying member organizations that seek additional assistance in adopting the best practices profiled in our research, thereby enhancing our ability to cross-sell our best practices installation engagements and our management services to existing members.
Scaling our Economic Model
     Our economic model enables us to add new members to all of our programs for a low incremental cost per member to us, thereby growing our revenue and improving our operating income as we increase the membership base of our existing programs. We actively cross-sell additional programs to our approximately 2,985 members through a variety of avenues, including sales force visits, presentations at member meetings, and announcements in our research publications and on our website. A significant portion of our programs’ cost structure for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in a program. By addressing issues that affect a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of members and potential members.
Develop New Programs
     Over the last several years, we have added three to four new programs per year, which we cross-sell to existing members and use to attract new member institutions. Pulling from a large pipeline of potential program concepts, each year we pursue a rigorous and templated research process, involving industry thought-leaders from progressive and well-known organizations as advisors and conducting hundreds of member interviews, through which we apply our defined new program development criteria to identify our specific program launches. Prior to officially rolling out a program, we typically convert a high percentage of our advisors to paying members, which gives us a recognizable group of early partners to champion to others. In addition to our internal research and development activities relating to new programs, we also intend to continue to expand our portfolio of solutions through strategic partnerships with and acquisitions of companies whose products and services complement our program offerings. Development of new products and successful execution and integration of future acquisitions are integral to our overall strategy as we continue to expand our portfolio of services. We currently plan to continue to launch three to four new programs each year.
Target Non-U.S. Health Care Organizations, Additional Sectors of the Health Care Industry, and other Markets with Similar Characteristics
     We believe that our business model and current memberships provide us significant assets that we can leverage to target health care organizations across an expanded geographic terrain, additional sectors of the health care industry, and verticals outside health care with similar relevant characteristics, such as the education market. We currently offer a Council of International Hospitals program targeted towards international health care institutions that serves approximately 130 non-U.S. health care organizations with research and analysis derived from our work with U.S. health care organizations. Increasingly, we look to provide additional services from our existing U.S.-focused best practices research and business intelligence and software tools programs to international organizations. In addition, we are seeking to leverage our existing Health Care Industry Strategy program to expand our work with pharmaceutical, biotech, health insurance, and medical device companies, as well as with other organizations with interest in U.S. hospital and health system operations, performance, and data. We also plan to continue to expand and grow in our newly developed education market by leveraging our proven new program development process in this vertical and applying relevant learning from our established health care business to serve as a template for growth in this market.

Our Membership
     As of March 31, 2010, our membership consisted of approximately 2,985 members composed of primarily hospitals and health systems, pharmaceutical and biotech companies, as well as health care insurers, medical device and supply companies, and colleges, universities and other educational institutions. Within these organizations, our programs serve a range of constituencies, including both the executive suite and the broader management team. Our programs currently reach over 6,400 chief executive and chief operating officers and more than 75,000 senior executives, clinical leaders, department heads, and product-line managers. No one member accounted for more than 2% of our revenue in any of the last three fiscal years. For each of the fiscal years ended March 31, 2008, 2009, and 2010, we generated approximately 4% of revenue from members outside the United States.
     We seek to involve the country’s most progressive health care and education organizations in our membership. The participation of these members provides us with a window into the latest challenges confronting the industries we serve and the most innovative best practices that we can share broadly throughout our membership. We serve all 21 of the top hospitals listed in the most recent U.S. News and World Report America’s Best Hospitals ranking, 98 of the largest 100 health care delivery systems, 20 of the world’s largest pharmaceutical and medical device companies, and many prestigious universities.
     The following table sets forth information with respect to membership programs, members, and renewals as of the dates shown:

	March 31,
	2006	2007	2008	2009	2010
Membership programs offered	29	32	37	41	45
Total members	2,595	2,662	2,761	2,817	2,985
Member renewal rate (1)	90%	89%	90%	88%	89%
Contract value (in thousands of dollars) (2)	$170,510	$200,094	$230,806	$230,769	$261,110

(1)	For the fiscal year then ended. The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions, or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
Programs and Services
     We currently offer 45 distinct membership programs in three key areas: (1) best practices research, which are focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, and analyzing emerging trends; (2) business intelligence and software tools, which allow members to pair their own operational data with the best practices insights from our research; and (3) installation support and management and advisory services, which assist member institutions’ efforts to adopt and implement best practices to improve their own performance.
     Each year, our staff of research managers and analysts conducts thousands of interviews with industry executives on a large number of substantive areas, including:
•	revenue cycle management

•	health system cost reduction

•	clinical reform and models for physician collaboration to impact quality, revenue, and cost

•	operational efficiency

•	hospital and university department operations

•	pharmaceutical and medical device technology management

•	strategic approach to problem solving and innovation

•	elevating clinical quality

•	measuring and improving student learning outcomes

•	nursing and academic faculty recruitment, retention, and productivity

•	competing for scarce research funding
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
     We focus our members’ senior management on important problems by providing an analysis of best practices used by some of the most successful organizations to solve those problems, and by providing tools and services to accelerate the adoption of best practices within our member institutions. In fiscal 2010, we published approximately 44 new best practices research reports, performed more than 195 member meetings and 2,200 on-site seminars to approximately 2,000 member organizations reaching more than 40,000 executive and managerial participants, produced more than 1,300 customized research reports, served more than 30,000 users via web-based business intelligence and software tools, and provided content to over 85,000 registered users via our password-protected website and email.
     The information that we derive from our existing relationships with members is critical to our business strategy. As a result of these relationships, we are provided a unique window into our members’ needs, and we are able not only to adjust the research agendas of our existing programs but also to offer new programs and services to meet our members’ changing needs. Over time, we have broadened our offerings, moving from research programs largely focused on strategic issues to a more expansive set of research and installation support programs that provide information and tools to address strategic, operational, and management issues, as well as programs anchored by web-based business intelligence and software tools that serve as a conduit to in-depth analysis and integration of best practices into operations. We have introduced programs through acquisitions, most recently Southwind Health Partners, L.L.C. and Southwind Navigator LLC, which expands our physician alignment product offerings, and Concuity Services, Inc., which supplements our revenue-cycle program offerings. For additional information regarding our recent acquisitions, see Note 5, “Acquisitions” and Note 18, “Subsequent Events” of our Consolidated Financial Statements. Having evolved our offerings, we have also achieved deeper penetration into each of our member organizations, allowing a broader group of executives, managers, and front-line leaders access to insight and tools required for both their daily and more strategic decisions.
Program Attributes
     Our programs may include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry service, business intelligence and software tools, management and advisory services, and best practices installation support. Each program typically charges a separate annual membership fee that is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. Most programs are renewable. The specific membership services vary by program and change over time as services are periodically added or removed. Institutions can only access our services within a program if they are members of the relevant program. The types of services provided include:

     Best Practices Research Programs
     Each of our 21 best practices research programs is targeted at a specific member executive, addressing specific strategic challenges, operational issues, and management concerns for the respective constituent each year. Each program includes access to studies, executive education, proprietary databases and online services, and executive briefings, among other services as we continue to innovate the programs. Each best practices research program typically publishes two to four best practices research studies or modules annually, and in fiscal 2010, we published approximately 44 best practices research studies. We design each study and module to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to 250 pages of research content. Research studies usually include an up-front essay framing the major business issues and sections describing up to 20 specific and proven best practices. Consistent application of our research methodology and extensive staff member training across all programs enables us to maintain research quality across all of our programs.
     In addition to our research studies, we also deliver an executive education curriculum based on our proprietary research to member institutions nationwide through two channels: general membership meetings and presentations conducted on-site at member organizations. In both settings, we use interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In fiscal 2010, our staff of approximately 25 full- and part-time faculty delivered executive education services to approximately 2,000 member organizations, reaching more than 40,000 executive and managerial participants through more than 195 member meetings, and over 2,200 on-site seminars. These interactions are valuable not only because of the service provided to members, but also because these sessions serve as an important building block of our relationships with members, allowing us the opportunity to gather input about our research agendas and services, generate leads for cross-selling additional programs to existing members, and surface ideas for potential new programs.
     Across our research programs, we also offer a variety of databases, web-based content, and online tools and calculators to increase the utility of our content, analyze an organization’s current performance, and assist the adoption of best practices at member institutions. Each research program maintains a section on our password-protected member website, including such items as best practices, executive modules, online data, audit toolkits, and market forecasting instruments accessible only to members of the program. Through the website, members of each program may search and access the electronic library of research studies, review executive education modules, view meeting schedules, and communicate with our staff and other members.
     To provide our member organizations with industry news and best practices on a more frequent basis than is possible with our longer reports, certain research programs also produce executive briefings that provide short, comprehensive summaries of our research findings, best practices, data, and industry news. Our editorial teams review the nation’s health care news drawn from over 250 sources, including daily newspapers, news wires, magazines, clinical journals, and city business journals, and summarize relevant industry business and clinical news in frequently distributed five- to ten-page reports, available to our members through our password-protected website and by email.
     Business Intelligence and Software Tool Programs
     Fourteen of our programs are anchored by web-based business intelligence and software tools that are regularly updated with member-specific data, to which the program’s members have continual access via the internet. These tools provide unique access to specific performance improvement metrics at our member institutions, pulling data from disparate legacy information systems through standardized data extracts and, with analytics and proprietary metrics informed by our best practices research, transforming hard-to-access legacy data into performance scorecards offering actionable insight for managers and executives. Members in these programs receive best practices from our research and from peer organizations through member meetings, teleconferences, and benchmarking, and, in addition, engage in regular interaction with members of our staff who are tasked with helping our members analyze their data and with suggesting tactics for improving performance.
     These renewable programs address evergreen problems in terrains where we have developed significant knowledge through our research programs. These include revenue cycle efficiency, supply and other cost optimization, assistance with physician management, throughput in the emergency department and surgical suites, utilization management, workforce management and optimization, and improving quality of outcomes, among other areas. In addition to online dashboards, the tools are built to be flexible and easy-to-use, offering members ad hoc querying, performance alerts, drill down analysis, and comparative benchmarking.

     Through the combination of our research and access to these tools, members gain visibility into areas of opportunity for operational or financial improvement, receive best practices toolkits to capture the improvement, and directly use our resources to inform front-line decisions on an hourly, daily and weekly basis. By allowing our members to transform their data into actionable information they can use to enhance performance, we have developed an additional way for our members to quantify areas of opportunity and identify value captured through use of these programs.
     Best Practices Installation Support and Management and Advisory Programs
     Ten of our programs provide members with support in installing the best practices profiled in our research studies within their own organizations and managing certain processes. In these programs, which are not typically renewable, we offer members a standardized package of management tools and on-site curriculum derived from research content, data, and documents gathered in the research process used to produce our best practices research studies, enabling us to create best practices installation modules quickly and for a low incremental cost to us. Our installation support, management and advisory programs include both the management tools and the associated on-site sessions.
     In these programs we offer diagnostic tools that include self-assessment tests, data workbooks, and discussion guides to help members select those best practices most likely to have a large impact within their own organizations, as well as installation tools that include task checklists, process flow diagrams, results-reporting templates, project plans, job descriptions, budgets, management reports, forms, surveys, policies and procedures, organization charts, memos, and benchmark data designed to help members implement particular best practices. By using our installation tools, members benefit from work already completed by other members, saving them time, cost, and effort by leveraging tools proven successful in installing best practices.
     Our standardized package of management tools is typically supplemented by approximately five on-site sessions to educate relevant executives and line managers in their use. The programs’ on-site education sessions are designed to help members organize, structure, and manage an internal project team tasked with installing one or more best practices. Our on-site sessions help members reach internal consensus and develop action plans for installing best practices and tracking results.
Pricing
     In the past, we sold substantially all of our memberships in our programs as one-year agreements. In fiscal 2008, we began to enter into multi-year agreements in certain of our membership programs. Each program typically charges a separate fixed annual membership fee that covers all the services in that program. Annual fees vary by program based on the target executive constituency and the specific combination of services provided to participating members. Annual fees for best practices research programs are generally billable in advance, with some membership agreements being subject to a service guarantee under which a member may request a refund of their fees, typically pro-rated relative to the length of the service period. Annual fees for programs that offer best practices installation support or business intelligence and software tools are higher than annual fees for research programs. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. Membership fees may also be lower for the initial members of new programs. In some of our programs, we charge our members for certain direct billable expenses, such as travel expenses.
Sales and Marketing
     As of March 31, 2010, our sales force consisted of 125 new business development teams that are responsible for selling new memberships to assigned program and geographic market territories. Each new business development team generally consists of two people: one marketer who travels to prospective members to meet in person, and one marketing associate who provides support from the office. Our two-person new business development teams sell programs to new members as well as cross-sell additional programs to existing members of other programs. We maintain separate member services teams that are responsible for servicing and renewing existing memberships. The separation of responsibility for new membership sales and membership renewals reflects the varying difficulty and cost of the respective functions, as well as the different skill set required for each. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and typically travel at least 60% of the time, conducting face-to-face meetings with senior executives at current and prospective member institutions. Member services representatives assume more of an in-house relationship management role, conducting most of their responsibilities over the telephone.

Intellectual Property
     We offer our members a range of products to which we claim intellectual property rights, including research content, online services, databases, electronic tools, web-based applications, performance metrics, and software products. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards for protection.
Competition
     We are not aware of any other organization that enables health care or education organizations to receive services across as broad a range of best practices and software tools for fixed annual fees. We compete in some discrete programs and for discretionary dollars against health care-focused, education-focused, and multi-industry business services firms. These include consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; technology advisory firms; and specialized providers of educational and training services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, may also offer research, consulting, tools, and education services to health care and education organizations. These organizations include Accenture Ltd., Accretive Health, Inc., Broadlane, Deloitte & Touche LLP, Eclipsys Corporation, Emdeon Inc., Ernst & Young LLP, Huron Consulting, Inc., Ingenix, McKesson Corporation, McKinsey & Company, MedAssets, Inc., Navigant Consulting, Passport Health Communications, Inc. and Premier, Inc. We also compete with many smaller niche companies.
     We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, strength and depth of relationships with member senior executives, reliability and effectiveness of business intelligence tools, depth and quality of the membership network, ability to meet the changing needs of our current and prospective members, and service and affordability. We believe we compete favorably with respect to each of these factors.
     The Corporate Executive Board Company, which was a division of the Company until 1999, provides membership-based research programs on a cross-industry basis that are similar to some of the types of programs that we sell to health care and education organizations. As part of a collaboration agreement between us and The Corporate Executive Board Company, which could continue through February 5, 2013, The Corporate Executive Board Company is generally prohibited from selling membership-based best practices research programs to health care providers. In addition, as part of this agreement The Corporate Executive Board Company is also prohibited from selling membership-based best practices programs to other types of health care and education organizations unless the programs address issues of a general business nature and are principally sold to companies and institutions not in the health care or education industries. The noncompetition clauses of this collaboration agreement generally prohibit us from selling membership-based best practices research programs to organizations other than non-profit organizations or organizations principally engaged in the businesses of health care or education.
Employees
     As of March 31, 2010, we employed approximately 1,100 persons, approximately 900 of whom are based out of our headquarters in Washington, D.C. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable and we believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis, data mapping, technology development, and presentation skills.

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
Executive Officers
     The following table sets forth the names, ages and positions of the persons who serve as our executive officers.

Executive Officers	Age	Position
Robert W. Musslewhite	40	Chief Executive Officer and Director
Frank J. Williams	43	Executive Chairman
David L. Felsenthal	39	President
Michael T. Kirshbaum	33	Chief Financial Officer and Treasurer
Martin D. Coulter	44	Executive Director
Evan R. Farber	37	General Counsel and Corporate Secretary
Cormac F. Miller	36	Executive Director
Scott A. Schirmeier	41	Executive Vice President
Richard A. Schwartz	44	Executive Vice President
Mary D. VanHoose	45	Chief Talent Officer
     Robert W. Musslewhite became a director in May 2008 and became our Chief Executive Officer in September 2008. Mr. Musslewhite joined us in December 2003 and became Executive Vice President in January 2007, responsible for strategic planning and general management of certain of our membership programs. Previously, he served as Executive Director, Strategic Planning and New Product Development. From 1997 to 2003, Mr. Musslewhite was employed at McKinsey & Company, where as an Associate Principal he served a range of clients across the consumer products and other industries, and was a leader in the firm’s marketing practice. Mr. Musslewhite has an A.B. degree in Economics from Princeton University and a J.D. from Harvard Law School.
     Frank J. Williams joined us in September 2000 as an Executive Vice President and was our Chief Executive Officer and a director from June 2001 to August 2008, serving as Chairman of the Board of Directors from November 2004 through August 2008. Effective September 1, 2008, Mr. Williams became our Executive Chairman. From June 2000 through January 2001, Mr. Williams was the President of an affiliated company, eHospital Inc., focused on developing and delivering health care content to patients and providers via the internet. From 1999 through May 2000, Mr. Williams served as the President of MedAmerica OnCall, a provider of outsourced services to physician organizations, hospitals, and managed care entities. Mr. Williams also served as a Vice President of Vivra Incorporated and as the General Manager of Vivra Orthopedics, an operational division of Vivra Specialty Partners, a private health care services and technology firm. Earlier in his career, Mr. Williams was employed by Bain & Company. Mr. Williams serves on the board of directors of Market Force Information, Inc., a privately held market research firm, and Sheridan Health Care, a privately held physician services company. Mr. Williams received a B.A. from University of California, Berkeley and an M.B.A. from Harvard Business School.
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

     Michael T. Kirshbaum joined us in 1998 and became our Chief Financial Officer in February 2006 and Treasurer in March 2007. Prior to his current role, Mr. Kirshbaum held a variety of positions across the finance group, most recently serving as Senior Director of Finance, where he was responsible for most of our finance operations including our overall financial strategy and budgeting process, as well as a number of other accounting functions. Mr. Kirshbaum has a B.S. degree in Economics from Duke University.
     Martin D. Coulter became the Executive Director and General Manager of Business Intelligence in 2008. Mr. Coulter joined us in November 2001 as a Managing Director with general management responsibility over certain of our membership programs. Prior to joining us, Mr. Coulter served as Chief Executive Officer of Citizens Energy Corporation, a non-profit healthcare and energy company. Prior to 1999, Mr. Coulter was a principal at the Parthenon Group and a consultant at Bain & Company. Mr. Coulter received a B.A. in Economics from Trinity College, Dublin, Ireland and a M.S. in Banking and Financial from University College, Dublin, Ireland. Mr. Coulter also received an M.B.A. from Harvard University.
     Evan R. Farber joined us in October 2007 as General Counsel and has also served as Corporate Secretary since November 2007. Prior to joining us, Mr. Farber was a partner at Hogan & Hartson L.L.P. (now Hogan Lovells US LLP), a law firm in Washington, D.C., where he practiced corporate, securities, transactional, and commercial law. Mr. Farber received a B.A. from Binghamton University, State University of New York, and a J.D. from The George Washington University Law School.
     Cormac F. Miller joined us in 1996 and became the Executive Director, Strategic Planning and New Product Development in December 2006. Previously, Mr. Miller held various management positions within our research programs, including Executive Director, Research from October 2005 to December 2006, and Managing Director from October 2002 through October 2005. Mr. Miller received a B.S. from the University of Wisconsin-Madison.
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
     Richard A. Schwartz joined us in 1992 and was named Executive Vice President in February 2006, responsible for strategic planning and general management of certain of our membership programs. He had been our General Manager, Research since June 2001. Previously, Mr. Schwartz held various management positions within our research programs, including Executive Director, Research from June 1996 to March 2000. Mr. Schwartz received a B.A. from Stanford University and an M.B.A. from Duke University.
     Mary D. VanHoose first joined us in 1991 and served as Executive Director of Career Management from 2000 to 2009. In 2009, she was named Chief Talent Officer. In this role Ms. Van Hoose is responsible for executive and staff recruitment and development, as well as oversight of the firm’s employee benefit and training programs. Previously Ms. Van Hoose served as a research analyst focusing on certain clinical best practices for hospitals and health care providers. Ms. Van Hoose received a B.A. degree from the University of Virginia.
Item 1A. Risk Factors.
     In addition to the other information contained in or incorporated by reference into this Form 10-K, the following factors should be considered carefully when evaluating us and our business. The factors described below may not be the only risks that we face. Additional risks that we do not yet perceive or that we currently believe are immaterial may also adversely affect our business and the trading price of our securities.

Our business is principally focused on the health care industry, and factors that adversely affect the financial condition of the health care industry could consequently affect our business.
     We derive most of our revenue from members in the health care industry. As a result, our financial condition and results of operations depend upon conditions affecting the health care industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the health care industry generally as well as our ability to increase the number of programs and services that we sell to our members. The health care industry is highly regulated and is subject to changing political, economic, and regulatory influences. In addition, federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level, such as by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Due to the significant implementation issues arising under these laws, it is unclear what long-term effects they will have on the healthcare industry and in turn on our business, financial condition, and results of operations.
     There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of health care organizations, such as reimbursement policies for health care expenses, consolidation in the health care industry, and regulation, litigation, and general economic conditions. In particular, changes in regulations affecting the health care industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, changes to the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, and other federal or state privacy laws, laws relating to the tax-exempt status of many of our members, or restrictions on permissible discounts and other financial arrangements could require us to make unplanned modifications of our products and services, or result in delays or cancellations of orders, or reduce funds and demand for our products and services.
     Because of current macro-economic conditions, including continued disruptions in the broader capital markets and reduced demand for discretionary medical services, cash flow, access to credit, and budgets continue to deteriorate for many health care delivery organizations. While we believe we are well positioned through our product and service offerings to assist hospitals and health systems that are dealing with increasing and intense financial pressures, it is unclear what long-term effects the economic downturn will have on the healthcare industry and in turn on our business, financial condition, and results of operations.
If we are unable to sustain high renewal rates on our memberships, our revenue and results of operations may suffer.
     We derive most of our revenue from renewable memberships in our discrete annual programs. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing programs. Our success in securing renewals depends upon the continuity of our principal contacts at a member organization, our members’ budgetary environment, and our ability to deliver consistent, reliable, high-quality, and timely research, tools, and analysis with respect to issues, developments, and trends that members view as important. We may not be able to sustain the level of performance necessary to achieve a high rate of renewals and, as a result, may not increase or even maintain our revenue.
If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current members.
     As a provider of best practices research, analysis, executive education, installation support, and business intelligence tools, we believe our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care and education organizations that supply many of the best practices we feature in our research. We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining members. If our reputation is damaged or if potential members are not familiar with us or with the solutions we provide, we may be unable to attract new or retain existing members. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. Our brand name and reputation will suffer if members do not perceive our solutions to be effective or of high quality. In addition, if solutions we provide have inaccuracies or defects, we could suffer adverse publicity as well as economic liability.

If we are not able to offer new and valuable products and services, our revenue and results of operations may suffer.
     Our success depends on our ability to develop new products and services that serve specific constituencies, to anticipate changing market trends, and to adapt our research, tools, and analysis to meet the changing needs of our members. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure also could cause some of our existing products and services to become obsolete, particularly in the health care industry where needs continue to rapidly evolve with the introduction of new and the obsolescence of old technology, changing payment systems and regulatory requirements, shifting strategies and market positions of major industry participants, and changing objectives and expectations of health care consumers. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with timely research, business intelligence and software tools, and installation support and management and advisory services around issues and topics of importance. As a result, we must continue to invest resources in development of new programs and services in order to enhance our existing products and services and introduce new high-quality products and services that members and potential members will want. Many of our member relationships are non-exclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing members, be unable to obtain new members, or incur impairment of capitalized software development assets, and our results of operations may suffer.
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
     We compete in discrete programs and for discretionary dollars against health care-focused, higher education-focused, and multi-industry business services firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, may also offer research, consulting, tools, and education services to health care and education organizations. These organizations include Accenture Ltd., Accretive Health, Inc., Broadlane, Deloitte & Touche LLP, Eclipsys Corporation, Emdeon Inc., Ernst & Young LLP, Huron Consulting, Inc., Ingenix, McKesson Corporation, McKinsey & Company, MedAssets, Inc., Navigant Consulting, Passport Health Communications, Inc. and Premier, Inc. We also compete with many smaller niche companies. A failure to adequately track, understand, or address competitive pressures could have a material adverse effect on our business.
     In addition, as part of a collaboration agreement between us and The Corporate Executive Board Company, through February 5, 2013, The Corporate Executive Board Company is generally prohibited from selling certain membership-based best practices research products and services to health care providers and education organizations. Upon expiration of the collaboration agreement’s noncompetition obligations, The Corporate Executive Board Company may sell membership-based best practices research programs in direct competition with some of our discrete programs. Direct competition with The Corporate Executive Board Company in these programs may have a material adverse effect on our business.
We may not be able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.
     Our future success depends upon our ability to hire, train, motivate, manage, and retain a significant number of highly skilled employees, particularly research analysts, technical experts, and sales and marketing staff. We have experienced, and expect to continue to experience, competition for professional personnel from management consulting firms and other producers of research, technology, and analysis services. Hiring, training, motivating, managing, and retaining employees with the skills we need is time consuming and expensive. Any failure in this regard could hinder our ability to continue to provide high-quality research and other products and services, implement tools, or complete existing member engagements and attract new members.

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
Unsuccessful design or implementation of our business intelligence and software tools may harm our future financial success.
     Intellectual property development, application, and implementation can take long periods of time and require significant capital investments. If our intellectual property is less effective, cost-efficient, or attractive to our members than what they anticipate or does not function as expected or designed, we may not recover the development costs or our competitive position, operations, or financial results could be adversely affected. In addition, any defects in our business intelligence and software tools or other intellectual property could result in additional development costs, the diversion of technical and other resources from our other development efforts, significant cost to resolve the defect, a loss of credibility with current and potential members, loss of members, harm to our reputation, risk of nonpayment, loss of revenue, and exposure to liability claims. We also rely on technology and implementation support provided by others in certain of our programs that offer business intelligence tools, and defects in their technology or their failures to provide timely and accurate services also could result in a loss of credibility with current or potential members, loss of members, harm to our reputation, risk of nonpayment, loss of revenue, and exposure to liability claims from those members.
Unsuccessful implementation of our installation support and management and advisory services may harm our future financial success.
     Ten of our programs offer support to help accelerate the installation of best practices profiled in our research studies. Some of these programs are complex, and unanticipated difficulties and delays may arise as a result of failure by us or by the member to meet respective implementation responsibilities. If the member implementation process is not executed successfully or if execution is delayed, our relationships with some of our members and our results of operations may be impacted negatively. In addition, cancellation of any implementation of our products and services after it has begun may involve loss to us of time, effort, and resources invested in the cancelled implementation as well as lost opportunity for acquiring other members over that same period of time.
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
Federal and state privacy and security laws may increase the costs of operation and expose us to civil and criminal sanctions.
     We must comply with extensive federal and state requirements regarding the use, retention, and security of patient healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are set forth in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex system of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

     The HIPAA Privacy and Security Rules have historically applied directly to covered entities, such as our members who are healthcare providers that engage in HIPAA-defined standard electronic transactions. Because some of our members disclose protected health information to us so that we may use that information to provide certain services to them, we are a “business associate” of those members. In order to provide members with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our members. Such agreements must, among other things, provide adequate written assurances:
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
     In February 2009, the United States Congress enacted the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, as part of the American Recovery and Reinvestment Act of 2009. With the enactment of the HITECH Act, the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. In other words, we must now directly comply with certain aspects of the Privacy and Security Rules, and are also subject to enforcement for a violation of HIPAA standards. Significantly, the HITECH Act also establishes new mandatory federal requirements for both covered entities and business associates regarding notification of breaches of security involving protected health information.
     Any failure or perception of failure of our products or services to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty, and/or enforcement risks and could adversely affect demand for our products and services, and force us to expend significant capital, and other resources to modify our products or services to address the privacy and security requirements of our members and HIPAA.
     In addition to our obligations under HIPAA, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.
     We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are unable to predict what, if any, impact the creation of such standards will have on our products, services, or compliance costs. Failure by us to comply with any of the federal and state standards regarding patient privacy, identity theft prevention and detection, and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain existing members and attract new members.
We may be liable to our members and may lose members if we are unable to collect and maintain member data or lose member data.
     Because of the large amount of data that we collect and manage from our members and other third parties and the increasing use of technology in our programs, it is possible that hardware failures or errors in our processes or systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our members regard as significant. Furthermore, our ability to collect and report data may be interrupted or limited by a number of factors, including the failure of our network, software systems, or business intelligence tools, security breaches, or the terms of our members’ contracts with their third party suppliers. In addition, computer viruses may harm our systems, causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store, supply, utilize, and report information, our reputation could be harmed and we could lose existing members and experience difficulties in attracting new members.
Failure by our members to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.
     We require our members to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. This could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules, and analyses or limit other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission, or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.
If our products or services fail to provide accurate information, or if our content or any other element of our products or services is associated with incorrect, inaccurate or faulty coding, billing, or claims submissions to Medicare or any other third party payor, we could be liable to customers or the government which could adversely affect our business.
     Our products and content were developed based on the laws, regulations, and third party payor rules in existence at the time such software and content was developed. If we interpret those laws, regulations, or rules incorrectly; the laws, regulations, or rules materially change at any point after the software and content was developed; we fail to provide up-to-date, accurate information; or our products or services are otherwise associated with incorrect, inaccurate, or faulty coding, billing, or claims submissions, then members could assert claims against us or the government, or qui tam relators on behalf of the government could assert claims against us under the Federal False Claims Act or similar state laws. The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial costs to us, divert management’s attention from operations, damage our reputation, and decrease market acceptance of our services. We attempt to limit by contract our liability to customers for damages. We cannot, however, limit liability the government could seek to impose on us under the False Claims Act. Further, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable or otherwise protect us from liability for damages.
Factors, including those beyond our control, could cause interruptions in our operations and may adversely affect our reputation in the marketplace and our financial condition and results of operations.
     The timely development, implementation, and continuous and uninterrupted performance of our business intelligence tools, hardware, network, applications, the internet, and other systems, including those which may be provided by third parties, are important facets in our delivery of products and services to our members. Our ability to protect these processes and systems against unexpected adverse events is a key factor in continuing to offer our members our full complement of products and services on time in an uninterrupted manner. System failures that interrupt our ability to develop or provide our products and services could affect our members’ perception of the value of our products and services. Delays or interruptions in the delivery of our products and services could result from unknown data, software, or hardware defects, insufficient capacity, or the failure of our website hosting and telecommunications vendors to provide continuous and uninterrupted service. We also depend on third party vendors to provide members with access to certain of our products and services. Our operations are vulnerable to interruption from a variety of sources, many of which are not within our control, such as (1) power loss and telecommunications failures, (2) software and hardware errors, failures, defects, or crashes, (3) computer viruses and similar disruptive problems, (4) fire, flood, and other natural disasters, (5) attacks on our network or damage to our business intelligence tools, software, and systems carried out by hackers or internet criminals, and (6) performance of third party vendors. Any significant interruptions in our products and services could damage our reputation and have a negative impact on our financial condition and results of operations.

Our business could be harmed if we are no longer able to license, resell, or integrate third party technologies and data.
     We depend upon licenses from third party vendors for some of the technology and data used in our business intelligence and software tools, for some of the technology platforms upon which these tools operate, and for some of our programs. We also use third party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual agreement and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay our ability to provide services until alternative technology can be identified, licensed, and integrated, which may harm our financial condition and results of operations. Some of our third party licenses are non-exclusive, and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us.
     Our use of third party technologies exposes us to increased risks, including risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology, and the inability to generate revenue from licensed technology sufficient to offset associated procurement and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.
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
     Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights, and trademarks, as well as customary contractual protections with employees, contractors, members, and partners. The steps we have taken to protect our intellectual property rights may not be adequate to deter misappropriation of our rights and may not be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If unauthorized uses of our proprietary products and services were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in any such litigation. Our financial condition and results of operations could be impacted negatively if we lose our competitive advantage because others were able to use our intellectual property.
If we are alleged to have infringed on the proprietary rights of third parties, we could incur unanticipated costs and be prevented from providing our products and services.
     As a publisher and distributor of original research and analysis, a user of third party content, and an on-line content provider, we face potential liability for trademark and copyright infringement and other claims based on the material we publish. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, infringement claims may be asserted against us in the future, and those claims may be successful. Any intellectual property rights claim against us or our members, with or without merit, could be expensive to litigate, cause us to incur substantial costs, harm our reputation and divert management resources and attention in defending the claim. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, licenses for any intellectual property of third parties that might be required for our products or services may become unavailable on commercially reasonable terms, or at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

We may be exposed to loss of revenue resulting from our unconditional service guarantee.
     We offer an unconditional service guarantee in many of our membership programs. At any time, a member who has a service guarantee may request a refund of its membership fee. Refunds are provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could lower revenue and have a material adverse effect on our financial condition and results of operations.
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
     We evaluate potential acquisitions of complementary businesses on an ongoing basis and may from time to time pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths, and weaknesses of these opportunities, or consummating acquisitions on acceptable terms. Future acquisitions may result in near term dilution to earnings, including potentially dilutive issuances of equity securities or issuances of debt. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:
•	diverting of financial and management resources from existing operations;

•	incurring indebtedness and assuming additional liabilities, known and unknown, including liabilities relating to the use of intellectual property we acquire;

•	incurring significant additional capital expenditures, transaction and operating expenses, and non-recurring acquisition-related charges;

•	experiencing an adverse impact on our earnings from the amortization or impairment of acquired goodwill and other intangible assets;

•	failing to successfully integrate the operations and personnel of the acquired businesses;

•	entering new markets or marketing new products with which we are not entirely familiar; and

•	failing to retain key personnel of, vendors to, and clients of the acquired businesses.
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
     From time to time, we may make investments in companies to further their strategic objectives and support our key business initiatives. Such investments could include equity or debt instruments in private companies, and many of these instruments may be non-marketable at the time of our initial investment. These companies range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. The current economic environment may increase the risk of failure of the companies in which we may invest due to limited access to credit and reduced frequency of liquidity events. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss. Our investments will likely be concentrated in companies in the health care sector, and declines in this market or changes in management’s plans with respect to our investments in this market sector could result in significant impairment charges.
     Furthermore, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in private companies may not be liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results of operations. As of March 31, 2010, we hold approximately $5.0 million of such investments.
We may not be able to fully realize our deferred tax assets.
     For tax purposes, we have deferred income tax assets consisting primarily of state income tax credit carry forwards. If our future taxable income is less than what we believe it will be, we may not be able to fully realize our deferred tax asset. In estimating future tax consequences, we do not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of our status as a Qualified High Technology Company (“QHTC”) on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted that have an impact on our deferred income taxes.

Item 1B.	Unresolved Staff Comments.
     Not applicable.

Item 2.	Properties.
     Our headquarters is located on approximately 180,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, information technology, administration, graphic services and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes, insurance, and operating expenses. We also lease small office spaces in Portland, Oregon; Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; San Francisco, California; and Chennai, India. The Oregon lease expires in June 2011, the Texas lease in May 2014, the Tennessee lease in March 2011, the Illinois lease in September 2014, the California lease in November 2012, and the India lease in June 2010. We believe that our facilities are adequate for our current needs and additional facilities are available for lease to meet any future needs.

Item 3.	Legal Proceedings.
     From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders and Dividends
     Our common stock has been publicly traded on the Nasdaq Stock Market (“Nasdaq”) under the Nasdaq symbol, “ABCO,” since our November 12, 2001 initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq.

	High	Low
Fiscal Year Ended March 31, 2009:
First quarter	$54.78	$39.33
Second quarter	40.42	28.82
Third quarter	30.13	19.14
Fourth quarter	22.47	13.51
Fiscal Year Ended March 31, 2010:
First quarter	$26.06	$16.30
Second quarter	27.53	22.80
Third quarter	30.65	24.49
Fourth quarter	33.37	31.50
     As of June 1, 2010, there were nine holders of record of our common stock and 15,565,160 shares of common stock outstanding. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
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
Issuer Purchases of Equity Securities
     A summary of the share repurchase activity for the Company’s fourth quarter of fiscal 2010 follows:

			Total Number of	Total Number	Approximate
			Shares Purchased as	of Shares Purchased	Dollar Value of
			Part of Publicly	as Part of a	Shares That May
	Total Number of	Average Price	Announced Plans or	Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs	Announced Plan (1)	Under The Plan
January 1 to January 31, 2010	—	$—	—	7,300,646	$42,964,193
February 1 to February 28, 2010	3,135	$31.86	3,135	7,303,781	$42,864,225
March 1 to March 31, 2010	27,960	$32.19	27,960	7,331,741	$41,964,204

Total	31,095	$32.16	31,095

(1)	In January 2004, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock, which authorization was increased in amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, and to $350 million in April 2008. All repurchases were made in the open market. No minimum number of shares has been fixed and the share repurchase authorization has no expiration date.

Item 6.	Selected Financial Data.
     The following table sets forth selected financial and operating data. The selected financial data presented below as of March 31, 2006, 2007, 2008, 2009, and 2010 and for the five fiscal years in the period ended March 31, 2010 have been derived from our financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year Ended March 31,
	2006	2007	2008	2009	2010
		(In thousands except per share amounts)
Statements of Income Data:
Revenue	$165,049	$189,843	$218,971	$230,360	$239,323

Costs and expenses:
Cost of services	70,959	90,129	102,291	116,556	124,412
Member relations and marketing	33,667	40,204	45,890	52,292	53,928
General and administrative	16,135	22,815	25,269	26,725	32,133
Depreciation and amortization	1,550	2,070	3,589	5,647	6,391
Write-off of capitalized software	—	—	—	—	7,397

Total costs and expenses	122,311	155,218	177,039	201,220	224,261

Income from operations	42,738	34,625	41,932	29,140	15,062
Other income, net	5,770	6,819	6,142	2,445	2,340

Income before income taxes	48,508	41,444	48,074	31,585	17,402
Provision for income taxes (1)	(22,866)	(14,049)	(16,012)	(10,117)	(5,969)

Net income	$25,642	$27,395	$32,062	$21,468	$11,433

Earnings per share:
Net income per share — basic	$1.35	$1.46	$1.78	$1.31	$0.74
Net income per share — diluted	$1.29	$1.41	$1.72	$1.30	$0.73
Weighted average number of shares outstanding:
Basic	18,979	18,714	17,999	16,441	15,515
Diluted	19,902	19,448	18,635	16,560	16,692

	Year Ended March 31,
	2008	2009	2010
	(In thousands except per share amounts) (Unaudited)
Stock-based compensation expense included in Statement of Income:
Costs and expenses:
Cost of services	$4,558	$4,273	$3,930
Member relations and marketing	2,599	2,436	2,248
General and administrative	5,406	5,738	5,974

Total costs and expenses	12,563	12,447	12,152

Income from operations	(12,563)	(12,447)	(12,152)

Net income	$(8,380)	$(8,464)	$(7,984)

Impact on earnings per share:
Net income per share — diluted	$(0.45)	$(0.51)	$(0.51)

	March 31,
	2006	2007	2008	2009	2010
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,678	$13,195	$17,907	$23,746	$61,238
Marketable securities	146,822	146,168	132,158	70,103	51,682
Working capital (deficit)	(33,703)	(35,018)	(47,371)	(36,640)	(22,027)
Total assets	270,859	286,174	305,114	316,258	386,772
Deferred revenue	99,269	116,994	144,147	170,478	208,402
Total stockholders’ equity	147,165	138,464	122,529	98,899	111,815

	March 31,
	2006	2007	2008	2009	2010
			(unaudited)
Other Operating Data:
Membership programs offered	29	32	37	41	45
Total members	2,595	2,662	2,761	2,817	2,985
Member institution renewal rate (2)	90%	89%	90%	88%	89%
Contract value (in thousands) (3)	$170,510	$200,094	$230,806	$230,769	$261,110
Contract value per member (4)	$65,707	$75,167	$83,595	$81,920	$87,474

(1)	The provision for income taxes in the fiscal year ended March 31, 2006 includes the effect of a non-recurring, non-cash income tax charge to earnings of $6.7 million to recognize the decrease in tax rates used to value our deferred tax assets associated with our certification as a QHTC in Washington, D.C.

(2)	The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions, or different affiliations of members that result in changes of control over individual institutions.

(3)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

(4)	Total contract value divided by the number of members.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We provide best practices research and analysis, business intelligence and software tools, and installation support and management and advisory services to approximately 2,985 organizations including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.
     Our membership business model allows us to create value for our members by providing quality content on a broad set of relevant issues as well as proven solutions to common and complex problems. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, acquisition activity, continued new program launches, and continued annual price increases. Our member institution renewal rate in each of the past three years was 90%, 88%, and 89% for fiscal years ended March 31, 2008, 2009, and 2010, respectively. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 3.9% in fiscal 2010 over fiscal 2009 and grew 5.2% in fiscal 2009 over fiscal 2008. Our contract value increased 13.1% to $261.1 at March 31, 2010 when compared to March 31, 2009 and remained constant at March 31, 2009 when compared to March 31, 2008. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 35 of our programs are renewable at the end of their membership contract term, and contract terms generally run one, two, or three years. Our other ten programs provide installation support and management and advisory services. Memberships in these ten programs help members accelerate the adoption of best practices profiled in our research studies and are not individually renewable. As of March 31, 2010, approximately 89% of our contract value was renewable. In each of our programs, we generally invoice and collect fees in advance of accrual revenue.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation and amortization expenses, and the write-off of capitalized software in fiscal 2010. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development, and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs, and amortization of acquired developed technology. Write-off of capitalized software in fiscal 2010 includes the impairment charge taken to write-down internally-developed capitalized software balances to their current fair value. Included in our operating costs for each year presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.
Results of Operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated and a second table shows the stock-based compensation expense included in the statements of income data expressed as a percentage of revenue for the periods indicated:

	Year Ended March 31,
	2008	2009	2010
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	46.7	50.6	52.0
Member relations and marketing	21.0	22.7	22.5
General and administrative	11.5	11.6	13.4
Depreciation and amortization	1.6	2.5	2.7
Write-off of capitalized software	—	—	3.1

Total costs and expenses	80.8	87.4	93.7

Income from operations	19.2	12.6	6.3
Other income, net	2.8	1.1	1.0

Income before provision for income taxes	22.0	13.7	7.3
Provision for income taxes	(7.3)	(4.4)	(2.5)

Net income	14.7%	9.3%	4.8%

	Year Ended March 31,
	2008	2009	2010
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	2.1%	1.9%	1.6%
Member relations and marketing	1.2	1.1	1.0
General and administrative	2.5	2.5	2.5
Depreciation	—	—	—

Total costs and expenses	5.8	5.5	5.1

Net income	(3.8%)	(3.7%)	(3.3%)

     Fiscal years ended March 31, 2008, 2009, and 2010
     Overview. Net Income decreased 33.0% from $32.1 million in fiscal 2008 to $21.5 million in fiscal 2009 and decreased 46.7% to $11.4 million in fiscal 2010. The decrease in net income during fiscal 2009 was primarily due to lower revenue growth of 5%, compared to expense growth of 14% due to increases in costs to serve members, costs associated with the launch of new programs, and an increase in the number of new sales teams. The decrease in net income during fiscal 2010 was primarily due to two non-cash charges and acquisition-related costs incurred during fiscal 2010, netted by revenue growth of 3.9%. During fiscal 2010 certain members of senior management and the Board of Directors voluntarily surrendered for cancellation a total of 830,025 options that had exercise prices between $51.56 per share and $60.60 per share. This cancellation led to a nonrecurring non-cash charge during the year of $1.9 million. In addition, we recognized a $7.4 million non-cash charge during fiscal 2010 resulting from the write-off of capitalized software.

     Revenue. Total revenue increased 5.2% from $219.0 million in fiscal 2008 to $230.4 million in fiscal 2009, and increased 3.9% to $239.3 million in fiscal 2010. Our contract value remained constant at $230.8 million from March 31, 2008 to March 31, 2009, and increased to $261.1 million as of March 31, 2010.
     The increase in revenue in fiscal 2009 over fiscal 2008 was primarily due to cross-selling existing programs to existing members, the introduction and expansion of new programs, the acquisition of Crimson Software, Inc. (“Crimson”), and, to a lesser degree, the addition of new member organizations and price increases. The increase in revenue in fiscal 2010 over fiscal 2009 was primarily due to cross-selling existing programs to existing members, the introduction and expansion of new programs, the addition of new member organizations, the acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”), and, to a lesser degree, price increases.
     We offered 37 membership programs as of March 31, 2008, 41 as of March 31, 2009, and 45 as of March 31, 2010. Our membership base consisted of 2,761 member institutions as of March 31, 2008, 2,817 member institutions as of March 31, 2009, and 2,985 member institutions as of March 31, 2010. Our average contract value per member was $83,595 for fiscal 2008, compared to $81,920 for fiscal 2009 and $87,474 for fiscal 2010.
     Cost of services. Cost of services increased 14.0% from $102.3 million in fiscal 2008 to $116.6 million in fiscal 2009, and increased 6.7% to $124.4 million in fiscal 2010. As a percentage of revenue, cost of services was 46.7% for fiscal 2008, 50.6% for fiscal 2009, and 52.0% for fiscal 2010. The increase of $14.3 million in for fiscal 2009 is primarily due to $7.7 million of personnel, meetings, and deliverable costs from the expansion of new programs, including Crimson, as well as expenses related to the development and expansion of our business intelligence and software tools. The increase of $7.8 million for fiscal 2010 was primarily due to $8.7 million of personnel, meetings, and deliverable costs from the expansion of new programs, including Southwind, offset by reductions in technology consultant fees associated with our business intelligence and software tools, as well as reductions in travel expense.
     Member relations and marketing. Member relations and marketing expense increased 14.0% from $45.9 million in fiscal 2008 to $52.3 million in fiscal 2009, and increased 3.1% to $53.9 million in fiscal 2010. As a percentage of revenue, member relations and marketing expense in fiscal 2008, 2009, and 2010 was 21.0%, 22.7%, and 22.5%, respectively. The total dollar increases in member relations and marketing expense over each of the fiscal years were due to an increase in sales staff and related travel and other associated costs, as we had an average of 103, 112, and 116 new business development teams during fiscal 2008, 2009, and 2010, respectively, as well as an increase in member relations personnel and related costs required to serve the expanding membership base.
     General and administrative. General and administrative expense increased 5.8% from $25.3 million in fiscal 2008 to $26.7 million in fiscal 2009, and 20.2% to $32.1 million in fiscal 2010. As a percentage of revenue, general and administrative expense in fiscal 2008, 2009, and 2010 was 11.5%, 11.6%, and 13.4%, respectively. The increase of $1.4 million in general and administrative expense for fiscal 2009 was primarily due to an increase in new product development costs, as well as increases in staffing in our recruiting, benefits, and training departments required to support our overall headcount growth. The increase of $5.4 million in general and administrative costs for fiscal 2010 was primarily due to $1.6 million in transaction costs relating to the fiscal 2010 acquisition of Southwind and the fiscal 2011 acquisition of Concuity Services, Inc. (“Concuity”), an accelerated stock-based compensation charge of $1.1 million in connection with the voluntary surrender of certain stock options (see Note 11, “Stock-based compensation” of our Consolidated Financial Statements), an increase in new product development costs, and to a lesser extent increases in information systems and finance staffing.
     Depreciation and amortization. Depreciation expense increased from $3.6 million, or 1.6% of revenue, in fiscal 2008, to $5.6 million, or 2.5% of revenue, in fiscal 2009, and increased to $6.4 million, or 2.7% of revenue, in fiscal 2010. The increase in fiscal year 2009 was primarily due to increased amortization expense from developed capitalized internal-use software tools of $2.0 million which includes acquired developed technology associated with the acquisition of Crimson of $0.9 million. The increase in fiscal year 2010 was primarily due to increased amortization expense from developed capitalized internal-use software tools of $0.4 million as well as increased depreciation expense related to the expansion of additional floors in our headquarters facility under the terms of our lease agreement.
     Write-off of capitalized software. During fiscal 2010, we recognized an impairment charge on capitalized internally developed software assets of $7.4 million with no comparable expense in prior fiscal years.

     Other income, net. Other income, net decreased from $6.1 million in fiscal 2008 to $2.4 million in fiscal 2009, and to $2.3 million in fiscal 2010. Other income, net consisted solely of interest income for fiscal 2008, and consisted of interest income and a foreign exchange rate loss in fiscal 2009, and consisted of interest income and a foreign exchange rate gain in 2010. Interest income decreased from $6.1 million in fiscal 2008 to $3.5 million in fiscal 2009, and to $2.3 million in fiscal 2010 due to lower interest rates and lower average invested cash balances resulting from the Crimson and Southwind acquisitions in fiscal 2009 and 2010, respectively. During fiscal 2009 and 2010, we recognized a foreign exchange loss of $1.1 million and a foreign exchange gain of $46,000, respectively, due to the effect of fluctuating currency rates on our receivable balances from international members. The effect of the movement in foreign exchange rates on our Consolidated Statements of Income statement was immaterial during fiscal 2008.
     Provision for income taxes. Our provision for income taxes was $16.0 million, $10.1 million, and $6.0 million in fiscal 2008, 2009, and 2010, respectively. Our effective tax rate in fiscal 2008, 2009, and 2010 was 33.3%, 32.0%, and 34.3%, respectively. Our effective tax rate decreased in fiscal 2009 due to the positive effect on our effective tax rate of certain Washington, D.C. income tax credits, for which we qualify under the New E-conomy Transformation Act of 2000 (the “Act”), as our net income has decreased. The increase in our effective tax rate in fiscal 2010 is due primarily to an increase in our Washington, D.C. statutory income tax rate from 0% to 6% as of January 1, 2009 in accordance with the Act.
     Stock-based compensation expense. We recognized the following stock-based compensation expense in the Consolidated Statements of Income line items for stock options and RSUs issued under our stock incentive plans and for shares issued under our employee stock purchase plan for the years ending March 31, 2008, 2009, and 2010 (in thousands except per share amounts):

	Year Ended March 31,
	2008	2009	2010
		(unaudited)
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$4,558	$4,273	$3,930
Member relations and marketing	2,599	2,436	2,248
General and administrative	5,406	5,738	5,974
Depreciation and amortization	—	—	—

Total costs and expenses	12,563	12,447	12,152

Income from operations	(12,563)	(12,447)	(12,152)

Net income	$(8,380)	$(8,464)	$(7,984)

Impact on diluted earnings per share	$(0.45)	$(0.51)	$(0.51)

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Year Ended March 31,
	2008	2009	2010
		(unaudited)
Stock-based compensation by award type:
Stock options	$8,933	$7,209	$6,287
Restricted stock units	3,552	5,179	5,857
Employee stock purchase rights	78	59	8

Total stock-based compensation	$12,563	$12,447	$12,152

     Included in stock-based compensation for the year ended March 31, 2010 are pre-tax charges relating to the acceleration of the remaining expense on cancelled stock option awards of approximately $0.7 million recorded in cost of services, $0.1 million recorded in member relations and marketing, and $1.1 million recorded in general and administrative expense.
     As of March 31, 2010, $11.4 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.2 years.

Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during the next 12 months. We had cash, cash equivalents, and marketable securities balances of $93.8 million and $112.9 million as of March 31, 2009 and 2010, respectively. We expended $61.5 million and $4.0 million in cash to purchase shares of our common stock through our share repurchase program during the years ended March 31, 2009 and 2010, respectively. We have no long-term indebtedness.
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Net cash flows provided by operating activities were $60.3 million in fiscal 2008, $39.7 million in fiscal 2009, and $46.7 million in fiscal 2010. The decrease in net cash flows provided by operating activities in fiscal 2009 was primarily due to the decrease in net income during the same period. The increase in net cash flows provided by operating activities in fiscal 2010 was primarily due to acceleration in contract value and deferred revenue growth, as well as the impact of the write-off of capitalized software of $7.4 million and the $1.9 million non-cash charge associated with the cancellation of certain stock options.
     Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows provided by investing activities were $7.7 million and $27.4 million in fiscal 2008 and 2009, respectively. Net cash flows used in investing activities were $4.3 million in fiscal 2010.
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
     In fiscal 2009, investing activities provided $27.4 million in cash, primarily from the net proceeds on the redemption of marketable securities of $61.0 million, which was primarily used to fund our share repurchase program and our acquisition of Crimson for $18.6 million, net of cash received. This amount and was partially offset by capital expenditures of $15.0 million, which included $3.8 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $9.7 million of capitalized software development costs related to our newer research programs that include web-based business intelligence tools.
     In fiscal 2010, investing activities used $4.3 million in cash, primarily consisting of $13.6 million used in our acquisition of Southwind and resulting escrow and a $5 million investment, partially offset by the net proceeds on the redemption and sales of marketable securities of $16.9 million. Capital expenditures during fiscal 2010 were $2.5 million.
     Cash flows from financing activities. We used net cash flows in financing activities of $63.3 million, $61.3 million, and $4.9 million in fiscal 2008, 2009, and 2010, respectively. In fiscal 2008, 2009, and 2010, we received approximately $17.6 million, $0.4 million, and $0.2 million, respectively, from the exercise of stock options. Also in fiscal 2008, 2009, and 2010, we received approximately $0.4 million, $0.3 million, and $0.1 million, respectively, in proceeds from the issuance of common stock under our employee stock purchase plan. We repurchased 1,536,095 shares, 2,051,225 shares, and 146,179 shares of our common stock at a total cost of approximately $86.5 million, $61.5 million, and $4.0 million in fiscal 2008, 2009, and 2010, respectively, pursuant to our share repurchase program. Also in fiscal 2008, 2009, and 2010, we had $0.8 million, $0.8 million, and $1.2 million in shares, respectively, withheld to satisfy minimum employee tax withholding for vested restricted stock units.
     Credit facilities. In November 2006, we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each of our fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at our request by up to an additional $10 million per year up to $50 million in the aggregate. There have been no borrowings under the credit facility.
     Contractual obligations. The following summarizes our contractual obligations as of March 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. These obligations relate primarily to our headquarters and other offices leases, which are more fully described in Note 15, “Commitments and contingencies” to our Consolidated Financial Statements, and payments related to our acquisition of Crimson, which are more fully described in Note 5, “Acquisitions” to our Consolidated Financial Statements.

	Payments due by Period
	(in thousands)
	Total	<1 Year	1-3 Yrs	4-5 Yrs	>5 Yrs
Non-cancelable operating leases	$53,373	$6,575	$18,217	$11,156	$17,425
Milestone payments relating to acquisition of Crimson (1)	1,100	1,100	—	—	—

(1)	In connection with the acquisition of Crimson, we are required to pay up to $3.4 million of additional cash payments that will become due and payable as certain milestones are met over the evaluation period beginning at the acquisition date through March 31, 2010. We paid $2.3 million in cash for achievement of some of these milestones in the fiscal years ended March 31, 2009 and 2010. As of March 31, 2010, the remaining balance of these cash payments was approximately $1.1 million.
Share Repurchase
     In April 2008, our Board of Directors authorized a $100 million increase in the repurchase of our common stock, which increased the total authorized repurchase amount to $350 million. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. We intend to fund the share repurchases with cash on hand and with cash generated from operations. All repurchases to date have been made in the open market. As of March 31, 2010, the remaining authorized repurchase amount was $41.5 million.
Exercise of Stock Options and Purchases under our Employee Stock Purchase Plan
     Options granted to participants under our stock-based incentive compensation plans that were exercised to acquire shares in fiscal 2008, 2009, and 2010 generated cash of approximately $17.6 million, $0.4 million, and $0.2 million, respectively, from payment of option exercise prices. In addition, in fiscal 2008, 2009, and 2010 we generated cash of approximately $0.4 million, $0.3 million, and $0.1 million, respectively, in discounted stock purchases by participants under our employee stock purchase plan.
Off-Balance Sheet Arrangements
     As of March 31, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Summary of Critical Accounting Policies
     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States (“U.S. GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Certain of our accounting policies are particularly important to the presentation of our financial condition and results of operations and may require the application of significant judgment by our management. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 3, “Summary of significant accounting policies” of our Consolidated Financial Statements. Our critical accounting policies are:
Revenue recognition
     Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member, and fees receivable during the subsequent twelve month period and related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In many of our higher priced programs and membership agreements with terms that are greater than one year, fees may be billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.
     Revenue from renewable memberships and best practices installation support memberships is recognized ratably over the term of the related subscription agreement. Certain membership programs incorporate hosted business intelligence and software tools. In many of these agreements, members are charged set up fees in addition to subscription fees for access to the hosted web-based business intelligence tools and related membership services. Both set up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally one to three years. Upon launch of a new program that incorporates a business intelligence software tool, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement. One of our programs includes delivered software tools together with implementation services, technical support, and related membership services. For these arrangements, we separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as services are performed using project hours as the basis to measure progress towards completion. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered. Multiple contracts with a single member are treated as separate arrangements for revenue recognition purposes.
     We also perform professional services sold under separate agreements that include management and consulting services. We recognize professional services revenues on a time-and-materials basis as services are rendered.
Allowance for uncollectible revenue
     Our ability to collect outstanding receivables from our members has an effect on our operating performance and cash flows. We maintain an allowance for uncollectible revenue as a reduction of revenue based on our ongoing monitoring of members’ credit and the aging of receivables. To determine the allowance for uncollectible revenue, we examine our collections history, the age of accounts receivable in question, any specific member collection issues that have been identified, general market conditions, and current economic trends.
Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership programs, we provide software tools under a hosting arrangement where the software application resides on our service providers’ hardware. The members do not take delivery of the software and only receive access to the business intelligence and software tools during the term of their membership agreement. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
     The acquired developed technology is classified as property and equipment because the developed software application resides on our service providers’ hardware. Amortization for acquired developed software is included in the depreciation and amortization line item of our Consolidated Statements of Income. Acquired developed software is amortized over its estimated useful life of nine years based on the cash flow estimate used to determine the value of the intangible asset.
     Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Business combinations
     We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are recognized at their fair value on the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowance are recognized as a reduction or increase to expense or as a direct adjustment to additional paid-in capital as required. We capitalize any acquired in-process research and development as an intangible asset and amortize it over its estimated useful life. As a result of our adoption of the revised accounting guidance for business combinations as of the beginning of fiscal 2010, acquisition-related costs are now recorded as expenses in our Consolidated Financial Statements that would previously have been capitalized as a part of the purchase price pursuant to previous accounting rules.
Goodwill and other intangible assets
     The excess cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. Goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment on an annual basis at March 31st, or more frequently if events or changes in circumstances indicate potential impairment. We have concluded that our reporting units that we use to assess goodwill impairment are the same as our operating segments. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
     Other intangible assets consist of capitalized software for sale and acquired intangibles. We capitalize consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. We determine that technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. Once the software product is ready for general availability, we cease capitalizing costs and begin amortizing the intangible asset on a straight-line basis over its estimated useful life. The weighted-average estimated useful life of capitalized software is five years. Other intangible assets include those assets that arise from business combinations consisting of developed technology, non-competes, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to ten years.
Recovery of long-lived assets (excluding goodwill)
     We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be fully recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss, if any, is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. We consider expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.
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
Stock-based compensation
     We measure and recognize stock-based compensation cost based on the estimated fair values of the stock-based awards on the grant date. Stock-based compensation costs are recognized as an expense in the Consolidated Statements of Income over the vesting periods of the awards. We calculate the grant date estimated fair value of stock options using a Black-Scholes valuation model. Determining the estimated fair value of stock-based awards is subjective in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our shares, and forfeiture rates of the awards. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Our fair value estimates are based on assumptions we believe are reasonable but that are inherently uncertain. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant.
     We also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in our Consolidated Statements of Cash Flows.
     To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation, or refine different assumptions in future periods such as forfeiture rates that differ from our current estimates, amongst other potential factors, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.
Recent Accounting Pronouncements
     See Note 3, “Summary of significant accounting policies” of our Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of March 31, 2010, our marketable securities consisted of $2.5 million in tax-exempt notes and bonds issued by the District of Columbia, $37.2 million in tax-exempt notes and bonds issued by various states, and $12.0 million in U.S. government agency securities. The weighted-average maturity on all our marketable securities as of March 31, 2010 was approximately 3.4 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of Regulation S-K as we believe the effect of interest rate fluctuations would not be material.
     With respect to recent global economic events, there is an unprecedented uncertainty in the financial markets, which could bring potential liquidity risks to us. Such risks could include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. We do not believe that the value or liquidity of its cash, cash equivalents, and marketable securities, as described above, have been significantly impacted by the recent credit crisis. In addition, we constantly monitor the credit worthiness of our members and we believe that our current group of members are sound and represent no abnormal business risk.
     Foreign currency risk. Although it represents approximately 4% of our revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. In 2008, 2009, and 2010, we recorded foreign currency exchange (losses)/gains of zero, ($1.1 million), and $46,000, respectively, which is included in other income, net in our Consolidated Statements of Income. A hypothetical 10% change in foreign currency exchange rates would not have a material impact on our financial position as of March 31, 2010.

Item 8. Financial Statements and Supplementary Data.
Report of Management’s Assessment of Internal Control Over Financial Reporting
     Management is responsible for the preparation and integrity of our Consolidated Financial Statements appearing in our Annual Report. Our Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in our Consolidated Financial Statements.
     Management is also responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the reliable preparation and presentation of our Consolidated Financial Statements in accordance with generally accepted accounting principles, as well as to safeguard assets from unauthorized use or disposition.
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
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2010.
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

/s/ Robert W. Musslewhite
Robert W. Musslewhite
Chief Executive Officer and Director
June 14, 2010

/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer
June 14, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
We have audited The Advisory Board Company and subsidiaries internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Advisory Board Company and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, The Advisory Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Advisory Board Company and subsidiaries consolidated balance sheets of as of March 31, 2009 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010, and our report dated June 14, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
June 14, 2010

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2009 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule of the Company for the years ended March 31, 2008, 2009, and 2010 as listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries as of March 31, 2009 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Advisory Board Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
June 14, 2010

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$23,746	$61,238
Marketable securities	8,385	10,422
Membership fees receivable, net	116,739	143,453
Prepaid expenses and other current assets	5,113	3,326
Deferred income taxes, net	3,083	5,629

Total current assets	157,066	224,068
Property and equipment, net	34,156	22,183
Intangible assets, net	4,463	9,161
Restricted cash	—	2,500
Goodwill	24,563	37,255
Deferred incentive compensation and other charges	26,737	37,563
Deferred income taxes, net of current portion	7,555	7,782
Other non-current assets	—	5,000
Marketable securities	61,718	41,260

Total assets	$316,258	$386,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$150,609	$182,689
Accounts payable and accrued liabilities	35,777	51,254
Accrued incentive compensation	7,320	12,152

Total current liabilities	193,706	246,095
Long-term deferred revenue	19,869	25,713
Other long-term liabilities	3,784	3,149

Total liabilities	217,359	274,957

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 21,744,456 and 21,836,893 shares issued as of March 31, 2009 and 2010, respectively, and 15,558,894 and 15,505,152 shares outstanding as of March 31, 2009 and 2010, respectively	217	218
Additional paid-in capital	233,794	239,548
Retained earnings	134,492	145,925
Accumulated elements of other comprehensive income	1,307	1,034
Treasury stock, at cost 6,185,562 and 6,331,741 shares as of March 31, 2009 and 2010, respectively	(270,911)	(274,910)

Total stockholders’ equity	98,899	111,815

Total liabilities and stockholders’ equity	$316,258	$386,772

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended March 31,
	2008	2009	2010
Revenue	$218,971	$230,360	$239,323

Costs and expenses:
Cost of services	102,291	116,556	124,412
Member relations and marketing	45,890	52,292	53,928
General and administrative	25,269	26,725	32,133
Depreciation and amortization	3,589	5,647	6,391
Write-off of capitalized software	—	—	7,397

Income from operations	41,932	29,140	15,062
Other income, net	6,142	2,445	2,340

Income before provision for income taxes	48,074	31,585	17,402
Provision for income taxes	(16,012)	(10,117)	(5,969)

Net income	$32,062	$21,468	$11,433

Earnings per share:
Net income per share — basic	$1.78	$1.31	$0.74
Net income per share — diluted	$1.72	$1.30	$0.73
Weighted average number of shares outstanding:
Basic	17,999	16,441	15,515
Diluted	18,635	16,560	15,692
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
					Elements of
			Additional		Other			Annual
	Common Shares		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Stock	Amount	Capital	Earnings	Income (Loss)	Stock	Total	Income
Balance as of March 31, 2007	18,227,726	208	181,380	80,962	(1,156)	(122,930)	138,464	28,857
Proceeds from exercise of stock options	650,991	7	17,637	—	—	—	17,644	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	42,018	—	(797)	—	—	—	(797)	—
Excess tax benefits from stock-based awards	—	—	5,940	—	—	—	5,940	—
Proceeds from issuance of common stock under employee stock purchase plan	8,986	—	447	—	—	—	447	—
Stock-based compensation expense	—	—	12,563	—	—	—	12,563	—
Purchases of treasury stock	(1,536,095)	—	—	—	—	(86,490)	(86,490)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of $1,452	—	—	—	—	2,696	—	2,696	2,696
Net income	—	—	—	32,062	—	—	32,062	32,062

Balance as of March 31, 2008	17,393,626	215	217,170	113,024	1,540	(209,420)	122,529	34,758
Acquisition of Crimson Software, Inc.	102,984	1	4,724	—	—	—	4,725	—
Proceeds from exercise of stock options	18,625	—	420	—	—	—	420	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	80,070	1	(825)	—	—	—	(824)	—
Deficient tax benefits from stock-based awards	—	—	(479)	—	—	—	(479)	—
Proceeds from issuance of common stock under employee stock purchase plan	14,844	—	337	—	—	—	337	—
Stock-based compensation expense	—	—	12,447	—	—	—	12,447	—
Purchases of treasury stock	(2,051,255)	—	—	—	—	(61,491)	(61,491)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($125)	—	—	—	—	(233)	—	(233)	(233)
Net income	—	—	—	21,468	—	—	21,468	21,468

Balance as of March 31, 2009	15,558,894	217	$233,794	$134,492	$1,307	$(270,911)	$98,899	$21,235
Proceeds from exercise of stock options	11,500	—	214	—	—	—	214	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	75,364	1	(1,249)	—	—	—	(1,248)	—
Deficient tax benefits from stock-based awards	—	—	(811)	—	—	—	(811)	—
Proceeds from issuance of common stock under employee stock purchase plan	5,573	—	148	—	—	—	148	—
Stock-based compensation expense	—	—	12,152	—	—	—	12,152	—
Purchases of treasury stock	(146,179)	—	—	—	—	(3,999)	(3,999)	—
Reversal of deferred tax asset for option cancellation	—	—	(4,700)	—	—	—	(4,700)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($94)	—	—	—	—	(273)	—	(273)	(273)
Net income	—	—	—	11,433	—	—	11,433	11,433

Balance as of March 31, 2010	15,505,152	218	$239,548	$145,925	$1,034	$(274,910)	$111,815	$11,160

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2008	2009	2010
Cash flows from operating activities:
Net income	$32,062	$21,468	$11,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,589	5,647	6,391
Write-off of capitalized software	—	—	7,397
Amortization of intangible assets	253	980	1,644
Deferred income taxes	14,913	3,635	(8,136)
Excess tax benefits from stock-based awards	(5,940)	(291)	—
Stock-based compensation expense	12,563	12,447	12,152
Amortization of marketable securities premiums	957	681	633
Changes in operating assets and liabilities:
Membership fees receivable	(23,867)	(25,485)	(25,822)
Prepaid expenses and other current assets	(737)	(1,381)	1,799
Deferred incentive compensation and other charges	(8,351)	(4,529)	(10,826)
Deferred revenues	27,153	22,410	36,277
Accounts payable and accrued liabilities	8,273	4,449	9,532
Accrued incentive compensation	(576)	(2,712)	4,832
Other long-term liabilities	25	2,372	(635)

Net cash provided by operating activities	60,317	39,691	46,671

Cash flows from investing activities:
Purchases of property and equipment	(9,065)	(14,017)	(1,802)
Capitalized external use software development costs	(491)	(996)	(742)
Cash paid for acquisition, net of cash acquired	—	(18,592)	(11,100)
Cash paid for acquisition in escrow	—	—	(2,500)
Redemptions of marketable securities	91,805	88,054	45,412
Purchases of marketable securities	(74,598)	(27,033)	(28,561)
Other investing activities	—	—	(5,000)

Net cash provided by / (used in) investing activities	7,651	27,416	(4,293)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	17,644	420	214
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(797)	(825)	(1,249)
Proceeds from issuance of common stock under employee stock purchase plan	447	337	148
Excess tax benefits from stock-based awards	5,940	291	—
Purchases of treasury stock	(86,490)	(61,491)	(3,999)

Net cash used in financing activities	(63,256)	(61,268)	(4,886)

Net increase in cash and cash equivalents	4,712	5,839	37,492
Cash and cash equivalents, beginning of period	13,195	17,907	23,746

Cash and cash equivalents, end of period	$17,907	$23,746	$61,238

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,480	$5,211	$12,958
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description
     The Advisory Board Company and its subsidiaries (the “Company”) provide best practices research and analysis, business intelligence and software tools, and installation support and management and advisory services to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions through discrete programs. Members of each program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence and software tools.
Note 2. Basis of presentation
     The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Note 3. Summary of significant accounting policies
Cash equivalents and marketable securities
     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. As of March 31, 2009 and 2010, the Company’s marketable securities consisted of U.S. government agency obligations and District of Columbia and other various state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of other comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities.
Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership programs, the Company provides software tools under a hosting arrangement where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and only receive access to the business intelligence and software tools during the term of their membership agreement. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
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

Business Combinations
     The Company records acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are recognized at their fair value on the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowance are recognized as a reduction or increase to expense or as a direct adjustment to additional paid-in capital as required. Any acquired in-process research and development is capitalized as an intangible asset and amortized it over its estimated useful life. On April 1, 2009, the Company adopted accounting guidance for business combinations which was intended to simplify existing guidance and converge rulemaking between accounting principles generally accepted in the United States (“U.S. GAAP”) and international accounting standards. As a result of the adoption, acquisition-related costs are now recorded as expenses in the Consolidated Financial Statements that would previously have been capitalized as a part of the purchase price.
Goodwill and other intangible assets
     The excess cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company’s goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment on an annual basis at March 31st, or more frequently if events or changes in circumstances indicate potential impairment. The Company has concluded that its reporting units used to assess goodwill impairment are the same as its operating segments. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
     Other intangible assets consist of capitalized software for sale and acquired intangibles. The Company capitalizes consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. The Company determines that technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. Once the software product is ready for general availability, the Company ceases capitalizing costs and begins amortizing the intangible asset on a straight-line basis over its estimated useful life. The weighted-average estimated useful life of capitalized software is five years. Other intangible assets include those assets that arise from business combinations consisting of developed technology, non-competes, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to ten years.
Recovery of long-lived assets (excluding goodwill)
     The Company records long-lived assets, such as property and equipment, at cost. The carrying value of long-lived assets is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be fully recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. If it is determined that an asset’s carrying value is impaired, a write-down of the carrying value of the identified asset will be recorded as an operating expense on the Consolidated Statements of Income in the period in which the determination is made.
Revenue recognition
     Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member, and fees receivable during the subsequent twelve month period and related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In many of the Company’s higher priced programs and membership agreements with terms that are greater than one year, fees may be billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.

     Revenue from renewable memberships and best practices installation support memberships is recognized ratably over the term of the related subscription agreement. Certain membership programs incorporate hosted business intelligence and software tools. In many of these agreements, members are charged set up fees in addition to subscription fees for access to the hosted web-based business intelligence tools and related membership services. Both set up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally one to three years. Upon launch of a new program that incorporates a business intelligence software tool, all program revenue is deferred until the tool is generally available for release to the Company’s membership, and then recognized ratably over the remainder of the contract term of each agreement. One of the Company’s programs includes delivered software tools together with implementation services, technical support, and related membership services. For these arrangements, the Company separates the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as services are performed using project hours as the basis to measure progress towards completion. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered. Multiple contracts with a single member are treated as separate arrangements for revenue recognition purposes.
     The Company also performs professional services sold under separate agreements that include management and consulting services. The Company recognizes professional services revenues on a time-and-materials basis as services are rendered.
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
Deferred incentive compensation and other charges
     Direct incentive compensation to employees related to the negotiation of new and renewal memberships, license fees to third party vendors for tools, data, and software incorporated in specific memberships that include business intelligence tools, and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.
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

	Year Ended March 31,
	2008	2009	2010
Basic weighted average common shares outstanding	17,999	16,441	15,515
Dilutive impact of stock options	584	94	101
Dilutive impact of restricted stock units	52	25	76

Diluted weighted average common shares outstanding	18,635	16,560	15,692

     The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Year Ended March 31,
	2008	2009	2010
Anti-dilutive weighted average common shares	854	2,920	1,753
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
     For each of the fiscal years ended March 31, 2008, 2009, and 2010, the Company generated approximately 4% of revenue from members outside the United States. The Company’s limited international operations subject the Company to risks related to currency exchange fluctuations. Prices for the Company’s services sold to members located outside the United States are sometimes denominated in local currencies. As a consequence, increases in the U.S. dollar against local currencies in countries where the Company has members would result in a foreign exchange loss recognized by the Company.
Other income, net
     Other income, net for the year ended March 31, 2008 consists only of interest income earned from the Company’s marketable securities. Other income, net for the year ended March 31, 2009 includes $3.5 million of interest income earned from the Company’s marketable securities and $1.1 million of losses on foreign exchange rates. Other income, net for the year ended March 31, 2010 includes $2.3 million of interest income earned from the Company’s marketable securities and a $46,000 gain on foreign exchange rates.
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
Segment reporting
     Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Under this definition, the Company contains two operating segments as of March 31, 2010. Both segments have similar economic characteristics, provide similar products and services sold to the same or very similar customers, and have similar sales and distribution procedures. Consequently, the Company has one reportable segment for financial statement purposes.

Research and development costs
     Costs related to the research and development of new programs are expensed when incurred. Research and development costs were immaterial for the fiscal years presented.
Stock-based compensation
     The Company has several stock-based compensation plans which are described more fully in Note 11, “Stock-based compensation.” These plans provide for the granting of stock options and restricted stock units (“RSUs”) to employees and non-employee members of the Company’s Board of Directors. Stock-based compensation cost is measured at the grant date of the stock-based awards based on their fair values, and is recognized as an expense in the Consolidated Statements of Income over the vesting periods of the awards. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant. The Company calculates the grant date estimated fair value of stock options using a Black-Scholes valuation model. Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain.
Use of estimates in preparation of consolidated financial statements
     The Company’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. These accounting principles require the Company to make certain estimates, judgments, and assumptions. For cases where the Company is required to make certain estimates, judgments, and assumptions, the Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected. The Company’s estimates, judgments, and assumptions may include: estimates of bad debt reserves, estimates to establish employee bonus and commission accruals, estimating useful lives of acquired or internally developed intangible assets, estimating the fair value of goodwill and intangibles and evaluating impairment, determining when investment impairments are other-than-temporary, estimates in stock-based compensation forfeiture rates, and estimating the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
Recent accounting pronouncements
Recently adopted
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance defining fair value, establishing a framework for measuring fair value in accordance with GAAP, and expanding disclosure requirements about fair value measurements. Guidance was provided about how to measure fair value on both financial and non-financial assets and liabilities by providing a fair value hierarchy used to classify the source of the information. The Company previously adopted the guidance for financial assets and liabilities on April 1, 2008 and the adoption did not impact the Company’s financial position or results of operations. On April 1, 2009, the Company adopted the guidance for non-financial assets and liabilities and the adoption did not impact the Company’s financial position or results of operations.
     In December 2007 the FASB issued guidance for business combinations which retains the purchase method of accounting for acquisitions and requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting and changes in the recognition of assets acquired and liabilities assumed arising from contingencies. The new guidance also requires the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. The Company adopted this new guidance beginning on April 1, 2009 and has applied it prospectively to business combinations completed on or after that date. In addition, the FASB provided additional guidance related to acquired intangible assets applied prospectively only to intangible assets acquired after the effective date. A discussion of the more significant items involving this guidance that could materially affect the Consolidated Financial Statements and the accounting policy for these items is included in the discussion of “Summary of significant accounting policies—Business combinations” above.

     In June 2008, the FASB issued guidance providing that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. All prior year earnings per share data presented is required to be adjusted retrospectively. The Company adopted this guidance on April 1, 2009 and the implementation of this standard did not impact the Company’s financial position or results of operations since the Company’s stock-based awards do not contain nonforfeitable rights to dividends or dividend equivalents.
     In April 2009 the FASB issued requirements for fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of this guidance, the fair values of those assets and liabilities were only disclosed annually. In response to the new guidance, the Company discloses this information on a quarterly basis, providing the method and significant assumptions used to estimate the fair value of financial instruments.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) which established the Codification as the sole source of authoritative GAAP. The adoption of the Codification did not impact the Company’s financial position or results of operations. Based on the Company’s adoption of the Codification, all references to U.S. GAAP have been removed and replaced with plain English explanations.
Accounting pronouncements not yet adopted
     In October 2009, the FASB amended the accounting standards for revenue recognition with multiple elements. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple element arrangements and expands the disclosure requirements for revenue recognition. The guidance is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted. This guidance will be effective for the Company beginning April 1, 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.
     In October 2009, the FASB amended the accounting standards for revenue arrangements with software elements. The amended guidance modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple elements guidance described above.
     In January 2010, the FASB amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances, and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010. The guidance affecting Level 1 and Level 2 fair value measurements was adopted on January 1, 2010 and did not impact the Company’s financial position or results of operations. The guidance regarding Level 3 disclosures will be effective for the Company beginning April 1, 2010. The Company is evaluating the guidance regarding the additional disclosures and does not believe that this guidance will have a significant impact on the Company’s financial position or results of operations.

Note 4. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2010
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$11,956	$11,630	$326	$—
Washington, D.C. tax exempt obligations	2,521	2,506	15	—
Tax exempt obligations of other states	37,205	35,902	1,485	182

	$51,682	$50,038	$1,826	$182

	As of March 31, 2009
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$30,153	$29,525	$666	$38
Washington, D.C. tax exempt obligations	3,618	3,549	69	—
Tax exempt obligations of other states	36,332	35,010	1,322	—

	$70,103	$68,084	$2,057	$38

     The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2010
	Fair market	Amortized
	value	cost
Matures in less than 1 year	$10,421	$10,318
Matures after 1 year through 5 years	27,463	25,899
Matures after 5 years through 10 years	13,798	13,821

	$51,682	$50,038

     The weighted average maturity on all marketable securities held by the Company as of March 31, 2010 was approximately 3.4 years. Pre-tax net unrealized gains on the Company’s investments of $1.6 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $0.1 million is related to investments that mature before March 31, 2011. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the Consolidated Balance Sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
Note 5. Acquisitions
Southwind
     On December 31, 2009, the Company acquired substantially all of the assets of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”), a leading health care industry management and advisory firm focused on hospital-physician integration and physician practice management. The Company acquired Southwind to expand its product offerings and assist members with physician alignment and management needs by broadening its services offerings to include in-depth management and advisory services. The $16.9 million total purchase price consisted of $11.1 million of cash paid to the Southwind equity holders, net of $0.2 million in cash acquired, and the fair value of estimated additional contingent payments of $5.6 million recorded as a liability as of March 31, 2010. These additional contingent payments will become due and payable to Southwind’s former owners if certain milestones are met over the evaluation periods beginning at the acquisition date extending through December 31, 2014. A portion of the $5.6 million contingent payments is payable in shares of the Company’s common stock. As of March 31, 2010, no changes to the fair value of these contingent payments have been recognized. Any adjustments made to the fair value, if any, would be recorded in the Company’s Consolidated Statements of

Income. An escrow account containing $2.5 million in restricted cash was established as part of the acquisition in order to cover a portion of these contingent payments.
     The total purchase price was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of December 31, 2009. The Company’s fair value of identifiable tangible and intangible assets was based, in part, on a valuation completed by an independent valuation firm using an income approach from a market participant perspective, and estimates and assumptions provided by management. Of the total estimated purchase price, $2.3 million was allocated to acquired assets, $1.9 million was allocated to assumed liabilities, and $5.6 million was allocated to intangible assets which consist of the value assigned to customer related intangibles of $5.5 million, primarily customer relationships and trademarks, and employee related intangibles of $0.1 million. The acquired customer and employee related intangibles have estimated lives ranging from six months to nine years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.2 years. Approximately $10.9 million was allocated to goodwill which represents synergistic benefits expected to be generated from scaling Southwind’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.
     Acquisition related transaction costs of $0.5 million, including actual and estimated legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying Consolidated Statements of Income for the year ended March 31, 2010. The financial results of Southwind are included in the Company’s Consolidated Financial Statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Crimson
     Effective April 30, 2008, the Company completed its acquisition of Crimson Software, Inc (“Crimson”), whereby the Company acquired all of the issued and outstanding capital stock of Crimson for approximately $19.0 million in cash and 103,000 shares of the Company’s common stock, valued at approximately $4.7 million. Crimson was a provider of hosted data, analytics, and business intelligence software to hospitals, health systems and physician clinics. The acquisition pairs the Company’s best practices research and process insights with Crimson’s business intelligence tools to enable the Company’s members to improve clinical resource utilization and outcomes in a healthcare market that is increasingly focused on value-based purchasing, pay-for-performance, and enhanced physician management.
     The purchase price for the Crimson acquisition included an additional $0.1 million for a post-closing purchase price adjustment; up to $3.4 million of additional cash payments due and payable if certain milestones were met over the evaluation periods beginning at the acquisition date through March 31, 2010; and $0.2 million of acquisition related transaction costs including legal, accounting, and other professional fees directly related to the acquisition. The additional payments subject to milestones were estimated by management and a portion was deemed probable of payment. The Company paid $2.3 million in cash for achievement of some of these milestones in the year ended March 31, 2009. As of March 31, 2010, the remaining balance of these cash payments was approximately $1.1 million. In accordance with the agreement, 51,492 shares were released in December 2008 from the escrow account established to satisfy any post-closing indemnification obligations of the Crimson stockholders. The remaining shares of the Company’s common stock held in escrow were released in June and December 2009. The $4.7 million of common stock issued is a non-cash investing and financing activity. As of March 31, 2010, the total purchase price was valued at approximately $27.4 million. Crimson physician management subscription agreements include business intelligence tools which are hosted on the Company’s servers and related revenue is recognized ratably over the term of the agreement. The Company has included the results of operations of Crimson from the effective date of the acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

     The total purchase price is composed of the following (in thousands):

Cash originally paid to Crimson stockholders	$19,000
Shares issued	4,725
Post-closing purchase price adjustment	97
Acquisition related transaction costs	188
Additional cash payments to Crimson stockholders	3,395

Total purchase price	$27,405

Purchase price allocation
     The total purchase price was allocated to Crimson’s tangible and separately identifiable intangible assets acquired and liabilities assumed based on management’s estimate of their fair values as of April 30, 2008. The total purchase price was allocated as set forth below (in thousands):

Current assets	$10,142
Fixed assets	36
Acquired developed technology	2,856
Customer related intangible assets	3,199
Goodwill	19,324
Deferred tax liability	(4,017)
Current liabilities	(215)
Deferred revenue	(3,920)

Total purchase price	$27,405

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
Note 6. Other non-current assets
     In June 2009 the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers. In addition, the Company entered into a licensing agreement with that company. The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of March 31, 2010 is $5.0 million and is included in other non-current assets on the Company’s Consolidated Balance Sheets. The convertible preferred stock carries a dividend rate of 8% that is payable if and when declared by its board of directors. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the year ended March 31, 2010.
Note 7. Property and equipment
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
     The acquired developed technology is classified as property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s Consolidated Statements of Income. Acquired developed software is amortized over its estimated useful life of nine years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization for the years ended March 31, 2008, 2009, and 2010 was approximately $0 million, $0.3 million, and $0.3 million, respectively.
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

	As of March 31,
	2009	2010
Leasehold improvements	$15,151	$15,270
Furniture, fixtures and equipment	16,199	16,242
Software	27,285	19,865

	58,635	51,377
Accumulated depreciation and amortization	(24,479)	(29,194)

Property and equipment, net	$34,156	$22,183

     The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. At September 30, 2009, the Company concluded that certain capitalized software development costs were not fully recoverable. As a result, the Company recognized an impairment on capitalized software of $7.4 million. For further discussion of the impairment and the valuation method used, see Note 10, “Fair value measurements.” The Company did not recognize any impairment losses on any of its long-lived assets during the years ended March 31, 2008 or 2009. In addition, the Company believes that no impairment indicators existed subsequent to September 30, 2009.
Note 8. Goodwill and other intangibles
     Included in the Company’s goodwill and other intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the years ended March 31, 2008, 2009, and 2010.
     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from six months to ten years. As of March 31, 2010, the weighted average remaining useful life of acquired intangibles is approximately 6.7 years. As of March 31, 2010, the weighted average remaining useful life of internally developed intangibles is approximately 4.2 years.

     The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of March 31, 2009			As of March 31, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$1,973	$(231)	$1,742	$2,715	$(553)	$2,162
Acquired intangibles:
Developed software	738	(554)	184	738	(723)	15
Customer relationships	—	—	—	3,600	(100)	3,500
Trademarks	—	—	—	1,500	(75)	1,425
Non-compete agreements	—	—	—	100	(25)	75
Customer contracts	3,313	(776)	2,537	3,713	(1,729)	1,984

Total other intangibles	$6,024	$(1,561)	$4,463	$12,366	$(3,205)	$9,161

     Amortization expense for other intangible assets for the fiscal years ending March 31, 2008, 2009, and 2010, recorded in cost of services on the accompanying Consolidated Statements of Income, was approximately $0.3 million, $1.0 million, and $1.6 million, respectively. The following approximates the anticipated aggregate amortization expense to be recorded in cost of services on the Consolidated Statements of Income for each of the following five fiscal years ended March 31, 2011 through 2015: $2.3 million, $1.4 million, $1.2 million, $1.2 million, and $0.9 million, respectively, and $2.2 million thereafter.
Note 9. Membership fees receivable
     Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2009	2010
Billed fees receivable	$29,880	$36,827
Unbilled fees receivable	89,597	110,238

	119,477	147,065
Allowance for uncollectible revenue	(2,738)	(3,612)

Membership fees receivable, net	$116,739	$143,453

     Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay on an installment basis and substantially all of the unbilled fees recorded are expected to be billed in the next twelve months.
Note 10. Fair value measurements
Financial instruments
     The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities. The following methods and assumptions are used to estimate the fair value of each class of financial instrument.
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
     Restricted cash: This includes all cash and liquid investments held in escrow. The carrying amount approximates fair value because of the short maturity of these instruments. The Company’s restricted cash is held at a major commercial bank.

     Marketable securities: The Company’s marketable securities, consisting of U.S. government agency obligations and District of Columbia and other various state tax-exempt notes and bonds, are classified as available-for-sale and are carried at fair market value based on quoted market prices.
Measurements
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The valuation of can be determined using widely accepted valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). As a basis for applying a market-based approach in fair value measurements, U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
     The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

		Fair value measurement as of March 31, 2010
	Fair value	using fair value hierarchy
	as of March 31, 2010	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$61,238	$61,238	—	—
Restricted cash (1)	2,500	2,500	—	—
Available-for-sale marketable securities (2)	51,682	51,682	—	—

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using quoted market prices of identical assets. For further detail, see Note 4, “Marketable securities.”
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

Note 11. Stock-based compensation
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
     The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 1,055,000, plus the shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2006 Plan and the 2009 Plan have a five year maximum contractual term. As of March 31, 2010, there were 654,289 shares available for issuance under the 2005 Plan and 1,253,327 shares available for issuance under the 2009 Plan.
     The 2009 Plan and the 2005 Plan (the “Plans”) are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine which officers, directors, and employees are awarded options or share awards pursuant to the Plans and to determine the terms of the awards. Grants may consist of treasury shares or newly issued shares. Options are rights to purchase common stock of the Company at the fair market value on the date of grant. The exercise price of a stock option or other equity-based award is equal to the closing price of the Company’s common stock on the date of grant. The Company generally awards non-qualified options, but the Plans do allow for options to qualify as incentive stock options under Section 422 of the Internal Revenue Code. RSUs are equity settled stock-based compensation arrangements of a number of shares of the Company’s common stock. Holders of options do not participate in dividends, if any, until after the exercise of the award. RSU holders do not participate in dividends, if any, nor do they have voting rights until the restrictions lapse.
     Stock option activity. During the fiscal years ended March 31, 2008, 2009, and 2010, the Company granted 12,500, 437,911 and 950,050 stock options with a weighted average exercise price of $58.12, $44.64, and $19.04, respectively. The weighted-average fair values of the stock option grants are listed in the valuation assumptions table of the “Black-Scholes stock option valuation model” discussion below. During the fiscal years ended March 31, 2008, 2009, and 2010, participants exercised 650,991, 18,625, and 11,500 options for a total intrinsic value of $19.5 million, $0.4 million, and $0.1 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.
     In September 2009, certain members of the Company’s senior management and Board of Directors voluntarily surrendered an aggregate of 830,025 stock options (both vested and unvested) having exercise prices between $51.56 per share and $60.60 per share. The individuals who surrendered options received nothing in return, and were promised nothing in return, such as future equity grants to replace the surrendered options. The Company does not plan to vary its equity grant practices as a result of this cancellation. The Company accelerated the remaining expense on these cancelled awards, which resulted in pre-tax charges of approximately $0.7 million recorded in cost of services, $0.1 million recorded in member relations and marketing, and $1.1 million recorded in general and administrative expense during the year ended March 31, 2010. This cancellation resulted in the reversal of $4.7 million of deferred tax assets that would no longer be realized. The reversal of these deferred tax assets resulted in a decrease to additional paid-in capital as the Company has a sufficient pool of excess tax benefits.

     Restricted stock unit activity. During the fiscal years ended March 31, 2008, 2009, and 2010, the Company granted 3,200, 158,933, and 76,500 RSUs. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted-average grant date fair value of RSUs granted for the fiscal years ended March 31, 2008, 2009, and 2010 was $51.77, $44.76, and $18.52, respectively. During the fiscal years ended March 31, 2008, 2009, and 2010, participants vested 71,577, 90,755, and 115,839 RSUs for a total intrinsic value of $3.8 million, $1.5 million, and $3.6 million, respectively. Of the 115,839 RSUs vested in fiscal 2010, 40,475 shares were withheld to satisfy minimum employee tax withholding. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price at the vesting date.
     There were 242,445 RSUs outstanding as of March 31, 2009. During the fiscal year ended March 31, 2010, 76,500 RSUs were granted, 115,839 RSUs vested and were issued, and 3,150 RSUs were forfeited. As of March 31, 2010, 199,956 RSUs were outstanding. The weighted average fair value of RSUs granted during fiscal 2010 was $18.52, the majority of which vest in four equal annual installments on the anniversary of the grant date.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of March 31, 2010, a total of 759,568 shares were available for issuance under the ESPP. During the fiscal years ended March 31, 2008, 2009, and 2010, the Company issued 8,986, 14,844, and 5,573 shares under the ESPP at an average price of $49.23, $23.82, and $26.68 per share, respectively. The compensation expense related to the ESPP recorded in the years ended March 31, 2008, 2009, and 2010 was not material.
Valuation assumptions and equity based award activity
     As discussed in Note 3, “Summary of significant accounting policies,” determining the estimated fair value of stock-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares, and forfeiture rates of the awards.
Black-Scholes stock option valuation model
     The Company uses the Black-Scholes model to estimate the fair value of its stock option grants. The expected term for its stock options was determined through analysis of historical data on employee exercises, vesting periods of awards, and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury bonds issued with similar life terms to the expected life of the grant. Volatility is calculated based on historical volatility of the daily closing price of the Company’s common stock continuously compounded with a look back period similar to the terms of the expected life of the grant. The Company has not declared or paid any cash dividend on its common stock since the closing of its initial public offering and does not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by the Company’s Board of Directors and would depend upon, among other factors, the Company’s earnings, financial condition, and cash requirements.

     The Company calculates the fair value of each stock option award on the date of grant. The following average key assumptions were used in the Black-Scholes valuation model to value stock option grants for each respective period:

	Year Ended March 31,
	2008	2009	2010
Stock option grants:
Risk-free interest rate	4.20%	2.91%	1.60%
Expected lives in years	3.8	4.0	4.0
Expected volatility	25.80%	28.40%	37.60%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average grant date fair value of options granted	$15.28	$12.08	$6.01
Number of shares granted	12,500	437,911	950,050
     The following table summarizes the changes in common stock options during fiscal 2010 for all of the stock incentive plans described above.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term (in	Intrinsic Value
	Options	Exercise Price	years)	(in thousands)

Outstanding, March 31, 2009	2,835,765	$42.73
Granted	950,050	$19.04
Exercised	(11,500)	$18.58
Forfeited	(83,925)	$47.37
Cancellations	(830,025)	$53.14

Outstanding, March 31, 2010	2,860,365	$31.80	4.27	$12,649

Exercisable	1,801,062	$36.63	4.12	$1,790

     The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at March 31, 2010, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. In fiscal 2010, 173,413 options vested.
Valuation for restricted stock units
     RSUs are valued at the grant date closing price of the Company’s common stock as recorded by the Nasdaq Stock Market (“Nasdaq”).
Valuation for employee stock purchase rights
     The value of employee stock purchase rights for shares of stock purchased under the ESPP is determined as the fair market value of the underlying shares on the date of purchase as determined by the closing price the Company’s common stock as recorded by Nasdaq, less the purchase price, which is 95% of the closing price of the Company’s common stock. The ESPP enrollment begins on the first day of the quarter. Stock purchases occur on the last day of the quarter, with only eligible employee payroll deductions for the period used to calculate the shares purchased. There is no estimate of grant date fair value or estimated forfeitures since actual compensation expense is recorded in the period on the purchase date. The fair value of employee stock purchase rights is equivalent to a 5% discount of the purchase date closing price.

Forfeitures
     Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term and can range from six months to four years. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
Compensation expense
     The Company recognized stock-based compensation expense in the following Consolidated Statements of Income line items for stock options and RSUs and for shares issued under the Company’s ESPP, for the fiscal years ended March 31, 2008, 2009, and 2010 (in thousands, except per share amounts):

	Year Ended March 31,
	2008	2009	2010
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$4,558	$4,273	$3,930
Member relations and marketing	2,599	2,436	2,248
General and administrative	5,406	5,738	5,974
Depreciation	—	—	—

Total costs and expenses	12,563	12,447	12,152

Income from operations	(12,563)	(12,447)	(12,152)

Net income	$(8,380)	$(8,464)	$(7,984)

Impact on diluted earnings per share	$(0.45)	$(0.51)	$(0.51)

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Year Ended March 31,
	2008	2009	2010
Stock-based compensation expense by award type:
Stock options	$8,933	$7,209	$6,287
Restricted stock units	3,552	5,179	5,857
Employee stock purchase rights	78	59	8

Total stock-based compensation	$12,563	$12,447	$12,152

     As of March 31, 2010, $11.4 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.2 years.
Tax benefits
     The benefits of tax deductions in excess of recognized book compensation expense are reported as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows. Approximately $5.9 million, $0.3 million, and $0 million of tax benefits associated with the exercise of employee stock options were recorded as cash from financing activities in fiscal 2008, 2009, and 2010, respectively.
Note 12. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the fiscal years ended March 31, 2008, 2009, and 2010 was $34.8 million, $21.2 million, and $11.2 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’

equity on the Consolidated Balance Sheets are composed solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
Note 13. Income taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2008	2009	2010
Current	$1,099	$6,482	$14,105
Deferred	14,913	3,635	(8,136)

Provision for income taxes	$16,012	$10,117	$5,969

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2008	2009	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	0.7	2.2	5.7
Tax-exempt interest income	(1.1)	(1.6)	(2.7)
D.C. QHTC income tax credits	(3.4)	(5.0)	(9.1)
Other permanent differences, net	2.1	1.4	5.4

Effective tax rate	33.3%	32.0%	34.3%

     Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the Consolidated Financial Statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2009	2010
Deferred income tax assets (liabilities):
Tax credit carry forwards	$5,687	$6,818
Deferred compensation accrued for financial reporting purposes	2,931	4,885
Stock-based compensation	11,772	6,487
Reserve for uncollectible revenue	1,096	1,550
Other	643	918

Total deferred tax assets	22,129	20,658

Capitalized software development costs	(6,721)	(3,157)
Acquired Intangibles	(2,031)	(1,529)
Deferred incentive compensation and other deferred charges	(1,185)	(1,769)
Unrealized gains on available-for-sale securities	(705)	(557)
Depreciation	(764)	(235)
Other	(85)	—

Total deferred tax liabilities	(11,491)	(7,247)

Net deferred income tax assets	$10,638	$13,411

     In estimating future tax consequences, the Company generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its estimated future taxable income will be sufficient for the full realization of its deferred income tax assets. The effect of future changes in existing laws or rates is not considered in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted.
     The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the Consolidated Statements of Income for the years ended March 31, 2008, 2009, or 2010. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2005.
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
     In February 2006, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the New E-conomy Transformation Act of 2000 (the “Act”) had been accepted effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through calendar year 2008 and 6.0% thereafter, versus 9.975% prior to this qualification. Under the Act, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits.
Note 14. Stockholders’ equity
     In April 2008 the Company’s Board of Directors authorized an increase in its cumulative share repurchase program to $350 million of the Company’s common stock. The Company repurchased 1,536,095, 2,051,225, and 146,179 shares of its common stock at a total cost of approximately $86.5 million, $61.5 million, and $4.0 million in fiscal 2008, 2009, and 2010, respectively, pursuant to its share repurchase program. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of March 31, 2010, the remaining authorized repurchase amount was $41.5 million.
     As of March 31, 2010 and March 31, 2009, the Company had repurchased 7,331,741 and 7,185,562 shares of the Company’s common stock, respectively, at a total cost of $308.0 million and $304.0 million, respectively. Of these repurchased shares, 1,000,000 shares have been retired.
Note 15. Commitments and contingencies
Operating leases
     The Company leases its headquarters space (the “Lease”) under an operating lease that expires in 2019. Leasehold improvements related to the Lease are depreciated over the term of the Lease and totaled approximately $11.9 million, net, and $11.0 million, net, as of March 31, 2009 and 2010, respectively. The terms of the Lease contain provisions for rental escalation, and the Company is required to pay its portion of executory costs such as taxes, insurance, and operating expenses. The Company also leases (under operating leases) small office spaces in Portland, Oregon; Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; San Francisco, California; and Chennai, India. The Oregon lease expires in June 2011, the Texas lease in May 2014, the Tennessee lease in March 2011, the Illinois lease in September 2014, the California lease in November 2012, and the India lease in May 2010. The Company recognized rental and executory expenses of $6.9 million, $8.5 million, and $9.3 million in the years ended March 31, 2008, 2009, and 2010, respectively, related to these leases.

     The following table details the future minimum lease payments under the Company’s current leases, excluding rental escalation and executory costs (in thousands):

Year Ending March 31,
2011	$6,575
2012	6,223
2013	6,060
2014	5,934
2015	5,501
Thereafter	23,080

Total	$53,373

Credit facility
     In November 2006, the Company entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings under the credit facility, if any, will be collateralized by certain of the Company’s marketable securities and will bear interest at an amount based on the published LIBOR rate. The Company is also required to maintain an interest coverage ratio for each of its fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at the request of the Company by as much as $10 million per year up to an aggregate maximum increase of $50 million. There have been no borrowings under the credit facility and the amount available for borrowing as of March 31, 2010 is $20 million.
Benefit plan
     The Company sponsors a defined contribution 401(k) plan (the “401(k) Plan”) for all employees who have reached the age of twenty-one. The Company provides discretionary contributions in the range of 0% to 100%, which percentage is determined by the Company after the end of the applicable plan year, of an employee’s contribution up to a maximum of 4% of base salary. During the period from March 1, 2009 to December 31, 2009, the Company suspended its discretionary contributions to the 401(k) Plan. Contributions to the 401(k) Plan for the fiscal years ended March 31, 2008, 2009, and 2010 were approximately $1.1 million, $1.0 million, and $0.3 million, respectively.
Litigation
     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is currently not a party to, and its property is not subject to, any material legal proceedings.
Note 16. Segments and geographic areas
     Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. The Company has one reportable segment for financial statement purposes. For additional detail on the Company’s determination of segments, see Note 3, “Summary of significant accounting policies for additional information.”
     Substantially all of the Company’s identifiable assets are located in the United States. Disclosed in the following table is revenue information for each geographic area for the years ended March 31, 2008, 2009, and 2010 (in thousands):

	Year Ended March 31,
	2008	2009	2010
United States	$214,832	$223,497	$229,389
Europe	2,020	4,610	6,200
Other countries	2,119	2,253	3,734

Total revenue	$218,971	$230,360	$239,323

Note 17. Quarterly financial data (unaudited)
     Unaudited summarized financial data by quarter for the fiscal years ended March 31, 2009 and 2010 is as follows (in thousands, except per share amounts):

	Fiscal 2009 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$57,217	$57,625	$59,315	$56,203
Income from operations	8,287	7,033	7,761	5,868
Income before provision for income taxes	9,491	7,981	8,535	5,579

Net income	$6,330	$5,403	$5,830	$3,905

Earnings per share:
Basic	$0.36	$0.32	$0.37	$0.25
Diluted	$0.36	$0.32	$0.37	$0.25

	Fiscal 2010 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$56,703	$58,323	$60,893	$63,404
Income (loss) from operations (1)	5,412	(3,804)	5,955	7,499
Income (loss) before provision for income taxes (1)	6,374	(3,220)	6,558	7,690

Net income (loss) (1)	$4,188	$(2,116)	$4,309	$5,052

Earnings per share:
Basic	$0.27	$(0.14)	$0.28	$0.33
Diluted	$0.27	$(0.14)	$0.27	$0.32

(1)	Includes a non-cash charge of $1.9 million associated with the cancellation of certain stock options and a $7.4 million non-cash charge resulting from the write-off of capitalized software in the quarter ended September 30, 2009.
Note 18. Subsequent events
     On April 1, 2010, the Company acquired the healthcare division of Trintech Group plc (“Concuity”), a provider of the leading contract and payment management solution for hospitals and physician groups. The Company acquired Concuity to supplement its revenue-cycle portfolio by adding Concuity’s web-based ClearContracts software tool. The total purchase price consists of an initial payment of $28 million and an additional $6 million placed into escrow, which can be released across the next 21 months as certain business performance and indemnity conditions are satisfied. The total purchase price was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The Company allocated $11.3 million to intangible assets with a weighted average amortization period of five years and allocated $23 million to goodwill. The Company is in the process of finalizing the valuation of certain intangible assets.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2010. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and
Item 9B. Other Information.
     None.

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
     See Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for the Report of Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
     The information required by this Item 10 with respect to directors, Section 16 matters, and corporate governance matters, including the identification of an audit committee financial expert, is incorporated by reference to the Company’s definitive proxy statement for the 2010 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the fiscal year ended March 31, 2010. The information called for by Item 10 with respect to executive officers is set forth in Part I, “Business — Executive Officers of the Company” of this report.
     The Company has adopted a code of ethics for finance team members that applies to all of the Company’s senior financial officers, including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions. The code of ethics for finance team members is available to the public in the “The Firm—Investor Relations—Governance” section of the Company’s website at www.advisoryboardcompany.com. Any person may request a copy of the code of ethics for finance team members, without charge, by writing to the Company at The Advisory Board Company, 2445 M Street, N.W., Washington, DC 20037, Attention: Corporate Secretary. The Company intends to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for finance team members by posting such information on the Company’s website.
Item 11. Executive Compensation.
     The information required by this Item 11 is incorporated by reference to the information provided under the headings “Compensation Discussion and Analysis” and “Executive Compensation” of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the fiscal year ended March 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Except as set forth below, the information required by this Item 12 is incorporated by reference to the company’s definitive proxy statement for the 2010 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the end of the fiscal year ended March 31, 2010.

     The table below provides information about our compensation plans as of March 31, 2010.

	Number of		Number of securities
	securities to be	Weighted average	remaining available for
	issued upon exercise	exercise price of	future issuance under
	of outstanding	outstanding options,	equity compensation
	options, restricted	restricted stock	plans (excluding
	stock units,	units,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,060,321	$29.72	2,667,184
Equity compensation plans not approved by stockholders	—	—	—

Total	3,060,312	$29.72	2,667,184

     Column (c) above includes 654,289 shares of common stock remaining available for future issuance under the 2005 Stock Incentive Plan, 1,253,327 shares of common stock remaining available for future issuance under the 2009 Stock Incentive Plan, and 759,568 shares of common stock remaining available for future issuance under the Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement for the 2010 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the fiscal year ended March 31, 2010.
Item 14. Principal Accounting Fees and Services.
     The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement for the 2010 annual meeting of stockholders or will be filed by amendment to this Form 10-K not later than 120 days after the fiscal year ended March 31, 2010.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
(1) The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:
     Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
     Consolidated Balance Sheets as of March 31, 2009 and 2010
     Consolidated Statements of Income for the years ended March 31, 2008, 2009, and 2010
     Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2008, 2009, and 2010
     Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2009, and 2010
     Notes to Consolidated Financial Statements.
(2) Except as provided below, all financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.
     Schedule II — Valuation and Qualifying Accounts
(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.2*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.3*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.4*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6	Form of Indemnification Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Exhibit
Number	Description of Exhibit
10.7*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.8*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.9*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.10*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.11*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.12*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.13*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008.

10.14*	The Advisory Board Company 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.15*	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.16*	Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.17*	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.18*	Employment Agreement, dated as of September 12, 2008, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Employment Agreement, dated as of September 12, 2008, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.20*	Employment Agreement, dated as of September 12, 2008, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.21	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.22	Agreement to Commercial Note and attachments thereto, dated, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.23	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006.

Exhibit
Number	Description of Exhibit
10.24	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

10.25	Letter agreement, dated February 4, 2010, between The Advisory Board Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2009.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

THE ADVISORY BOARD COMPANY
SCHEDULE II — Valuation and Qualifying Accounts
(In thousands)

	Balance	Additions	Additions
	at	Charged	Charged to	Deductions	Balance
	Beginning	to	Other	From	at End of
	of Year	Revenue	Accounts	Reserve	Year
Year ending March 31, 2008
Allowance for uncollectible revenue	$2,338	$2,968	$—	$2,329	$2,977

	$2,338	$2,968	$—	$2,329	$2,977

Year ending March 31, 2009
Allowance for uncollectible revenue	$2,977	$2,413	$—	$2,652	$2,738

	$2,977	$2,413	$—	$2,652	$2,738

Year ending March 31, 2010
Allowance for uncollectible revenue	$2,738	$3,452	$—	$2,578	$3,612

	$2,738	$3,452	$—	$2,578	$3,612

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Advisory Board Company
Date: June 14, 2010	/s/ Robert W. Musslewhite
Robert W. Musslewhite,
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Robert W. Musslewhite	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2010
Robert W. Musslewhite

/s/ Michael T. Kirshbaum	Chief Financial Officer (Principal Financial Officer and Principal	June 14, 2010
Michael T. Kirshbaum	Accounting Officer)

/s/ Frank J. Williams	Executive Chairman	June 14, 2010
Frank J. Williams

/s/ Sanju K. Bansal Sanju K. Bansal	Director	June 14, 2010

/s/ Peter J. Grua Peter J. Grua	Director	June 14, 2010

/s/ Kelt Kindick Kelt Kindick	Lead Director	June 14, 2010

/s/ Mark R. Neaman Mark R. Neaman	Director	June 14, 2010

/s/ Leon D. Shapiro Leon D. Shapiro	Director	June 14, 2010

/s/ LeAnne M. Zumwalt LeAnne M. Zumwalt	Director	June 14, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.2*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.3*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.4*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6	Form of Indemnification Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.8*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.9*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.10*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.11*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.12*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.13*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008.

10.14*	The Advisory Board Company 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.15*	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.16*	Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.17*	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with

Exhibit
Number	Description of Exhibit
the Commission on September 16, 2009.

10.18*	Employment Agreement, dated as of September 12, 2008, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Employment Agreement, dated as of September 12, 2008, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.20*	Employment Agreement, dated as of September 12, 2008, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.21	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.22	Agreement to Commercial Note and attachments thereto, dated, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.23	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006.

10.24	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

10.25	Letter agreement, dated February 4, 2010, between The Advisory Board Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2009.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.