Form 10-Q
period 2010-06-30
ADVISORY BOARD CO
filed 2010-08-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2010, the company had outstanding 15,603,211 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADVISORY BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,014	$61,238
Marketable securities	4,744	10,422
Membership fees receivable, net	162,391	143,453
Prepaid expenses and other current assets	3,656	3,326
Deferred income taxes, net	5,595	5,629

Total current assets	201,400	224,068
Property and equipment, net	28,258	22,183
Intangible assets, net	13,321	9,161
Restricted cash	6,500	2,500
Goodwill	59,063	37,255
Deferred incentive compensation and other charges	36,790	37,563
Deferred income taxes, net of current portion	8,461	7,782
Other non-current assets	5,000	5,000
Marketable securities	43,202	41,260

Total assets	$401,995	$386,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$192,160	$182,689
Accounts payable and accrued liabilities	39,507	45,654
Accrued incentive compensation	4,071	12,152

Total current liabilities	235,738	240,495
Long-term deferred revenue	32,550	25,713
Other long-term liabilities	12,996	8,749

Total liabilities	281,284	274,957

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 21,961,130 and 21,836,893 shares issued as of June 30, 2010 and March 31, 2010, respectively, and 15,603,211 and 15,505,152 shares outstanding as of June 30, 2010 and March 31, 2010, respectively	220	218
Additional paid-in capital	245,672	239,548
Retained earnings	150,518	145,925
Accumulated elements of other comprehensive income	1,211	1,034
Treasury stock, at cost 6,384,081 and 6,331,741 shares as of June 30, 2010 and March 31, 2010, respectively	(276,910)	(274,910)

Total stockholders’ equity	120,711	111,815

Total liabilities and stockholders’ equity	$401,995	$386,772

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2010	2009
Revenue	$66,688	$56,703
Costs and expenses:
Cost of services	34,632	30,064
Member relations and marketing	15,200	12,557
General and administrative	8,221	6,767
Depreciation and amortization	1,690	1,903

Income from operations	6,945	5,412
Other income, net	221	962

Income before provision for income taxes	7,166	6,374
Provision for income taxes	(2,573)	(2,186)

Net income	$4,593	$4,188

Earnings per share:
Net income per share — basic	$0.30	$0.27
Net income per share — diluted	$0.29	$0.27
Weighted average number of shares outstanding:
Basic	15,548	15,555
Diluted	15,990	15,609
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,593	$4,188
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,690	1,903
Amortization of intangible assets	1,123	268
Deferred income taxes	(127)	(192)
Excess tax benefits from share-based compensation	(618)	—
Stock-based compensation expense	2,306	2,939
Amortization of marketable securities premiums	191	150
Changes in operating assets and liabilities:
Membership fees receivable	(15,795)	(7,813)
Prepaid expenses and other current assets	(130)	1,386
Deferred incentive compensation and other charges	773	(446)
Deferred revenues	15,231	540
Accounts payable and accrued liabilities	(3,996)	(1,789)
Accrued incentive compensation	(9,144)	(3,587)
Other long-term liabilities	(153)	(168)

Net cash used in operating activities	(4,056)	(2,621)

Cash flows from investing activities:
Purchases of property and equipment	(1,515)	(471)
Capitalized external use software development costs	(283)	(261)
Cash paid for acquisitions, net of cash acquired	(36,012)	—
Redemptions and sales of marketable securities	11,850	3,500
Purchases of marketable securities	(8,026)	(2,500)
Cost basis investment and loan	—	(6,000)

Net cash used in investing activities	(33,986)	(5,732)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	3,512	—
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(352)	(2)
Proceeds from issuance of common stock under employee stock purchase plan	40	36
Excess tax benefits from share-based compensation	618	—
Purchases of treasury stock	(2,000)	(899)

Net cash provided by / (used in) financing activities	1,818	(865)

Net decrease in cash and cash equivalents	(36,224)	(9,218)
Cash and cash equivalents, beginning of period	61,238	23,746

Cash and cash equivalents, end of period	$25,014	$14,528

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
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
     The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s Form 10-K for the year ended March 31, 2010. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2010 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three months ended June 30, 2010 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2011, or any other period within the Company’s fiscal year ending March 31, 2011. Certain prior-year balance sheet amounts have been reclassified to conform to the current-year presentation.
Note 2. Recent accounting pronouncements
Accounting pronouncements not yet adopted
     In January 2010, the FASB amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances, and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010. The guidance affecting Level 1 and Level 2 fair value measurements was adopted on January 1, 2010 and did not impact the Company’s financial position or results of operations. The guidance regarding Level 3 disclosures will be effective for the Company beginning April 1, 2011. The Company is evaluating the guidance regarding the additional disclosures and does not believe that this guidance will have a significant impact on the Company’s financial position or results of operations.
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

Note 3. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of June 30, 2010
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$12,897	$12,556	$341	$—
Tax exempt obligations of other states	35,049	33,498	1,579	28

	$47,946	$46,054	$1,920	$28

	As of March 31, 2010
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$11,956	$11,630	$326	$—
Washington, D.C. tax exempt obligations	2,521	2,506	15	—
Tax exempt obligations of other states	37,205	35,902	1,485	182

	$51,682	$50,038	$1,826	$182

     The following table summarizes marketable securities maturities (in thousands):

	As of June 30, 2010
	Fair market	Amortized
	value	cost
Matures in less than 1 year	$4,744	$4,730
Matures after 1 year through 5 years	29,713	27,956
Matures after 5 years through 10 years	13,489	13,368

	$47,946	$46,054

     The weighted average maturity on all marketable securities held by the Company as of June 30, 2010 was approximately 3.9 years. Pre-tax net unrealized gains on the Company’s investments of $1.9 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, less than $0.1 million is related to investments that mature before June 30, 2011. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
Note 4. Acquisitions
Concuity
     On April 1, 2010, the Company acquired the health care division of Trintech Group plc (“Concuity”), a provider of the leading contract and payment management solution for hospitals and physician groups. The Company acquired Concuity to supplement its revenue-cycle portfolio by incorporating Concuity’s web-based ClearContracts software tool into a new program. The total purchase price consists of an initial payment of $28.0 million and an additional $6.0 million placed into escrow, which can be released through December 31, 2011 as certain business performance and indemnity conditions are satisfied. The total purchase price was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The Company allocated $5.0 million to intangible assets with a weighted average amortization period of five years and allocated $21.8 million to goodwill. The Company is in the process of finalizing the valuation of certain intangible assets.

Purchase price allocation
     The total purchase price was allocated to Concuity’s tangible and separately identifiable intangible assets acquired and liabilities assumed based on their fair estimated values as of April 1, 2010. The total purchase price was allocated as set forth below (in thousands):

Current assets	$3,935
Other non-current assets	4,000
Acquired developed technology	6,250
Customer related intangible assets	4,000
Employee related intangible assets	500
Trademarks	500
Goodwill	21,808
Current liabilities	(1,339)
Contingent earn-out liability	(4,000)

Deferred revenue	(1,670)

Total purchase price, net of cash acquired	$33,984

     The Company’s preliminary fair value of identifiable intangible assets was determined by management taking into account a valuation completed by an independent valuation firm using an income approach from a market participant perspective, and estimates and assumptions provided by management. The acquired developed technology, customer related intangible assets, employee related intangible assets, and trademarks have estimated lives of 5.0 years, 5.0 years, 5.0 years, and 4.0 years, respectively, which is consistent with the cash flow estimates used to create the valuation models of each identifiable asset. Consistent with the Company’s classification of similar assets, the acquired developed technology is included in property and equipment, net, and the customer related intangible assets, employee related intangible assets, and trademarks are included in intangible assets, net on the consolidated balance sheets. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill and is not deductible for tax purposes.
     The financial results of Concuity are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Southwind
     On December 31, 2009, the Company acquired substantially all of the assets of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”), a leading health care industry management and advisory firm focused on hospital-physician integration and physician practice management. The $16.9 million total purchase price consisted of $11.1 million of cash paid to the Southwind equity holders, net of $0.2 million in cash acquired, and the fair value of estimated additional contingent payments of $5.6 million recorded as a liability as of March 31, 2010. These additional contingent payments will become due and payable to the former owner of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date extending through December 31, 2014. An escrow account containing $2.5 million in restricted cash was established as part of the acquisition in order to cover a portion of these contingent payments. A portion of the $5.6 million contingent payments is payable in shares of the Company’s common stock. During the three months ended June 30, 2010, a $0.4 million adjustment was made to the fair value of these contingent payments and was recorded in cost of services on the accompanying consolidated statements of income. See Note 8. “Fair Value Measurements” for further details. The financial results of Southwind are included in the Company’s Consolidated Financial Statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Note 5. Other non-current assets
     In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers. In addition, the Company entered into a licensing agreement with that company. The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of June 30, 2010 and March 31, 2010 is $5.0 million and is included in other non-current assets on the Company’s consolidated balance sheets. The convertible preferred stock carries a dividend rate of 8% that is payable if and when declared by its board of directors. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended June 30, 2010 or 2009.
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
     The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of income. Acquired developed software is amortized over its estimated useful life of 6.2 years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization for the three months ended June 30, 2010 and 2009 was approximately $0.4 and $0.1 million, respectively.
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

	As of
	June 30,	March 31,
	2010	2010
Leasehold improvements	$15,301	$15,270
Furniture, fixtures and equipment	16,628	16,242
Software	27,214	19,865

Property and equipment, gross	59,143	51,377
Accumulated depreciation and amortization	(30,885)	(29,194)

Property and equipment, net	$28,258	$22,183

     The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any impairment losses on any of its long-lived assets during the three months ended June 30, 2010 or 2009.
Note 7. Goodwill and other intangibles
     Included in the Company’s goodwill and other intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended June 30, 2010 or 2009.
     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from six months to ten years. As of June 30, 2010, the weighted average remaining useful life of acquired intangibles is approximately 5.9 years. As of June 30, 2010, the weighted average remaining useful life of internally developed intangibles is approximately 4.0 years.

     The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of June 30, 2010			As of March 31, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$2,899	$(689)	$2,210	$2,715	$(553)	$2,162
Acquired intangibles:
Developed software	738	(738)	—	738	(723)	15
Customer relationships	7,600	(400)	7,200	3,600	(100)	3,500
Trademarks	2,000	(181)	1,819	1,500	(75)	1,425
Non-compete agreements	600	(75)	525	100	(25)	75
Customer contracts	3,599	(2,032)	1,567	3,713	(1,729)	1,984

Total other intangibles	$17,436	$(4,115)	$13,321	$12,366	$(3,205)	$9,161

     Amortization expense for other intangible assets for the three months ending June 30, 2010 and 2009, recorded in cost of services on the accompanying consolidated statements of income, was approximately $1.0 million and $0.3 million, respectively. The following approximates the anticipated aggregate amortization expense to be recorded in cost of services on the consolidated statements of income for the remaining nine months of the fiscal year ended March 31, 2011 and for each of the fiscal years ended March 31, 2012 through 2015: $2.4 million, $2.5 million, $2.3 million, $2.3 million, and $1.9 million, respectively, and $1.9 million thereafter.
Note 8. Fair value measurements
Financial assets and liabilities
     The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities. The following methods and assumptions are used to estimate the fair value of each class of financial assets or liabilities.
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
     Contingent earn-out liabilities: This represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out period. Contingent earn-out liabilities are included in other long-term liabilities on the accompanying consolidated balance sheets. See Note. 4 “Acquisitions” for further details.
Measurements
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The valuation can be determined using widely accepted valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). As a basis for applying a market-based approach in fair value measurements, U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
     The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

		Fair value measurement as of June 30, 2010
	Fair value	using fair value hierarchy
	as of June 30, 2010	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$25,014	$25,014	—	—
Restricted cash (1)	6,500	6,500	—	—
Available-for-sale marketable securities (2)	47,946	47,946	—	—

Financial liabilities
Contingent earn-out liabilities (3)	10,000	—	—	10,000

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using quoted market prices of identical assets. For further detail, see Note 3, “Marketable securities.”

(3)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.
     The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million at the date of acquisition. The final amount paid will be made in a combination of cash and/or the Company’s common stock. The Company’s fair value estimate of the Concuity earn-out liability, which is payable in cash, was $4.0 million at the date of acquisition. Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements and discount rates, are recognized in earnings in the periods when the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Beginning balance	$5,600	—
Fair value change in Southwind contingent earn-out liability (1)	400	—
Addition of Concuity contingent earn-out liability	4,000	—

Ending balance	$10,000	—

(1)	Amount was recognized in cost of services on the accompanying consolidated statements of income.
Non-financial assets and liabilities
     Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2010, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 9. Stock-based compensation
Equity incentive plans
     The Company issues awards, including stock options and restricted stock units (“RSUs”), under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). As of June 30, 2010, no options were available for future grants under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”).

     The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 1,055,000, plus the shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2006 Plan and the 2009 Plan have a five year maximum contractual term. As of June 30, 2010, there were 560,089 shares available for issuance under the 2005 Plan and 569,278 shares available for issuance under the 2009 Plan.
     Stock options. During the three months ended June 30, 2010 and 2009, the Company granted a total of 271,500 and 891,050 stock options with weighted average exercise prices of $33.34 and $18.60, respectively. The weighted average fair values of the stock option grants are listed in the stock option valuation section below. During the three months ended June 30, 2010, participants exercised 120,119 stock options for a total intrinsic value of $1.2 million. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option. There were no exercises of stock options during the three months ended June 30, 2009.
     Stock option valuation. The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. The following average key assumptions were used in the Black-Scholes valuation model for each respective period:

	Three Months Ended
	June 30,
	2010	2009
Stock option grants:
Risk-free interest rate	2.10%	1.60%
Expected lives in years	4.00	4.05
Expected volatility	39.31%	37.36%
Dividend yield	0.00%	0.00%
Weighted average exercise price of options granted	$33.16	$18.60
Weighted average grant date fair value of options granted	$11.02	$5.85
The Company issued 45,000 stock options with market-based conditions during the three months ended June 30, 2010. The Company engaged a third party valuation firm to calculate the fair value of these stock option awards. The options were valued on the date of grant at $9.82 per share using a lattice option-pricing model. The significant assumptions used were as follows: risk-free interest rate, 1.71%; expected term, 3.3 years; expected volatility, 38.35%; dividend yield, 0.0%; and a weighted average exercise price of $34.27 per share.
     Restricted stock units. RSUs are equity settled stock-based compensation arrangements of a number of shares of the Company’s common stock. The fair value of each RSU award is determined as the fair market value of the underlying shares using the closing price on the date of grant. Compensation expense for RSU awards is recognized over the vesting period on a straight-line basis. During the three months ended June 30, 2010 and 2009, the Company granted 252,114 and 76,500 RSUs. The weighted average grant date fair value of RSUs granted for the three months ended June 30, 2010 and 2009 was $33.16 and $18.52, respectively. During the three months ended June 30, 2010 and 2009, participants received 29,297 and 123 shares of common stock in connection with vested RSUs for a total intrinsic value of $1.7 million and $4,000, respectively. Of the 45,587 RSUs vested in the three months ended June 30, 2010, 16,290 shares were withheld to satisfy minimum employee tax withholding.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. The fair value of employee stock purchase rights is equivalent to a 5% discount of the purchase date closing price. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of June 30,

2010, a total of 758,585 shares were available for issuance under the ESPP. During the three months ended June 30, 2010 and 2009, the Company issued 983 and 1,504 shares under the ESPP at an average price of $40.81 and $24.42 per share, respectively.
Compensation expense
     The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs and for shares issued under the Company’s ESPP, for the three months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2010	2009
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$687	$942
Member relations and marketing	432	515
General and administrative	1,187	1,482

Total costs and expenses	2,306	2,939

Income from operations	(2,306)	(2,939)

Net income	$(1,478)	$(1,931)

Impact on diluted earnings per share	$(0.09)	$(0.12)

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Stock-based compensation by award type:
Stock options	$865	$1,541
Restricted stock units	1,441	1,396
Employee stock purchase rights	—	2

Total stock-based compensation	$2,306	$2,939

     As of June 30, 2010, $20.3 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.5 years.
Tax benefits
     The benefits of tax deductions in excess of recognized book compensation expense are reported as a financing cash inflow in the accompanying consolidated statements of cash flows. Approximately $0.6 million and $0 million of tax benefits associated with the exercise of employee stock options were recorded as cash from financing activities in June 30, 2010 and 2009, respectively.
Note 10. Earnings per share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for the three months ended June 30, 2010 includes 34,916 contingently issuable shares related to the component of the Southwind earn out estimated to be settled in stock. For additional information regarding these shares, see Note 4, “Acquisitions.”

     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Basic weighted average common shares outstanding	15,548	15,555
Dilutive impact of stock options	340	13
Dilutive impact of restricted stock units	68	41
Dilutive impact of earn-out liability	34	—

Diluted weighted average common shares outstanding	15,990	15,609

     The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Anti-dilutive stock options and restricted stock units	1,313	3,743
Note 11. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the three months ended June 30, 2010 and 2009 was $4.8 million and $4.0 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are composed solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
Note 12. Income taxes
     The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for either of the three month periods ended June 30, 2010 or 2009. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2005.
Note 13. Stockholders’ equity
     During the three months ended June 30, 2010 and 2009, the Company repurchased 52,340 and 34,982 shares of its common stock at a total cost of approximately $2.0 million and $0.9 million, respectively, pursuant to its share repurchase program. The total amount of common stock purchased under the program as of June 30, 2010 was 7,384,081 shares of the Company’s common stock at a total cost of $310.0 million. Of these repurchased shares, 1,000,000 shares have been retired. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of June 30, 2010, the remaining authorized repurchase amount was $40.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its subsidiaries.
     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2010 (the “2010 Form 10-K”) filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
Overview
     We provide best practices research and analysis, business intelligence and software tools, and installation support and management and advisory services to approximately 2,985 organizations including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions through 46 discreet programs. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.
     Our membership business model allows us to create value for our members by providing quality content on a broad set of relevant issues as well as proven solutions to common and complex problems. Our revenue grew 17.6% in the three months ended June 30, 2010 over the prior year period. Our contract value increased 17.8% to $274.4 at June 30, 2010 when compared to June 30, 2009. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 36 of our programs are renewable at the end of their membership contract term, and contract terms generally run one, two, or three years. Our other ten programs provide installation support and management and advisory services. Memberships in these ten programs help members accelerate the adoption of best practices profiled in our research studies and are not individually renewable. As of June 30, 2010, approximately 95% of our contract value was renewable. In each of our programs, we generally invoice and collect fees in advance of accrual revenue.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development, and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment and amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs. Included in our operating costs for each period presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.
Critical Accounting Policies
     Our accounting policies, which are in compliance with U.S. generally accepted accounting principles (“GAAP”) , require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. In our 2010 Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our last fiscal year ended March 31, 2010.

Results of Operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended
	June 30,
	2010	2009
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services	51.9%	53.0%
Member relations and marketing	22.8%	22.1%
General and administrative	12.3%	11.9%
Depreciation and amortization	2.5%	3.4%

Income from operations	10.5%	9.6%
Other income, net	0.3%	1.7%

Income before provision for income taxes	10.8%	11.3%
Provision for income taxes	-3.9%	-3.9%

Net income	6.9%	7.4%

     Three months ended June 30, 2010 and 2009
     Overview. Net income increased 9.7% from $4.2 million in the three months ended June 30, 2009 to $4.6 million in the three months ended June 30, 2010. The increase in net income was due to revenue growth resulting from the introduction and expansion of new products and cross-selling existing programs to existing members, partially offset by increases in costs to serve members, costs associated with the launch of new programs, and an increase in the number of new sales teams.
     Revenue. Total revenue increased 17.6% from $56.7 million in the three months ended June 30, 2009 to $66.7 million in the three months ended June 30, 2010, and contract value increased 17.8% to $274.4 million as of June 30, 2010 from $232.8 million as of June 30, 2009. The increase in revenue and contract value was primarily due to the introduction and expansion of new programs including our recent acquisitions, cross-selling existing programs to existing members, and to a lesser degree, price increases. We offered 46 membership programs as of June 30, 2010 and 41 membership programs as of June 30, 2009.
     Cost of services. Cost of services increased 15.2% from $30.1 million in the three months ended June 30, 2009 to $34.6 million in the three months ended June 30, 2010. The increase in cost of services is primarily due to increased costs associated with new programs, including costs and amortization associated with our acquisitions of Southwind and Concuity. As a percentage of revenue, cost of services decreased to 51.9% for the three months ended June 30, 2010 from 53.0% for the three months ended June 30, 2009 due to the scalability of incremental revenue inherent in our model.
     Member relations and marketing. Member relations and marketing expense increased 21.0% from $12.6 million in the three months ended June 30, 2009 to $15.2 million in three months ended June 30, 2010. As a percentage of revenue, member relations and marketing expense increased to 22.8% for the three months ended June 30, 2010 from 22.1% for the three months ended June 30, 2009. The increase in member relations and marketing expense was due to an increase in sales staff and related travel and other associated costs, as we had an average of 129 and 111 new business development teams during the three months ended June 30, 2010 and 2009, respectively, as well as an increase in member relations personnel and related costs required to serve the expanding membership base.
     General and administrative. General and administrative expense increased 21.5% from $6.8 million in the three months ended June 30, 2009 to $8.2 million in the three months ended June 30, 2010. As a percent of revenue, general and administrative expense increased to 12.3% for the three months ended June 30, 2010 compared to 11.9% for the three months ended June 30, 2009. The increase in general and administrative expense was primarily due to an increased investment in new product development costs, and to a lesser extent increases in information systems, finance, and career management staffing to support our larger employee base.
     Depreciation and amortization. Depreciation and amortization expense decreased from $1.9 million, or 3.4% of revenue, in the three months ended June 30, 2009, to $1.7 million, or 2.5% of revenue, in the three months ended June 30, 2010. The decrease was primarily due to decreased amortization expense from developed capitalized internal-use software tools of $0.5 million, partially offset by increased amortization expense related to the amortization of acquired technology from the acquisition of Concuity.

     Other income, net. Other income, net decreased from $1.0 million in the three months ended June 30, 2009 to $0.2 million in the three months ended June 30, 2010. Other income, net consists of interest income and foreign exchange rate gains. Interest income decreased from $0.6 million in the three months ended June 30, 2009 to $0.3 million in the three months ended June 30, 2010 due to a lower average invested cash balance during the quarter resulting from the cash used for the Concuity acquisition. We recognized foreign exchange losses of $0.1 million during the three months ended June 30, 2010 and gains of $0.4 million during the three months ended June 30, 2009, due to the effect of fluctuating currency rates on our receivable balances from international members.
     Provision for income taxes. Our provision for income taxes was $2.6 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively. Our effective tax rate in the three months ended June 30, 2010 and 2009 was 35.9% and 34.3%, respectively. The increase in our provision for income taxes is primarily due to the effect that higher estimated net income for fiscal year 2011, when compared to fiscal year 2010, has on our effective rate when compared to the fixed nature of our Washington D.C. tax credits that we receive under the New E-conomy Transformation Act of 2000.
     Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and RSUs issued under our stock incentive plans and for shares issued under our employee stock purchase plan for the three months ending June 30, 2010 and 2009 (in thousands except per share amounts):

	Three Months Ended
	June 30,
	2010	2009
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$687	$942
Member relations and marketing	432	515
General and administrative	1,187	1,482

Total costs and expenses	2,306	2,939

Income from operations	(2,306)	(2,939)

Net income	$(1,478)	$(1,931)

Impact on diluted earnings per share	$(0.09)	$(0.12)

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     As of June 30, 2010, $20.3 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.5 years.
Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during the next 12 months. We had cash, cash equivalents, and marketable securities balances of $73.0 million and $112.9 million as of June 30, 2010 and March 31, 2010, respectively. We expended $2.0 million and $0.9 million in cash to purchase shares of our common stock through our share repurchase program during the three months ended June 30, 2010 and 2009, respectively. We have no long-term indebtedness.
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the first quarter of our fiscal year typically provides the lowest quarterly cash flows from operations. Net cash flows used in operating activities were $4.1 million in the three months ended June 30, 2010 and $2.6 million in the three months ended June 30, 2009. The increase in net cash flows used by operating activities during the quarter is due primarily to the timing of cash expenditures.
     Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $34.0 million and $5.7 million in the three months ended June 30, 2010 and 2009, respectively. Investing activities during the three months ended June 30, 2010 consisted primarily of $36.0 million used in our acquisition of Concuity and resulting escrow, partially offset by the net proceeds on the redemption and sales of marketable securities of $3.8 million. Capital expenditures for the three months ending June 30, 2010 were $1.8 million.

     Cash flows from financing activities. We generated $1.8 million in cash from financing activities in the three months ended June 30, 2010. We used net cash flows in financing activities of $0.9 million in the three months ended June 30, 2009. Financing activities during the three months ended June 30, 2010 primarily consisted of $3.5 million from the issuance of commons stock from the exercise of stock options, netted by share repurchase activity. We repurchased 52,340 shares and 34,982 shares of our common stock at a total cost of approximately $2.0 million and $0.9 million in the three months ended June 30, 2010 and 2009, respectively, pursuant to our share repurchase program. Also in the three months ended June 30, 2010, we had $0.3 million in shares withheld to satisfy minimum employee tax withholding for vested restricted stock units.
     Credit facilities. In November 2006, we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each of our fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at our request by up to an additional $10 million per year up to $50 million in the aggregate. There have been no borrowings under the credit facility. The availability of borrowings under the credit facility was $20 million as of June 30, 2010.
Contractual Obligations
     Our 2010 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2010. Our December 31, 2009 acquisition of Southwind included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of June 30, 2010, based on current facts and circumstances, we have estimated the aggregate fair value of this contingent obligation at $6.0 million which will be paid at various intervals, if earned, over the evaluation periods beginning at the acquisition date extending through December 31, 2014.
     During the three months ended June 30, 2010, we acquired Concuity. The consideration transferred in connection with this acquisition included a contingent obligation to make additional payments based on the achievement of certain performance targets. As of June 30, 2010, we have estimated the aggregate fair value of this contingent obligation at $4.0 million which we anticipate will be paid, if earned, on December 31, 2011.
Off-Balance Sheet Arrangements
     As of June 30, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of June 30, 2010, our marketable securities consisted of $35.0 million in tax-exempt notes and bonds issued by various states and $12.9 million in U.S. government agency securities. The weighted average maturity on all our marketable securities as of June 30, 2010 was approximately 3.9 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.
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
     Foreign currency risk. Although it represents approximately 4% of our revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. We recorded foreign currency exchange losses of $0.1 million during the three months ended June 30, 2010 and gains of $0.4 million during the three months ended June 30, 2009, which are included in other income, net in our consolidated statements of income. A hypothetical 10% change in foreign currency exchange rates would not have a material impact on our financial position as of June 30, 2010.

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
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2010. The risks discussed in our 2010 Form 10-K could materially affect our business, financial condition, and future results. The risks described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

			Total Number of		Approximate
			Shares Purchased as	Cumulative Number	Dollar Value of
			Part of Publicly	of Shares Purchased	Shares That May
	Total Number of	Average Price	Announced Plans or	as Part of a Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs	Announced Plan	Under The Plan
April 1 to April 30, 2010	—	$—	—	7,331,741	$41,964,204
May 1 to May 31, 2010	26,178	$38.19	26,178	7,357,919	$40,964,483
June 1 to June 30, 2010	26,162	$38.23	26,162	7,384,081	$39,964,211

Total	52,340	$38.21	52,340

Item 6.	Exhibits.
     (a) Exhibits:

*3.1	Certificate of Incorporation of The Advisory Board Company, as amended

#3.2	Amended and Restated Bylaws of The Advisory Board Company

*3.3	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Company’s registration statement on Form S-1, declared effective by the U.S. Securities and Exchange Commission on November 9, 2001.

#	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: August 9, 2010	By:	/s/ Michael T. Kirshbaum
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