Form 10-Q
period 2010-09-30
ADVISORY BOARD CO
filed 2010-11-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2010, the company had outstanding 15,751,237 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ADVISORY BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,760	$61,238
Marketable securities	—	10,422
Membership fees receivable, net	148,273	143,453
Prepaid expenses and other current assets	4,779	3,326
Deferred income taxes, net	5,683	5,629

Total current assets	191,495	224,068
Property and equipment, net	22,200	22,183
Intangible assets, net	18,910	9,161
Restricted cash	6,500	2,500
Goodwill	59,063	37,255
Deferred incentive compensation and other charges	34,437	37,563
Deferred income taxes, net of current portion	9,316	7,782
Other non-current assets	5,000	5,000
Marketable securities	54,092	41,260

Total assets	$401,013	$386,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$182,557	$182,689
Accounts payable and accrued liabilities	34,664	45,654
Accrued incentive compensation	6,922	12,152

Total current liabilities	224,143	240,495
Long-term deferred revenue	33,621	25,713
Other long-term liabilities	12,541	8,749

Total liabilities	270,305	274,957

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 22,182,658 and 21,836,893 shares issued as of September 30, 2010 and March 31, 2010, respectively, and 15,739,150 and 15,505,152 shares outstanding as of September 30, 2010 and March 31, 2010, respectively	222	218
Additional paid-in capital	253,104	239,548
Retained earnings	155,402	145,925
Accumulated elements of other comprehensive income	1,390	1,034
Treasury stock, at cost 6,443,508 and 6,331,741 shares as of September 30, 2010 and March 31, 2010, respectively	(279,410)	(274,910)

Total stockholders’ equity	130,708	111,815

Total liabilities and stockholders’ equity	$401,013	$386,772

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$71,102	$58,323	$137,790	$115,026
Costs and expenses:
Cost of services	36,914	31,041	71,859	61,105
Member relations and marketing	16,053	13,136	31,253	25,693
General and administrative	9,659	8,835	17,880	15,602
Depreciation and amortization	1,433	1,718	2,810	3,621
Write-off of capitalized software	—	7,397	—	7,397

Income (loss) from operations	7,043	(3,804)	13,988	1,608
Other income, net	577	584	798	1,546

Income (loss) before (provision) benefit for income taxes	7,620	(3,220)	14,786	3,154
Income tax (provision) benefit	(2,736)	1,104	(5,309)	(1,082)

Net income (loss)	$4,884	$(2,116)	$9,477	$2,072

Earnings (loss) per share:
Net income (loss) per share — basic	$0.31	$(0.14)	$0.61	$0.13
Net income (loss) per share — diluted	$0.30	$(0.14)	$0.59	$0.13
Weighted average number of shares outstanding:
Basic	15,644	15,527	15,596	15,541
Diluted	16,317	15,527	16,154	15,636
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$9,477	$2,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,810	3,621
Write-off of capitalized software	—	7,397
Amortization of intangible assets	2,442	536
Deferred income taxes	(424)	(5,943)
Excess tax benefits from share-based compensation	(1,360)	—
Stock-based compensation expense	4,791	7,871
Amortization of marketable securities premiums	152	310
Changes in operating assets and liabilities:
Membership fees receivable	(1,677)	(10,776)
Prepaid expenses and other current assets	(1,253)	1,241
Deferred incentive compensation and other charges	3,126	(3,464)
Deferred revenues	6,699	3,750
Accounts payable and accrued liabilities	(13,239)	3,469
Accrued incentive compensation	(6,293)	(978)
Other long-term liabilities	3,792	(321)

Net cash provided by operating activities	9,043	8,785

Cash flows from investing activities:
Purchases of property and equipment	(2,827)	(679)
Capitalized external use software development costs	(941)	(496)
Cash paid for acquisitions, net of cash acquired	(36,012)	—
Redemptions and sales of marketable securities	16,751	12,500
Purchases of marketable securities	(18,757)	(6,965)
Cost basis investment and loan	—	(6,000)

Net cash used in investing activities	(41,786)	(1,640)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	7,930	—
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(616)	(2)
Proceeds from issuance of common stock under employee stock purchase plan	91	71
Excess tax benefits from share-based compensation	1,360	—
Purchases of treasury stock	(4,500)	(999)

Net cash provided by / (used in) financing activities	4,265	(930)

Net (decrease) / increase in cash and cash equivalents	(28,478)	6,215
Cash and cash equivalents, beginning of period	61,238	23,746

Cash and cash equivalents, end of period	$32,760	$29,961

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
     The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s Form 10-K for the fiscal year ended March 31, 2010 and the Company’s quarterly report on Form 10-Q for the period ended June 30, 2010. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2010 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and six months ended September 30, 2010 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2011, or any other period within the Company’s fiscal year ending March 31, 2011. Certain prior-year balance sheet amounts have been reclassified to conform to the current-year presentation.
Note 2. Recent accounting pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances, and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010. The guidance affecting Level 1 and Level 2 fair value measurements was adopted on January 1, 2010 and did not impact the Company’s financial position or results of operations. The guidance regarding Level 3 disclosures will be effective for the Company beginning April 1, 2011. The Company is evaluating the guidance regarding the additional disclosures and does not believe that this guidance will have a significant impact on the Company’s financial position or results of operations.
     In October 2009, the FASB amended the accounting standards for revenue recognition with multiple elements. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple element arrangements and expands the disclosure requirements for revenue recognition. The guidance is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This guidance will be effective for the Company beginning April 1, 2011. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Note 3. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of September 30, 2010
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$15,869	$15,551	$318	$—
Tax exempt obligations of other states	38,223	36,373	1,850	—

	$54,092	$51,924	$2,168	$—

	As of March 31, 2010
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$11,956	$11,630	$326	$—
Washington, D.C. tax exempt obligations	2,521	2,506	15	—
Tax exempt obligations of other states	37,205	35,902	1,485	182

	$51,682	$50,038	$1,826	$182

     The following table summarizes marketable securities maturities (in thousands):

	As of September 30, 2010
	Fair market	Amortized
	value	cost
Matures in less than 1 year	$—	$—
Matures after 1 year through 5 years	29,690	27,880
Matures after 5 years through 10 years	24,402	24,044

	$54,092	$51,924

     The weighted average maturity on all marketable securities held by the Company as of September 30, 2010 was approximately 4.9 years. Pre-tax net unrealized gains on the Company’s investments of $2.2 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. None of this amount is related to investments that mature before September 30, 2011. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
Note 4. Acquisitions
Concuity
     On April 1, 2010, the Company acquired the health care division of Trintech Group plc (“Concuity”), a leading provider of a contract and payment management solution for hospitals and physician groups. The Company acquired Concuity to supplement its revenue-cycle portfolio by incorporating Concuity’s web-based ClearContracts software tool into a new program. The total purchase price consists of an initial payment of $28.0 million and an additional $6.0 million placed into escrow, of which $2.0 million is held with a third party escrow agent. The remaining $4.0 million can be released through December 31, 2011 as certain business performance and indemnity conditions are satisfied. The Company allocated $11.3 million to intangible assets with a weighted average amortization period of five years and allocated $21.8 million to goodwill.

Purchase price allocation
     The total purchase price was allocated to Concuity’s tangible and separately identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2010. The total purchase price was allocated as set forth below (in thousands):

Current assets	$3,935
Other non-current assets	4,000
Acquired developed technology	6,250
Customer related intangible assets	4,000
Employee related intangible assets	500
Trademarks	500
Goodwill	21,808
Current liabilities	(1,339)
Contingent earn-out liability	(4,000)
Deferred revenue	(1,670)

Total purchase price, net of cash acquired	$33,984

     The Company’s preliminary fair value of identifiable intangible assets was determined by management taking into account a valuation completed by an independent valuation firm using an income approach from a market participant perspective, and by estimates and assumptions provided by management. The acquired developed technology, customer related intangible assets, employee related intangible assets, and trademarks have estimated lives of 5.0 years, 5.0 years, 5.0 years, and 4.0 years, respectively, which is consistent with the cash flow estimates used to create the valuation models of each identifiable asset. The acquired developed technology, customer related intangible assets, employee related intangible assets, and trademarks are included in intangible assets, net on the September 30, 2010 consolidated balance sheet. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill and is not deductible for tax purposes.
     The financial results of Concuity are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Southwind
     On December 31, 2009, the Company acquired substantially all of the assets of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”), a leading health care industry management and advisory firm focused on hospital-physician integration and physician practice management. The $16.9 million total purchase price consisted of $11.1 million of cash paid to the Southwind equity holders, net of $0.2 million in cash acquired, and the fair value of estimated additional contingent payments of $5.6 million recorded as a liability as of March 31, 2010. These additional contingent payments will become due and payable to the former owner of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date extending through December 31, 2014. An escrow account containing $2.5 million in restricted cash was established as part of the acquisition in order to cover a portion of these contingent payments. A portion of the $5.6 million contingent payments is payable in shares of the Company’s common stock. A $0.4 million upward adjustment was made to the fair value of these contingent payments and was recorded in cost of services on the accompanying consolidated statements of income in the six months ended September 30, 2010. No adjustment was made during the three months ended September 30, 2010. See Note 8, “Fair value measurements” for further details. The financial results of Southwind are included in the Company’s Consolidated Financial Statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Note 5. Other non-current assets
     In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers. In addition, the Company entered into a licensing agreement with that company. The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of September 30, 2010 and March 31, 2010 is $5.0 million and is included in other non-current assets on the Company’s consolidated balance sheets. The convertible preferred stock carries a dividend rate of 8% that is payable if and when declared by its board of directors. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended September 30, 2010 or 2009.
Note 6. Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain of its membership programs, the Company provides software tools under hosting arrangements where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and only receive access to the software tools during the term of their membership agreement. Software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
     The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of income. Acquired developed software is amortized over its estimated useful life of 8.9 years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization for the three and six months ended September 30, 2010 was approximately $0.1 and $0.2 million, respectively. The amount of acquired developed software amortization included in depreciation and amortization for the three and six months ended September 30, 2009 was approximately $0.1 and $0.2 million, respectively.
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

	As of
	September 30,	March 31,
	2010	2009
Leasehold improvements	$15,412	$15,270
Furniture, fixtures and equipment	17,120	16,242
Software	21,674	19,865

Property and equipment, gross	54,206	51,377
Accumulated depreciation and amortization	(32,006)	(29,194)

Property and equipment, net	$22,200	$22,183

     The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any impairment losses on any of its long-lived assets during the six months ended September 30, 2010. At September 30, 2009, the Company concluded that certain capitalized software development costs were not fully recoverable. As a result, the Company recognized a pre-tax impairment charge on capitalized software of $7.4 million. For further discussion of the impairment and the valuation method used, see Note 8, “Fair value measurements.”

Note 7. Goodwill and other intangibles
     Included in the Company’s goodwill and other intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended September 30, 2010 or 2009.
     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to ten years. As of September 30, 2010, the weighted average remaining useful life of acquired intangibles is approximately 5.3 years. As of September 30, 2010, the weighted average remaining useful life of internally developed intangibles is approximately 4.1 years.
     The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of September 30, 2010			As of March 31, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$3,656	$(838)	$2,818	$2,715	$(553)	$2,162
Acquired intangibles:
Developed software	6,988	(1,363)	5,625	738	(723)	15
Customer relationships	7,600	(700)	6,900	3,600	(100)	3,500
Trademarks	2,000	(288)	1,712	1,500	(75)	1,425
Non-compete agreements	600	(125)	475	100	(25)	75
Customer contracts	3,713	(2,333)	1,380	3,713	(1,729)	1,984

Total other intangibles	$24,557	$(5,647)	$18,910	$12,366	$(3,205)	$9,161

     Amortization expense for other intangible assets for the three months ending September 30, 2010 and 2009, recorded in cost of services on the accompanying consolidated statements of income, was approximately $1.4 million and $0.3 million, respectively. Amortization expense for other intangible assets for the six months ending September 30, 2010 and 2009, recorded in cost of services on the accompanying consolidated statements of income, was approximately $2.7 million and $0.5 million, respectively. The following approximates the anticipated aggregate amortization expense to be recorded in cost of services on the consolidated statements of income for the remaining six months of the fiscal year ended March 31, 2011 and for each of the fiscal years ended March 31, 2012 through 2015: $2.3 million, $3.8 million, $3.6 million, $3.6 million, and $3.2 million, respectively, and $1.9 million thereafter.
Note 8. Fair value measurements
Financial assets and liabilities
     The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities. The following methods and assumptions are used to estimate the fair value of each class of financial assets or liabilities that are valued on a recurring basis.
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
     Contingent earn-out liabilities: This represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out period. Contingent earn-out liabilities are included in other long-term liabilities on the accompanying consolidated balance sheets. See Note 4, “Acquisitions” for further details.
Measurements
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The valuation can be determined using widely accepted valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). As a basis for applying a market-based approach in fair value measurements, GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
     The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

		Fair value measurement as of September 30, 2010
	Fair value	using fair value hierarchy
	as of September 30, 2010	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$32,760	$32,760	—	—
Restricted cash (1)	6,500	6,500	—	—
Available-for-sale marketable securities (2)	54,092	54,092	—	—
Financial liabilities
Contingent earn-out liabilities (3)	10,000	—	—	10,000

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using quoted market prices of identical assets. For further detail, see Note 3, “Marketable securities.”

(3)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.
     The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million at the date of acquisition. The final amount paid will be made in a combination of cash and/or the Company’s common stock. The Company’s fair value estimate of the Concuity earn-out liability, which is payable in cash, was $4.0 million at the date of acquisition. Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements and discount rates, are recognized in earnings in the periods when the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balance	—	—	$5,600	—
Fair value change in Southwind contingent earn-out liability (1)	—	—	400	—
Addition of Concuity contingent earn-out liability	—	—	4,000	—

Ending balance	—	—	$10,000	—

(1)	Amount was recognized in cost of services on the accompanying consolidated statements of income.
Non-financial assets and liabilities
     Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the six months ended September 30, 2010, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
     As of September 30, 2009, the Company concluded that certain capitalized software development costs were not fully recoverable based on projected cash flows attributable to those assets. As a result, certain assets held and used with a carrying amount of $8.8 million as of September 30, 2009 were written down to a fair value of $1.4 million, resulting in a pre-tax impairment charge of $7.4 million. The Company utilized the discounted cash flow method to determine the fair value of the capitalized software assets as of September 30, 2009. Cash flows were determined based on the Company’s estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature. Due to the significant unobservable inputs inherent in discounted cash flow methodologies, this method is classified as Level 3 in the fair value hierarchy. For additional information related to this impairment, see Note 6, “Property and equipment.”
Note 9. Stock-based compensation
Equity incentive plans
     The Company issues awards, including stock options and restricted stock units (“RSUs”), under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). As of September 30, 2010, no options were available for future grants under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”).
     The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 1,055,000, plus the shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2006 Plan and the 2009 Plan have a five year maximum contractual term. As of September 30, 2010, there were 564,589 shares available for issuance under the 2005 Plan and 559,831 shares available for issuance under the 2009 Plan.
     Stock options. During the six months ended September 30, 2010, the Company granted a total of 271,500 stock options with a weighted average exercise price of $33.34. The Company did not grant any stock options during the three months ended September 30, 2010. During the three and six months ended September 30, 2009, the Company granted a total of 29,000 and 920,050 stock options with weighted average exercise prices of $25.01 and $18.68, respectively. The weighted average fair values of the stock option grants are listed in the stock option valuation section below. During the three and six months ended September 30, 2010, participants exercised

176,064 and 296,183 stock options for a total intrinsic value of $3.2 million and $4.4 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option. There were no exercises of stock options during the three and six months ended September 30, 2009.
     In September 2009, certain members of the Company’s senior management and Board of Directors voluntarily surrendered an aggregate of 830,025 stock options (both vested and unvested) having exercise prices between $51.56 per share and $60.60 per share. The Company accelerated the remaining expense on these cancelled awards, which resulted in pre-tax charges of approximately $0.7 million recorded in cost of services, $0.1 million recorded in member relations and marketing, and $1.1 million recorded in general and administrative expense during the three and six months ended September 30, 2009. This cancellation resulted in the reversal of $4.7 million of deferred tax assets that would no longer be realized. The reversal of these deferred tax assets resulted in a decrease to additional paid-in capital as the Company has a sufficient pool of excess tax benefits.
     Stock option valuation. The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. The following average key assumptions were used in the valuation of stock options granted in each respective period:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010 (1)	2009
Stock option grants:
Risk-free interest rate	—	1.9%	2.0%	1.6%
Expected lives in years	—	4.0	3.88	4.1
Expected volatility	—	41.9%	39.15%	37.4%
Dividend yield	—	0.0%	0.0%	0.0%
Weighted average exercise price of options granted	—	$25.01	$33.34	$18.68
Weighted average grant date fair value of options granted	—	$8.78	$10.82	$5.94

(1)	Includes 45,000 stock options that were issued with market-based conditions to an employee. The Company engaged a third party valuation firm to calculate the fair value of these stock option awards. The options were valued on the date of grant at $9.82 per share using a lattice option-pricing model. The significant assumptions used were as follows: risk-free interest rate of 1.71%; expected term of 3.3 years; expected volatility of 38.35%; dividend yield of 0.0%; and a weighted average exercise price of $34.27 per share.
     Restricted stock units. RSUs are equity settled stock-based compensation arrangements of a number of shares of the Company’s common stock. The fair value of each RSU award is determined as the fair market value of the underlying shares using the closing price on the date of grant. Compensation expense for RSU awards is recognized over the vesting period on a straight-line basis. During the three and six months ended September 30, 2010, the Company granted 6,200 and 258,314 RSUs, respectively. The weighted average grant date fair value of RSUs granted for the three and six months ended September 30, 2010 was $41.87 and $33.38, respectively. During the six months ended September 30, 2009, the Company granted 76,500 RSUs. The Company did not grant RSUs during the three months ended September 30, 2009. The weighted average grant date fair value of RSUs granted for the six months ended September 30, 2009 was $18.60. During the three months ended September 30, 2010 and 2009, 18,094 and 5,362 RSUs vested for a total intrinsic value of $0.8 million and $0.1, respectively. During the six months ended September 30, 2010 and 2009, 63,681 and 5,562 RSUs vested for a total intrinsic value of $2.5 million and $0.1, respectively. There were no shares withheld to satisfy employee tax withholding during the three months ended September 30, 2010. Of the RSUs vested in the three months ended September 30, 2009, 1,901 shares were withheld to satisfy minimum employee tax withholding. Of the RSUs vested in the six months ended September 30, 2010 and 2009, 16,290 and 1,978 shares were withheld to satisfy minimum employee tax withholding.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. The fair value of employee stock purchase rights is equivalent to a 5% discount of the purchase date closing price. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of September 30, 2010, a total of 757,377 shares were available for issuance under the ESPP. During the three and six months ended September 30, 2010, the Company issued 1,208 and

2,191 shares under the ESPP at an average price of $41.94 and $41.43 per share, respectively. During the three and six months ended September 30, 2009, the Company issued 1,448 and 2,952 shares under the ESPP at an average price of $23.88 and $24.16 per share, respectively.
Compensation expense
     The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs and for shares issued under the ESPP for the three and six months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$748	$1,646	$1,435	$2,588
Member relations and marketing	463	643	895	1,158
General and administrative	1,273	2,643	2,460	4,125

Total costs and expenses	2,484	4,932	4,790	7,871

Income from operations	(2,484)	(4,932)	(4,790)	(7,871)

Net income	$(1,592)	$(3,240)	$(3,070)	$(5,171)

Impact on diluted earnings per share	$0.10	$0.21	$0.19	$0.33

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation by award type:
Stock options	$924	$3,525	$1,788	$5,066
Restricted stock units	1,560	1,405	3,002	2,801
Employee stock purchase rights	—	2	—	4

Total stock-based compensation	$2,484	$4,932	$4,790	$7,871

     As of September 30, 2010, $17.9 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.5 years.
Note 10. Earnings per share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for the three and six months ended September 30, 2010 includes 35,211 and 35,064 contingently issuable shares related to the component of the Southwind earn out estimated to be settled in stock. For additional information regarding these shares, see Note 4, “Acquisitions.”

     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	15,644	15,527	15,596	15,541
Dilutive impact of stock options	532	—	439	47
Dilutive impact of restricted stock units	106	—	84	48
Dilutive impact of earn-out liability	35	—	35	—

Diluted weighted average common shares outstanding	16,317	15,527	16,154	15,636

     The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Anti-dilutive stock options and restricted stock units	604	2,220	714	2,909
Note 11. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the three and six months ended September 30, 2010 was $0.2 million and $0.4 million, respectively. Comprehensive loss for the three months ended September 30, 2009 was $1.8 million. Comprehensive income for the six months ended September 30, 2009 was $2.3 million. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are composed solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
Note 12. Income taxes
     The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for either of the three or six month periods ended September 30, 2010 or 2009. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2005.
Note 13. Stockholders’ equity
     During the three months ended September 30, 2010 and 2009, the Company repurchased 59,427 and 3,872 shares of its common stock at a total cost of approximately $2.5 million and $0.1 million, respectively, pursuant to its share repurchase program. For the six months ended September 30, 2010 and 2009, 111,767 shares and 38,854 shares were repurchased under this program at a total cost of approximately $4.5 million and $1.0 million, respectively. The total amount of common stock purchased under the program as of September 30, 2010 was 7,443,508 shares of the Company’s common stock at a total cost of $312.5 million. Of these repurchased shares, 1,000,000 shares have been retired. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of September 30, 2010, the remaining authorized repurchase amount was $37.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its subsidiaries.
     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2010 (the “2010 Form 10-K”) and our quarterly report on Form 10-Q for the subsequent quarter, filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
Overview
     We provide best practices research and analysis, business intelligence and software tools, and installation support and management and advisory services to approximately 2,985 organizations including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions through 48 discreet programs. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.
     Our membership business model allows us to create value for our members by providing quality content on a broad set of relevant issues as well as proven solutions to common and complex problems. Our revenue grew 19.8% in the six months ended September 30, 2010 over the prior year period. Our contract value increased 19.8% to $284.7 as of September 30, 2010 when compared to September 30, 2009. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Memberships in 38 of our programs are renewable at the end of their membership contract term, and contract terms generally run one, two, or three years. Our other ten programs provide installation support and management and advisory services. Memberships in these ten programs help members accelerate the adoption of best practices profiled in our research studies and are not individually renewable. In each of our programs, we generally invoice and collect fees in advance of accrual revenue.
     Our operating costs and expenses consist of cost of services, member relations and marketing expenses, general and administrative expenses, and depreciation and amortization expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development, and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment and amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs. Included in our operating costs for each period presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.
Critical Accounting Policies
     Our accounting policies, which are in compliance with U.S. generally accepted accounting principles (“GAAP”), require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. In our 2010 Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our last fiscal year ended March 31, 2010.

Results of Operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100%	100%
Costs and expenses:
Cost of services	51.9%	53.2%	52.2%	53.1%
Member relations and marketing	22.6%	22.5%	22.7%	22.3%
General and administrative	13.6%	15.1%	13.0%	13.6%
Depreciation and amortization	2.0%	2.9%	2.0%	3.1%
Write-off of capitalized software	—%	12.7%	—%	6.5%

Income (loss) from operations	9.9%	(6.4)%	10.1%	1.4%
Other income, net	0.8%	0.9%	0.5%	1.3%

Income (loss) before (provision) benefit for income taxes	10.7%	(5.5)%	10.6%	2.7%
Income tax (provision) benefit	(3.8)%	1.9%	(3.7)%	(0.9)%

Net income (loss)	6.9%	(3.6)%	6.9%	1.8%

     Three and six months ended September 30, 2010 and 2009
     Overview. Net income increased to $4.9 million in the three months ended September 30, 2010 from a net loss of $2.1 million in the three months ended September 30, 2009. The increase was primarily due to revenue growth resulting from the introduction and expansion of new products and cross-selling existing programs to existing members, and two non-cash charges incurred during the three months ended September 30, 2009. One of the charges related to certain members of the Company’s senior management and Board of Directors voluntarily surrendering a total of 830,025 options that had exercise prices between $51.56 per share and $60.60 per share. This cancellation led to a non-cash charge of $1.3 million, net of tax. Also during the three months ended September 30, 2009, we recognized a $4.9 million non-cash charge resulting from the write-off of capitalized software, net of tax.
     Revenue. Total revenue increased 21.9% from $58.3 million in the three months ended September 30, 2009 to $71.1 million in the three months ended September 30, 2010, and contract value increased 19.8% to $284.7 million as of September 30, 2010 from $237.6 million as of September 30, 2009. Total revenue increased 19.8% from $115.0 million in the six months ended September 30, 2009 to $137.8 million in the six months ended September 30, 2010. The increases in revenue and contract value were primarily due to the introduction and expansion of new programs, including our recent acquisitions, cross-selling existing programs to existing members, and, to a lesser degree, price increases. We offered 48 membership programs as of September 30, 2010 and 43 membership programs as of September 30, 2009.
     Cost of services. Cost of services increased 19.0% from $31.0 million in the three months ended September 30, 2009 to $36.9 million in the three months ended September 30, 2010. Cost of services increased 17.7% from $61.1 million in the six months ended September 30, 2009 to $71.9 million in the six months ended September 30, 2010. The increases in cost of services were primarily due to increased costs associated with new programs, including costs and amortization associated with our acquisitions of Southwind and Concuity. During the three months ended September 30, 2009, we incurred an accelerated stock-based compensation charge of $0.7 million in connection with the cancellation of certain stock options. As a percentage of revenue, cost of services was 51.9% for the three months ended September 30, 2010 compared to 53.2% for the three months ended September 30, 2009 and was 52.2% for the six months ended September 30, 2010 compared to 53.1% for the six months ended September 30, 2009.
     Member relations and marketing. Member relations and marketing expense increased 22.9% from $13.1 million in the three months ended September 30, 2009 to $16.1 million in three months ended September 30, 2010. Member relations and marketing expense increased 21.4% from $25.7 million in the six months ended September 30, 2009 to $31.3 million in six months ended September 30, 2010. The increase in member relations and marketing expense was due to an increase in sales staff and related travel and other associated costs, as well as an increase in member relations personnel and related costs required to serve the expanding membership base.

During the three months ended September 30, 2009, we incurred an accelerated stock-based compensation charge of $0.1 million in connection with the cancellation of certain stock options. As a percentage of revenue, member relations and marketing expense was 22.6% for the three months ended September 30, 2010 compared to 22.5% for the three months ended September 30, 2009 and was 22.7% for the six months ended September 30, 2010 compared to 22.3% for the six months ended September 30, 2009. During the quarters ended September 30, 2010 and 2009 we had an average of 131 and 111 new business development teams, respectively.
     General and administrative. General and administrative expense increased 10.2% from $8.8 million in the three months ended September 30, 2009 to $9.7 million in the three months ended September 30, 2010. General and administrative expense increased 14.7% from $15.6 million in the six months ended September 30, 2009 to $17.9 million in the six months ended September 30, 2010. The increase in general and administrative expense was primarily due to an increase in talent recruitment expenses, as well as increased investment in new product development and information systems infrastructure. During the three months ended September 30, 2009, we incurred an accelerated stock-based compensation charge of $1.1 million recognized in connection with the voluntary surrender of certain stock options. As a percentage of revenue, general and administrative expense was 13.6% for the three months ended September 30, 2010 compared to 15.1% for the three months ended September 30, 2009, and was 13.0% for the six months ended September 30, 2010 compared to 13.6% for the six months ended September 30, 2009. The decreases in general and administrative expense as a percentage of revenue are the result of scaling costs over a larger revenue base.
     Depreciation and amortization. Depreciation and amortization expense decreased from $1.7 million, or 2.9% of revenue, in the three months ended September 30, 2009, to $1.4 million, or 2.0% of revenue, in the three months ended September 30, 2010. Depreciation and amortization expense decreased from $3.6 million, or 3.1% of revenue, in the six months ended September 30, 2009, to $2.8 million, or 2.0% of revenue, in the six months ended September 30, 2010. These decreases were primarily due to decreased amortization expense from developed capitalized internal-use software tools.
     Write-off of capitalized software. During the three months ended September 30, 2009, we recognized an impairment charge on capitalized internally developed software assets of $7.4 million with no comparable expense in fiscal 2010.
     Other income, net. Other income, net was $0.6 million in the three months ended September 30, 2010 and 2009. Other income, net decreased from $1.6 million in the six months ended September 30, 2009 to $0.8 million in the six months ended September 30, 2010. Other income, net consists of interest income and foreign exchange rate gains. Interest income decreased from $0.6 million in the three months ended September 30, 2009 to $0.4 million in the three months ended September 30, 2010 and decreased from $1.2 million in the six months ended September 30, 2009 to $0.7 million in the six months ended September 30, 2010 due to a lower average invested cash balance during the periods. We recognized foreign exchange gains of $0.2 million and $0.1 million during the three and six months ended September 30, 2010, due to the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. We recognized foreign exchange loss of $20,000 in the three months ended September 30, 2009 and a foreign exchange gain of $0.4 million in the six months ended September 30, 2009.
     Income tax benefit (provision). Our provision for income taxes was $2.7 million for the three months ended September 30, 2010 and our income tax benefit was $1.1 million for the three months ended September 30, 2009. Our provision for income taxes was $5.3 million and $1.1 million for the six months ended September 30, 2010 and 2009, respectively. Our effective tax rate during the three and six months ended September 30, 2010 was 35.9%, compared to 34.3% for the three and six months ended September 30, 2009. The increase in our tax rate is primarily due to the effect that higher estimated pre-tax income for fiscal year 2011, when compared to fiscal year 2010, has on our effective rate when compared to the fixed nature of our Washington, D.C. tax credits that we receive under the New E-conomy Transformation Act of 2000.

     Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and RSUs issued under our stock incentive plans and for shares issued under our employee stock purchase plan for the three months ending September 30, 2010 and 2009 (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$748	$1,646	$1,435	$2,588
Member relations and marketing	463	643	895	1,158
General and administrative	1,273	2,643	2,460	4,125

Total costs and expenses	2,484	4,932	4,790	7,871

Income from operations	(2,484)	(4,932)	(4,790)	(7,871)

Net income	$(1,592)	$(3,240)	$(3,070)	$(5,171)

Impact on diluted earnings per share	$0.15	$0.21	$0.19	$0.33

     There were no stock-based compensation costs capitalized as part of the cost of an asset.
     As of September 30, 2010, $17.9 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.5 years.
Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during the next 12 months. We had cash, cash equivalents, and marketable securities balances of $86.9 million and $112.9 million as of September 30, 2010 and March 31, 2010, respectively. We expended $4.5 million and $1.0 million in cash to purchase shares of our common stock through our share repurchase program during the six months ended September 30, 2010 and 2009, respectively. We have no long-term indebtedness.
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the first and second quarters of our fiscal year typically provides the lowest quarterly cash flows from operations. Net cash flows provided by operating activities were $9.0 million in the six months ended September 30, 2010 and $8.8 million in the six months ended September 30, 2009. The increase in net cash flows provided by operating activities during the period is due primarily to the increase in net income.
     Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $41.8 million and $1.6 million in the six months ended September 30, 2010 and 2009, respectively. Investing activities during the six months ended September 30, 2010 consisted primarily of $36.0 million used in our acquisition of Concuity and resulting escrow, the net cash used for the purchases of marketable securities of $2.0 million, and capital expenditures of $3.8 million. Investing activities for the six months ended September 30, 2009 used $1.6 million of cash, consisting primarily of a $5.0 million investment and a $1.0 million loan to unrelated entities and $1.2 million in capital expenditures, offset by net proceeds on the redemption and sales of marketable securities of $5.5 million.
     Cash flows from financing activities. We generated $4.3 million in cash from financing activities in the six months ended September 30, 2010, compared to net cash flows used in financing activities of $0.9 million in the six months ended September 30, 2009. Financing activities during the six months ended September 30, 2010 primarily consisted of $7.9 million from the issuance of commons stock from the exercise of stock options, netted by share repurchase activity. We repurchased 111,767 shares and 38,854 shares of our common stock at a total cost of approximately $4.5 million and $1.0 million in the six months ended September 30, 2010 and 2009, respectively, pursuant to our share repurchase program. Also in the six months ended September 30, 2010, we had $0.6 million in shares withheld to satisfy minimum employee tax withholding for vested restricted stock units.

     Credit facilities. In November 2006, we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each of our fiscal years of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at our request by up to an additional $10 million per year. There have been no borrowings under the credit facility. The availability of borrowings under the credit facility was $20 million as of September 30, 2010.
Contractual Obligations
     Our 2010 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2010. Our December 31, 2009 acquisition of Southwind included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of September 30, 2010, based on current facts and circumstances, we have estimated the aggregate fair value of this contingent obligation at $6.0 million which will be paid at various intervals, if earned, over the evaluation periods beginning at the acquisition date extending through December 31, 2014.
     In April 2010, we acquired Concuity. The consideration transferred in connection with this acquisition included a contingent obligation to make additional payments based on the achievement of certain performance targets. As of September 30, 2010, we have estimated the aggregate fair value of this contingent obligation at $4.0 million, which we anticipate will be paid, if earned, on December 31, 2011. In addition, $2.0 million has been placed into escrow with a third party to be released as indemnity conditions are satisfied through December 31, 2010.
     On July 29, 2010, we entered into a six-year operating lease for approximately 31,000 square feet of office space located in Chennai, India. The initial lease term will commence on December 1, 2010. Total non-cancellable lease payments over the term will be approximately $3.7 million.
Off-Balance Sheet Arrangements
     As of September 30, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of September 30, 2010, our marketable securities consisted of $38.2 million in tax-exempt notes and bonds issued by various states and $15.9 million in U.S. government agency securities. The weighted average maturity on all our marketable securities as of September 30, 2010 was approximately 4.9 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.
     With respect to recent global economic events, there is an unprecedented uncertainty in the financial markets, which could bring potential liquidity risks to us. Such risks could include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. We do not believe that the value or liquidity of our cash, cash equivalents, and marketable securities, as described above, have been significantly impacted by the recent credit crisis. In addition, we constantly monitor the credit worthiness of our members and we believe that our current group of members are sound and represent no abnormal business risk.
     Foreign currency risk. Although it represents approximately 4% of our revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. We recorded foreign currency exchange gains of $0.2 million during the three months ended September 30, 2010 and gains of $0.1 million during the six months ended September 30, 2010, which are included in other income, net in our consolidated statements of income. In the three and six months ending September 30, 2009, we recorded a foreign currency exchange loss of $20,000 and a foreign currency gain of $0.4 million, respectively. A hypothetical 10% change in foreign currency exchange rates would not have a material impact on our financial position as of September 30, 2010.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not currently a party to any material pending legal proceedings.
Item 1A. Risk Factors.
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The risks discussed in our 2010 Form 10-K could materially affect our business, financial condition, and future results. The risks described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In January 2004 the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock, which authorization was increased in amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date.

			Total Number of		Approximate
			Shares Purchased as	Cumulative Number	Dollar Value of
			Part of Publicly	of Shares Purchased	Shares That May
	Total Number of	Average Price	Announced Plans or	as Part of a Publicly	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs	Announced Plan	Under The Plan
July 1 to July 31, 2010	—	$—	—	7,384,081	$39,964,211
August 1 to August 30, 2010	42,163	$42.41	42,163	7,426,244	$38,176,044
September 1 to September 30, 2010	17,264	$41.23	17,264	7,443,508	$37,464,223

Total	59,427	$42.07	59,427

Item 6. Exhibits.
     (a) Exhibits:

*3.1	Certificate of Incorporation of The Advisory Board Company

**3.2	Certificate of Amendment of the Certificate of Incorporation of The Advisory Board Company

#3.3	Amended and Restated Bylaws of The Advisory Board Company

+3.4	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on August 22, 2001.

**	Incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on October 29, 2001.

#	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on November 14, 2007.

+	Incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on October 29, 2001.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: November 9, 2010	By:	/s/ Michael T. Kirshbaum
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