Form 10-Q
period 2010-12-31
ADVISORY BOARD CO
filed 2011-02-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 000-33283
THE ADVISORY BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-1468699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2445 M Street, NW, Washington, D.C.	20037
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (202) 266-5600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 1, 2011, the company had outstanding 15,848,858 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE ADVISORY BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,273	$61,238
Marketable securities	—	10,422
Membership fees receivable, net	195,985	143,453
Prepaid expenses and other current assets	5,458	3,326
Deferred income taxes, net	6,559	5,629

Total current assets	245,275	224,068
Property and equipment, net	25,290	22,183
Intangible assets, net	18,269	9,161
Restricted cash	6,500	2,500
Goodwill	59,063	37,255
Deferred incentive compensation and other charges	47,538	37,563
Deferred income taxes, net of current portion	9,987	7,782
Other non-current assets	5,000	5,000
Marketable securities	70,319	41,260

Total assets	$487,241	$386,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$228,082	$182,689
Accounts payable and accrued liabilities	53,587	45,654
Accrued incentive compensation	12,550	12,152

Total current liabilities	294,219	240,495
Long-term deferred revenue	46,487	25,713
Other long-term liabilities	8,408	8,749

Total liabilities	349,114	274,957

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 22,319,891 and 21,836,893 shares issued as of December 31, 2010 and March 31, 2010, respectively, and 15,835,193 and 15,505,152 shares outstanding as of December 31, 2010 and March 31, 2010, respectively	223	218
Additional paid-in capital	259,840	239,548
Retained earnings	159,336	145,925
Accumulated elements of other comprehensive income	133	1,034
Treasury stock, at cost 6,484,698 and 6,331,741 shares as of December 31, 2010 and March 31, 2010, respectively	(281,405)	(274,910)

Total stockholders’ equity	138,127	111,815

Total liabilities and stockholders’ equity	$487,241	$386,772

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue	$75,210	$60,893	$213,000	$175,919
Costs and expenses:
Cost of services	41,232	32,080	113,091	93,185
Member relations and marketing	17,099	13,809	48,352	39,502
General and administrative	9,742	7,662	27,622	23,264
Depreciation and amortization	1,479	1,387	4,289	5,008
Write-off of capitalized software	—	—	—	7,397

Income from operations	5,658	5,955	19,646	7,563
Other income, net	480	603	1,278	2,149

Income before provision for income taxes	6,138	6,558	20,924	9,712
Provision for income taxes	(2,204)	(2,249)	(7,512)	(3,331)

Net income	$3,934	$4,309	$13,412	$6,381

Earnings per share:
Net income per share — basic	$0.25	$0.28	$0.86	$0.41
Net income per share — diluted	$0.24	$0.27	$0.82	$0.41
Weighted average number of shares outstanding:
Basic	15,796	15,511	15,663	15,531
Diluted	16,600	15,701	16,303	15,657
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$13,411	$6,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,289	5,008
Write-off of capitalized software	—	7,397
Amortization of intangible assets	3,575	890
Deferred income taxes	(753)	(9,192)
Excess tax benefits from share-based compensation	(1,900)	—
Stock-based compensation expense	6,980	10,060
Amortization of marketable securities premiums	449	469
Changes in operating assets and liabilities:
Membership fees receivable	(49,389)	(28,015)
Prepaid expenses and other current assets	(1,932)	1,409
Deferred incentive compensation and other charges	(9,975)	(10,130)
Deferred revenues	65,090	30,532
Accounts payable and accrued liabilities	8,792	11,176
Accrued incentive compensation	(665)	1,976
Other long-term liabilities	(4,341)	(478)

Net cash provided by operating activities	33,631	27,483

Cash flows from investing activities:
Purchases of property and equipment	(7,396)	(939)
Capitalized external use software development costs	(1,433)	(496)
Cash paid for acquisitions, net of cash acquired	(35,120)	(13,600)
Redemptions and sales of marketable securities	20,080	20,350
Purchases of marketable securities	(40,544)	(9,965)
Cost basis investment and loan	—	(5,000)

Net cash used in investing activities	(64,413)	(9,650)

Cash flows from financing activities:
Net proceeds from issuance of common stock from share-based compensation	11,273	212
Proceeds from issuance of common stock under employee stock purchase plan	139	109
Excess tax benefits from share-based compensation	1,900	—
Purchases of treasury stock	(6,495)	(2,999)

Net cash provided by / (used in) financing activities	6,817	(2,678)

Net (decrease) / increase in cash and cash equivalents	(23,965)	15,155
Cash and cash equivalents, beginning of period	61,238	23,746

Cash and cash equivalents, end of period	$37,273	$38,901

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company and its subsidiaries (collectively, the “Company”) provide best practices research and analysis, business intelligence and software tools, and installation support and management and advisory services to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions through discrete programs. Members of each program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence and software tools.
     The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010 and the Company’s quarterly reports on Form 10-Q for subsequent quarters. The unaudited consolidated financial statements include the accounts of The Advisory Board Company and its subsidiaries after elimination of all significant intercompany transactions.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2010 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and nine months ended December 31, 2010 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2011, or any other period. Certain prior-year balance sheet amounts have been reclassified to conform to the current-year presentation.
Note 2. Recent accounting pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances, and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010. The guidance affecting Level 1 and Level 2 fair value measurements was adopted on January 1, 2010 and did not impact the Company’s financial position or results of operations. The guidance regarding Level 3 disclosures will be effective for the Company beginning April 1, 2011. The Company is evaluating the guidance regarding the additional disclosures and does not expect that this guidance will have a significant impact on the Company’s financial position or results of operations.
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

Note 3. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 2010
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$21,893	$22,046	$—	$153
Tax exempt obligations of other states	48,426	48,058	368	—

	$70,319	$70,104	$368	$153

	As of March 31, 2010
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$11,956	$11,630	$326	$—
Washington, D.C. tax exempt obligations	2,521	2,506	15	—
Tax exempt obligations of other states	37,205	35,902	1,485	182

	$51,682	$50,038	$1,826	$182

     The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2010
	Fair market	Amortized
	value	cost
Matures in less than 1 year	$—	$—
Matures after 1 year through 5 years	33,615	32,305
Matures after 5 years through 15 years	36,704	37,799

	$70,319	$70,104

     The weighted average maturity on all marketable securities held by the Company as of December 31, 2010 was approximately 5.2 years. Pre-tax net unrealized gains on the Company’s investments of $0.2 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. None of this amount was related to investments that mature before December 31, 2011. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
Note 4. Acquisitions
Concuity
     On April 1, 2010, the Company acquired for cash the health care division of Trintech Group plc (“Concuity”), a leading provider of a contract and payment management solution for hospitals and physician groups. The Company acquired Concuity to supplement its revenue-cycle portfolio by incorporating Concuity’s web-based ClearContracts software tool into a new program. The total purchase price consisted of an initial payment of $28.0 million and an additional $6.0 million placed into escrow, of which $2.0 million was placed with a third party escrow agent. As of December 31, 2010, $0.8 million of the escrow held with the third party escrow agent had been released in accordance with terms of the agreement. The remaining $5.2 million in escrow may be released through December 31, 2011 as certain business performance and indemnity conditions are satisfied. The Company allocated $11.3 million to intangible assets with a weighted average amortization period of five years and allocated $21.8 million to goodwill.

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

     The Company’s fair value of identifiable intangible assets was determined by management taking into account a valuation completed by an independent valuation firm using an income approach from a market participant perspective, and by estimates and assumptions provided by management. The acquired developed technology, customer related intangible assets, employee related intangible assets, and trademarks have estimated lives of 5.0 years, 5.0 years, 5.0 years, and 4.0 years, respectively, which is consistent with the cash flow estimates used to create the valuation models of each identifiable asset. The acquired developed technology, customer related intangible assets, employee related intangible assets, and trademarks are included in intangible assets, net on the December 31, 2010 consolidated balance sheet. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill.
     The financial results of Concuity are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Southwind
     On December 31, 2009, the Company acquired substantially all of the assets of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”), a leading health care industry management and advisory firm focused on hospital-physician integration and physician practice management. The $16.9 million total purchase price consisted of $11.1 million of cash paid to the Southwind equity holders, net of $0.2 million in cash acquired, and the fair value of estimated additional contingent payments of $5.6 million, of which a portion is payable in shares of the Company’s common stock and was recorded as a liability as of March 31, 2010. These additional contingent payments will become due and payable to the former owner of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date extending through December 31, 2014. An escrow account containing $2.5 million in restricted cash was established as part of the acquisition in order to cover a portion of these contingent payments. A $0.4 million upward adjustment was made to the fair value of these contingent payments during the three months ended June 30, 2010 and a $1.1 million upward adjustment was made to the fair value of these contingent payments during the three months ended December 31, 2010. These adjustments were recorded in cost of services on the accompanying consolidated statements of income and increased the liability to $7.1 million as of December 31, 2010. See Note 8, “Fair value measurements” for further details.
     The financial results of Southwind are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Note 5. Other non-current assets
     In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers. In addition, the Company entered into a licensing agreement with that company. The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of December 31, 2010 and March 31, 2010 is $5.0 million and is included in other non-current assets on the Company’s consolidated balance sheets. The convertible preferred stock carries a dividend rate of 8% that is payable if and when declared by the issuer’s board of directors. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2010 or 2009.
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
     The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of income. Acquired developed software is amortized over its estimated useful life of approximately nine years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization for the three and nine months ended December 31, 2010 was approximately $0.1 million and $0.2 million, respectively. The amount of acquired developed software amortization included in depreciation and amortization for the three and nine months ended December 31, 2009 was approximately $0.1 million and $0.2 million, respectively.
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

	As of
	December 31,	March 31,
	2010	2010
Leasehold improvements	$15,652	$15,270
Furniture, fixtures and equipment	17,421	16,242
Software	25,702	19,865

Property and equipment, gross	58,775	51,377
Accumulated depreciation and amortization	(33,485)	(29,194)

Property and equipment, net	$25,290	$22,183

     The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any impairment losses on any of its long-lived assets during the nine months ended December 31, 2010. As of September 30, 2009, the Company concluded that certain capitalized software development costs were not fully recoverable. As a result, the Company recognized a pre-tax impairment charge on capitalized software of $7.4 million during the three months ended September 30, 2009. The Company did not recognize any additional impairment losses on any of its long-lived assets during the three months ended December 31, 2009. For further discussion of the impairment and the valuation method used, see Note 8, “Fair value measurements.”
Note 7. Goodwill and other intangibles
     Included in the Company’s goodwill and other intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2010 or 2009.
     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to ten years. As of December 31, 2010, the weighted average remaining useful life of acquired intangibles was approximately 5.1 years. As of December 31, 2010, the weighted average remaining useful life of internally developed intangibles was approximately 4.0 years.
     The gross and net carrying balances and accumulated amortization of other intangibles were as follows (in thousands):

	As of December 31, 2010			As of March 31, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$4,148	$(1,014)	$3,134	$2,715	$(553)	$2,162
Acquired intangibles:
Developed software	6,988	(1,676)	5,312	738	(723)	15
Customer relationships	7,600	(1,000)	6,600	3,600	(100)	3,500
Trademarks	2,000	(394)	1,606	1,500	(75)	1,425
Non-compete agreements	600	(175)	425	100	(25)	75
Customer contracts	3,713	(2,521)	1,192	3,713	(1,729)	1,984

Total other intangibles	$25,049	$(6,780)	$18,269	$12,366	$(3,205)	$9,161

     Amortization expense for other intangible assets for the three months ended December 31, 2010 and 2009, recorded in cost of services on the accompanying consolidated statements of income, was approximately $1.0 million and $0.2 million, respectively. Amortization expense for other intangible assets for the nine months ended December 31, 2010 and 2009, recorded in cost of services on the accompanying consolidated statements of income, was approximately $3.1 million and $0.7 million, respectively. The following approximates the anticipated aggregate amortization expense to be recorded in cost of services on the consolidated statements of income for the remaining three months of the fiscal year ending March 31, 2011 and for each of the fiscal years ending March 31, 2012 through 2015: $1.2 million, $4.0 million, $3.8 million, $3.7 million, and $3.3 million, respectively, and $2.0 million thereafter.
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
     Contingent earn-out liabilities: This represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out periods. Contingent earn-out liabilities are included in other long-term liabilities on the accompanying consolidated balance sheets. See Note 4, “Acquisitions” for further details.
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
     The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

		Fair value measurement as of December 31, 2010
	Fair value	using fair value hierarchy
	as of December 31, 2010	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$37,273	$37,273	—	—
Restricted cash (1)	6,500	6,500	—	—
Available-for-sale marketable securities (2)	70,319	70,319	—	—
Financial liabilities
Contingent earn-out liabilities (3)	11,100	—	—	11,100

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using quoted market prices of the assets. For further detail, see Note 3, “Marketable securities.”

(3)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.
     The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. The final amount paid will be made in a combination of cash and/or the Company’s common stock. The Company’s fair value estimate of the Concuity earn-out liability, which is payable in cash, was $4.0 million as of the date of acquisition. Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements and discount rates, are recognized in earnings in the periods when the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Beginning balance	$10,000	$—	$5,600	$—
Fair value change in Southwind contingent earn-out liability (1)	1,100	—	1,500	—
Addition of Southwind contingent earn-out liability	—	5,600	—	5,600
Addition of Concuity contingent earn-out liability	—	—	4,000	—

Ending balance	$11,100	$5,600	$11,100	$5,600

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.

Non-financial assets and liabilities
     Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the nine months ended December 31, 2010, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
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
Note 9. Stock-based compensation
Equity incentive plans
     The Company issues awards, including stock options and restricted stock units (“RSUs”), under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”). As of December 31, 2010, no options were available for future grants under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”).
     The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 1,055,000, plus the shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2006 Plan and the 2009 Plan have a five year maximum contractual term. As of December 31, 2010, there were 626,779 shares available for issuance under the 2005 Plan and 570,533 shares available for issuance under the 2009 Plan.
     Stock options. During the three and nine months ended December 31, 2010, the Company granted a total of 21,000 and 292,500 stock options with weighted average exercise prices of $48.84 and $34.46, respectively. During the three and nine months ended December 31, 2009, the Company granted a total of 30,000 and 950,050 stock options with weighted average exercise prices of $26.54 and $19.05, respectively. The weighted average fair values of the stock option grants are listed in the stock option valuation section below. During the three and nine months ended December 31, 2010, participants exercised 130,134 and 426,317 stock options for a total intrinsic value of $2.3 million and $6.6 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option. During the three and nine months ended December 31, 2009, participants exercised 11,500 options.
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

     Stock option valuation. The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. The following average key assumptions were used in the valuation of stock options granted in each respective period:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010 (1)	2009
Stock option grants:
Risk-free interest rate	1.2%	1.4%	2.0%	1.6%
Expected lives in years	4.0	3.0	3.9	4.0
Expected volatility	38.81%	41.5%	39.12%	37.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average exercise price of options granted	$48.84	$26.54	$34.46	$19.05
Weighted average grant date fair value of options granted	$15.57	$7.86	$11.16	$6.01

(1)	Includes 45,000 stock options that were issued with market-based conditions to an employee. The Company engaged a third party valuation firm to calculate the fair value of these stock option awards. The options were valued on the date of grant at $9.82 per share using a lattice option-pricing model. The significant assumptions used were as follows: risk-free interest rate of 1.71%; expected term of 3.3 years; expected volatility of 38.35%; dividend yield of 0.0%; and a weighted average exercise price of $34.27 per share.
     Restricted stock units. RSUs are equity settled stock-based compensation arrangements of a number of shares of the Company’s common stock. The fair value of each RSU award is determined as the fair market value of the underlying shares using the closing price on the date of grant. Compensation expense for RSU awards is recognized over the vesting period on a straight-line basis. During the three and nine months ended December 31, 2010, the Company granted 7,300 and 265,614 RSUs, respectively. The weighted average grant date fair value of RSUs granted for the three and nine months ended December 31, 2010 was $48.92 and $33.81, respectively. During the nine months ended December 31, 2009, the Company granted 76,500 RSUs. The Company did not grant RSUs during the three months ended December 31, 2009. The weighted average grant date fair value of RSUs granted for the nine months ended December 31, 2009 was $18.60. No RSUs vested during the three months ended December 31, 2010 or 2009. During the nine months ended December 31, 2010 and 2009, 63,681 and 5,562 RSUs vested for a total intrinsic value of $2.5 million and $0.1 million, respectively. There were no shares withheld to satisfy employee tax withholding during the three months ended December 31, 2010 or 2009. Of the RSUs vested in the nine months ended December 31, 2010 and 2009, 16,290 and 1,978 shares were withheld to satisfy minimum employee tax withholding.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. The fair value of employee stock purchase rights is equivalent to a 5% discount of the purchase date closing price. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of December 31, 2010, a total of 756,302 shares were available for issuance under the ESPP. During the three and nine months ended December 31, 2010, the Company issued 1,075 and 3,266 shares under the ESPP at an average price of $45.25 and $42.69 per share, respectively. During the three and nine months ended December 31, 2009, the Company issued 1,307 and 4,259 shares under the ESPP at an average price of $29.12 and $25.68 per share, respectively.

Compensation expense
     The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs and for shares issued under the ESPP for the three and nine months ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$761	$786	$2,196	$3,374
Member relations and marketing	474	492	1,369	1,650
General and administrative	954	911	3,414	5,036

Total costs and expenses	2,189	2,189	6,979	10,060

Income from operations	(2,189)	(2,189)	(6,979)	(10,060)

Net income	$(1,403)	$(1,438)	$(4,473)	$(6,609)

Impact on diluted earnings per share	$0.08	$0.09	$0.27	$0.42

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Stock-based compensation by award type:
Stock options	$927	$718	$2,715	$5,784
Restricted stock units	1,262	1,469	4,264	4,270
Employee stock purchase rights	—	2	—	6

Total stock-based compensation	$2,189	$2,189	$6,979	$10,060

     As of December 31, 2010, $16.1 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.4 years.
Note 10. Earnings per share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for the three and nine months ended December 31, 2010 includes 31,493 and 33,870 contingently issuable shares related to the component of the Southwind earn-out estimated to be settled in stock. For additional information regarding these shares, see Note 4, “Acquisitions.”
     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	15,796	15,511	15,663	15,531
Dilutive impact of stock options	635	103	504	74
Dilutive impact of restricted stock units	138	87	102	52
Dilutive impact of earn-out liability	31	—	34	—

Diluted weighted average common shares outstanding	16,600	15,701	16,303	15,657

     The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Anti-dilutive stock options and restricted stock units	60	2,007	616	2,582
Note 11. Comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the three and nine months ended December 31, 2010 was $2.7 million and $12.5 million, respectively. Comprehensive income for the three and nine months ended December 31, 2009 was $4.1 million and $6.4 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are composed solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
Note 12. Income taxes
     The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for either of the three or nine month periods ended December 31, 2010 or 2009. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2005.
Note 13. Stockholders’ equity
     During the three months ended December 31, 2010 and 2009, the Company repurchased 41,190 and 76,230 shares of its common stock at a total cost of approximately $2.0 million and $2.0 million, respectively, pursuant to its share repurchase program. For the nine months ended December 31, 2010 and 2009, 152,957 shares and 115,084 shares were repurchased under this program at a total cost of approximately $6.5 million and $3.0 million, respectively. The total amount of common stock purchased under the program as of December 31, 2010 was 7,484,698 shares of the Company’s common stock at a total cost of $314.5 million. Of these repurchased shares, 1,000,000 shares have been retired and resumed the status of authorized and unissued shares. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of December 31, 2010, the remaining authorized repurchase amount was $35.5 million.
Note 14. Subsequent events
     On February 1, 2010, the Company acquired substantially all of the assets of Cielo MedSolutions, LLC (“Cielo”), a leading provider of population management and patient registry software in the ambulatory environment. The Company acquired Cielo to enhance its existing suite of physician performance management solutions through the addition of analytics and workflow tools that provide visibility across a patient population to enable appropriate clinical decisions. The total purchase price consists of an initial payment of $7.5 million, of which approximately $1.5 million was placed into escrow, which will be released during a period of up to 18 months from the date of acquisition if and as certain indemnity conditions are satisfied, and potential earn out consideration which may be earned across the 18 months following acquisition if and as certain business performance conditions are satisfied. Pro forma financial information for this acquisition has not been presented because the effects are not material to the Company’s historical consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its subsidiaries.
     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2010, or the “2010 Form 10-K,” and our quarterly reports on Form 10-Q for the subsequent quarters, filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
Executive Overview
     We provide best practices research and analysis, business intelligence and software tools, and installation support and management and advisory services to approximately 2,985 organizations, including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions through 48 discrete programs. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.
     Our four key areas of focus for 2011 are to continue to deliver world-class programs that drive significant returns for our members and ensure member loyalty through outstanding value delivery; to make select investments to capture the unique opportunities presented by current healthcare market conditions, through developing and launching new programs and acquiring products, services, and technologies that improve performance for our members; to integrate our recent acquisitions into our broader portfolio of services; and to attract, develop, engage, and retain world class talent across our organization. Success in all of these areas requires very strong execution across our business, and we have a heavy focus on setting each team up to manage against and hit high goals in each area of our operations.
     As of December 31, 2010, memberships in 38 of our programs are renewable at the end of their membership contract term, and contract terms generally run one, two, or three years. Our other ten programs provide installation support and management and advisory services. Memberships in these ten programs help members accelerate the adoption of best practices profiled in our research studies and are not individually renewable. In each of our programs, we generally invoice and collect fees in advance of accrual revenue. Our revenue grew 19.8% in the nine months ended December 31, 2010 over the prior year period. Our contract value increased 18.3% to $300.2 million as of December 31, 2010 when compared to December 31, 2009. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     Our operating costs and expenses consist of cost of services, member relations and marketing expenses, general and administrative expenses, and depreciation and amortization expenses. Cost of services represents the costs associated with the production and delivery of our products and services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members. General and administrative expense encompasses the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development, and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment and amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs. Included in our operating costs for each period presented are stock-based compensation expenses.
Critical Accounting Policies
     Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, or “GAAP,” require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. In our 2010 Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our last fiscal year ended March 31, 2010.

Results of Operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	54.8%	52.7%	53.1%	53.0%
Member relations and marketing	22.7%	22.7%	22.7%	22.5%
General and administrative	13.0%	12.6%	13.0%	13.2%
Depreciation and amortization	2.0%	2.3%	2.0%	2.8%
Write-off of capitalized software	—	—	—	4.2%

Income from operations	7.5%	9.8%	9.2%	4.3%
Other income, net	0.6%	1.0%	0.6%	1.2%

Income before provision for income taxes	8.1%	10.8%	9.8%	5.5%
Provision for income taxes	(2.9)%	(3.7)%	(3.5)%	(1.9)%

Net income	5.2%	7.1%	6.3%	3.6%

Three and nine months ended December 31, 2010 compared to the three and nine months ended December 31, 2009
     Overview. Net income decreased to $3.9 million in the three months ended December 31, 2010 from $4.3 million in the three months ended December 31, 2009. The decrease was primarily due to a $1.1 million upward adjustment made to the fair value of the Southwind acquisition-related contingent liability, which was offset in part by revenue growth from the introduction and expansion of new products and cross-selling existing programs to existing members. Net income increased to $13.4 million in the nine months ended December 31, 2010 from $6.4 million in the nine months ended December 31, 2009 primarily due to revenue growth. The effects of such revenue growth were offset in part by two non-cash charges during the three months ended September 30, 2009 which totaled $6.2 million, net of tax.
     Revenue. Total revenue increased 23.5% from $60.9 million in the three months ended December 31, 2009 to $75.2 million in the three months ended December 31, 2010, and contract value increased 18.3% to $300.2 million as of December 31, 2010 from $253.7 million as of December 31, 2009. Total revenue increased 21.1% from $175.9 million in the nine months ended December 31, 2009 to $213.0 million in the nine months ended December 31, 2010. The increases in revenue and contract value in the 2010 periods were primarily due to the introduction and expansion of new programs, including our recent acquisitions, cross-selling existing programs to existing members, and, to a lesser degree, price increases. We offered 48 membership programs as of December 31, 2010 and 44 membership programs as of December 31, 2009.
     Cost of services. Cost of services increased 28.5% from $32.1 million in the three months ended December 31, 2009 to $41.2 million in the three months ended December 31, 2010. The increase in cost of services during the three months ended December 31, 2010 was primarily due to increased costs associated with new programs and acquisitions, including a $0.8 million increase in amortization related to acquisitions and a $1.1 million fair value adjustment to an acquisition-related earn-out liability. Cost of services increased 21.4% from $93.2 million in the nine months ended December 31, 2009 to $113.1 million in the nine months ended December 31, 2010. The increase in cost of services during the nine months ended December 31, 2010 was primarily due to increased costs associated with new programs and acquisitions, including a $2.4 million increase in amortization related to acquisitions and a total of $1.5 million in fair value adjustments to an acquisition-related earn-out liability recognized during the nine months ended December 31, 2010. As a percentage of revenue, cost of services was 54.8% for the three months ended December 31, 2010 compared to 52.7% for the three months ended December 31, 2009 and was 53.1% for the nine months ended December 31, 2010 compared to 53.0% for the nine months ended December 31, 2009.
     Member relations and marketing. Member relations and marketing expense increased 23.8% from $13.8 million in the three months ended December 31, 2009 to $17.1 million in three months ended December 31, 2010. Member relations and marketing expense increased 22.4% from $39.5 million in the nine months ended December 31, 2009 to $48.4 million in nine months ended December 31, 2010. The increases in member relations and marketing expense during the 2010 periods were due to an increase in sales staff and related travel and other associated costs, as well as an increase in member relations personnel and related costs required to serve the expanding membership base.
As a percentage of revenue, member relations and marketing expense was 22.7% for both the three months ended December 31, 2010 and 2009 and was 22.7% for the nine months ended December 31, 2010 compared to 22.5% for the nine months ended December 31,

2009. During the three months ended December 31, 2010 and 2009, we had an average of 133 and 112 new business development teams, respectively.
     General and administrative. General and administrative expense increased 27.1% from $7.7 million in the three months ended December 31, 2009 to $9.7 million in the three months ended December 31, 2010. The increase in general and administrative expense during the three months ended December 31, 2010 was primarily due to an increase in investments in new product development of $0.8 million, as well as an increase in talent recruitment expenses of $0.4 million. General and administrative expense increased 18.7% from $23.3 million in the nine months ended December 31, 2009 to $27.6 million in the nine months ended December 31, 2010. The increase in general and administrative expense during the nine months ended December 31, 2010 was primarily due to an increase in talent recruitment expenses of $1.5 million, as well as an increase in investments in new product development of $1.0 million. As a percentage of revenue, general and administrative expense was 13.0% for the three months ended December 31, 2010 compared to 12.6% for the three months ended December 31, 2009, and was 13.0% for the nine months ended December 31, 2010 compared to 13.2% for the nine months ended December 31, 2009.
     Depreciation and amortization. Depreciation and amortization expense increased from $1.4 million, or 2.3% of revenue, in the three months ended December 31, 2009, to $1.5 million, or 2.0% of revenue, in the three months ended December 31, 2010. This increase was primarily due to increased amortization expense from developed capitalized internal-use software tools. Depreciation and amortization expense decreased from $5.0 million, or 2.8% of revenue, in the nine months ended December 31, 2009, to $4.3 million, or 2.0% of revenue, in the nine months ended December 31, 2010. This decrease was primarily related to decreased amortization expense from developed capitalized internal-use software tools in the current year due to the write-off in September 2009.
     Write-off of capitalized software. During the nine months ended December 31, 2009, we recognized an impairment charge on capitalized internally developed software assets of $7.4 million, with no comparable expense in fiscal 2010.
     Other income, net. Other income, net decreased from $0.6 million in the three months ended December 31, 2009 to $0.5 million in the three months ended December 31, 2010. Other income, net decreased from $2.1 million in the nine months ended December 31, 2009 to $1.3 million in the nine months ended December 31, 2010. Other income, net consists of interest income and foreign exchange rate gains and losses. Interest income decreased from $0.6 million in the three months ended December 31, 2009 to $0.5 million in the three months ended December 31, 2010 and decreased from $1.8 million in the nine months ended December 31, 2009 to $1.2 million in the nine months ended December 31, 2010 due to lower average invested cash balances during the 2010 periods and a decrease in the average interest rate of the Company’s marketable securities portfolio. We recognized foreign exchange gains of $11,000 and $0.1 million during the three and nine months ended December 31, 2010, respectively, due to the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. We recognized a foreign exchange loss of $22,000 in the three months ended December 31, 2009 and a foreign exchange gain of $0.3 million in the nine months ended December 31, 2009.
     Provision for income taxes. Our provision for income taxes was $2.2 million and $2.3 million for the three months ended December 31, 2010 and 2009, respectively. Our provision for income taxes was $7.5 million and $3.3 million for the nine months ended December 31, 2010 and 2009, respectively. Our effective tax rate for the three and nine months ended December 31, 2010 was 35.9%, compared to 34.3% for the three and nine months ended December 31, 2009. The increase in our tax rate is primarily due to the effect that higher estimated pre-tax income for fiscal year 2011, when compared to fiscal year 2010, has on our effective rate when compared to the fixed nature of our Washington, D.C. tax credits that we receive under the New E-conomy Transformation Act of 2000.
     Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plan for the three and nine months ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$761	$786	$2,196	$3,374
Member relations and marketing	474	492	1,369	1,650
General and administrative	954	911	3,414	5,036

Total costs and expenses	2,189	2,189	6,979	10,060

Income from operations	(2,189)	(2,189)	(6,979)	(10,060)

Net income	$(1,403)	$(1,438)	$(4,473)	$(6,609)

Impact on diluted earnings per share	$0.08	$0.09	$0.27	$0.42

     There were no stock-based compensation costs capitalized as part of the cost of an asset.
     Certain members of the Company’s senior management and Board of Directors voluntarily surrendered a total of 830,025 options that had exercise prices between $51.56 per share and $60.60 per share during the nine months ended December 31, 2009. This cancellation led to a non-cash charge of $1.3 million, net of tax.
     As of December 31, 2010, $16.1 million of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a weighted average period of 1.4 years.
Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $107.6 million and $112.9 million as of December 31, 2010 and March 31, 2010, respectively. We expended $6.5 million and $3.0 million in cash to purchase shares of our common stock through our share repurchase program during the nine months ended December 31, 2010 and 2009, respectively. We have no long-term indebtedness.
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities generating net positive cash flows on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the first and second quarters of our fiscal year typically provide the lowest quarterly cash flows from operations. Net cash flows provided by operating activities were $33.6 million in the nine months ended December 31, 2010 and $27.5 million in the nine months ended December 31, 2009. The increase in net cash flows provided by operating activities during the current period was primarily due to the increase in net income.
     Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $64.4 million and $9.7 million in the nine months ended December 31, 2010 and 2009, respectively. Investing activities during the nine months ended December 31, 2010 consisted primarily of $35.0 million used in our acquisition of Concuity and related escrow, the net cash used for the purchases of marketable securities of $20.5 million, and capital expenditures of $8.8 million. Investing activities for the nine months ended December 31, 2009 used $9.7 million of cash, primarily consisting of $13.6 million related to the Southwind acquisition and related escrow and a $5.0 million investment and capital expenditures of $1.4 million, partially offset by the net proceeds on the redemption and sales of marketable securities of $10.4 million.
     Cash flows from financing activities. We generated $6.8 million in cash from financing activities in the nine months ended December 31, 2010, compared to net cash flows used in financing activities of $2.7 million in the nine months ended December 31, 2009. Financing activities during the nine months ended December 31, 2010 primarily consisted of $11.9 million from the issuance of common stock from the exercise of stock options and $1.9 million of excess tax benefits generated in connection with these exercises, offset in part by share repurchase activity. We repurchased 152,957 shares of our common stock pursuant to our share repurchase program at a total cost of approximately $6.5 million in the nine months ended December 31, 2010. Also in the nine months ended December 31, 2010, we had $0.6 million in shares withheld to satisfy minimum employee tax withholding for vested restricted stock units. We repurchased 115,084 shares of our common stock at a total cost of approximately $3.0 million in the nine months ended December 31, 2009 pursuant to our share repurchase program.
     Credit facilities. In November 2006, we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each fiscal year of not less than three to one. The credit facility renews automatically each year until 2011, and can be increased at our request by up to an additional $10 million per year. There have been no borrowings under the credit facility. The availability of borrowings under the credit facility was $20 million as of December 31, 2010.

Contractual Obligations
     Our 2010 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2010. Our December 31, 2009 acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of December 31, 2010, based on current facts and circumstances, we have estimated the aggregate fair value of this contingent obligation at $7.1 million which will be paid at various intervals, if earned, over the evaluation periods beginning on the acquisition date extending through December 31, 2014.
     In April 2010, we acquired the health care division of Trintech Group plc (“Concuity”). The consideration transferred in connection with this acquisition included a contingent obligation to make additional payments based on the achievement of certain performance targets. As of December 31, 2010, we have estimated the aggregate fair value of this contingent obligation at $4.0 million, which we anticipate will be paid, if earned, on December 31, 2011. In addition, $2.0 million was placed into escrow with a third party on April 1, 2010 to be released as indemnity conditions are satisfied. As of December 31, 2010, $0.8 million of this escrow has been released and $1.2 million remains in escrow in accordance with terms of the agreement.
     On July 29, 2010, we entered into a six-year operating lease for approximately 31,000 square feet of office space located in Chennai, India. The initial lease term began on December 1, 2010. Total non-cancellable lease payments over the term will be approximately $3.7 million.
Off-Balance Sheet Arrangements
     As of December 31, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of December 31, 2010, our marketable securities consisted of $48.4 million in tax-exempt notes and bonds issued by various states and $21.9 million in U.S. government agency securities. The weighted average maturity on all our marketable securities as of December 31, 2010 was approximately 5.2 years. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.
     With respect to recent global economic events, there is an unprecedented uncertainty in the financial markets, which could subject us to potential liquidity risks. Such risks could include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. We do not believe that the value or liquidity of our cash, cash equivalents, and marketable securities, as described above, have been significantly impacted by the recent credit crisis. In addition, we constantly monitor the credit worthiness of our members and we believe that our current group of members are sound and represent no unusual business risk.
     Foreign currency risk. Although they have represented approximately 4% of our total revenue in fiscal 2010 periods, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. We recorded foreign currency exchange gains of $11,000 during the three months ended December 31, 2010 and gains of $0.1 million during the nine months ended December 31, 2010, which are included in other income, net in our consolidated statements of income. In the three and nine months ended December 31, 2009, we recorded a foreign currency exchange loss of $22,000 and a foreign currency gain of $0.3 million, respectively. A hypothetical 10% change in foreign currency exchange rates would not have a material impact on our financial position as of December 31, 2010.

Item 4. Controls and Procedures.
     Our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act.
     Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on their evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2010 Form 10-K. The risks discussed in our 2010 Form 10-K could materially affect our business, financial condition, and future results. The risks described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In January 2004, our Board of Directors authorized the repurchase by us from time to time of up to $50 million of our common stock, which authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date.

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May
	Total Number of	Average Price	Announced Plans or	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs	Under the Plan
October 1 to October 31, 2010	—	$—	—	$37,464,223
November 1 to November 30, 2010	12,578	$47.68	12,578	$36,864,447
December 1 to December 31, 2010	28,612	$48.75	28,612	$35,469,638

Total	41,190	$48.42	41,190

     As of December 31, 2010, we had repurchased a total of 7,484,698 shares under our repurchase program.

Item 6. Exhibits.
          (a) Exhibits:

*3.1	Certificate of Incorporation of The Advisory Board Company

**3.2	Certificate of Amendment of the Certificate of Incorporation of The Advisory Board Company

***3.3	Amended and Restated Bylaws of The Advisory Board Company

#3.4	Form of Common Stock Certificate

+10.1	Amended and Restated Employment Agreement, entered into as of November 3, 2010, by and between The Advisory Board Company and Frank J. Williams

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on August 22, 2001.

**	Incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on October 29, 2001.

***	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on November 14, 2007.

#	Incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on October 29, 2001.

+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on November 9, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: February 9, 2011	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
*3.1	Certificate of Incorporation of The Advisory Board Company

**3.2	Certificate of Amendment of the Certificate of Incorporation of The Advisory Board Company

***3.3	Amended and Restated Bylaws of The Advisory Board Company

#3.4	Form of Common Stock Certificate

+10.1	Amended and Restated Employment Agreement, entered into as of November 3, 2010, by and between The Advisory Board Company and Frank J. Williams

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on August 22, 2001.

**	Incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on October 29, 2001.

***	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on November 14, 2007.

#	Incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on October 29, 2001.

+	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on November 9, 2010.