Form 10-K
period 2011-03-31
ADVISORY BOARD CO
filed 2011-06-14
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
Commission file number: 000-33283
THE ADVISORY BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-1468699
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2445 M Street, N.W.
Washington, D.C.	20037
(Address of principal executive offices)	(Zip Code)
202-266-5600
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01	The NASDAQ Stock Market LLC
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Based upon the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on September 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was $694,883,473.
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 1, 2011 was 16,254,311.

DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for the 2011 annual meeting of stockholders to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

THE ADVISORY BOARD COMPANY
TABLE OF CONTENTS

PART I
     We have derived some of the information contained in this report concerning the markets and industry in which we operate and the customers we serve from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.
     Our fiscal year is the 12-month period ending on March 31.
     Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.
Forward-looking Statements
     Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.
     A number of important factors could cause our results to differ materially from those expressed or implied by such forward-looking statements, including the factors discussed under the heading “Risk Factors” in Part I, Item 1A of this report.
Item 1. Business.
Overview
     We provide best practices research and analysis, business intelligence and software tools, and management and advisory services to the health care and education industries. Through 50 subscription based programs, we leverage our intellectual capital to drive performance improvement to our base of over 3,200 members by providing proven solutions to our members’ most important business problems. We offer programs rooted in best practices in three key areas: best practices research; business intelligence and software tools; and management and advisory services. Our best practices research memberships serve as the foundation of intellectual property across all programs and are focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, and analyzing emerging trends within the health care and education industries. Our business intelligence and software tools programs leverage this intellectual capital, allowing members to pair their own operational data with the best practices insights from our research through web-based business intelligence and software tools founded upon the critical insights of the industry. Our management and advisory services programs assist member institutions’ efforts to adopt and implement best practices to improve their own performance. We launched our first health care program in 1986 and our first education program in 2007. Since becoming a public company in 2001, we have increased the total number of discrete programs we offer from 13 to 50 as of March 31, 2011. Each of our 50 programs targets the issues of a specific executive constituency or business function.
     Our membership-based model, in which members actively participate in our research and analysis on an annual basis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data, and strategic plans and enables us to provide detailed best practices analyses on current industry issues. In addition, through our executive member relationships we are able to align our research agendas of our existing programs to address our members’ most pressing problems, and also develop and offer new programs and services to meet our members’ changing needs.
     Each of our programs offers a standardized set of services, allowing us to spread our largely fixed program cost structure across our membership base of participating organizations. This economic model enables us to increase our revenue and operating profit as we expand the membership base of our programs over time and, we believe, permits members to learn about industry best practices and access hosted software solutions at a fraction of the cost of customized analysis, consulting, services, or software development provided by other firms.

     For a fixed fee, members of each program have access to an integrated set of services, and most of these programs are renewable, with our member institution renewal rate for each of the last five fiscal years equaling or exceeding 88%. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. We served approximately 3,200 members as of March 31, 2011.
     Our membership includes some of the most prestigious institutions in the United States. As of March 31, 2011, all 14 of the 2010-2011 U.S. News and World Report honor roll hospitals were members, including The Johns Hopkins Hospital, the Mayo Clinic, Massachusetts General Hospital, and The Cleveland Clinic. Our membership also includes leading pharmaceutical and biotech companies, health care insurers, and medical device companies, such as Johnson & Johnson Health Care Systems, Inc., Medtronic, Inc., and Bristol-Myers Squibb. Following our launch of programs serving education organizations in fiscal 2008, we have added a number of high profile higher education institutions, including University of California-Berkeley, Syracuse University, Georgetown University, University of Virginia, University of North Carolina at Chapel Hill, and Washington University. Within our member organizations, we serve a range of constituencies, including both the executive suite and the broader management team. As of March 31, 2011, our 50 programs reached more than 6,900 chief executive and chief operating officers and 81,500 senior executives, clinical leaders, department heads, and product-line managers.
Corporate Information
     We were incorporated in Maryland in 1979 and reincorporated in Delaware in 2001. The mailing address of our principal executive offices is 2445 M Street, N.W., Washington, D.C., and our telephone number is (202) 266-5600.
     We maintain a corporate internet website at www.advisoryboardcompany.com. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or “SEC.” The contents of our website are not a part of this Annual Report on Form 10-K.
Business Strategy
     To capitalize on the favorable characteristics of our target health care and education markets, we continue to develop and operate membership-based programs that address the critical issues facing our members in a standardized manner through research, analytics, and software tools rooted in shared best practices. To accomplish our strategic objectives, we seek to:
•	Capitalize on our membership-based business model. We believe our membership-based business model is a key to our success. Our membership model enables us to target issues of relevance to a broad audience of similar organizations and to draw on their experience to identify proven and high value solutions. At the same time, our economic model and fixed-fee pricing promote frequent use of our programs and services by our members, which we believe increases value received and program loyalty.

•	Deliver a superior value proposition. Our programs offer access to best practices and software tools at a fraction of the cost that other business services firms charge to provide a comparable customized analysis or solution. Members use our programs to improve the effectiveness of their organizations by increasing productivity, reducing operating costs, and increasing revenue. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve through the successful application of even a subset of the best practices and software tools that they receive as members of a particular program. As evidence of the value we provide, our member institution renewal rate for each of the last five fiscal years equaled or exceeded 88%.

•	Focus on best practices research and tools. We focus on providing research, analysis, services and tools based on demonstrated best practices within the health care and education industries. Our focus on deep vertical markets has enabled us to develop a membership that includes progressive and highly regarded institutions where many industry issues are first identified and where many of the best practices originate. We believe that these organizations will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, industry-wide basis and that our reputation and success to date has uniquely positioned us as a leading source for identifying, evaluating, communicating, and providing solutions that respond to evolving market needs.

•	Continue research, analysis, and technology excellence. The quality of our research, analysis, and technology is a critical component of our success. Experienced program directors are responsible for assuring that our research methodology is

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
•	Drive tangible results by incorporating data and analytics into web-based business intelligence and software tools. Through our best practices research, we have identified the need for business intelligence and software tools that consolidate, analyze, benchmark, and report member data in order to gain visibility into areas of opportunity for operational or financial improvement. To meet this member need, we have combined commercially available and proprietary technology with our insight, industry expertise, and standardized data definitions to offer web-based business intelligence and software tools. These tools provide valuable insights by efficiently presenting regularly updated data extracted from what are often numerous and disparate source systems, benchmarking our members’ performance against the performance of other organizations, and allowing our members to drill down to transaction-level detail. These sophisticated tools hardwire our existing best practices research into the daily and weekly process flows at the member institutions, thereby allowing a broad group of executives, managers, and front-line leaders to leverage the insights and data in both their daily and strategic decisions. This integrated approach allows our members to achieve ongoing, tangible cost and performance gains and a high return on investment. We frequently update our business intelligence and software tools through new features and functionality, research activities, and member input.

•	Leverage our intellectual capital and relationships by providing best practices and management services. We are able to efficiently leverage the substantial body of our best practices research, case study experience, and relationships we have amassed to support members in installing best practices solutions or to provide standardized management support, thereby generating additional revenue for a low incremental cost to us to serve. Our research programs produce the best practices that we use to create the management tools and executive education modules that comprise our best practices management and advisory services engagements, which are sold as discrete products for a separate fee. Our research and software programs also provide a platform and source for identifying member organizations that seek additional assistance in adopting the best practices profiled in our research, thereby enhancing our ability to cross-sell our best practices management and advisory services to existing members.

•	Scale our economic model. Our economic model enables us to add new members to all of our programs for a low incremental cost per member to us, thereby growing our revenue and improving our operating income as we increase the membership base of our existing programs. We actively cross-sell additional programs to our approximately 3,200 members through a variety of avenues, including sales force visits, presentations at member meetings, and announcements in our research publications and on our website. A significant portion of our programs’ cost structure for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in a program. By addressing issues that affect a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of members and potential members.

•	Develop new programs. Over the last several years, we have added four to five new programs per year, which we cross-sell to existing members and use to attract new member institutions. Pulling from a large pipeline of potential program concepts, each year we pursue a rigorous and templated research process, involving industry thought-leaders from progressive and well-known organizations as advisors and conducting hundreds of member interviews, through which we apply our defined new program development criteria to identify our specific program launches. Prior to officially rolling out a program, we typically convert a high percentage of our advisors to paying members, which gives us a recognizable group of early partners to champion to others. In addition to our internal research and development activities relating to new programs, we also intend to continue to expand our portfolio of solutions through strategic partnerships with and acquisitions of companies whose products and services complement our program offerings. Development of new products and successful execution and integration of future partnerships and acquisitions are integral to our overall strategy as we continue to expand our portfolio of services. We currently plan to continue to launch four to five new programs each year.

•	Target non-U.S. health care organizations, additional sectors of the health care industry, and other markets with similar characteristics. We believe that our business model and current memberships provide us significant assets that we can leverage to target health care organizations across an expanded geographic terrain, additional sectors of the health care industry, and vertical markets outside health care with similar relevant characteristics. We currently serve approximately 240 non-U.S. health care organizations through a Council of International Hospitals program, which includes several sub-programs, that provides research and analysis derived from our work with U.S. health care organizations, as well as through certain of our existing U.S.-focused business intelligence and software tools programs. In addition, we are seeking to leverage our existing Health Care Industry Strategy program to expand our work with pharmaceutical, biotech, health insurance, and medical device companies, as well as with other organizations with interest in U.S. hospital and health system operations, performance, and data. We also plan to continue to expand and grow in our education market by leveraging our proven new program development process in this vertical market and applying relevant learning from our established health care business to serve as a template for growth in this market.
Our Markets
     We deliver our services to the health care and education markets.
     Health Care Market
     We primarily serve health care organizations, a sector providing critical services to the community and one that comprises a large and growing industry. The Centers for Medicare and Medicaid Services estimates that spending in the United States for health care services will be $2.7 trillion in 2011 and projects that spending will grow at an annual rate of approximately 6% through 2019.
     Health care organizations rely on external service providers to help them develop strategies, consolidate and analyze data, improve operations and processes, and train staff in order to remain competitive in the dynamic industry environment. We believe that the following characteristics of the health care industry make it especially suited for our business model of standardized delivery of professional information services and software tools rooted in shared best practices:
•	Common and Complex Industry-Wide Issues. Health care organizations of all sizes face many of the same complex strategic, operational, and management issues, including increasing revenue, reducing costs, improving physician performance, overcoming labor shortages, managing clinical innovation, improving productivity, reengineering business processes, increasing clinical quality, improving manager effectiveness, and complying with new government regulations. Because the delivery of health care services is based on very complex, interrelated processes, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

•	Fragmented Industry. Our target market within the health care industry consists of over 5,000 current or potential members in the United States and internationally. This target market includes many health care providers that deliver health care services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

•	Willingness to Share Best Practices. We believe that health care organizations have a relatively high propensity to share best practices. Many hospitals and health systems are non-profit organizations or compete in a limited geographic market and do not consider organizations outside their market to be their competitors. In addition, the health care industry has a long tradition of disseminating information as part of ongoing medical research and education activities.

•	Value Orientation. A membership model that provides access to best practices and business intelligence tools on a shared-cost basis appeals to many value focused health care organizations that may otherwise be reluctant to make discretionary investments to commission an exclusive, higher priced, customized engagement, software development, or solution to address their critical issues.
     Education Market
     In addition to serving health care organizations, we expanded our program offerings in fiscal 2008 to provide similar best practices research and analysis services to universities and other education institutions. We currently offer four industry-specific programs, which represented approximately 5% of our revenue during fiscal 2011.
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

Our Membership
     As of March 31, 2011, our membership consisted of approximately 3,200 members composed primarily of hospitals and health systems and colleges and universities, as well as pharmaceutical and biotech companies, health care insurers, medical device and supply companies, and other educational institutions. Within these organizations, our programs serve a range of constituencies, including both the executive suite and the broader management team. As of March 31, 2011, our programs reached over 6,900 chief executive and chief operating officers and more than 81,500 senior executives, clinical leaders, department heads, and product-line managers. No one member accounted for more than 2% of our revenue in any of our last three fiscal years. For each of the fiscal years ended March 31, 2009, 2010, and 2011, we generated approximately 3% of revenue from members outside the United States.
     We seek to involve the country’s most progressive health care and education organizations in our membership. The participation of these members provides us with a window into the latest challenges confronting the industries we serve and the most innovative best practices that we can share broadly throughout our membership. As of March 31, 2011, we served all 14 of the honor roll hospitals listed in the most recent U.S. News and World Report ranking, 99 of the largest 100 health care delivery systems, 20 of the world’s largest pharmaceutical and medical device companies, and the majority of the U.S. News and World Report top 100 universities for 2011.
     The following table sets forth information with respect to membership programs, members, and renewals as of the dates shown:

	March 31,
	2007	2008	2009	2010	2011
Membership programs offered	32	37	41	45	50
Total members	2,662	2,761	2,817	2,985	3,243
Member renewal rate (1)	89%	90%	88%	89%	91%
Contract value (in thousands of dollars) (2)	$200,094	$230,806	$230,769	$261,110	$310,051

(1)	For the fiscal year then ended. Shows the percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions, or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given date, without regard to the initial term or remaining duration of any such agreement.
Programs and Services
     As of March 31, 2011, we offered 50 distinct membership programs across three key models:
•	best practices research, which is focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, and analyzing emerging trends;

•	business intelligence and software tools, which allow members to pair their own operational data with the best practices insights from our research; and

•	management and advisory services, which assist member institutions’ efforts to adopt and implement best practices to improve their own performance.
     Each year, our staff of research managers and analysts conducts thousands of interviews with industry executives on a large number of substantive topic areas, including:
•	revenue cycle management;

•	health system cost reduction;

•	clinical reform and models for physician collaboration to impact quality, revenue, and cost;

•	operational efficiency;

•	hospital and university department operations;

•	pharmaceutical and medical device technology management;

•	strategic approach to problem solving and innovation;

•	elevating clinical quality;

•	measuring and improving student learning outcomes;

•	evidence based provision of care;

•	nursing and academic faculty recruitment, retention, and productivity; and

•	competing for scarce research funding.
      Insights from our research process fuels each of our program models. For our research programs, each program is run by a director who is responsible for applying our standard methodologies to produce best practices studies, modules, and tools, and for maintaining the quality of all program services. Relying on member steering sessions, member topic polls, functionality prioritization exercises, and one-on-one interviews with top industry executives, each director identifies the most timely and important topics of shared member interest and sets the program’s priorities in an annual agenda. The annual agenda is used to communicate potential best practices study topics, and associated program services to participating members, although the actual studies and services delivered to members across the corresponding time period may vary from what is described in the agenda based on ongoing member input and changes in the overall industry. A team composed of analysts, instructors, and/or clinicians is dedicated to each program, collectively researching the program agenda, writing the best practices studies, developing curricula, building tools, delivering executive education sessions, and providing all other program services.
     We focus our members’ senior management on important problems by providing an analysis of best practices used by some of the most successful organizations to solve those problems, and by providing tools and services to accelerate the adoption of best practices within our member institutions. In fiscal 2011, we published approximately 60 new best practices research reports, performed more than 195 member meetings and 2,300 on-site seminars to approximately 2,300 member organizations reaching more than 40,000 executive and managerial participants, produced more than 1,100 customized research reports, and provided content to over 174,000 registered users via our password-protected website and email.
     For software and management and advisory services programs, we leverage this research as well. As a result of our extensive relationships with members, we are provided a unique window into our members’ needs, and we are able not only to adjust the research agendas of our existing programs but also to offer new programs and services to meet our members’ changing needs. Over time, we have broadened our offerings, moving from research programs largely focused on strategic issues to a more expansive set of research and management and advisory programs that provide information and tools to address strategic, operational, and management issues, as well as programs anchored by web-based business intelligence and software tools that serve as a conduit to in-depth analysis and integration of best practices into operations. We have supplemented our internal development of programs with the introduction of programs developed by companies we have acquired. Our most recent acquisitions include substantially all of the assets of Cielo MedSolutions LLC, which enhances our existing suite of physician performance management solutions; Concuity Services, Inc., which supplements our revenue-cycle program offerings; and substantially all of the assets of Southwind Health Partners, L.L.C. and Southwind Navigator LLC, which expand our physician alignment product offerings. For additional information regarding our recent acquisitions, see Note 5, “Acquisitions” of our consolidated financial statements included appearing elsewhere in this report. Having evolved our offerings, we have also achieved deeper penetration into each of our member organizations, allowing a broader group of executives, managers, and front-line leaders access to insight and tools required for both their daily and more strategic decisions.
Program Attributes
     Our programs may include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry service, business intelligence and software tools, and management and advisory services. Each program typically charges a separate annual membership fee that is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. Most programs are renewable. The specific membership services vary by program and change over time as services are periodically added or removed. Institutions can only access our services within a program if they are members of the relevant program. The types of services provided include those described below.
     Best Practices Research Programs
     Each of our 23 best practices research programs is targeted at a specific member executive, addressing specific strategic challenges, operational issues, and management concerns for the respective constituent each year. Each program includes access to studies, executive education, proprietary databases and online services, and executive briefings, among other services as we continue to innovate the programs. Each best practices research program typically publishes two to four best practices research studies or modules annually, with a total of approximately 60 best practices research studies published in fiscal 2011. We design each study and module to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to 250 pages of research content. Research studies usually include an up-front essay framing the major business issues and sections describing up to 20 specific and proven best practices. Consistent application of our research methodology and extensive staff member training across all programs enables us to maintain research quality across all of our programs.
     In addition to our research studies, we also deliver an executive education curriculum based on our proprietary research to member institutions nationwide through three channels: general membership meetings; presentations conducted on-site at member organizations; and frequent teleconferences. In all three settings, we use interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In fiscal 2011, our staff of approximately 23 full- and part-time faculty delivered executive education services to approximately 2,300 member organizations, reaching more than 40,000 executive and managerial participants through more than 195 member meetings, over 2,300 on-site seminars, and over 250 webconferences. These interactions are valuable not only because of the service provided to members, but also because these sessions serve as an important building block of our relationships with members, allowing us the opportunity to gather input about our research agendas and services, generate leads for cross-selling additional programs to existing members, and surface ideas for potential new programs.
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
     To provide our member organizations with industry news and best practices on a more frequent basis than is possible with our longer reports, some of our research programs also produce executive briefings that provide short, comprehensive summaries of our research findings, best practices, data, and industry news. Our editorial teams review the nation’s health care news drawn from over 250 sources, including daily newspapers, news wires, magazines, clinical journals, and city business journals, and summarize relevant industry business and clinical news in frequently distributed five- to ten-page reports, available to our members through our password-protected website and by email.
     Business Intelligence and Software Tool Programs
     Seventeen of our programs are anchored by web-based business intelligence and software tools that are regularly updated with member-specific data, to which the program’s members have continual access via the internet. These tools provide unique access to specific performance improvement metrics at our member institutions, pulling data from disparate legacy information systems through standardized data extracts and, with analytics and proprietary metrics informed by our best practices research, transforming hard-to-access legacy data into performance reports and benchmarks offering actionable insight for managers and executives. Members in these programs receive best practices from our research and from peer organizations through member meetings, teleconferences, and benchmarking, and, in addition, engage in regular interaction with members of our staff who are tasked with helping our members analyze their data and with suggesting tactics for improving performance.
     These renewable programs address evergreen problems in terrains where we have developed significant knowledge through our research programs. These include revenue cycle efficiency, assistance with physician management, supply and other cost optimization, throughput in the emergency department and surgical suites, utilization management, workforce management and optimization, and improving quality of outcomes, among other areas. In addition to online dashboards, the tools are built to be flexible and easy-to-use, offering members ad hoc querying, performance alerts, drill down analysis, and comparative benchmarking.
     Through the combination of our research and access to these tools, members gain insight into areas of opportunity for operational or financial improvement, receive best practices toolkits to capture the improvement, and directly use our resources to inform front-

line decisions on an hourly, daily, and weekly basis. By allowing our members to transform their data into actionable information they can use to enhance performance, we have developed an additional way for our members to quantify areas of opportunity and identify value captured through use of these programs.
     Management and Advisory Programs
     Ten of our programs provide members with support in installing the best practices profiled in our research studies within their own organizations and managing certain processes. In these programs, which are not typically renewable, we offer members a standardized package of management tools and on-site curriculum derived from content, data, and documents gathered in the research process used to produce our best practices research studies, enabling us to create best practices installation modules quickly and for a low incremental cost to us.
     In these programs we offer diagnostic tools that include self-assessment tests, data workbooks, and discussion guides to help members select those best practices most likely to have a large impact within their own organizations, as well as installation tools that include task checklists, process flow diagrams, results-reporting templates, project plans, job descriptions, budgets, management reports, forms, surveys, policies and procedures, organization charts, memoranda, and benchmark data designed to help members implement particular best practices. By using our installation tools, members benefit from work already completed by other members, saving them time, cost, and effort by leveraging tools proven successful in installing best practices.
     Our standardized package of management tools is typically supplemented by on-site sessions to educate executives and line managers in their use. The programs’ on-site education sessions are designed to help members organize, structure, and manage an internal project team tasked with installing select best practices, and develop the action plans for installing best practices and tracking results.
Pricing
     In the past, we sold substantially all of our memberships in our programs as one-year agreements. In fiscal 2008, we began to enter into multi-year agreements in certain of our membership programs, and our proportion of multi-year agreements has increased over time. Each program typically charges a separate fixed annual membership fee that covers all the services in that program. Annual fees vary by program based on the target executive constituency and the specific combination of services provided to participating members. Annual fees for best practices research programs are generally billable in advance, with some membership agreements being subject to a service guarantee under which a member may request a refund of its fees, typically pro-rated relative to the length of the service period. Annual fees for programs that offer management and advisory services or business intelligence and software tools are higher than annual fees for research programs. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. Membership fees may also be lower for the initial members of new programs. In some of our programs, we charge our members for certain direct billable expenses, such as travel expenses.
Sales and Marketing
     As of March 31, 2011, our sales force consisted of 145 new business development teams that are responsible for selling new memberships to assigned program and geographic market territories. Each new business development team generally consists of two employees: one marketer who travels to prospective members to meet in person, and one marketing associate who provides support from the office. Our two-person new business development teams sell programs to new members as well as cross-sell additional programs to existing members of other programs. We maintain separate member services teams that are responsible for servicing and renewing existing memberships. The separation of responsibility for new membership sales and membership renewals reflects the varying difficulty and cost of the respective functions, as well as the different skills required for each. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and typically travel at least 60% of the time, conducting face-to-face meetings with senior executives at current and prospective member institutions. Member services representatives assume more of an in-house relationship management role, conducting most of their responsibilities over the telephone.

Intellectual Property
     We offer our members a range of products to which we claim intellectual property rights, including research content, online services, databases, electronic tools, web-based applications, performance metrics, and software products. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights.
Competition
     We are not aware of any other organization that enables health care or education organizations to receive services across as broad a range of best practices and software tools for fixed annual fees as that offered by our company. We compete in some discrete programs and for discretionary dollars against health care-focused, education-focused, and multi-industry firms. These include consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; and specialized providers of educational and training services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, may also offer research, consulting, tools, and education services to health care and education organizations. These organizations include, among others, Accenture Ltd., Accretive Health, Inc., Allscripts Healthcare Solutions, Inc., Cerner Corporation, Deloitte & Touche LLP, Emdeon Inc., Huron Consulting, Inc., Ingenix, McKesson Corporation, McKinsey & Company, MedAssets, Inc., Navigant Consulting, Passport Health Communications, Inc. and Premier, Inc. We also compete with many smaller niche companies.
     We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, strength and depth of relationships with member senior executives, reliability and effectiveness of business intelligence tools, distinctiveness of dashboards and user interfaces, depth and quality of the membership network, ability to meet the changing needs of our current and prospective members, and service and affordability. We believe we compete favorably with respect to each of these factors.
     The Corporate Executive Board Company, which was a division of our company until 1999, provides membership-based research programs on a cross-industry basis that are similar to some of the types of programs that we sell to health care and education organizations. As part of a collaboration agreement between us and The Corporate Executive Board Company, which could continue through February 5, 2013, The Corporate Executive Board Company is generally prohibited from selling membership-based best practices research programs to health care providers. In addition, as part of this agreement, The Corporate Executive Board Company is prohibited from selling membership-based best practices programs to other types of health care and education organizations unless the programs address issues of a general business nature and are principally sold to companies and institutions not in the health care or education industries. The noncompetition clauses of this collaboration agreement generally prohibit us from selling membership-based best practices research programs to organizations other than non-profit organizations or organizations principally engaged in the businesses of health care or education.
Employees
     As of March 31, 2011, we employed approximately 1,600 persons, approximately 1,100 of whom are based out of our headquarters in Washington, D.C. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

Executive Officers
     The following table sets forth, as of March 31, 2011, the names, ages, and positions of the persons who serve as our executive officers.

Executive Officers	Age	Position
Robert W. Musslewhite	41	Chief Executive Officer and Director
David L. Felsenthal	40	President
Michael T. Kirshbaum	34	Chief Financial Officer and Treasurer
Martin D. Coulter	45	Executive Director
Evan R. Farber	38	General Counsel and Corporate Secretary
Cormac F. Miller	37	Executive Director
Scott A. Schirmeier	42	Executive Vice President
Richard A. Schwartz	45	Executive Vice President
Mary D. VanHoose	46	Chief Talent Officer
     Our executive officers are appointed by, and serve at the pleasure of, our Board of Directors.
     Robert Musslewhite has served as our Chief Executive Officer since September 2008. Mr. Musslewhite joined us in 2003, initially serving in executive roles in strategic planning and new product development. In 2007, he was named Executive Vice President and general manager in charge of software-based programs, and he became CEO the following year. Prior to joining us, Mr. Musslewhite was an Associate Principal in the Washington, D.C., Amsterdam, and Dallas offices of McKinsey & Company, where he served a range of clients across the consumer products and other industries and was a co-leader of McKinsey’s Pricing Center. Mr. Musslewhite holds a J.D. from Harvard Law School and an A.B. degree in Economics from Princeton University.
     David L. Felsenthal became our President in September 2008. He first joined us in 1992 and previously had been an Executive Vice President since February 2006, was Chief Financial Officer, Secretary, and Treasurer from April 2001 through February 2006 and was named Chief Operating Officer in January 2007. From September 1999 to March 2001, Mr. Felsenthal was Vice President of an affiliated company, eHospital Inc., focused on developing and delivering health care content to patients and providers via the internet. From 1997 to 1999, Mr. Felsenthal worked as Director of Business Development and Special Assistant to the CEO/CFO of Vivra Specialty Partners, a private health care services and technology firm. From 1992 through 1995, Mr. Felsenthal held various positions with us in research and new product development. Mr. Felsenthal received an A.B. degree from Princeton University and an M.B.A. from Stanford University.
     Michael T. Kirshbaum became our Chief Financial Officer in February 2006 and Treasurer in March 2007. Mr. Kirshbaum joined us in 1998 and prior to his current role, held a variety of positions across the finance group, most recently serving as Senior Director of Finance, where he was responsible for most of our finance operations, including our overall financial strategy and budgeting process, as well as a number of other accounting functions. Mr. Kirshbaum has a B.S. degree in Economics from Duke University.
     Martin D. Coulter became Executive Director of our business intelligence and software programs in 2008. Mr. Coulter joined us in November 2001 as a Managing Director with general management responsibility for certain of our membership programs. Prior to joining us, Mr. Coulter served as Chief Executive Officer of Citizens Energy Corporation, a non-profit health care and energy company. Prior to 1999, Mr. Coulter was a principal at the Parthenon Group and a consultant at Bain & Company. Mr. Coulter received a B.A. degree in Economics from Trinity College, Dublin, Ireland, an M.S. degree in Banking and Financial from University College, Dublin, Ireland, and an M.B.A. from Harvard University.
     Evan R. Farber joined us in October 2007 as General Counsel and has also served as Corporate Secretary since November 2007. Prior to joining us, Mr. Farber was a partner at Hogan & Hartson L.L.P. (now Hogan Lovells US LLP), a law firm in Washington, D.C., where he practiced corporate, securities, transactional, and commercial law. Mr. Farber received a B.A. degree from Binghamton University, State University of New York, and a J.D. from The George Washington University Law School.
     Cormac F. Miller became the Executive Director, Strategic Planning and New Product Development in January 2007. Mr. Miller joined us in 1996 and has held various management positions within our research programs, including Executive Director, Research from October 2005 to December 2006, and Managing Director from October 2002 through October 2005. Mr. Miller received a B.S. degree from the University of Wisconsin-Madison.

     Scott A. Schirmeier became an Executive Vice President in February 2009. Mr. Schirmeier joined us in 1995 and held various management positions overseeing marketing, sales, and relationship management functions, including Senior Director, Sales and Relationship Management from July 1998 to March 2000, and served as an Executive Director in Sales and Marketing from March 2000 to June 2001. Mr. Schirmeier was our General Manager, Sales and Marketing, from June 2001 to October 2006. In addition, he served as our Chief Marketing Officer from October 2006 to February 2009. Mr. Schirmeier received a B.A. degree from Colby College.
     Richard A. Schwartz was named Executive Vice President in February 2006, responsible for strategic planning and general management of certain of our membership programs. Mr. Schwartz had joined us in 1992 and held various management positions within our research programs, including Executive Director, Research from June 1996 to March 2000. In addition, he had served as our General Manager, Research from 2001 to 2006. Mr. Schwartz received a B.A. degree from Stanford University and an M.B.A. from Duke University.
     Mary D. VanHoose has served as Chief Talent Officer since 2009. In this role Ms. VanHoose is responsible for executive and staff recruitment and development, as well as oversight of the firm’s employee benefit and training programs. Ms. VanHoose joined us in 1991 and initially served as a research analyst focusing on certain clinical best practices for hospitals and health care providers. From 2000 to 2009, Ms. VanHoose served as our Executive Director of Career Management. Ms. VanHoose received a B.A. degree from the University of Virginia.
Item 1A. Risk Factors.
     Our business, operating results, financial condition, and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or seek. The factors described below may not be the only risks that we face. Additional risks that we have not yet identified or that we currently believe are immaterial may also adversely affect our business, operating results, financial conditions, and prospects.
Our business is principally focused on the health care industry, and factors that adversely affect the financial condition of the health care industry could consequently affect our business.
     We derive most of our revenue from members in the health care industry. As a result, our financial condition and results of operations could be adversely affected by conditions affecting the health care industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the health care industry generally as well as our ability to increase the number of programs and services that we sell to our members. The health care industry is highly regulated and is subject to changing political, legistative, regulatory and other influences. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our members to incur additional costs and could restrict our or our members’ operations. Many healthcare laws are complex and their application to us, our members, or the specific services and relationships we have with our members are not always clear. In addition, federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Due to the significant implementation issues arising under these laws, it is unclear what long-term effects they will have on the health care industry and in turn on our business, financial condition, and results of operations. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business.
     There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of health care organizations, such as reimbursement policies for health care expenses, consolidation in the health care industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services or could suffer delays or cancellations of orders or reductions in demand for our products and services as a result of changes in regulations affecting the health care industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, changes to the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, and other federal or state privacy laws, laws relating to the tax-exempt status of many of our members, or restrictions on permissible discounts and other financial arrangements.
     Because of current macro-economic conditions, including continued disruptions in the broader capital markets and reduced demand for discretionary medical services, cash flow, access to credit, and budgets continue to deteriorate for many health care delivery organizations. It is unclear what long-term effects the economic downturn will have on the health care industry and in turn on our business, financial condition, and results of operations.

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
     As a provider of best practices research, analysis, executive education, software tools, and management and advisory services, we believe our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care and education organizations that supply many of the best practices we feature in our research. We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining members. If our reputation is damaged or if potential members are not familiar with us or with the solutions we provide, we may be unable to attract new or retain existing members. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. Our brand name and reputation will suffer if members do not perceive our solutions to be effective or of high quality or if there inaccuracies or defects in our solutions.
If we are not able to offer new and valuable products and services, our revenue and results of operations may suffer.
     Our success depends on our ability to develop new products and services that serve specific constituencies, to anticipate changing market trends, and to adapt our research, tools, and analysis to meet the changing needs of our members. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure also could cause some of our existing products and services to become obsolete, particularly in the health care industry, where needs continue to rapidly evolve with the introduction of new and the obsolescence of old technology, changing payment systems and regulatory requirements, shifting strategies and market positions of major industry participants, and changing objectives and expectations of health care consumers. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with timely research, business intelligence and software tools, and management and advisory services for issues and topics of importance. As a result, we must continue to invest resources in development of new programs and services in order to enhance our existing products and services and introduce new high-quality products and services that members and potential members will want. Many of our member relationships are non-exclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing members, be unable to obtain new members, or incur impairment of capitalized software development assets, and our results of operations may suffer.
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
     A failure to adequately track, understand, or address competitive pressures could have a material adverse effect on our business. We compete in discrete programs and for discretionary dollars against health care-focused, higher education-focused, and multi-industry firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, may also offer research, consulting, tools, and education services to health care and education organizations that are competitive with our programs.
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
     Software development and implementation can take long periods of time and require significant capital investments. If our business intelligence and software tools are less effective, cost-efficient, or attractive to our members than what they anticipate or does not function as expected or designed, we may not recover the development costs, and our competitive position, operations, or financial results could be adversely affected. In addition, any defects in our business intelligence and software tools or other intellectual property could result in additional development costs, the diversion of technical and other resources from our other development efforts, significant cost to resolve the defect, a loss of credibility with current and potential members, loss of members, harm to our reputation, risk of nonpayment, loss of revenue, and exposure to liability claims. We also rely on technology and implementation support provided by others in certain of our programs that offer business intelligence and software tools, and defects in their technology or their failures to provide timely and accurate services also could result in a loss of credibility with current or potential members, loss of members, harm to our reputation, risk of nonpayment, loss of revenue, and exposure to liability claims from those members.
     Some of our products and services are complex and require lengthy and significant work to implement our products and services. Each member’s situation may be different, and unanticipated difficulties and delays may arise as a result of failure by us or by the member to meet respective implementation responsibilities. If the member implementation process is not executed successfully or if execution is delayed, our relationships with some of our members may be adversely impacted, and our results of operations may be negatively affected. In addition, cancellation of any implementation of our products and services after it has begun may involve loss to us of time, effort, and resources invested in the cancelled implementation as well as lost opportunity for acquiring other members over that same period of time.
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
Unsuccessful delivery of our management and advisory services may harm our future financial success.
     Ten of our programs as of March 31, 2011 offer support to help accelerate the installation of best practices profiled in our research studies. Some of these programs are complex, and unanticipated difficulties and delays may arise as a result of failure by us or by the member to meet respective delivery responsibilities. If the member delivery process is not executed successfully or if execution is delayed, our relationships with some of our members and our results of operations may be negatively affected. In addition, cancellation of any delivery of our products and services after it has begun may involve loss to us of time, effort, and resources invested in the cancelled delivery as well as lost opportunity for acquiring other members over that same period of time.

     These management and advisory memberships are not individually renewable. In order to maintain our annual revenue and contract value from these programs, we will have to enroll new members each year as other members complete their program terms. We may not be successful in selling these programs in the future. Lack of continued market acceptance of these programs could have a material adverse effect on our business.
Federal and state privacy and security laws may increase the costs of operation and expose us to civil and criminal sanctions.
     We must comply with extensive federal and state requirements regarding the use, retention, and security of patient health care information. The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are set forth in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex system of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.
     The HIPAA Privacy and Security Rules have historically applied directly to covered entities, such as our members who are health care providers that engage in HIPAA-defined standard electronic transactions. Because some of our members disclose protected health information to us so that we may use that information to provide certain services to them, we are a “business associate” of those members. In order to provide members with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our members. Such agreements must, among other things, provide adequate written assurances:
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
     Any failure or perception of failure of our products or services to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty, and/or enforcement risks and could adversely affect demand for our products and services, and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our members and HIPAA.
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
     We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National

Coordinator for Health Information Technology is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the health care sector. We are unable to predict what, if any, impact the creation of such standards will have on our products, services, or compliance costs.
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
     Because of the large amount of data that we collect and manage from our members and other third parties and the increasing use of technology in our programs, hardware failures or errors in our processes or systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our members regard as significant. Furthermore, our ability to collect and report data may be interrupted or limited by a number of factors, including the failure of our network, software systems, or business intelligence tools, security breaches, or the terms of our members’ contracts with their third party suppliers. In addition, computer viruses may harm our systems, causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store, supply, utilize, and report information, our reputation could be harmed and we could lose existing members and experience difficulties in attracting new members.
Failure by our members to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.
     We require our members to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. Any such failure to obtain proper permissions and waivers could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, such a failure could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission, or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.
Our sources of data might restrict our use of or refuse to license data, which could adversely impact our ability to provide certain products or services.
     A portion of the data that we use is either purchased or licensed from third parties or is obtained from our members for specific engagements. We also obtain a portion of the data that we use from public records. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, in the future, data providers could seek to withdraw their data from us if there is a competitive reason to do so; if legislation is passed restricting the use of the data; or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. Further, our licenses for information may not allow us to use that information for all potential or contemplated applications and products. If a substantial number of data providers, including our members, were to withdraw or no longer provide their data to us, our ability to provide products and services to our members could be materially adversely impacted.
If our products or services fail to provide accurate information, or if our content or any other element of our products or services is associated with incorrect, inaccurate, or faulty coding, billing, or claims submissions to Medicare or any other third party payor, we could be liable to customers or the government which could adversely affect our business.
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
     Our operations are vulnerable to interruption from a variety of sources, many of which are not within our control, such as power loss and telecommunications failures; software and hardware errors, failures, defects, or crashes; computer viruses and similar disruptive problems; fire, flood, and other natural disasters; and attacks on our network or damage to our business intelligence tools, software, and systems carried out by hackers or internet criminals.
     System failures that interrupt our ability to develop or provide our products and services could affect our members’ perception of the value of our products and services. Delays or interruptions in the delivery of our products and services could result from unknown data, software, or hardware defects, insufficient capacity, or the failure of our website hosting and telecommunications vendors to provide continuous and uninterrupted service. Additionally, we host some of our services and serve our customers through third-party data center hosting facilities. We do not control the operation of these facilities. From time to time, we may need to relocate our data or our customers’ data to alternative locations. Despite precautions taken during such moves, any difficulties experienced may impair the delivery of our services. We also depend on service providers that provide customers with access to our products and services. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information, our reputation could be harmed and we could lose customers. Any significant interruptions in our products and services could damage our reputation in the marketplace and have a negative impact on our business, financial condition, and results of operations.
If we are unable to maintain our third party providers or strategic alliances, or enter into new alliances, we may be unable to grow our current business.
     Our business strategy includes entering into strategic alliances and affiliations with leading healthcare service providers. We work closely with our strategic partners either to expand our penetration in certain areas or to expand our market capabilities. We may not achieve our objectives through these alliances. Many of these companies have multiple relationships and they may not regard us as significant to their business. These companies may, in certain circumstances, pursue relationships with our competitors or develop or acquire products and services that compete with our products and services. If existing alliances are terminated or we are unable to enter into alliances with leading healthcare service providers, we may be unable to maintain or increase our market presence.
Our business could be harmed if we are no longer able to license or integrate third party technologies and data.
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

     Our use of third party technologies exposes us to increased risks, including risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology, and the generation of revenue from licensed technology sufficient to offset associated procurement and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.
Potential liability claims may adversely affect our business.
     Our services, which involve recommendations and advice to organizations regarding complex business and operational processes, regulatory and compliance issues, and labor practices, may give rise to liability claims by our members or by third parties who bring claims against our members. Health care and education organizations often are the subject of regulatory scrutiny and litigation, and we cannot assure that we would not also be the subject of such litigation based on our advice and services. Any such litigation, whether or not resulting in a judgment against us, may adversely affect our reputation and could have a material adverse effect on our financial condition and results of operations. We may not have adequate insurance coverage for claims against us or that our insurance will cover all types of claims.
If the protection of our intellectual property is inadequate, our competitors may gain access to our intellectual property and we may lose our competitive advantage.
     Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights, and trademarks, as well as customary contractual protections with employees, contractors, members, and partners. The steps we have taken to protect our intellectual property rights may not be adequate to deter misappropriation of our rights and may not be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If unauthorized uses of our proprietary products and services were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We may not prevail in any such litigation. Our financial condition and results of operations could be impacted negatively if we lose our competitive advantage because others were able to use our intellectual property.
If we are alleged to have infringed on the proprietary rights of third parties, we could incur unanticipated costs and be prevented from providing our products and services.
     As a publisher and distributor of original research and analysis, a user of third party content, and an online content provider, we face potential liability for trademark and copyright infringement and other claims based on the material we publish. Infringement claims may be asserted against us in the future, and those claims may be successful. Any intellectual property rights claim against us or our members, with or without merit, could be expensive to litigate, cause us to incur substantial costs, harm our reputation, and divert management resources and attention in defending the claim. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, licenses for any intellectual property of third parties that might be required for our products or services may become unavailable on commercially reasonable terms, or at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.
We may be exposed to loss of revenue resulting from our unconditional service guarantee.
     We offer an unconditional service guarantee in some of our membership programs. A member who has a service guarantee may request a refund of its membership fee at any time during the membership term. Refunds are provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could lower our revenue and have a material adverse effect on our financial condition and results of operations.
Any significant increase in bad debt in excess of recorded estimates would have a negative impact on our business, financial condition, and results of operations.
     Our operations may incur unexpected losses from unforeseen exposures to member credit risk degradation. We initially evaluate the collectibility of our accounts receivable based on a number of factors, including a specific member’s ability to meet its financial obligations to us, the length of time the receivables are past due, and historical collections experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from members. If circumstances related to specific members change as a result of the current economic climate or otherwise, such as a limited ability to meet financial obligations due to bankruptcy, or if conditions deteriorate such that our past collection experience is no longer relevant, the amount of accounts receivable that we are able to collect may be less than our previous estimates as we experience bad debt in excess of reserves previously recorded.

We may pursue acquisition opportunities, which could subject us to considerable business and financial risk.
     We evaluate potential acquisitions of complementary businesses on an ongoing basis and may from time to time pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths, and weaknesses of these opportunities, or consummating acquisitions on acceptable terms. Future acquisitions may result in near term dilution to earnings, including potentially dilutive issuances of equity securities or issuances of debt. Acquisitions may expose us to particular business and financial risks, including risks that we may:
•	suffer the diversion of financial and management resources from existing operations;

•	incur indebtedness and assume additional liabilities, known and unknown, including liabilities relating to the use of intellectual property we acquire;

•	incur significant additional capital expenditures, transaction and operating expenses, and non-recurring acquisition-related charges;

•	experience an adverse impact on our earnings from the amortization or impairment of acquired goodwill and other intangible assets;

•	fail to integrate successfully the operations and personnel of the acquired businesses;

•	enter new markets or market new products with which we are not entirely familiar; and

•	fail to retain key personnel of, vendors to, and clients of the acquired businesses.
     If we are unable to address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications, or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, we may fail to achieve expected cost savings, revenue opportunities, and other expected benefits of our acquisition strategy and may be required to focus resources on integration of operations rather than on our primary product and service offerings.
Any significant impairment of our goodwill would lead to a decrease in our assets and a reduction in our net operating performance.
     As of March 31, 2011, we had goodwill of approximately $67.2 million, which constituted approximately 13.7% of our total assets as of that date. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment change, which would lead to a decrease in our assets and a reduction in our net operating performance. If the testing performed indicates that impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which the determination is made. The testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
We may invest in companies for strategic reasons and may not realize a return on our investments.
     From time to time, we may make investments in companies to further their strategic objectives and support our key business initiatives. As of March 31, 2011, we held approximately $5.0 million of such investments. Such investments could include equity or debt instruments in private companies, and many of these instruments may be non-marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. The current economic environment may increase the risk of failure of the companies in which we may invest due to limited access to credit and reduced frequency of liquidity events. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss. Our investments will likely be concentrated in companies in the health care sector, and declines in this market or changes in management’s plans with respect to our investments in this market sector could result in significant impairment charges. Further, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in private companies may not be liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results of operations.
If we are required to collect sales and use taxes on the programs we sell in certain jurisdictions, we may be subject to tax liability for past sales and our future sales may decrease.
     Rules and regulations applicable to sales and use tax vary significantly from state to state. In addition, the applicability of these rules, given the nature of our products and services, is subject to change.
     We may lose sales or incur significant costs should various tax jurisdictions be successful in imposing sales and use taxes on a broader range of products and services. A successful assertion by one or more tax jurisdictions that we should collect sales or other taxes on the sale of our solutions could result in substantial tax liabilities for past sales, decrease our ability to compete, and otherwise harm our business.
     If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. If we are required to collect and pay back taxes and the associated interest and penalties and if our members fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned costs that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our members and may adversely affect our ability to retain existing members or to gain new members in the areas in which such taxes are imposed.
We may not be able to fully realize our deferred tax assets.
     For tax purposes, we have deferred income tax assets consisting primarily of state income tax credit carry forwards. If our future taxable income is less than what we believe it will be, we may not be able to fully realize our deferred tax asset. In estimating future tax consequences, we do not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of our status as a Qualified High Technology Company, or QHTC, on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted that have an impact on our deferred income taxes.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our headquarters is located on approximately 180,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, software development, information technology, administration, and operations personnel. We lease our office facilities, and the lease expires in June 2019. The terms of the lease contain provisions for rental escalation and we are required to pay our portion of executory costs such as taxes, insurance, and operating expenses. We also lease small office spaces in Portland, Oregon; Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; San Francisco, California; Ann Arbor, Michigan; and Chennai, India. For information about our leased offices, see Note 15, “Commitments and contingencies,” of our consolidated financial statements appearing elsewhere in this report. We believe that our facilities are adequate for our current needs and that additional facilities will be available for lease on a commercially reasonable basis to accommodate our anticipated growth.

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
Item 4. [Removed and Reserved.]

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders and Dividends
     Our common stock is listed on the Global Select Market of The NASDAQ Stock Market LLC and is traded under the NASDAQ symbol “ABCO.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2010:
First quarter	$26.06	$16.30
Second quarter	$27.53	$22.80
Third quarter	$30.65	$24.49
Fourth quarter	$33.37	$31.50
Fiscal Year Ended March 31, 2011:
First quarter	$44.15	$31.65
Second quarter	$44.97	$39.74
Third quarter	$50.68	$44.16
Fourth quarter	$52.81	$46.43
     As of June 1, 2011, there were eight holders of record of our common stock and 16,254,311 shares of common stock outstanding. The number of record holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker, bank or other nominee, but does include each such broker, bank or other nominee as one record holder.
     We have not declared or paid any cash dividend on our common stock since we became a public company in 2001. We do not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by our Board of Directors and would depend upon, among other factors, our earnings, financial condition, and cash requirements.
Issuer Purchases of Equity Securities
     In January 2004, our Board of Directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for the Company’s fourth quarter of fiscal 2011 follows:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May
	Total Number of	Average Price	Announced Plans or	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs	Under The Plan
January 1 to January 31, 2011	—	$—	—	$35,469,638
February 1 to February 28, 2011	—	$—	—	$35,469,638
March 1 to March 31, 2011	35,973	$50.03	35,973	$33,669,935

Total	35,973	$50.03	35,973

     As of March 31, 2011, we had repurchased a total of 7,520,671 shares under our repurchase program.
Item 6. Selected Financial Data.
     The following table sets forth selected financial and operating data. The selected financial data presented below as of March 31, 2007, 2008, 2009, 2010, and 2011 and for the five fiscal years in the period ended March 31, 2011 have been derived from our financial statements which have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the Notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Year Ended March 31,
	2007	2008	2009	2010	2011
	(In thousands except per share amounts)
Statements of Income Data:
Revenue	$189,843	$218,971	$230,360	$239,323	$290,248

Costs and expenses:
Cost of services	90,129	102,291	116,556	124,412	154,395
Member relations and marketing	40,204	45,890	52,292	53,928	65,069
General and administrative	22,815	25,269	26,725	32,133	38,225
Depreciation and amortization of property and equipment	2,070	3,589	5,647	6,391	5,971
Write-off of capitalized software	—	—	—	7,397	—

Total costs and expenses	155,218	177,039	201,220	224,261	263,660

Income from operations	34,625	41,932	29,140	15,062	26,588
Other income, net	6,819	6,142	2,445	2,340	1,866

Income before income taxes	41,444	48,074	31,585	17,402	28,454
Provision for income taxes	(14,049)	(16,012)	(10,117)	(5,969)	(9,930)

Net income	$27,395	$32,062	$21,468	$11,433	$18,524

Earnings per share:
Net income per share — basic	$1.46	$1.78	$1.31	$0.74	$1.18
Net income per share — diluted	$1.41	$1.72	$1.30	$0.73	$1.13
Weighted average number of shares outstanding:
Basic	18,714	17,999	16,441	15,515	15,733
Diluted	19,448	18,635	16,560	16,692	16,415

	Year Ended March 31,
	2009	2010	2011
	(In thousands except per share amounts)
	(Unaudited)
Stock-based compensation expense included in Statement of Income:
Costs and expenses:
Cost of services	$4,273	$3,930	$2,764
Member relations and marketing	2,436	2,248	1,663
General and administrative	5,738	5,974	4,366

Total costs and expenses	12,447	12,152	8,793

Income from operations	(12,447)	(12,152)	(8,793)

Net income	$(8,464)	$(7,984)	$(5,725)

Impact on earnings per share:
Net income per share — diluted	$(0.51)	$(0.51)	$(0.35)

	March 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,195	$17,907	$23,746	$61,238	$30,378
Marketable securities	146,168	132,158	70,103	51,682	86,179
Working capital (deficit)	(35,018)	(47,371)	(36,640)	(22,027)	(66,939)
Total assets	286,174	305,114	316,258	386,772	491,188
Deferred revenue	116,994	144,147	170,478	208,402	266,015
Total stockholders’ equity	138,464	122,529	98,899	111,815	148,592

	March 31,
	2007	2008	2009	2010	2011
	(unaudited)
Other Operating Data:
Membership programs offered	32	37	41	45	50
Total members	2,662	2,761	2,817	2,985	3,243
Member institution renewal rate (1)	89%	90%	88%	89%	91%

	March 31,
	2007	2008	2009	2010	2011
	(unaudited)
Contract value (in thousands) (2)	$200,094	$230,806	$230,769	$261,110	$310,051
Contract value per member (3)	$75,167	$83,595	$81,920	$87,474	$95,606

(1)	The percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions, or different affiliations of members that result in changes of control over individual institutions.

(2)	The aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.

(3)	Total contract value divided by the number of members.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We provide best practices research and analysis, business intelligence and software tools, and management and advisory services to approximately 3,200 organizations, including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions through 50 discrete programs. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.
     Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as quality content on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. Our member institution renewal rate was 88%, 89%, and 91% for fiscal 2009, 2010, and 2011, respectively. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 21.3% in fiscal 2011 over fiscal 2010 and grew 3.9% in fiscal 2009 over fiscal 2008. Our contract value increased 18.7% to $310.1 million as of March 31, 2011 from March 31, 2010 and increased 13.1% to $261.1 million as of March 31, 2010 from March 31, 2009. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     As of March 31, 2011, memberships in 40 of our programs were renewable at the end of their membership contract term. Contract terms for these memberships generally run one, two, or three years. Our other ten programs provide management and advisory services. Memberships in these ten programs help members accelerate the adoption of best practices profiled in our research studies and are not individually renewable. As of March 31, 2011, more than 85% of our contract value was renewable. In each of our programs, we generally invoice and collect fees in advance of accrual revenue.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation and amortization of property and equipment expenses, and, in fiscal 2010, the write-off of capitalized software. Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research personnel, in-house faculty, software developers, and consultants; the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; and costs of developing and supporting our web-based content and business intelligence and software tools. Member relations and marketing includes the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives; travel and entertainment expenses; training of personnel; sales and marketing materials; and associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development, and other administrative functions. Depreciation and amortization of property and equipment expense includes the cost of depreciation of our property and equipment, amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs, and amortization of acquired developed technology. Write-off of capitalized software in fiscal 2010 includes the impairment charge taken to write-down internally developed capitalized software balances to their current fair value. Included in our operating costs for each year presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.
Non-GAAP Financial Presentation
     This management’s discussion and analysis presents supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” These financial measures, which are considered “non-GAAP financial measures” under SEC rules, are referred to as adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. See “Non-GAAP Financial Measures” below for information about these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Results of Operations
     The first table below shows statements of income data expressed as a percentage of revenue for the periods indicated. The second table shows the stock-based compensation expense included in the statements of income data expressed as a percentage of revenue for the periods indicated:

	Year Ended March 31,
	2009	2010	2011
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	50.6	52.0	53.2
Member relations and marketing	22.7	22.5	22.4
General and administrative	11.6	13.4	13.2
Depreciation and amortization of property and equipment	2.5	2.7	2.1
Write-off of capitalized software	—	3.1	—

Total costs and expenses	87.4	93.7	90.9

Income from operations	12.6	6.3	9.1
Other income, net	1.1	1.0	0.6

Income before provision for income taxes	13.7	7.3	9.7
Provision for income taxes	(4.4)	(2.5)	(3.3)

Net income	9.3%	4.8%	6.4%

	Year Ended March 31,
	2009	2010	2011
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	1.9%	1.6%	1.0%
Member relations and marketing	1.1	1.0	0.6
General and administrative	2.5	2.5	1.5
Depreciation	—	—	—

Total costs and expenses	5.5	5.1	3.1

Net income	(3.7%)	(3.3%)	(2.0%)

     Fiscal years ended March 31, 2009, 2010, and 2011
     Overview. Net income decreased 46.7% from $21.5 million in fiscal 2009 to $11.4 million in fiscal 2010, and increased 62.0% to $18.5 million in fiscal 2011. The decrease in net income during fiscal 2010 was primarily due to two non-cash charges and acquisition-related costs incurred during fiscal 2010, partially offset by revenue growth of 3.9%. During fiscal 2010, certain members of senior management and the Board of Directors voluntarily surrendered for cancellation a total of 830,025 options that had exercise prices between $51.56 per share and $60.60 per share. This cancellation led to a non-cash charge during the year of $1.9 million. In addition, we recognized a $7.4 million non-cash charge during fiscal 2010 resulting from the write-off of capitalized software. The increase in net income during fiscal 2011 was primarily attributable to increased revenue, as well as the absence of the two non-cash charges in 2010 described above, and was partially offset by costs associated with the launch of new programs and an increase in the number of new sales teams.

     Adjusted EBITDA. Adjusted EBITDA decreased 8.8% from $48.0 million in fiscal 2009 to $43.8 million in fiscal 2010, and increased 9.6% to $48.0 million in fiscal 2011. The decrease in adjusted EBITDA during fiscal 2010 was primarily attributable to personnel, meetings, and deliverable costs incurred to support the expansion of new programs, including Southwind Health Partners, L.L.C. and Southwind Navigator, LLC, which we refer together as “Southwind,” and an increase in new product development costs, partially offset by revenue growth of 3.9%. The increase in adjusted EBITDA during fiscal 2011 was primarily due to increased revenue, which was partially offset by costs associated with the launch of new programs and an increase in the number of new sales teams.
     Revenue. Revenue increased 3.9% from $230.3 million in fiscal 2009 to $239.3 million in fiscal 2010, and increased 21.3% to $290.2 million in fiscal 2011. Our contract value increased from $230.8 million as of March 31, 2009 to $261.1 million as of March 31, 2010, and increased to $310.1 million as of March 31, 2011.
     The increase in revenue in fiscal 2010 over fiscal 2009 was primarily due to the cross-selling of existing programs to existing members, the introduction and expansion of new programs, the addition of new member organizations, the acquisition of substantially all of the assets of Southwind and, to a lesser degree, price increases. The increase in revenue in fiscal 2011 over fiscal 2010 was primarily due to cross-selling existing programs to existing members, the introduction and expansion of new programs, the addition of new member organizations, the acquisition of Concuity Services, Inc., or Concuity, and a full fiscal year of revenue from Southwind.
     We offered 41 membership programs as of March 31, 2009, 45 as of March 31, 2010, and 50 as of March 31, 2011. Our membership base consisted of 2,817 member institutions as of March 31, 2009, 2,985 member institutions as of March 31, 2010, and 3,243 member institutions as of March 31, 2011. Our average contract value per member was $81,920 for fiscal 2009, compared to $87,474 for fiscal 2010 and $95,606 for fiscal 2011.
     Cost of services. Cost of services increased 6.7% from $116.6 million in fiscal 2009 to $124.4 million in fiscal 2010, and increased 24.1% to $154.4 million in fiscal 2011. As a percentage of revenue, cost of services was 50.6% for fiscal 2009, 52.0% for fiscal 2010, and 53.2% for fiscal 2011. The increase of $7.8 million for fiscal 2010 was primarily due to $8.7 million of personnel, meetings, and deliverable costs incurred to support the expansion of new programs, including Southwind, offset by reductions in technology consultant fees associated with our business intelligence and software tools, and by reductions in travel expense. The increase of $30.0 million for fiscal 2011 was primarily attributable to an increase in personnel and other deliverable costs from new programs, including the acquisitions of Southwind and Concuity.
     Member relations and marketing. Member relations and marketing expense increased 3.1% from $52.3 million in fiscal 2009 to $53.9 million in fiscal 2010, and increased 20.7% to $65.1 million in fiscal 2011. As a percentage of revenue, member relations and marketing expense in fiscal 2009, 2010, and 2011 was 22.7%, 22.5%, and 22.4%, respectively. The total dollar increases in member relations and marketing expense over each of the fiscal years were primarily due to increases in sales staff and related travel and other associated costs, as we had an average of 112, 116, and 135 new business development teams during fiscal 2009, 2010, and 2011, respectively, as well as increases in member relations personnel and related costs required to serve the expanding membership base.
     General and administrative. General and administrative expense increased 20.2% from $26.7 million in fiscal 2009 to $32.1 million in fiscal 2010, and increased 19.0% to $38.2 million in fiscal 2011. As a percentage of revenue, general and administrative expense in fiscal 2009, 2010, and 2011 was 11.6%, 13.4%, and 13.2%, respectively. The increase of $5.4 million in general and administrative costs for fiscal 2010 was primarily due to $1.6 million in transaction costs relating to the acquisitions of Southwind and Concuity, an accelerated stock-based compensation charge of $1.1 million in connection with the voluntary surrender of certain stock options (as described in Note 11, “Stock-based compensation” of our consolidated financial statements appearing elsewhere in this report), an increase in new product development costs, and to a lesser extent increases in information systems and finance personnel. The increase of $6.1 million in general and administrative costs for fiscal 2011 was primarily due to an increase of $2.1 million increase in direct recruitment expenses, as well as $2.3 million increase in our administrative overhead departments to support our growing employee base. As of March 31, 2011 we had approximately 1,600 employees compared to 1,100 as of March 31, 2010.
     Depreciation and amortization of property and equipment. Depreciation expense increased from $5.6 million, or 2.5% of revenue, in fiscal 2009, to $6.4 million, or 2.7% of revenue, in fiscal 2010, and decreased to $6.0 million, or 2.1% of revenue, in fiscal 2011. The increase in fiscal 2010 was primarily due to increased amortization expense from developed capitalized internal-use software tools of $0.4 million as well as increased depreciation expense related to the expansion of additional floors in our headquarters facility under the terms of our lease agreement. The decrease in fiscal 2011 was primarily attributable to decreased amortization expense from developed capitalized internal-use software tools following a write-off of capitalized software during fiscal 2010.

     Write-off of capitalized software. During fiscal 2010, we recognized an impairment charge on capitalized internally developed software assets of $7.4 million with no comparable expense in the prior or subsequent fiscal year.
     Other income, net. Other income, net decreased from $2.4 million in fiscal 2009 to $2.3 million in fiscal 2010, and to $1.9 million in fiscal 2011. Other income, net consisted of interest income of $3.5 million and a foreign exchange rate loss of $1.1 million in fiscal 2009, interest income of $2.3 million and a foreign exchange rate gain of $46,000 in fiscal 2010, and interest income of $1.7 million and a foreign exchange rate gain of $0.2 million in fiscal 2011. Interest income decreased from $3.5 million in fiscal 2009 to $2.3 million in fiscal 2010, and to $1.7 million in fiscal 2011 due to lower interest rates and lower average invested cash balances resulting from the acquisitions of Crimson Software, Inc., Southwind, and Concuity in fiscal 2009, 2010, and 2011, respectively. During fiscal 2009, 2010, and 2011, we recognized a foreign exchange loss of $1.1 million and foreign exchange gains of $46,000 and $157,000, respectively, due to the effect of fluctuating currency rates on our receivable balances from international members.
     Provision for income taxes. Our provision for income taxes was $10.1 million, $6.0 million, and $9.9 million in fiscal 2009, 2010, and 2011, respectively. Our effective tax rate in fiscal 2009, 2010, and 2011 was 32.0%, 34.3%, and 34.9%, respectively. The increase in our effective tax rate in fiscal 2010 was due primarily to an increase in our Washington, D.C. statutory income tax rate from 0% to 6% as of January 1, 2009 in accordance with the New E-conomy Transformation Act of 2000. The increase in our effective tax rate in fiscal 2011 was primarily due to the effect that higher estimated net income for fiscal year 2011, when compared to fiscal year 2010, has on our effective rate when compared to the fixed nature of our Washington D.C. tax credits that we receive under that Act, and to a lesser degree, our lower tax-exempt interest income in fiscal 2011.
     Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and RSUs issued under our stock incentive plans and for shares issued under our employee stock purchase plan for the years ending March 31, 2009, 2010, and 2011 (in thousands except per share amounts):

	Year Ended March 31,
	2009	2010	2011
	(unaudited)
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$4,273	$3,930	$2,763
Member relations and marketing	2,436	2,248	1,663
General and administrative	5,738	5,974	4,366
Depreciation and amortization	—	—	—

Total costs and expenses	12,447	12,152	8,792

Income from operations	(12,447)	(12,152)	(8,792)

Net income	$(8,464)	$(7,984)	$(5,725)

Impact on diluted earnings per share	$(0.51)	$(0.51)	$(0.35)

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Year Ended March 31,
	2009	2010	2011
	(unaudited)
Stock-based compensation by award type:
Stock options	$7,209	$6,287	$3,590
Restricted stock units	5,179	5,857	5,202
Employee stock purchase rights	59	8	—

Total stock-based compensation	$12,447	$12,152	$8,792

     Included in stock-based compensation for the year ended March 31, 2010 are pre-tax charges relating to the acceleration of the remaining expense on cancelled stock option awards of approximately $0.7 million recorded in cost of services, $0.1 million recorded in member relations and marketing, and $1.1 million recorded in general and administrative expense.
     As of March 31, 2011, $14.2 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.3 years.

Non-GAAP Financial Measures
     The tables below present information for the fiscal periods indicated about our adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share.
     We define “adjusted EBITDA” as earnings before other income, net, which includes interest income and foreign currency losses and gains; income taxes; depreciation and amortization; amortization of acquisition-related intangibles and capitalized software included in cost of services; non-cash charges associated with the write-off of capitalized software and the cancellation of certain stock options that occurred in the quarter ended September 30, 2009; costs associated with the acquisitions of Concuity and Cielo MedSolutions LLC, or Cielo, that occurred in the quarters ended March 31, 2010 and 2011, respectively; share-based compensation expense; and fair value adjustments made to our acquisition-related earn out liabilities. We define “adjusted net income” as net income excluding the net of tax effect of non-cash charges associated with the write-off of capitalized software and the cancellation of certain stock options; share-based compensation expense; amortization of acquisition-related intangibles; costs associated with the acquisitions of Concuity and Cielo; and fair value adjustments made to our acquisition-related earn out liabilities. We define “non-GAAP earnings per diluted share” as net income per share excluding the net of tax effect of non-cash charges associated with the write-off of capitalized software and the cancellation of certain stock options; share-based compensation expense; amortization of acquisition-related intangibles; costs associated with the acquisitions of Concuity and Cielo; and fair value adjustments made to our acquisition-related earn out liabilities.
     We believe that providing information about adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share is useful to our investors. Our management uses these non-GAAP financial measures, together with financial measures prepared in accordance with GAAP, to enhance its understanding of our core operating performance, which represents our views concerning our performance in the ordinary, ongoing, and customary course of our operations. In the future, we expect to report again these non-GAAP financial measures excluding the items discussed above and may incur expenses similar to the excluded items discussed above. Accordingly, the exclusion of these and similar items in our non-GAAP presentation should not be interpreted as implying that the items are non-recurring, infrequent, or unusual.
     Our management believes that for the reasons discussed below, our use of supplemental financial measures which exclude certain expenses facilitates an assessment by management and our investors of the company’s fundamental operating trends and addresses concerns of management and investors that these expenses may obscure such underlying trends. Management uses the financial measures for internal budgeting and other managerial purposes because the measures enable management to evaluate projected operating results and make comparative assessments of our performance over time while isolating the effects of certain items that vary from period to period without any correlation to core operating performance, such as tax rates, interest income and foreign currency exchange rates, periodic costs of certain capitalized tangible and intangible assets, share-based compensation expense, and certain non-cash and special charges. The effects of the foregoing items also vary widely among similar companies, and affect the ability of management and investors to make company-to-company comparisons. In addition, merger and acquisition activity can have inconsistent effects on earnings that are not related to core operating performance, for example due to charges relating to acquisition costs, the amortization of acquisition-related intangibles, and fluctuations in the fair value of contingent earn-out liabilities. Companies also exhibit significant variations with respect to capital structure and cost of capital (which affect relative interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. By eliminating some of the foregoing variations, management believes that the company’s non-GAAP financial measures allow management and investors to evaluate more effectively the company’s performance relative to that of its competitors and peer companies. Similarly, our management believes that because of the variety of equity awards used by companies, the varying methodologies for determining both share-based compensation and share-based compensation expense among companies and from period to period, and the subjective assumptions involved in those determinations, excluding share-based compensation from our non-GAAP financial measures enhances company-to-company comparisons over multiple fiscal periods.
     Management believes that providing non-GAAP information permits analysts, investors, and other interested persons to obtain a better understanding of our core operating performance and to evaluate the efficacy of the methodology and information used by management to evaluate and measure that performance on a standalone and a comparative basis. As a result, we intend to continue to provide these non-GAAP financial measures as part of our future earnings discussions, and the inclusion of such measures in our periodic reports will provide consistency in our financial reporting.

     There are limitations associated with the non-GAAP financial measures we use as indicators of performance, including the following:
•	the non-GAAP financial measures do not reflect capital expenditures and future requirements for capital expenditures;

•	the non-GAAP financial measures generally do not reflect depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will in some cases have to be replaced in the future, nor do the measures reflect any cash requirements for such replacements;

•	the non-GAAP financial measures do not reflect the expense of equity awards to employees;

•	the non-GAAP financial measures do not reflect the effect of earnings or charges resulting from matters that management considers not indicative of our ongoing operations, but which may recur; and

•	to the extent that we change our accounting for certain transactions or other items from period to period, our non-GAAP financial measures may not be directly comparable from period to period.
     Our non-GAAP measures may be calculated differently from similarly titled measures used by other companies, which limits their usefulness as comparative measures.
     Our management compensates for these limitations by using the non-GAAP financial measures only as a supplemental measure of our operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in the measures. As a result of the foregoing limitations, our non-GAAP financial measures should be considered in addition to financial measures prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP measures or results as indicators of performance.
     A reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures is provided below (in thousands).

	Year Ended March 31,
	2009	2010	2011
	(unaudited)
Net income	$21,468	$11,433	$18,524
Provision for income taxes	10,117	5,969	9,930
Other income, net	(2,637)	(2,340)	(1,866)
Depreciation and amortization	5,647	6,391	5,971
Amortization of intangibles (1)	976	1,644	4,721
Acquisition charges	—	1,123	408
Fair value adjustments to acquisition-related earn out liabilities	—	—	1,500
Write-off of capitalized software	—	7,397	—
Option cancellation charge	—	1,937	—
Share-based compensation expense	12,448	10,216	8,792

Adjusted EBITDA	$48,019	$43,770	$47,980

(1)	Consists of those amounts included in cost of services on our consolidated statements of income.

	Year Ended March 31,
	2009	2010	2011
	(unaudited)
Net income	$21,468	$11,433	$18,524
Amortization of acquisition-related intangibles, net of tax	783	1,079	2,896
Acquisition charges, net of tax	—	738	266
Fair value adjustments to acquisition-related earn out liabilities, net of tax	—	—	977
Write-off of capitalized software, net of tax	—	4,860	—
Option cancellation charge, net of tax	—	1,273	—
Share-based compensation, net of tax	8,464	6,712	5,724

Adjusted net income	$30,715	$26,095	$28,387

	Year Ended March 31,
	2009	2010	2011
	(unaudited)
GAAP earnings per diluted share	$1.30	$0.73	$1.13
Amortization of acquisition-related intangibles, net of tax	0.05	0.07	0.17
Acquisition charges, net of tax	—	0.04	0.02
Fair value adjustments to acquisition-related earn out liabilities, net of tax	—	—	0.06
Write-off of capitalized software, net of tax	—	0.31	—
Option cancellation charge, net of tax	—	0.08	—
Share-based compensation, net of tax	0.51	0.43	0.35

Non-GAAP earnings per diluted share	$1.86	$1.66	$1.73

Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity. We believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $112.9 million and $116.6 million as of March 31, 2010 and 2011, respectively. We expended $4.0 million and $8.3 million in cash to purchase shares of our common stock through our share repurchase program during fiscal 2010 and 2011, respectively. We have no long-term indebtedness.
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Net cash flows provided by operating activities were $39.7 million in fiscal 2009, $46.7 million in fiscal 2010, and $50.5 million in fiscal 2011. The increase in net cash flows provided by operating activities in fiscal 2010 was primarily due to acceleration in contract value and deferred revenue growth, as well as the impact of the write-off of capitalized software of $7.4 million and the $1.9 million non-cash charge associated with the cancellation of certain stock options. The increase in net cash flows provided by operating activities in fiscal 2011 was primarily due to the increase in net income and deferred revenue, partially offset by an increase in excess tax benefits resulting from the exercise of employee stock options.
     Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows provided by investing activities were $27.4 million in fiscal 2009. Net cash flows used in investing activities were $4.3 million and $91.1 million in fiscal 2010 and 2011, respectively.
     In fiscal 2009, investing activities provided $27.4 million in cash, primarily from the net proceeds on the redemption of marketable securities of $61.0 million, which was primarily used to fund our share repurchase program and our acquisition of Crimson for $18.6 million, net of cash received, and capital expenditures of $15.0 million, which included $3.8 million in purchases of property and equipment related primarily to the scheduled expansion of our headquarters facility and $9.7 million of capitalized software development costs related to our newer research programs that include web-based business intelligence tools.
     In fiscal 2010, investing activities used $4.3 million in cash, primarily consisting of $13.6 million used in our acquisition of Southwind and the related escrow, a $5.0 million investment, and capital expenditures of $2.5 million, partially offset by the net proceeds on the redemption and sales of marketable securities of $16.9 million.
     In fiscal 2011, investing activities used $91.9 million in cash, primarily consisting of $42.6 million used in our acquisitions of Concuity and Cielo, $37.0 million used on the net purchases marketable securities, and capital expenditures of $12.3 million.
     Cash flows from financing activities. We used net cash flows in financing activities of $61.3 million and $4.9 million in fiscal 2009 and 2010, respectively. We had net cash flows provided by financing activities of $10.6 million in fiscal 2011.
     In fiscal 2009 we used net cash flows in financing activities of $61.3 million. Of this amount, we applied approximately $61.5 million to repurchase 2,051,225 shares of our common stock and $0.8 million to satisfy minimum employee tax withholding for vested restricted stock units. The effects of these transactions were offset in part by our receipt of $0.4 million from the exercise of stock options and $0.3 million from the issuance of common stock under our employee stock purchase plan.

     In fiscal 2010 we used net cash flows in financing activities of $4.9 million, consisting of repurchasing 146,179 shares of our common stock for approximately $4.0 million and $1.2 million withheld to satisfy minimum employee tax withholding for vested restricted stock units, offset by $0.2 million from the exercise of stock options and $0.1 million from the issuance of common stock under our employee stock purchase plan.
     In fiscal 2011 we had net cash flows provided by financing activities of $10.6 million, consisting of $17.8 million from the exercise of stock options, $0.2 million from the issuance of common stock under our employee stock purchase plan, and $2.6 million in excess tax benefits resulting from the exercise of employee options, offset by our repurchase of 188,930 shares of our common stock for approximately $8.3 million and our use of $1.6 million to satisfy minimum employee tax withholding for vested restricted stock units.
     Credit facilities. In November 2006, we entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings on the credit facility, if any, will be collateralized by certain of our marketable securities and will bear interest at an amount based on the published LIBOR rate. We are also required to maintain an interest coverage ratio for each fiscal year of not less than three to one. The credit facility renews automatically each year until October 31, 2011, and can be increased at our request by up to an additional $10 million per year. We have not requested any increases in the credit facility and there have been no borrowings under the facility. The availability of borrowings under the credit facility was $20 million as of March 31, 2011.
     Contractual obligations. The following summarizes our contractual obligations as of March 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. These obligations relate to obligations under our headquarters and other offices leases as well as purchase obligations for software development services, both of which are more fully described in Note 15, “Commitments and contingencies,” of our consolidated financial statements appearing elsewhere in this report.

	Payments due by Period
	(in thousands)
	Total	<1 Year	1-3 Yrs	4-5 Yrs	>5 Yrs
Non-cancelable operating leases	$73,656	$8,288	$28,133	$18,516	$18,719
Purchase obligations	$3,000	$—	$3,000	$—	$—
Share Repurchase
     In January 2004, our Board of Directors authorized the repurchase by us from time to time of up to $50 million of our common stock. This authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. We intend to fund any future share repurchases with cash on hand and with cash generated from operations. No minimum number of shares for repurchase has been fixed, and the share repurchase authorization has no expiration date. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. As of March 31, 2011, the remaining authorized repurchase amount was $33.6 million.
Exercise of Stock Options and Purchases under our Employee Stock Purchase Plan
     Options granted to participants under our stock-based incentive compensation plans that were exercised to acquire shares in fiscal 2009, 2010, and 2011 generated cash of approximately $0.4 million, $0.2 million, and $17.8 million, respectively, from payment of option exercise prices. In addition, in fiscal 2009, 2010, and 2011 we generated cash of approximately $0.3 million, $0.1 million, and $0.2 million, respectively, in discounted stock purchases by participants under our employee stock purchase plan.
Off-Balance Sheet Arrangements
     As of March 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.
Summary of Critical Accounting Policies
     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Certain of our accounting policies are particularly important to the presentation of our financial condition and results of operations and may require the application of significant judgment by our management. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 3, “Summary of significant accounting policies” of our consolidated financial statements appearing elsewhere in this report. Our critical accounting policies are discussed below.
Revenue recognition
     Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectibility is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member, and fees receivable during the subsequent twelve month period and related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In many of our higher priced programs and membership agreements with terms that are greater than one year, fees may be billed on an installment basis. Members whose membership agreements are subject to the service guarantee may request a refund of their fees, which is provided on a pro rata basis relative to the length of the service period.
     Revenue from renewable memberships is recognized ratably over the term of the related subscription agreement. Certain membership programs incorporate hosted business intelligence and software tools. In many of these agreements, members are charged set up fees in addition to subscription fees for access to the hosted web-based business intelligence tools and related membership services. Both set up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally one to three years. Upon launch of a new program that incorporates a business intelligence software tool, all program revenue is deferred until the tool is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement. One of our programs includes delivered software tools together with implementation services, technical support, and related membership services. For these arrangements, we separate the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as services are performed using project hours as the basis to measure progress towards completion. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered. Multiple contracts with a single member are treated as separate arrangements for revenue recognition purposes.
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

     The acquired developed technology is classified as property and equipment because the developed software application resides on our service providers’ hardware. Amortization for acquired developed software is included in the depreciation and amortization of property and equipment line item of our consolidated statements of income. Acquired developed software is amortized over its estimated useful life of nine years based on the cash flow estimate used to determine the value of the intangible asset.
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
Goodwill and other intangible assets
     The excess cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. Goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment on an annual basis on March 31, or more frequently if events or changes in circumstances indicate potential impairment. We have concluded that our reporting units that we use to assess goodwill impairment are the same as our operating segments.
     We assess goodwill for impairment using a two-step impairment test. Step one of the test is used to identify whether or not an impairment may exist. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment may exist. If it is determined that an impairment may exist, step two of the impairment test must then be performed to measure the amount of the impairment, if any. The second step determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.
     Other intangible assets consist of capitalized software for sale and acquired intangibles. We capitalize consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. We determine that technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. Once the software product is ready for general availability, we cease capitalizing costs and begin amortizing the intangible asset on a straight-line basis over its estimated useful life. The weighted average estimated useful life of capitalized software is five years. Other intangible assets include those assets that arise from business combinations consisting of developed technology, non-competes, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to ten years. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
Stock-based compensation
     We measure and recognize stock-based compensation cost based on the estimated fair values of the stock-based awards on the grant date. Stock-based compensation costs are recognized as an expense in the consolidated statements of income over the vesting periods of the awards. We calculate the grant date estimated fair value of stock options using a Black-Scholes valuation model. Determining the estimated fair value of stock-based awards is subjective in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our shares, and forfeiture rates of the awards. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Our fair value estimates are based on assumptions we believe are reasonable but that are inherently uncertain. The fair value of restricted stock units is determined as the fair market value of the underlying shares on the date of grant.
     We also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in our consolidated statements of cash flows.
     To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation, or refine different assumptions in future periods such as forfeiture rates that differ from our current estimates, among other potential factors, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.
Recent Accounting Pronouncements
     See Note 3, “Summary of significant accounting policies” of our consolidated financial statements appearing elsewhere in this report for a description of recent accounting pronouncements, including the expected dates of adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of March 31, 2011, our marketable securities consisted of $62.5 million in tax-exempt notes and bonds issued by various states, and $23.7 million in U.S. government agency securities. The weighted average maturity on all our marketable securities as of March 31, 2011 was approximately 5.3 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K as we believe the effect of interest rate fluctuations would not be material.
     Foreign currency risk. Although they accounted for approximately 3% of our fiscal 2011 revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. In fiscal 2009, 2010, and 2011, we recorded foreign currency exchange (losses) or gains of ($1.1 million), $46,000, and $157,000, respectively, which are included in other income, net in our consolidated statements of income. A hypothetical 10% change in foreign currency exchange rates would not have a material impact on our financial position as of March 31, 2011.

Item 8. Financial Statements and Supplementary Data.
Report of Management’s Assessment of Internal Control Over Financial Reporting
     Management is responsible for the preparation and integrity of our consolidated financial statements appearing in our Annual Report. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in our consolidated financial statements.
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
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2011.
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

/s/ Robert W. Musslewhite
Robert W. Musslewhite
Chief Executive Officer and Director June 14, 2011

/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer June 14, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
We have audited The Advisory Board Company and subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Advisory Board Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Advisory Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011 of The Advisory Board Company and subsidiaries and our report dated June 14, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
June 14, 2011

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
The Board of Directors and Stockholders of
The Advisory Board Company and Subsidiaries:
We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule of The Advisory Board Company for the three years in the period ended March 31, 2011 as listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries as of March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Advisory Board Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
June 14, 2011

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$61,238	$30,378
Marketable securities	10,422	—
Membership fees receivable, net	143,453	179,162
Prepaid expenses and other current assets	3,326	7,069
Deferred income taxes, net	5,629	5,894

Total current assets	224,068	222,503
Property and equipment, net	22,183	29,529
Intangible assets, net	9,161	18,450
Goodwill	37,255	67,155
Deferred incentive compensation and other charges	37,563	46,226
Deferred income taxes, net of current portion	7,782	9,646
Other non-current assets	7,500	11,500
Marketable securities	41,260	86,179

Total assets	$386,772	$491,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$182,689	$223,876
Accounts payable and accrued liabilities	51,254	51,957
Accrued incentive compensation	12,152	13,609

Total current liabilities	246,095	289,442
Long-term deferred revenue	25,713	42,139
Other long-term liabilities	3,149	11,015

Total liabilities	274,957	342,596

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 21,836,893 and 22,530,909 shares issued as of March 31, 2010 and 2011, respectively, and 15,505,152 and 16,010,238 shares outstanding as of March 31, 2010 and 2011, respectively	218	225
Additional paid-in capital	239,548	267,242
Retained earnings	145,925	164,449
Accumulated elements of other comprehensive income (loss)	1,034	(120)
Treasury stock, at cost 6,331,741 and 6,520,671 shares as of March 31, 2010 and 2011, respectively	(274,910)	(283,204)

Total stockholders’ equity	111,815	148,592

Total liabilities and stockholders’ equity	$386,772	$491,188

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended March 31,
	2009	2010	2011
Revenue	$230,360	$239,323	$290,248

Costs and expenses:
Cost of services	116,556	124,412	154,395
Member relations and marketing	52,292	53,928	65,069
General and administrative	26,725	32,133	38,225
Depreciation and amortization of property and equipment	5,647	6,391	5,971
Write-off of capitalized software	—	7,397	—

Income from operations	29,140	15,062	26,588
Other income, net	2,445	2,340	1,866

Income before provision for income taxes	31,585	17,402	28,454
Provision for income taxes	(10,117)	(5,969)	(9,930)

Net income	$21,468	$11,433	$18,524

Earnings per share:
Net income per share — basic	$1.31	$0.74	$1.18
Net income per share — diluted	$1.30	$0.73	$1.13
Weighted average number of shares outstanding:
Basic	16,441	15,515	15,733
Diluted	16,560	15,692	16,415
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
					Elements of
			Additional		Other			Annual
	Common Shares		Paid-in	Retained	Comprehensive	Treasury		Comprehensive
	Stock	Amount	Capital	Earnings	Income (Loss)	Stock	Total	Income
Balance as of March 31, 2008	17,393,626	215	217,170	113,024	1,540	(209,420)	122,529	—
Acquisition of Crimson Software, Inc.	102,984	1	4,724	—	—	—	4,725	—
Proceeds from exercise of stock options	18,625	—	420	—	—	—	420	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	80,070	1	(825)	—	—	—	(824)	—
Deficient tax benefits from stock-based awards	—	—	(479)	—	—	—	(479)	—
Proceeds from issuance of common stock under employee stock purchase plan	14,844	—	337	—	—	—	337	—
Stock-based compensation expense	—	—	12,447	—	—	—	12,447	—
Purchases of treasury stock	(2,051,255)	—	—	—	—	(61,491)	(61,491)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($125)	—	—	—	—	(233)	—	(233)	(233)
Net income	—	—	—	21,468	—	—	21,468	21,468

Balance as of March 31, 2009	15,558,894	217	$233,794	$134,492	$1,307	$(270,911)	$98,899	$21,235

Proceeds from exercise of stock options	11,500	—	214	—	—	—	214	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	75,364	1	(1,249)	—	—	—	(1,248)	—
Deficient tax benefits from stock-based awards	—	—	(811)	—	—	—	(811)	—
Proceeds from issuance of common stock under employee stock purchase plan	5,573	—	148	—	—	—	148	—
Stock-based compensation expense	—	—	12,152	—	—	—	12,152	—
Purchases of treasury stock	(146,179)	—	—	—	—	(3,999)	(3,999)	—
Reversal of deferred tax asset for option cancellation	—	—	(4,700)	—	—	—	(4,700)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($94)	—	—	—	—	(273)	—	(273)	(273)
Net income	—	—	—	11,433	—	—	11,433	11,433

Balance as of March 31, 2010	15,505,152	218	$239,548	$145,925	$1,034	$(274,910)	$111,815	$11,160

Proceeds from exercise of stock options	605,641	6	17,770	—	—	—	17,776	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	84,039	1	(1,628)	—	—	—	(1,627)	—
Excess tax benefits from stock-based awards	—	—	2,569	—	—	—	2,569	—
Proceeds from issuance of common stock under employee stock purchase plan	4,336	—	191	—	—	—	191	—
Stock-based compensation expense	—	—	8,792	—	—	—	8,792	—
Purchases of treasury stock	(188,930)	—	—	—	—	(8,294)	(8,294)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($619)	—	—	—	—	(1,154)	—	(1,154)	(1,154)
Net income	—	—	—	18,524	—	—	18,524	18,524

Balance as of March 31, 2011	16,010,238	225	$267,242	$164,449	$(120)	$(283,204)	$148,592	$17,370

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$21,468	$11,433	$18,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,647	6,391	5,971
Write-off of capitalized software	—	7,397	—
Amortization of intangible assets	980	1,644	4,723
Deferred income taxes	3,635	(8,136)	(1,511)
Excess tax benefits from stock-based awards	(291)	—	(2,569)
Stock-based compensation expense	12,447	12,152	8,792
Amortization of marketable securities premiums	681	633	741
Changes in operating assets and liabilities:
Membership fees receivable	(25,485)	(25,822)	(32,346)
Prepaid expenses and other current assets	(1,381)	1,799	(3,339)
Deferred incentive compensation and other charges	(4,529)	(10,826)	(8,663)
Deferred revenues	22,410	36,277	56,310
Accounts payable and accrued liabilities	4,449	9,532	9,573
Accrued incentive compensation	(2,712)	4,832	394
Other long-term liabilities	2,372	(635)	(6,131)

Net cash provided by operating activities	39,691	46,671	50,469

Cash flows from investing activities:
Purchases of property and equipment	(14,017)	(1,802)	(10,317)
Capitalized external use software development costs	(996)	(742)	(2,012)
Cash paid for acquisition, net of cash acquired	(18,592)	(13,600)	(42,605)
Redemptions of marketable securities	88,054	45,412	26,080
Purchases of marketable securities	(27,033)	(28,561)	(63,083)
Other investing activities	—	(5,000)	—

Net cash provided by / (used in) investing activities	27,416	(4,293)	(91,937)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	420	214	17,770
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(825)	(1,249)	(1,628)
Proceeds from issuance of common stock under employee stock purchase plan	337	148	191
Excess tax benefits from stock-based awards	291	—	2,569
Purchases of treasury stock	(61,491)	(3,999)	(8,294)

Net cash used in financing activities	(61,268)	(4,886)	10,608

Net increase / (decrease) in cash and cash equivalents	5,839	37,492	(30,860)
Cash and cash equivalents, beginning of period	17,907	23,746	61,238

Cash and cash equivalents, end of period	$23,746	$61,238	$30,378

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,211	$12,958	$12,068
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description
     The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provide best practices research and analysis, business intelligence and software tools, and management and advisory services to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions through discrete programs. Members of each program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence and software tools.
Note 2. Basis of presentation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Note 3. Summary of significant accounting policies
Cash equivalents and marketable securities
     Included in cash equivalents are marketable securities that mature within three months of purchase. Investments with maturities of more than three months are classified as marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. As of March 31, 2010 and 2011, the Company’s marketable securities consisted of U.S. government agency obligations and various state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of other comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities.
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
     The acquired developed technology is classified as property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in the depreciation and amortization of property and equipment line item of the Company’s consolidated statements of income. Acquired developed software is amortized over its estimated useful life of nine years based on the cash flow estimate used to determine the value of the intangible asset.
     Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Business Combinations
     The Company records acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are recognized at their fair value on the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowance are recognized as a reduction or increase to expense or as a direct adjustment to additional paid-in capital as required. Any acquired in-process research and development is capitalized as an intangible asset and amortized it over its estimated useful life. Acquisition-related costs are recorded as expenses in the consolidated financial statements. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
Goodwill and other intangible assets
     The excess cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. The Company’s goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment on an annual basis on March 31, or more frequently if events or changes in circumstances indicate potential impairment. The Company has concluded that its reporting units used to assess goodwill impairment are the same as its operating segments.
     The Company assesses goodwill for impairment using a two-step impairment test. Step one of the test is used to identify whether or not an impairment may exist. In the first step, the fair value of each reporting unit is compared to its carrying value. The Company determines the fair value of its reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment may exist. If it is determined that an impairment may exist, step two of the impairment test is performed to measure the amount of the impairment, if any. The second step determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.
     Other intangible assets consist of capitalized software for sale and acquired intangibles. The Company capitalizes consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. The Company determines that technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. Once the software product is ready for general availability, the Company ceases capitalizing costs and begins amortizing the intangible asset on a straight-line basis over its estimated useful life. The weighted average estimated useful life of capitalized software is five years. Other intangible assets include those assets that arise from business combinations consisting of developed technology, non-competes, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to ten years. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
     Revenue from renewable memberships is recognized ratably over the term of the related subscription agreement. Certain membership programs incorporate hosted business intelligence and software tools. In many of these agreements, members are charged set up fees in addition to subscription fees for access to the hosted web-based business intelligence tools and related membership services. Both set up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally one to three years. Upon launch of a new program that incorporates a business intelligence software tool, all program revenue is deferred until the tool is generally available for release to the Company’s membership, and then recognized ratably over the remainder of the contract term of each agreement. One of the Company’s programs includes delivered software tools together with implementation services, technical support, and related membership services. For these arrangements, the Company separates the fair value of the technical support and related membership services from the total value of the contract based on vendor specific objective evidence of fair value. The fees related to the software license and implementation services are bundled and recognized as services are performed using project hours as the basis to measure progress towards completion. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered. Multiple contracts with a single member are treated as separate arrangements for revenue recognition purposes.
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
Earnings per share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in computation because their effect was anti-dilutive. Fully diluted shares outstanding for the fiscal year ended March 31, 2011 includes 33,279 contingently issuable shares related to the component of the Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) earn-out estimated to be settled in stock. For additional information regarding these shares, see Note 5, “Acquisitions.”

     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended March 31,
	2009	2010	2011
Basic weighted average common shares outstanding	16,441	15,515	15,733
Dilutive impact of stock options	94	101	539
Dilutive impact of restricted stock units	25	76	110
Dilutive impact of earn-out liability	—	—	33

Diluted weighted average common shares outstanding	16,560	15,692	16,415

The following stock based awards that were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Year Ended March 31,
	2009	2010	2011
Anti-dilutive stock based awards	2,920	1,753	485
Concentrations of risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, and membership fees receivable. The Company maintains cash and cash equivalents and marketable securities with financial institutions. Marketable securities consist of U.S. government agency obligations and various state tax-exempt notes and bonds. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities comprising the Company’s membership base, and the Company establishes allowances for potential credit losses. No one member accounted for more than 2% of revenue for any period presented.
     For each of the fiscal years ended March 31, 2009, 2010, and 2011, the Company generated approximately 3% of revenue from members outside the United States. The Company’s limited international operations subject the Company to risks related to currency exchange fluctuations. Prices for the Company’s services sold to members located outside the United States are sometimes denominated in local currencies. As a consequence, increases in the U.S. dollar against local currencies in countries where the Company has members would result in a foreign exchange loss recognized by the Company.
Other income, net
     Other income, net for the fiscal year ended March 31, 2009 includes $3.5 million of interest income earned from the Company’s marketable securities and $1.1 million of losses on foreign exchange rates. Other income, net for the fiscal year ended March 31, 2010 includes $2.3 million of interest income earned from the Company’s marketable securities and a $46,000 gain on foreign exchange rates. Other income, net for the fiscal year ended March 31, 2011 includes $1.7 million of interest income earned from the Company’s marketable securities and a $158,000 gain on foreign exchange rates.
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
Fair value of financial instruments
     The Company’s marketable securities consisting of U.S. government agency obligations and various state tax-exempt notes and bonds are classified as available-for-sale and are carried at fair market value based on quoted market prices.

Segment reporting
     Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Under this definition, the Company contains two operating segments as of March 31, 2011. Both segments have similar economic characteristics, provide similar products and services sold to the same or very similar customers, and have similar sales and distribution procedures. Consequently, the Company has one reportable segment for financial statement purposes.
Research and development costs
     Costs related to the research and development of new programs are expensed when incurred. Research and development costs were immaterial for the fiscal years presented.
Stock-based compensation
     The Company has several stock-based compensation plans which are described more fully in Note 11, “Stock-based compensation.” These plans provide for the granting of stock options and restricted stock units (“RSUs”) to employees and non-employee members of the Company’s Board of Directors. Stock-based compensation cost is measured at the grant date of the stock-based awards based on their fair values, and is recognized as an expense in the consolidated statements of income over the vesting periods of the awards. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant. The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. The fair value of stock options issued with market-based conditions is calculated on the date of grant using a lattice option-pricing model. Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain.
Use of estimates in preparation of consolidated financial statements
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates, judgments, and assumptions. For cases where the Company is required to make certain estimates, judgments, and assumptions, the Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected. The Company’s estimates, judgments, and assumptions may include: estimates of bad debt reserves, estimates to establish employee bonus and commission accruals, estimating useful lives of acquired or internally developed intangible assets, estimating the fair value of goodwill and intangibles and evaluating impairment, determining when investment impairments are other-than-temporary, estimates in stock-based compensation forfeiture rates, and estimating the potential for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
Recent accounting pronouncements
Recently adopted
     The following is a summary of the new accounting guidance issued and applicable to the Company for the fiscal year ended March 31, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.
     In January 2010, the Financial Accounting Standards Board (the “FASB”) amended the accounting standards for fair value measurement and disclosures. The amended guidance requires additional disclosures, specifically regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances, and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010. The guidance affecting Level 1 and Level 2 fair value measurements was adopted on January 1, 2010 and the guidance regarding Level 3 disclosures was adopted on April 1, 2010. The adoption of this guidance did not impact the Company’s financial position or results of operations.
Accounting pronouncements not yet adopted
     In October 2009, the FASB amended the accounting standards for revenue recognition with multiple elements. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple element arrangements and expands the disclosure requirements for revenue recognition. The guidance is effective for fiscal years beginning on or after June 15, 2010. This guidance will be effective for the Company beginning April 1, 2011. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.
     In October 2009, the FASB amended the accounting standards for revenue arrangements with software elements. The amended guidance modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple elements guidance described above.
Note 4. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2011
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$23,721	$24,042	$164	$485
Tax exempt obligations of other states	62,458	62,310	1,109	961

	$86,179	$86,352	$1,273	$1,446

	As of March 31, 2010
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$11,956	$11,630	$326	$—
Washington, D.C. tax exempt obligations	2,521	2,506	15	—
Tax exempt obligations of other states	37,205	35,902	1,485	182

	$51,682	$50,038	$1,826	$182

     The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2011
	Fair market	Amortized
	value	cost
Matures in less than 1 year	$—	$—
Matures after 1 year through 5 years	34,783	33,616
Matures after 5 years through 10 years	51,396	52,736

	$86,179	$86,352

     The gross realized gains on sales of available-for-sale investments were $21,000 in the fiscal year ended March 31, 2009. The gross realized losses on sales of available-for-sale investments were $23,000 and $124,000 for the fiscal years ended March 31, 2010, and 2011, respectively.
     The weighted average maturity on all marketable securities held by the Company as of March 31, 2011 was approximately 5.3 years. Pre-tax net unrealized losses on the Company’s investments of $0.2 million as indicated above were caused by the increase in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, none is related to investments that mature before March 31, 2012. The Company purchased certain of its investments at a premium or discount to their relative fair values, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government or otherwise fully insured. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity; therefore, the Company does not consider these investments to be other than temporarily impaired as of March 31, 2011. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
Note 5. Acquisitions
Cielo
     On February 1, 2011, the Company acquired substantially all the assets of Cielo MedSolutions, LLC (“Cielo”), a leading provider of population management analytics and patient registry software in the ambulatory environment. The Company acquired Cielo to enhance its existing suite of physician performance management solutions through the addition of analytics and workflow tools that give providers visibility across a patient population to enable appropriate clinical decisions. The total purchase price of $11.7 million consisted of an initial payment of $7.3 million of cash and the fair value of estimated additional contingent payments of $4.4 million. These additional contingent payments will become due and payable to the former owners of the Cielo business if certain product development and subscription milestones are met over the evaluation periods beginning at the acquisition date extending through July 31, 2012. The Company allocated $3.8 million to intangible assets with a weighted average amortization period of five years and allocated $8.1 million to goodwill, which represents synergistic benefits expected to be generated from scaling Cielo’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.
     The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of February 1, 2011. The Company’s fair value of identifiable tangible and intangible assets was determined by management taking into account a valuation using an income approach from a market participant perspective, and estimates and assumptions provided by management. Of the total estimated purchase price, $0.4 million was allocated to acquired assets, $0.4 million was allocated to assumed liabilities, and $3.8 million was allocated to intangible assets which consist of the value assigned to acquired technology related intangibles of $3.0 million, and customer relationships and employee related intangibles of $0.8 million.
     Acquisition related transaction costs of $0.4 million, including actual and estimated legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying consolidated statements of income for the fiscal year ended March 31, 2011. The financial results of Cielo are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Concuity
     On April 1, 2010, the Company acquired for cash, all outstanding shares of the health care division of Trintech Group plc (“Concuity”), a leading provider of a contract and payment management solution for hospitals and physician groups. The Company acquired Concuity to supplement its revenue-cycle portfolio by incorporating Concuity’s web-based ClearContracts software tool into a new program. The total purchase price consisted of an initial payment of $34.0 million. The Company allocated $11.3 million to intangible assets with a weighted average amortization period of five years. Approximately $21.8 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling Concuity’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.
Purchase price allocation
     The total purchase price was allocated to Concuity’s tangible and separately identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of April 1, 2010. The total purchase price was allocated as set forth below (in thousands):

Unbilled accounts receivable	$3,207
Accounts receivable	529
Other assets	4,199

Acquired developed technology	6,250
Customer related intangible assets	4,000
Employee related intangible assets	500
Trademarks	500
Goodwill	21,808
Current liabilities	(1,339)
Contingent earn-out liability	(4,000)
Deferred revenue	(1,670)

Total purchase price, net of cash acquired	$33,984

     The Company’s fair value of identifiable intangible assets was determined by management taking into account a valuation using an income approach from a market participant perspective, and estimates and assumptions provided by management. The acquired developed technology, customer related intangible assets, employee related intangible assets, and trademarks have estimated lives of 5.0 years, 5.0 years, 5.0 years, and 4.0 years, respectively, which is consistent with the cash flow estimates used to create the valuation models of each identifiable asset. The acquired developed technology, customer related intangible assets, employee related intangible assets, and trademarks are included in intangible assets, net on the March 31, 2011 consolidated balance sheet. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill.
     Acquisition related transaction costs of $1.1 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying consolidated statements of income for the fiscal year ended March 31, 2010. The financial results of Concuity are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Southwind
     On December 31, 2009, the Company acquired substantially all of the assets of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC, together a leading health care industry management and advisory firm focused on hospital-physician integration and physician practice management. The $16.9 million total purchase price consisted of $11.1 million of cash paid to the Southwind equity holders, net of $0.2 million in cash acquired, and the fair value of estimated additional contingent payments of $5.6 million, of which a portion is payable in shares of the Company’s common stock and was recorded as a liability as of March 31, 2010 and 2011. These additional contingent payments will become due and payable to the former owner of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. A $1.5 million upward adjustment was made to the fair value of the contingent liabilities during the year ended March 31, 2011. This adjustment was recorded in cost of services on the accompanying consolidated statements of income and increased the liability to $7.1 million as of March 31, 2011. See Note 10, “Fair value measurements” for further details.
     The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of December 31, 2009. The Company’s fair value of identifiable tangible and intangible assets was determined by management taking into account a valuation using an income approach from a market participant perspective, and estimates and assumptions provided by management. Of the total estimated purchase price, $2.3 million was allocated to acquired assets, $1.9 million was allocated to assumed liabilities, and $5.6 million was allocated to intangible assets which consist of the value assigned to customer related intangibles, primarily customer relationships and trademarks, of $5.5 million, and employee related intangibles of $0.1 million. The acquired customer and employee related intangibles have estimated lives ranging from six months to nine years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.2 years. Approximately $10.9 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling Southwind’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.
     Acquisition related transaction costs of $0.5 million, including actual and estimated legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying consolidated statements of income for the fiscal year ended March 31, 2010. The financial results of Southwind are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

Note 6. Other non-current assets
     In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers. In addition, the Company entered into a licensing agreement with that company. The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of March 31, 2011 is $5.0 million and is included in other non-current assets on the Company’s consolidated balance sheets. The convertible preferred stock carries a dividend rate of 8% that is payable if and when declared by its board of directors, none of which have been declared by the investee and recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the fiscal years ended March 31, 2010 or 2011.
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
     The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization of property and equipment on the Company’s consolidated statements of income. Acquired developed software is amortized over its weighted average estimated useful life of approximately seven years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization of property and equipment for the fiscal years ended March 31, 2009, 2010, and 2011 was approximately $0.3 million, $0.3 million, and $0.4 million, respectively.
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

	As of March 31,
	2010	2011
Leasehold improvements	$15,270	$15,734
Furniture, fixtures and equipment	16,242	18,472
Software	19,865	30,524

	51,377	64,730
Accumulated depreciation and amortization	(29,194)	(35,201)

Property and equipment, net	$22,183	$29,529

     The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any impairment losses on any of its long-lived assets during the fiscal years ended March 31, 2011 or March 31, 2009. As of September 30, 2009, the Company concluded that certain capitalized software development costs were not fully recoverable. As a result, the Company recognized a pre-tax impairment charge on capitalized software of $7.4 million during the three months ended September 30, 2009. For further discussion of the impairment and the valuation method used, see Note 10, “Fair value measurements.”
Note 8. Goodwill and other intangibles
     Included in the Company’s goodwill and other intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the fiscal years ended March 31, 2009, 2010, and 2011. There was no impairment of goodwill recorded in the fiscal years ended March 31, 2009, 2010, or 2011.

     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from six months to ten years. As of March 31, 2011, the weighted average remaining useful life of acquired intangibles was approximately 4.9 years. As of March 31, 2011, the weighted average remaining useful life of internally developed intangibles was approximately 4.0 years.
     The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of March 31, 2010			As of March 31, 2011
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$2,715	$(553)	$2,162	$4,695	$(1,173)	$3,522
Acquired intangibles:
Developed software	738	(723)	15	6,988	(1,988)	5,000
Customer relationships	3,600	(100)	3,500	8,200	(1,320)	6,880
Trademarks	1,500	(75)	1,425	2,000	(500)	1,500
Non-compete agreements	100	(25)	75	750	(205)	545
Customer contracts	3,713	(1,729)	1,984	3,713	(2,710)	1,003

Total other intangibles	$12,366	$(3,205)	$9,161	$26,346	$(7,896)	$18,450

     Amortization expense for other intangible assets for the fiscal years ended March 31, 2009, 2010, and 2011, recorded in cost of services on the accompanying consolidated statements of income, was approximately $1.0 million, $1.6 million, and $4.7 million, respectively. The following approximates the anticipated aggregate amortization expense to be recorded in cost of services on the consolidated statements of income for each of the following five fiscal years ending March 31, 2012 through 2016: $4.2 million, $4.0 million, $4.0 million, $3.6 million, and $0.8 million, respectively, and $1.4 million thereafter.
Note 9. Membership fees receivable
     Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2010	2011
Billed fees receivable	$36,827	$38,055
Unbilled fees receivable	110,238	145,992

	147,065	184,047
Allowance for uncollectible revenue	(3,612)	(4,885)

Membership fees receivable, net	$143,453	$179,162

     Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay on an installment basis and all of the unbilled fees recorded are expected to be billed in the next twelve months.
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
     Marketable securities: The Company’s marketable securities, consisting of U.S. government agency obligations and various state tax-exempt notes and bonds, are classified as available-for-sale and are carried at fair market value based on quoted market prices.
     Contingent earn-out liabilities: This represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out periods. Contingent earn-out liabilities are included in other long-term liabilities on the accompanying consolidated balance sheets. See Note 5, “Acquisitions” for further details.
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
     The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value	Fair value measurement as of March 31, 2011
	as of March 31,	using fair value hierarchy
	2011	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$30,378	$30,378	—	—
Available-for-sale marketable securities (2)	86,179	86,179	—	—
Financial liabilities
Contingent earn-out liabilities (3)	15,500	—	—	15,500

	Fair value	Fair value measurement as of March 31, 2010
	as of March 31,	using fair value hierarchy
	2010	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$61,238	$61,238	—	—
Available-for-sale marketable securities (2)	51,682	51,682	—	—
Financial liabilities
Contingent earn-out liabilities (3)	5,600	—	—	5,600

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using quoted market prices of the assets. For further detail, see Note 4, “Marketable securities.”

(3)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.
     The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. The final amount paid will be made in a combination of cash and/or the Company’s common stock. The Company’s fair value estimate of the Concuity earn-out liability, which is payable in cash, was $4.0 million as of the date of acquisition. The Company’s fair value estimate of the Cielo earn-out liability, which is payable in cash, was $4.4 million as of the date of acquisition. Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements and discount rates, are recognized in earnings in the periods when the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the fiscal years ended March 31, 2009, 2010 and 2011 (in thousands):

	As of March 31,
	2009	2010	2011
Beginning balance	$—	$5,600	$5,600
Fair value change in Southwind contingent earn-out liability (1)	—	—	1,500
Addition of Concuity contingent earn-out liability	—	—	4,000
Addition of Cielo contingent earn-out liability	—	—	4,400

Ending balance	$—	$5,600	$15,500

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.
Non-financial assets and liabilities
     Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of September 30, 2009, the Company concluded that certain capitalized software development costs were not fully recoverable based on projected cash flows attributable to those assets. As a result, certain assets held and used with a carrying amount of $8.8 million as of September 30, 2009 were written down to a fair value of $1.4 million, resulting in a pre-tax impairment charge of $7.4 million. The Company utilized the discounted cash flow method to determine the fair value of the capitalized software assets as of September 30, 2009. Cash flows were determined based on the Company’s estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature. Due to the significant unobservable inputs inherent in discounted cash flow methodologies, this method is classified as Level 3 in the fair value hierarchy. For additional information related to this impairment, see Note 7, “Property and equipment.”
     During the fiscal years ended March 31, 2011 and March 31, 2009, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
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
     The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 1,055,000, plus the shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2006 Plan and the 2009 Plan have a five year maximum contractual term. As of March 31, 2011, there were 638,029 shares available for issuance under the 2005 Plan and 569,151 shares available for issuance under the 2009 Plan.
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
     Stock option activity. During the fiscal years ended March 31, 2009, 2010, and 2011, the Company granted 437,911, 950,050, and 297,500 stock options, respectively, with a weighted average exercise price of $44.64, $19.04, and $34.75, respectively. The weighted average fair values of the stock option grants are listed in the stock option valuation section below. During the fiscal years ended March 31, 2009, 2010, and 2011, participants exercised 18,625, 11,500, and 605,641 options for a total intrinsic value of $0.4 million, $0.1 million, and $9.8 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.
     In September 2009, certain members of the Company’s senior management and Board of Directors voluntarily surrendered an aggregate of 830,025 stock options (both vested and unvested) having exercise prices between $51.56 per share and $60.60 per share. The individuals who surrendered options received no consideration in return, and were not promised any consideration in return, such as future equity grants to replace the surrendered options. The Company does not plan to vary its equity grant practices as a result of this cancellation. The Company accelerated the remaining expense on these cancelled awards, which resulted in pre-tax charges of approximately $0.7 million recorded in cost of services, $0.1 million recorded in member relations and marketing, and $1.1 million recorded in general and administrative expense during the fiscal year ended March 31, 2010. This cancellation resulted in the reversal of $4.7 million of deferred tax assets that would no longer be realized. The reversal of these deferred tax assets resulted in a decrease to additional paid-in capital as the Company has a sufficient pool of excess tax benefits.
     Restricted stock unit activity. During the fiscal years ended March 31, 2009, 2010, and 2011, the Company granted 158,933, 76,500, and 266,314 RSUs, respectively. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted average grant date fair value of RSUs granted for the fiscal years ended March 31, 2009, 2010, and 2011 was $44.76, $18.52, and $33.85, respectively. During the fiscal years ended March 31, 2009, 2010, and 2011, participants vested in 90,755, 115,839, and 120,378 RSUs, respectively, for a total intrinsic value of $1.5 million, $3.6 million, and $5.4 million, respectively. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price at the vesting date. Of the 120,378 RSUs vested in the fiscal year ended March 31, 2011, 36,339 shares were withheld to satisfy minimum employee tax withholding.
     There were 199,956 RSUs outstanding as of March 31, 2011. During the fiscal year ended March 31, 2011, 20,000 RSUs were forfeited. The weighted average fair value of RSUs granted during the fiscal year ended March 31, 2011 was $33.85, the majority of which vest in four equal annual installments on the anniversary of the grant date.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of March 31, 2011, a total of 755,232 shares were available for issuance under the ESPP. During the fiscal years ended March 31, 2009, 2010, and 2011, the Company issued 14,844, 5,573, and 4,336 shares, respectively. under the ESPP at an average price of $23.82, $26.68, and $44.23 per share, respectively. The compensation expense related to the ESPP recorded in the fiscal years ended March 31, 2009, 2010, and 2011 was not material.
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

Stock option valuation
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
     The following average key assumptions were used in the valuation of stock options granted in each respective period:

	Year Ended March 31,
	2009	2010	2011 (1)
Stock option grants:
Risk-free interest rate	2.80% - 3.28%	1.44% - 2.19%	0.8% - 2.56%
Expected lives in years	4.0	4.0	3.9
Expected volatility	28.0% - 31.0%	35.8% - 41.9%	36.7% - 42.1%
Dividend yield	0.0%	0.0%	0.0%
Weighted average exercise price of options granted	$44.64	$19.04	$34.75
Weighted average grant date fair value of options granted	$12.08	$6.01	$11.27
Number of shares granted	437,911	950,050	297,500

(1)	Includes 45,000 stock options that were issued with market-based conditions to an employee. The Company calculated the fair value of these stock option awards. The options were valued on the date of grant at $9.82 per share using a lattice option-pricing model. The significant assumptions used were as follows: risk-free interest rate of 1.71%; expected term of 3.3 years; expected volatility of 38.35%; dividend yield of 0.0%; and a weighted average exercise price of $34.27 per share.
     The following table summarizes the changes in common stock options during the fiscal year ended March 31, 2011 for all of the stock incentive plans described above.

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term (in	Intrinsic Value
	Options	Exercise Price	years)	(in thousands)
Outstanding, March 31, 2008	2,445,979	$42.17
Granted	437,911	$44.64
Exercised	(18,625)	$22.48
Forfeited	(29,500)	$37.88

Outstanding, March 31, 2009	2,835,765	$42.73
Granted	950,050	$19.04
Exercised	(11,500)	$18.58
Forfeited	(75,085)	$47.37
Cancellations	(830,365)	$53.14

Outstanding, March 31, 2010	2,868,865	$31.81
Granted	297,500	$34.75
Exercised	(605,641)	$29.35
Forfeited	(31,125)	$43.15

Outstanding, March 31, 2011	2,529,599	$32.79	3.52	$47,876

Exercisable	1,494,709	$37.32	3.19	$21,247

     The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options as of March 31, 2011, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. During the fiscal years ended March 31, 2009, 2010, and 2011, 683,952, 173,413, and 311,990 options, respectively, vested with fair values of $6.1 million, $1.7 million, and $2.5 million, respectively.
Valuation for restricted stock units
     RSUs are valued at the grant date closing price of the Company’s common stock as reported by The NASDAQ Stock Market LLC (“NASDAQ”).
Valuation for employee stock purchase rights
     The value of employee stock purchase rights for shares of stock purchased under the ESPP is determined as the fair market value of the underlying shares on the date of purchase as determined by the closing price of the Company’s common stock as recorded by NASDAQ, less the purchase price, which is 95% of the closing price of the Company’s common stock. The ESPP enrollment begins on the first day of the quarter. Stock purchases occur on the last day of the quarter, with only eligible employee payroll deductions for the period used to calculate the shares purchased. There is no estimate of grant date fair value or estimated forfeitures since actual compensation expense was recorded in the period on the purchase date. The fair value of employee stock purchase rights is equivalent to a 5% discount of the purchase date closing price.
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
Compensation expense
     The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs and for shares issued under the Company’s ESPP, for the fiscal years ended March 31, 2009, 2010, and 2011 (in thousands, except per share amounts):

	Year Ended March 31,
	2009	2010	2011
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$4,273	$3,930	$2,763
Member relations and marketing	2,436	2,248	1,663
General and administrative	5,738	5,974	4,366
Depreciation	—	—	—

Total costs and expenses	12,447	12,152	8,792

Income from operations	(12,447)	(12,152)	(8,792)

Net income	$(8,464)	$(7,984)	$(5,725)

Impact on diluted earnings per share	$(0.51)	$(0.51)	$(0.35)

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Year Ended March 31,
	2009	2010	2011
Stock-based compensation expense by award type:
Stock options	$7,209	$6,287	$3,590
Restricted stock units	5,179	5,857	5,202
Employee stock purchase rights	59	8	—

Total stock-based compensation	$12,447	$12,152	$8,792

     As of March 31, 2011, $14.2 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.3 years.
Tax benefits
     The benefits of tax deductions in excess of recognized book compensation expense are reported as a financing cash inflow in the accompanying consolidated statements of cash flows. Approximately $0.3 million, $0, and $2.6 million of tax benefits associated with the exercise of employee stock options and restricted stock units were recorded as cash from financing activities in the fiscal years ended March 31, 2009, 2010, and 2011, respectively.
Note 12. Accumulated other comprehensive income
     The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are composed solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
Note 13. Income taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2009	2010	2011
Current	$6,482	$14,105	$11,441
Deferred	3,635	(8,136)	(1,511)

Provision for income taxes	$10,117	$5,969	$9,930

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2009	2010	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	2.2	5.7	5.5
Tax-exempt interest income	(1.6)	(2.7)	(1.5)
D.C. QHTC income tax credits	(5.0)	(9.1)	(7.3)
Other permanent differences, net	1.4	5.4	3.2

Effective tax rate	32.0%	34.3%	34.9%

     Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2010	2011
Deferred income tax assets (liabilities):
Tax credit carry forwards	$6,818	$7,775
Deferred compensation accrued for financial reporting purposes	4,885	5,515
Stock-based compensation	6,487	6,831
Reserve for uncollectible revenue	1,550	1,980
Depreciation	—	270
Acquired intangibles	—	298
Unrealized losses on available-for-sale securities	—	61
Other	918	295

Total deferred tax assets	20,658	23,025

Capitalized software development costs	(3,157)	(4,584)
Acquired intangibles	(1,529)	—
Deferred incentive compensation and other deferred charges	(1,769)	(2,901)
Unrealized gains on available-for-sale securities	(557)	—
Depreciation	(235)	—

Total deferred tax liabilities	(7,247)	(7,485)

Net deferred income tax assets	$13,411	$15,540

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
     The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits (of which the amount was $0 as of March 31, 2011) will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for the fiscal years ended March 31, 2009, 2010, or 2011. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2007.
Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) provides regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (“QHTC”) doing business in the District of Columbia.
     In February 2006, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the New E-conomy Transformation Act of 2000 had been accepted effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through calendar year 2008 and 6.0% thereafter, versus 9.975% prior to this qualification. Under that Act, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits. As of March 31, 2011, the Company has $12.2 million of Washington, D.C. tax credits which have expiration rates ranging from 2016 to 2021.
Note 14. Stockholders’ equity
     In April 2008, the Company’s Board of Directors authorized an increase in its cumulative share repurchase program to $350 million of the Company’s common stock. The Company repurchased 2,051,225, 146,179, and 188,930 shares of its common stock at a total cost of approximately $61.5 million, $4.0 million, and $8.3 million in the fiscal years ended March 31, 2009, 2010, and 2011, respectively, pursuant to its share repurchase program. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. As of March 31, 2011, the remaining authorized repurchase amount was $33.7 million.
     As of March 31, 2011 and March 31, 2010, the Company had repurchased 7,520,671 and 7,331,741 shares of the Company’s common stock, respectively, at a total cost of $316.3 million and $308.0 million, respectively. Of these repurchased shares, 1,000,000 shares have been retired.
Note 15. Commitments and contingencies
Operating leases
     The Company leases its headquarters space (the “Lease”) under an operating lease that expires in 2019. Leasehold improvements related to the Lease are depreciated over the term of the Lease and totaled approximately $11.0 million, net, and $10.0 million, net, as of March 31, 2010 and 2011, respectively. The terms of the Lease contain provisions for rental escalation, and the Company is required to pay its portion of executory costs such as taxes, insurance, and operating expenses. The Company also leases (under operating leases) small office spaces in Portland, Oregon; Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; San Francisco, California; Ann Arbor, Michigan and Chennai, India. The Oregon lease expires in June 2016, the Texas lease in October 2019, the Tennessee lease in September 2017, the Illinois lease in September 2014, the California lease in November 2012, the Michigan lease in December 2012, and the India lease in December 2016. The Company recognized rental and executory expenses of $8.5 million, $9.3 million, and $9.4 million in the fiscal years ended March 31, 2009, 2010, and 2011, respectively, related to these leases.

     The following table details the future minimum lease payments under the Company’s current leases, excluding rental escalation and executory costs (in thousands):

Year Ending March 31,
2012	$8,288
2013	9,318
2014	9,573
2015	9,242
2016	9,413
Thereafter	27,822

Total	$73,656

Purchase obligations
     The Company has entered into an agreement for the purchase of software development services which is not cancelable. As of March 31, 2011, the Company’s obligation in connection with this agreement runs through November 2013, and the payments expected to be made under this agreement total $3.0 million during that period. No purchases have been made under this arrangement as of March 31, 2011.
Credit facility
     In November 2006, the Company entered into a $20 million revolving credit facility with a commercial bank that can be used for working capital, share repurchases, or other general corporate purposes. Borrowings under the credit facility, if any, will be collateralized by certain of the Company’s marketable securities and will bear interest at an amount based on the published LIBOR rate. The Company is also required to maintain an interest coverage ratio for each of its fiscal years of not less than three to one. The Company was in compliance with this financial covenant for the fiscal year ended March 31, 2011. The credit facility renews automatically each year until October 31, 2011, and can be increased at the request of the Company by as much as $10 million per year up to an aggregate maximum increase of $50 million. The Company has not requested any increases in the credit facility and there have been no borrowings under the facility. The amount available for borrowing as of March 31, 2011 was $20 million.
Benefit plan
     The Company sponsors a defined contribution 401(k) plan (the “401(k) Plan”) for all employees who have reached the age of twenty-one. The Company provides discretionary contributions in the range of 0% to 100%, which percentage is determined by the Company after the end of the applicable plan year, of an employee’s contribution up to a maximum of 4% of base salary. During the period from March 1, 2009 to December 31, 2009, the Company suspended its discretionary contributions to the 401(k) Plan. Contributions to the 401(k) Plan for the fiscal years ended March 31, 2009, 2010, and 2011 were approximately $1.0 million, $0.3 million, and $2.2 million, respectively.
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
     Substantially all of the Company’s identifiable assets are located in the United States. Disclosed in the following table is revenue information for each geographic area for the years ended March 31, 2009, 2010, and 2011 (in thousands):

	Year Ended March 31,
	2009	2010	2011
United States	$223,497	$229,389	$280,273

	Year Ended March 31,
	2009	2010	2011
Other countries	6,863	9,934	9,975

Total revenue	$230,360	$239,323	$290,248

Note 17. Quarterly financial data (unaudited)
     Unaudited summarized financial data by quarter for the fiscal years ended March 31, 2010 and 2011 is as follows (in thousands, except per share amounts):

	Fiscal 2010 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$56,703	$58,323	$60,893	$63,404
Income (loss) from operations (1)	5,412	(3,804)	5,955	7,499
Income (loss) before provision for income taxes (1)	6,374	(3,220)	6,558	7,690

Net income (loss)	$4,188	$(2,116)	$4,309	$5,052

Earnings per share:
Basic	$0.27	$(0.14)	$0.28	$0.33
Diluted	$0.27	$(0.14)	$0.27	$0.32

	Fiscal 2011 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$66,688	$71,102	$75,210	$77,248
Income from operations	6,945	7,043	5,658	6,942
Income before provision for income taxes	7,166	7,620	6,138	7,530

Net income	$4,593	$4,884	$3,934	$5,113

Earnings per share:
Basic	$0.30	$0.31	$0.25	$0.32
Diluted	$0.29	$0.30	$0.24	$0.31

(1)	Includes a non-cash charge of $1.9 million associated with the cancellation of certain stock options and a $7.4 million non-cash charge resulting from the write-off of capitalized software in the quarter ended September 30, 2009.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2011. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.
     No changes in our internal control over financial reporting occurred during fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     See Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for the Report of Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
     See “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of stockholders, referred to as the “2011 proxy statement,” which we will file with the SEC on or before 120 days after our 2011 fiscal year-end of March 31, 2011, and which appears in the 2011 proxy statement, including under the captions “Proposal No. 1—Election of Directors,” “Board Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
     We have adopted a code of ethics for our senior financial officers that applies to all of our senior financial officers, including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions. The code of ethics for finance team members is available to the public in the “The Firm—Investor Relations—Governance” section of the Company’s website at www.advisoryboardcompany.com. Any person may request a copy of the code of ethics for finance team members, without charge, by writing to us at The Advisory Board Company, 2445 M Street, N.W., Washington, DC 20037, Attention: Corporate Secretary. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for our senior financial officers by posting such information on our website.
Item 11. Executive Compensation.
     Information required by this Item 11 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Board Corporate Governance Matters,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Potential Payments Upon Termination of Employment or Change of Control.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information required by this Item 12 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Security Ownership” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Information required by this Item 13 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the caption “Board Corporate Governance Matters.”
Item 14. Principal Accounting Fees and Services.
     Information required by this Item 14 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the caption “Proposal No. 2—Ratification of the Selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending March 31, 2012.”

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
(1) The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2010 and 2011
Consolidated Statements of Income for the years ended March 31, 2009, 2010, and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2009, 2010, and 2011
Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2010, and 2011
Notes to Consolidated Financial Statements.
(2) Except as provided below, all financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.
Schedule II — Valuation and Qualifying Accounts
(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission (the “Commission”) on October 29, 2001.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.2*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.3*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.4*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6	Form of Indemnification Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Exhibit
Number	Description of Exhibit

10.7*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.8*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.9*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.10*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.11*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.12*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.13*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008.

10.14*	The Advisory Board Company 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.15*	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.16*	Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.17*	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.18*	Employment Agreement, dated as of September 12, 2008, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Amended and Restated Employment Agreement, entered into as of November 3, 2010, by and between The Advisory Board Company and Frank J. Williams. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2010.

10.20*	Employment Agreement, dated as of September 12, 2008, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.21*	Employment Agreement, dated as of September 12, 2008, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.22	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.23	Agreement to Commercial Note and attachments thereto, dated, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.24	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006.

Exhibit
Number	Description of Exhibit

10.25	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company (the “Collaboration Agreement”). Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

10.26	Letter agreement, dated February 4, 2010, between The Advisory Board Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2009.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

THE ADVISORY BOARD COMPANY
SCHEDULE II — Valuation and Qualifying Accounts
(In thousands)

	Balance	Additions	Additions
	at	Charged	Charged to	Deductions	Balance
	Beginning	to	Other	From	at End of
	of Year	Revenue	Accounts	Reserve	Year
Year ending March 31, 2009
Allowance for uncollectible revenue	$2,977	$2,413	$—	$2,652	$2,738

	$2,977	$2,413	$—	$2,652	$2,738

Year ending March 31, 2010
Allowance for uncollectible revenue	$2,738	$3,452	$—	$2,578	$3,612

	$2,738	$3,452	$—	$2,578	$3,612

Year ending March 31, 2011
Allowance for uncollectible revenue	$3,612	$4,733	$—	$3,460	$4,885

	$3,612	$4,733	$—	$3,460	$4,885

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Advisory Board Company
Date: June 14, 2011	/s/ Robert W. Musslewhite
Robert W. Musslewhite,
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date
/s/ Robert W. Musslewhite Robert W. Musslewhite	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2011

/s/ Michael T. Kirshbaum Michael T. Kirshbaum	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	June 14, 2011

/s/ Frank J. Williams	Executive Chairman	June 14, 2011
Frank J. Williams

/s/ Sanju K. Bansal	Director	June 14, 2011
Sanju K. Bansal

/s/ Peter J. Grua	Director	June 14, 2011
Peter J. Grua

/s/ Kelt Kindick	Lead Director	June 14, 2011
Kelt Kindick

/s/ Mark R. Neaman	Director	June 14, 2011
Mark R. Neaman

/s/ Leon D. Shapiro	Director	June 14, 2011
Leon D. Shapiro

/s/ LeAnne M. Zumwalt	Director	June 14, 2011
LeAnne M. Zumwalt

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission (the “Commission”) on October 29, 2001.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.2*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.3*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.4*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6	Form of Indemnification Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.8*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.9*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.10*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.11*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.12*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.13*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008.

10.14*	The Advisory Board Company 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.15*	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

Exhibit
Number	Description of Exhibit
10.16*	Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.17*	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.18*	Employment Agreement, dated as of September 12, 2008, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Amended and Restated Employment Agreement, entered into as of November 3, 2010, by and between The Advisory Board Company and Frank J. Williams. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2010.

10.20*	Employment Agreement, dated as of September 12, 2008, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.21*	Employment Agreement, dated as of September 12, 2008, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.22	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.23	Agreement to Commercial Note and attachments thereto, dated, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.24	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006.

10.25	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company (the “Collaboration Agreement”). Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

10.26	Letter agreement, dated February 4, 2010, between The Advisory Board Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2009.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.