Form 10-Q
period 2011-06-30
ADVISORY BOARD CO
filed 2011-08-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
     As of August 1, 2011, the company had outstanding 16,199,922 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE ADVISORY BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,194	$30,378
Membership fees receivable, net	197,611	179,162
Prepaid expenses and other current assets	10,873	7,069
Deferred income taxes, net	6,317	5,894

Total current assets	249,995	222,503
Property and equipment, net	33,689	29,529
Intangible assets, net	17,845	18,450
Goodwill	67,155	67,155
Deferred incentive compensation and other charges	54,475	46,226
Deferred income taxes, net of current portion	8,659	9,646
Other non-current assets	11,500	11,500
Marketable securities	83,565	86,179

Total assets	$526,883	$491,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$240,205	$223,876
Accounts payable and accrued liabilities	58,670	51,957
Accrued incentive compensation	4,922	13,609

Total current liabilities	303,797	289,442
Long-term deferred revenue	49,840	42,139
Other long-term liabilities	14,238	11,015

Total liabilities	367,875	342,596

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 22,766,387 and 22,530,909 shares issued as of June 30, 2011 and March 31, 2011, respectively, and 16,201,680 and 16,010,238 shares outstanding as of June 30, 2011 and March 31, 2011, respectively	228	225
Additional paid-in capital	274,992	267,242
Retained earnings	168,320	164,449
Accumulated elements of other comprehensive income (loss)	950	(120)
Treasury stock, at cost 6,564,707 and 6,520,671 shares as of June 30, 2011 and March 31, 2011, respectively	(285,482)	(283,204)

Total stockholders’ equity	159,008	148,592

Total liabilities and stockholders’ equity	$526,883	$491,188

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2011	2010
Revenue	$81,615	$66,688
Costs and expenses:
Cost of services	45,490	34,632
Member relations and marketing	17,980	15,200
General and administrative	10,823	8,221
Depreciation and amortization of property and equipment	1,925	1,690

Income from operations	5,397	6,945
Other income, net	797	221

Income before provision for income taxes	6,194	7,166
Provision for income taxes	(2,323)	(2,573)

Net income	$3,871	$4,593

Earnings per share:
Net income per share — basic	$0.24	$0.30
Net income per share — diluted	$0.23	$0.29
Weighted average number of shares outstanding:
Basic	16,118	15,548
Diluted	16,897	15,990
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,871	$4,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,925	1,690
Amortization of intangible assets	1,049	1,123
Deferred income taxes	(13)	(127)
Excess tax benefits from stock-based awards	(869)	(618)
Stock-based compensation expense	2,715	2,306
Amortization of marketable securities premiums	264	191
Changes in operating assets and liabilities:
Membership fees receivable	(18,449)	(15,795)
Prepaid expenses and other current assets	(2,935)	(130)
Deferred incentive compensation and other charges	(8,249)	773
Deferred revenues	24,030	15,231
Accounts payable and accrued liabilities	6,713	(3,996)
Accrued incentive compensation	(8,687)	(9,144)
Other long-term liabilities	3,223	(153)

Net cash provided by / (used in) operating activities	4,588	(4,056)

Cash flows from investing activities:
Purchases of property and equipment	(6,085)	(1,515)
Capitalized external use software development costs	(444)	(283)
Cash paid for acquisition, net of cash acquired	—	(36,012)
Redemptions of marketable securities	4,000	11,850
Purchases of marketable securities	—	(8,026)

Net cash used in investing activities	(2,529)	(33,986)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	5,359	3,512
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(1,250)	(352)
Proceeds from issuance of common stock under employee stock purchase plan	57	40
Excess tax benefits from stock-based awards	869	618
Purchases of treasury stock	(2,278)	(2,000)

Net cash provided in financing activities	2,757	1,818

Net increase / (decrease) in cash and cash equivalents	4,816	(36,224)
Cash and cash equivalents, beginning of period	30,378	61,238

Cash and cash equivalents, end of period	$35,194	$25,014

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,393	$4,071
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
     The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provides best practices research and analysis, business intelligence and software tools, and management and advisory services to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions through discrete programs. Members of each program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence and software tools.
     The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2011 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three months ended June 30, 2011 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2012, or any other period.
Note 2. Summary of significant accounting policies
     Except to the extent updated or described below, a detailed description of the Company’s significant accounting policies is included in the Company’s 2011 annual report on Form 10-K filed with the SEC on June 14, 2011. The following notes should be read in conjunction with such policies and other disclosures contained therein.
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
     In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition with multiple elements for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple element arrangements and expands the disclosure requirements for revenue recognition. This guidance was adopted prospectively by the Company on April 1, 2011, and as a result, the Company has updated its accounting policy for revenue recognition related to multiple-deliverable arrangements. The Company has historically and will continue to recognize the majority of its revenue on a ratable basis over the term of the memberships. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Multiple deliverable arrangements
     The Company’s membership agreements with its customers generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: best practices research; executive education curricula; web-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and business intelligence software tools. Access to the previously mentioned deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables the Company reviews the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If the Company determines that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes vendor specific objective evidence (“VSOE”) if available; third-party evidence (“TPE”) if VSOE is not available; or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.
     The Company’s membership programs contain certain deliverables that do not have standalone value and therefore are not accounted for separately. In general, the deliverables in membership programs are consistently available throughout the membership period, and, as a result, the consideration is recognized ratably over the membership period. When a service offering includes unlimited and limited service offerings, revenue is then recognized over the appropriate service period, either ratably, if the service is consistently available, or, if the service is not consistently available, upon the earlier of, the delivery of the service or the completion of the membership period, provided that the all other criteria for recognition have been met.
     Certain membership programs incorporate hosted business intelligence and software tools. In many of these agreements, members are charged set up fees in addition to subscription fees for access to the hosted web-based business intelligence tools and related membership services. Both set up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally one to three years and is consistent with the pattern of the delivery of services under these arrangements. Upon launch of a new program that incorporates a business intelligence software tool, all program revenue is deferred until the program is generally available for release to the Company’s membership, and then recognized ratably over the remainder of the contract term of each agreement.
     One of the Company’s programs includes delivered software together with implementation services, technical support, and related membership services. For these arrangements, the Company separates the fair value of the technical support and related membership services from the total value of the contract based on VSOE of fair value. The fees related to the software and implementation services are bundled and recognized as implementation services are performed using project hours as the basis to measure progress towards completion. Fees associated with the technical support and related membership services are recorded as revenue ratably over the term of the agreement, beginning when all other elements have been delivered. Multiple contracts with a single member are treated as separate arrangements for revenue recognition purposes.
     The Company also performs professional services sold under separate agreements that include management and consulting services. The Company recognizes professional services revenues on a time-and-materials basis as services are rendered.
Note 3. Recent accounting pronouncements
Recently adopted
     In October 2009, the FASB amended the accounting standards for revenue arrangements with software elements. The amended guidance modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. This guidance was adopted by the Company on April 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.
     The Company adopted the amended accounting standards for revenue recognition with multiple elements on April 1, 2011 as discussed in Note 2, “Summary of significant accounting policies.”
Accounting pronouncements not yet adopted
     In May 2011, the FASB issued Accounting Standards Update 2011-4, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This accounting update represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. The new guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating the impact of this new accounting update and has not yet determined its impact on the Company’s condensed consolidated financial statements.
     In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its results of operations or financial position.
Note 4. Marketable securities
     The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of June 30, 2011
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$20,044	$20,037	$213	$206
Tax exempt obligations of other states	63,521	62,052	1,705	236

	$83,565	$82,089	$1,918	$442

	As of March 31, 2011
			Gross	Gross
	Fair	Amortized	unrealized	unrealized
	value	cost	gains	losses
U.S. government agency obligations	$23,721	$24,042	$164	$485
Tax exempt obligations of other states	62,458	62,310	1,109	961

	$86,179	$86,352	$1,273	$1,446

     The following table summarizes marketable securities maturities (in thousands):

	As of June 30, 2011
	Fair market	Amortized
	value	cost
Matures in less than 1 year	$—	$—
Matures after 1 year through 5 years	34,911	33,516
Matures after 5 years through 10 years	48,654	48,573

	$83,565	$82,089

     The gross realized losses on sales of available-for-sale investments were $124,000 in the three months ended June 30, 2010. Other than redemptions upon maturity, there were no sales during the three months ended June 30, 2011.
     The weighted average maturity on all marketable securities held by the Company as of June 30, 2011 was approximately 5.0 years. Pre-tax net unrealized gains on the Company’s investments of $1.5 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, none is related to investments that mature before June 30, 2012. The Company purchased certain of its investments at a premium or discount to their relative fair values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity; therefore, the Company does not consider these investments to be other than temporarily impaired as of June 30, 2011. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.

Note 5. Acquisitions
Cielo
     On February 1, 2011, the Company acquired for cash substantially all the assets of Cielo MedSolutions, LLC (“Cielo”), a leading provider of population management analytics and patient registry software in the ambulatory environment. The Company acquired Cielo to enhance its existing suite of physician performance management solutions through the addition of analytics and workflow tools that give providers visibility across a patient population to enable appropriate clinical decisions. The total purchase price of $11.7 million consisted of an initial payment of $7.3 million of cash and the fair value of estimated additional contingent cash payments of $4.4 million. These additional contingent payments will become due and payable to the former owner of the Cielo business if certain product development and subscription milestones are met over the evaluation periods beginning at the acquisition date and extending through July 31, 2012. The Company allocated $3.8 million to intangible assets with a weighted average amortization period of five years and allocated $8.1 million to goodwill, which represents synergistic benefits expected to be generated from scaling Cielo’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.
     The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of February 1, 2011. The Company’s fair value of identifiable tangible and intangible assets was determined by management taking into account a valuation using an income approach from a market participant perspective, and estimates and assumptions provided by management. Of the total estimated purchase price, $0.4 million was allocated to acquired assets, $0.4 million was allocated to assumed liabilities, and $3.8 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $3.0 million and customer relationships and employee related intangibles of $0.8 million.
     The financial results of Cielo are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Concuity
     On April 1, 2010, the Company acquired for cash all outstanding shares of the health care division of Trintech Group plc (“Concuity”), a leading provider of a contract and payment management solution for hospitals and physician groups. The Company acquired Concuity to supplement its revenue cycle portfolio by incorporating Concuity’s web-based ClearContracts software tool into a new program. The total purchase price consisted of an initial payment of $34.0 million, and an additional $4.0 million placed into escrow, which can be released through December 31, 2011 as certain business performance and indemnity conditions are satisfied. The Company allocated $11.3 million to intangible assets with a weighted average amortization period of five years. Approximately $21.8 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling Concuity’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.
Note 6. Other non-current assets
     In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers. In addition, the Company entered into a licensing agreement with that company. The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of June 30, 2011 is $5.0 million and is included in other non-current assets on the Company’s consolidated balance sheets. The convertible preferred stock carries a dividend rate of 8% that is payable if and when declared by the investee’s board of directors, none of which have been declared by the investee and recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended June 30, 2011 or 2010.
Note 7. Property and equipment
     Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain of its membership programs, the Company provides software tools under hosting arrangements where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and only receive access to the software tools during the term of their membership agreement. Software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs and payroll-

related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
     The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization of property and equipment on the Company’s consolidated statements of income. Developed software obtained through acquisitions is amortized over its weighted average estimated useful life of approximately seven years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization of property and equipment for the three months ended June 30, 2011 and 2010 was approximately $0.2 million and $0.1 million, respectively.
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

	As of
	June 30,	March 31,
	2011	2011
Leasehold improvements	$15,984	$15,734
Furniture, fixtures and equipment	19,759	18,472
Software	35,037	30,524

	70,780	64,730
Accumulated depreciation and amortization	(37,091)	(35,201)

Property and equipment, net	$33,689	$29,529

     The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any impairment losses on any of its long-lived assets during the three months ended June 30, 2011 or 2010.
Note 8. Goodwill and other intangibles
     Included in the Company’s goodwill and other intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended June 30, 2011 or 2010. There was no impairment of goodwill recorded in the three months ended June 30, 2011 or 2010.
     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to ten years. As of June 30, 2011, the weighted average remaining useful life of acquired intangibles was approximately 4.8 years. As of June 30, 2011, the weighted average remaining useful life of internally developed intangibles was approximately 3.9 years.
     The gross and net carrying balances and accumulated amortization of other intangibles are as follows (in thousands):

	As of June 30, 2011			As of March 31, 2011
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Other Intangibles
Internally developed intangible for sale:
Capitalized software	$5,322	$(1,435)	$3,887	$4,695	$(1,173)	$3,522
Acquired intangibles:
Developed software	6,250	(1,563)	4,687	6,250	(1,250)	5,000
Customer relationships	8,200	(1,650)	6,550	8,200	(1,320)	6,880
Trademarks	2,000	(606)	1,394	2,000	(500)	1,500
Non-compete agreements	750	(238)	512	750	(205)	545
Customer contracts	3,599	(2,784)	815	3,599	(2,596)	1,003

Total other intangibles	$26,121	$(8,276)	$17,845	$25,494	$(7,044)	$18,450

     Amortization expense for other intangible assets for the three months ended June 30, 2011, and 2010, recorded in cost of services on the accompanying consolidated statements of income, was approximately $1.2 million and $1.3 million, respectively. The following approximates the anticipated aggregate amortization expense to be recorded in cost of services on the consolidated statements of income for the remaining nine months of the fiscal year ending March 31, 2012 and for each of the fiscal years ending March 31, 2013 through 2016: $3.1 million, $4.1 million, $4.0 million, $3.6 million, and $0.9 million, respectively, and $1.4 million thereafter.
Note 9. Fair value measurements
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
     Contingent earn-out liabilities: This represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out periods. Contingent earn-out liabilities are included in other long-term liabilities on the accompanying consolidated balance sheets. See Note 5, “Acquisitions,” for further details.
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
     Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2 or Level 3 during the three months ended June 30, 2011 or 2010.

     The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value	Fair value measurement as of June 30, 2011
	as of June 30,	using fair value hierarchy
	2011	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$35,194	$35,194	—	—
Available-for-sale marketable securities (2)	83,565	83,565	—	—
Financial liabilities
Contingent earn-out liabilities (3)	18,700	—	—	18,700

	Fair value	Fair value measurement as of March 31, 2011
	as of March 31,	using fair value hierarchy
	2011	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$30,378	$30,378	—	—
Available-for-sale marketable securities (2)	86,179	86,179	—	—
Financial liabilities
Contingent earn-out liabilities (3)	15,500	—	—	15,500

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using quoted market prices of the assets. For further detail, see Note 4, “Marketable securities.”

(3)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.
     The Company’s fair value estimate of the earn-out liability related to its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (“Southwind”) in December 2009 was $5.6 million as of the date of acquisition. The final amount paid will be made in a combination of cash and/or the Company’s common stock. The Company’s fair value estimate of the Concuity earn-out liability, which is payable in cash, was $4.0 million as of the date of acquisition. The Company’s fair value estimate of the Cielo earn-out liability, which is payable in cash, was $4.4 million as of the date of acquisition. Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements and discount rates, are recognized in earnings in the periods when the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Beginning balance	$15,500	$5,600
Fair value change in Southwind contingent earn-out liability (1)	3,200	400
Addition of Concuity contingent earn-out liability	—	4,000

Ending balance	$18,700	$10,000

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.
Non-financial assets and liabilities
     Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis; that is, such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of June 30, 2011, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Note 10. Stock-based compensation
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
     The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 1,055,000, plus the shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2006 Plan and the 2009 Plan have a five year maximum contractual term. As of June 30, 2011, there were 508,081 shares available for issuance under the 2005 Plan and 1,422 shares available for issuance under the 2009 Plan.
     Stock option activity. During the three months ended June 30, 2011 and 2010, the Company granted a total of 255,706 and 271,500 stock options, respectively, with weighted average exercise prices of $48.49 and $33.34, respectively. The weighted average fair values of the stock option grants are listed in the stock option valuation section below. During the three months ended June 30, 2011 and 2010, participants exercised 186,871 and 120,119 stock options, respectively, for a total intrinsic value of $4.2 million and $1.2 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.
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
     The following average key assumptions were used in the valuation of stock options granted in each respective period:

	Three Months Ended June 30,
	2011	2010 (1)
Stock option grants:
Risk-free interest rate	1.27% - 2.22%	1.63% - 2.56%
Expected lives in years	4.0	3.9
Expected volatility	36.7% - 41.6%	36.7% - 42.1%
Dividend yield	0.0%	0.0%
Weighted average exercise price of options granted	$48.49	$33.34
Weighted average grant date fair value of options granted	$15.87	$10.82
Number of shares granted	255,706	271,500

(1)	Includes 45,000 stock options that were issued with market-based conditions to an employee. The Company calculated the fair value of these stock option awards on the date of grant at $9.82 per share using a lattice option-pricing model. The significant assumptions used were as follows: risk-free interest rate of 1.71%; expected term of 3.3 years; expected volatility of 38.35%; dividend yield of 0.0%; and a weighted average exercise price of $34.27 per share.

     Restricted stock unit activity and valuation. RSUs are equity settled stock-based compensation arrangements of a number of shares of the Company’s common stock. During the three months ended June 30, 2011, the Company granted 219,998 RSUs, of which 3,000 RSUs were issued with performance-based conditions to an employee. During the three months ended June 30, 2011, the Company granted 252,114 RSUs. The weighted average grant date fair value of RSUs granted for the three months ended June 30, 2011 and 2010 was $48.49 and $33.16, respectively, the majority of which vest in four equal annual installments on the anniversary of the grant date. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. Compensation expense for RSU awards is recognized over the vesting period on a straight-line basis. During the three months ended June 30, 2011 and 2010, participants vested in 72,486 and 45,587 RSUs, respectively, for a total intrinsic value of $3.8 million and $1.7 million, respectively. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price at the vesting date. During the three months ended June 30, 2011 and 2010, 24,435 and 16,290 shares, respectively, were withheld to satisfy minimum employee tax withholding.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized for issuance under the ESPP. As of June 30, 2011, a total of 754,196 shares were available for issuance under the ESPP. During the three months ended June 30, 2011 and 2010, the Company issued 1,036 and 983 shares, respectively, under the ESPP at an average price of $54.99 and $40.81 per share, respectively. Compensation expense was not recorded for the ESPP during the three months ended June 30, 2011 and 2010.
Compensation expense
     The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs and for shares issued under the Company’s ESPP, for the three months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2011	2010
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$843	$687
Member relations and marketing	501	432
General and administrative	1,371	1,187
Depreciation	—	—

Total costs and expenses	$2,715	$2,306

Income from operations	$(2,715)	$(2,306)

Net income	$(1,697)	$(1,478)

Impact on diluted earnings per share	$(0.10)	$(0.09)

     There are no stock-based compensation costs capitalized as part of the cost of an asset.
     Stock-based compensation expense by award type is below (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Stock-based compensation by award type:
Stock options	$1,123	$865
Restricted stock units	1,592	1,441

Total stock-based compensation	$2,715	$2,306

     As of June 30, 2011, $26.2 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.6 years.

Tax benefits
     The benefits of tax deductions in excess of recognized book compensation expense are reported as a financing cash inflow in the accompanying consolidated statements of cash flows. Approximately $0.9 million and $0.6 million of tax benefits associated with the exercise of employee stock options were recorded as cash from financing activities in June 30, 2011 and 2010, respectively.
Note 11. Earnings per share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for the three months ended June 30, 2011 and 2010 includes 55,187 and 34,916 contingently issuable shares, respectively, related to the component of the Southwind earn-out estimated to be settled in stock. For additional information regarding these shares, see Note 9, “Fair value measurements.”
     A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Basic weighted average common shares outstanding	16,118	15,548
Dilutive impact of stock options	615	318
Dilutive impact of restricted stock units	108	68
Dilutive impact of earn-out liability	56	56

Diluted weighted average common shares outstanding	16,897	15,990

     The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Anti-dilutive stock options and restricted stock units	270	1,313
Note 12. Accumulated other comprehensive income
     Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the three months ended June 30, 2011 and 2010 was $4.9 million and $4.8 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are composed solely of net unrealized gains and losses on marketable securities net of applicable income taxes.
Note 13. Income taxes
     The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for either of the three month periods ended June 30, 2011 or 2010. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2005.

Note 14. Stockholders’ equity
     During the three months ended June 30, 2011 and 2010, the Company repurchased 44,036 and 52,340 shares of its common stock at a total cost of approximately $2.3 million and $2.0 million, respectively, pursuant to its share repurchase program. The total amount of common stock purchased under the program as of June 30, 2011 was 7,564,707 shares, respectively, at a total cost of $318.6 million. Of these repurchased shares, 1,000,000 shares have been retired and resumed the status of authorized and unissued shares. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of June 30, 2011, the remaining authorized repurchase amount was $31.4 million.
Note 15. Subsequent events
     On August 1, 2011, the Company completed the acquisition of substantially all of the assets of PivotHealth, LLC (“PivotHealth”) a leading physician practice management firm. The Company acquired PivotHealth to supplement its existing physician practice management capabilities and provide new growth opportunities with the addition of PivotHealth’s expertise in long-term physician practice management. The total purchase price consists of an initial payment of $15.0 million; estimated additional contingent cash payments of $3.5 million based on business performance over a three-year evaluation period beginning on the acquisition date and payable in November 2014; and an additional $1.9 million placed into escrow, which can be released across the next 12 months as certain indemnity conditions are satisfied. The Company is in the process of finalizing the purchase price allocation and valuation of certain intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its subsidiaries.
     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2011, or the “2011 Form 10-K,” filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
Executive Overview
     We provide best practices research and analysis, business intelligence and software tools, and management and advisory services to approximately 3,200 organizations, including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions through 51 discrete programs. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.
     Our four key areas of focus for fiscal 2012 are to continue to deliver world-class programs that drive significant returns for our members and ensure member loyalty through outstanding value delivery; to make select investments to capture the unique opportunities presented by current healthcare market conditions, through developing and launching new programs and acquiring products, services, and technologies that improve performance for our members; to integrate our recent acquisitions into our broader portfolio of services; and to attract, develop, engage, and retain world class talent across our organization. Success in all of these areas requires very strong execution across our business, and we have a heavy focus on setting each team up to manage against and hit high goals in each area of our operations.
     Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as quality content on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 22.4% in the three months ended June 30, 2011 over the prior year period. Our contract value increased 21.2% to $332.5 million as of June 30, 2011 from $274.4 million as of June 30, 2010. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the initial term or remaining duration of any such agreement.
     As of June 30, 2011, memberships in 41 of our programs were renewable at the end of their membership contract term. Contract terms for these memberships generally run one, two, or three years. Our other ten programs provide management and advisory services. Memberships in these ten programs help members accelerate the adoption of best practices profiled in our research studies and are not individually renewable. In each of our programs, we generally invoice and collect fees in advance of accrual revenue.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization of property and equipment expenses. Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research personnel, in-house faculty, software developers, and consultants; the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; and costs of developing and supporting our web-based content and business intelligence and software tools. Member relations and marketing includes the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives; travel and entertainment expenses; training of personnel; sales and marketing materials; and associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development, and other administrative functions. Depreciation and amortization of property and equipment expense includes the cost of depreciation of our property and equipment, amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs, and amortization of acquired developed technology. Included in our operating costs for each period presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.

Critical Accounting Policies
     Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, or “GAAP,” require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. In our 2011 Form 10-K, we have discussed those material accounting policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our material accounting policies since our last fiscal year ended March 31, 2011 other than the adoption of the amended accounting standards for revenue recognition with multiple elements for revenue arrangements, which is discussed in Note 2 to the consolidated financial statements. Analyzing arrangements to identify the deliverables, determine if they can be accounted for as separate units of accounting, and measure and allocate arrangement consideration requires the application of judgment and interpretation by management.
Non-GAAP Financial Presentation
     This management’s discussion and analysis presents supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These financial measures, which are considered “non-GAAP financial measures” under SEC rules, are referred to as adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. See “Non-GAAP Financial Measures” below for definitions and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.
Results of Operations
     The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended
	June 30,
	2011	2010
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services	55.7%	51.9%
Member relations and marketing	22.0%	22.8%
General and administrative	13.3%	12.3%
Depreciation and amortization of property and equipment	2.4%	2.5%

Total costs and expenses	93.4%	89.6%
Income from operations	6.6%	10.5%
Other income, net	1.0%	0.3%

Income before provision for income taxes	7.6%	10.8%
Provision for income taxes	-2.9%	-3.9%

Net income	4.7%	6.9%

     Three months ended June 30, 2011 compared to the three months ended June 30, 2010
     Overview. Net income decreased from $4.6 million in the three months ended June 30, 2010 to $3.9 million in the three months ended June 30, 2011. The decrease in net income was due to a $3.2 million fair value adjustment to our acquisition-related earn-out liability. Adjusted net income increased 18% from $7.1 million in the three months ended June 30, 2010 to $8.4 million in the three months ended June 30, 2011, and adjusted EBITDA increased 18% from $12.4 million in the three months ended June 30, 2010 to $14.6 million in the three months ended June 30, 2011. The increases in adjusted net income and adjusted EBITDA during the three months ended June 30, 2011 were due to increased revenue, which was partially offset by costs associated with the launch of new programs and an increase in the number of new sales teams.
     Revenue. Revenue increased 22.4% from $66.7 million in the three months ended June 30, 2010 to $81.6 million in the three months ended June 30, 2011. Our contract value increased 21.2% from $274.4 million as of June 30, 2010 to $332.5 million as of June 30, 2011. The increase in revenue in the three months ended June 30, 2011 over the three months ended June 30, 2010 was primarily due to the cross-selling of existing programs to existing members, the introduction and expansion of new programs, the addition of new member organizations, and, to a lesser degree, price increases. We offered 46 membership programs as of June 30, 2010 and 51 as of June 30, 2011.
     Cost of services. Cost of services increased from $34.6 million in the three months ended June 30, 2010 to $45.5 million in the three months ended June 30, 2011. As a percentage of revenue, cost of services was 51.9% for the three months ended June 30,

2010 and 55.7% for the three months ended June 30, 2011. The increase of $10.9 million for the three months ended June 30, 2011 was primarily due to a $3.2 million fair value adjustment to an acquisition-related earn-out liability, as well as an increase of $6.1 million in personnel, meetings, and deliverable costs incurred to support the expansion of growing programs, and an increase of $1.7 million in travel and related expenses to serve our expanding member base.
     Member relations and marketing. Member relations and marketing expense increased 18.3% from $15.2 million in the three months ended June 30, 2010 to $18.0 million in the three months ended June 30, 2011. As a percentage of revenue, member relations and marketing expense in the three months ended June 30, 2010 and 2011 was 22.8% and 22.0%, respectively. The increase in member relations and marketing expense during the three months ended June 30, 2011 was primarily attributable to an increase in sales staff and related travel and other associated costs, as well as an increase in member relations personnel and related costs required to serve the expanding membership base. During the three months ended June 30, 2011 and 2010, we had an average of 145 and 129 new business development teams, respectively.
     General and administrative. General and administrative expense increased from $8.2 million in the three months ended June 30, 2010 to $10.8 million in the three months ended June 30, 2011. As a percentage of revenue, general and administrative expense increased to 13.3% in the three months ended June 30, 2011 from 12.3% in the three months ended June 30, 2010. The increase of $2.6 million in general and administrative costs for the three months ended June 30, 2011 was primarily due an increase in new product development costs of $1.0 million and, to a lesser extent, increased recruiting, human resources, and finance personnel costs incurred to support our growing employee base.
     Depreciation and amortization of property and equipment. Depreciation expense increased from $1.7 million, or 2.5% of revenue, in the three months ended June 30, 2010, to $1.9 million, or 2.4% of revenue, in the three months ended June 30, 2011. The increase was primarily due to increased amortization expense from technology acquired in the Cielo MedSolutions, LLC (“Cielo”) acquisition.
     Other income, net. Other income, net increased from $0.2 million in the three months ended June 30, 2010 to $0.8 million in the three months ended June 30, 2011. Other income, net consists of interest income and foreign exchange rate gains and losses. Higher average cash and investment balances contributed an increase in interest income from $0.3 million in the three months ended June 30, 2010 to $0.6 million in the three months ended June 30, 2011. We recognized foreign exchange losses of $76,000 and foreign exchange gains of $212,000 during the three months ended June 30, 2010 and 2011, respectively, due to the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.
     Provision for income taxes. Our provision for income taxes was $2.6 million and $2.3 million in the three months ended June 30, 2010 and 2011, respectively. Our effective tax rate in the three months ended June 30, 2010 and 2011 was 35.9% and 37.5%, respectively. The increase in our effective tax rate for the three months ended June 30, 2011 was primarily due to the effect that higher estimated net income for fiscal year 2012, when compared to fiscal year 2011, has on our effective rate when compared to the fixed nature of our Washington D.C. tax credits that we receive under the New E-conomy Transformation Act of 2000.
     Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans and for shares issued under our employee stock purchase plan for the three months ended June 30, 2011 and 2010 (in thousands except per share amounts):

	Three Months Ended
	June 30,
	2011	2010
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$844	$687
Member relations and marketing	500	432
General and administrative	1,371	1,187
Depreciation	—	—

Total costs and expenses	2,715	2,306

Income from operations	(2,715)	(2,306)

Net income	$(1,697)	$(1,478)

Impact on diluted earnings per share	$(0.10)	$(0.09)

     There are no stock-based compensation costs capitalized as part of the cost of an asset.

     As of June 30, 2011, $26.2 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.6 years.
Non-GAAP Financial Measures
     The tables below present information for the fiscal periods indicated about our adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” as earnings before other income, net, which includes interest income and foreign currency losses and gains; income taxes; depreciation and amortization of property and equipment; amortization of acquisition-related intangibles and capitalized software included in cost of services; costs associated with acquisitions; share-based compensation expense; and fair value adjustments made to our acquisition-related earn-out liabilities. We define “adjusted net income” as net income excluding the net of tax effect of share-based compensation expense; amortization of acquisition-related intangibles; costs associated with acquisitions; and fair value adjustments made to our acquisition-related earn-out liabilities. We define “non-GAAP earnings per diluted share” as net income per share excluding the net of tax effect of share-based compensation expense; amortization of acquisition-related intangibles; costs associated with acquisitions; and fair value adjustments made to our acquisition-related earn-out liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Presentation” in our 2011 Form 10-K for our reasons for including these financial measures in this report and for a description of material limitations with respect to the usefulness of such measures.
     A reconciliation of adjusted EBITDA, adjusted net income and non-GAAP earnings per diluted share to the most directly comparable GAAP financial measures is provided below (in thousands).

	Three Months Ended
	June 30,
	2011	2010
Net income	$3,871	$4,593
Provision for income taxes	2,323	2,573
Other income, net	(797)	(221)
Depreciation and amortization of property and equipment	1,925	1,377
Amortization of intangibles (1)	1,199	1,335
Acquisition charges	144	—
Fair value adjustments to acquisition-related earn-out liabilities	3,200	400
Share-based compensation expense	2,715	2,306

Adjusted EBITDA	$14,580	$12,363

(1)	Consists of those amounts included in cost of services on our consolidated statements of income.

	Three Months Ended
	June 30,
	2011	2010
Net income	$3,871	$4,593
Amortization of acquisition-related intangibles, net of tax	750	820
Acquisition charges, net of tax	90	—
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	2,000	256
Share-based compensation, net of tax	1,697	1,478

Adjusted net income	$8,408	$7,147

	Three Months Ended
	June 30,
	2011	2010
GAAP earnings per diluted share	$0.23	$0.29
Amortization of acquisition-related intangibles, net of tax	0.04	0.05
Acquisition charges, net of tax	0.01	—
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	0.12	0.02
Share-based compensation, net of tax	0.10	0.09

Non-GAAP earnings per diluted share	$0.50	$0.45

Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity. We believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases and potential acquisitions, during at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $118.8 million and $116.6 million as of June 30, 2011 and March 31, 2011, respectively. We expended $2.3 million and $2.0 million in cash to purchase shares of our common stock through our share repurchase program during the three months ended June 30, 2011 and 2010, respectively. We have no long-term indebtedness.
     Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the first quarter of our fiscal year typically provides the lowest quarterly cash flows from operations. Net cash flows provided by operating activities were $4.6 million in the three months ended June 30, 2011, compared to net cash flows used in operating activities of $4.1 million in the three months ended June 30, 2010. The increase in net cash flows provided by operating activities during the current period was primarily due to acceleration in contract value and deferred revenue growth, as well as an increase in adjusted net income.
     Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $2.5 million and $34.0 million in the three months ended June 30, 2011 and 2010, respectively. Investing activities during the three months ended June 30, 2011 consisted primarily of capital expenditures of $6.5 million, partially offset by proceeds on the redemption and sales of marketable securities of $4.0 million. Investing activities during the three months ended June 30, 2010 consisted primarily of $36.0 million used in our acquisition of the health care division of Trintech Group plc (“Concuity”) and the related escrow, partially offset by the net proceeds on the redemption and sales of marketable securities of $3.8 million. Capital expenditures for the three months ended June 30, 2010 were $1.8 million.
     Cash flows from financing activities. We had net cash flows provided by financing activities of $2.8 million and $1.8 million in the three months ended June 30, 2011 and 2010, respectively. Financing activities during the three months ended June 30, 2011 primarily consisted of $5.4 million from the issuance of common stock upon the exercise of stock options, offset in part by share repurchase activity. Financing activities during the three months ended June 30, 2010 primarily consisted of $3.5 million from the issuance of common stock from the exercise of stock options, netted by share repurchase activity. We repurchased 44,036 shares at a total cost of approximately $2.3 million and 52,340 shares at a total cost of approximately $2.0 million in the three months ended June 30, 2011 and 2010, respectively, pursuant to our share repurchase program. Also in the three months ended June 30, 2011 and 2010, we withheld $1.3 million and $0.4 million in shares, respectively, to satisfy minimum employee tax withholding for vested restricted stock units.
Contractual Obligations
     Our 2011 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2011. Our December 31, 2009 acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of June 30, 2011, based on current facts and circumstances, we have increased the estimated the aggregate fair value of this contingent obligation to $10.3 million, which will be paid at various intervals, if earned, over the evaluation periods beginning on the acquisition date extending through December 31, 2014.
     In April 2010, we acquired all outstanding shares of Concuity. The consideration paid in connection with this acquisition included a contingent obligation to make additional payments based on the achievement of certain performance targets. As of June 30, 2011, we have estimated the aggregate fair value of this contingent obligation at $4.0 million, which we anticipate will be paid, if earned, on December 31, 2011.
     Our February 2011 acquisition of substantially all of the assets of Cielo included a contingent obligation to make additional cash payments if certain milestones were met. As of June 30, 2011, based on current facts and circumstances, we have estimated the aggregate fair value of this contingent obligation at $4.4 million which will be paid at various intervals, if certain product development and subscription milestones are met over the evaluation periods beginning at the acquisition date extending through July 31, 2012.

Off-Balance Sheet Arrangements
     As of June 30, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of June 30, 2011, our marketable securities consisted of $63.5 million in tax-exempt notes and bonds issued by various states, and $20.0 million in U.S. government agency securities. The weighted average maturity on all our marketable securities as of June 30, 2011 was approximately 5.0 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K, as we believe the effect of interest rate fluctuations would not be material.
     Foreign currency risk. Although they represent approximately 3% of our revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. In the three months ended June 30, 2011 and 2010, we recorded foreign currency exchange gains or (losses) of $212,000 and ($76,000), respectively, which are included in other income, net in our consolidated statements of income. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial position as of June 30, 2011.
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K. The risks discussed in our 2011 Form 10-K could materially affect our business, financial condition, and future results. The risks described in our 2011 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In January 2004, our Board of Directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for the Company’s first quarter of fiscal 2011 follows:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			Part of Publicly	Shares That May
	Total Number of	Average Price	Announced Plans or	Yet Be Purchased
	Shares Purchased	Paid Per Share	Programs	Under the Plan
April 1 to April 30, 2011	3,972	$50.42	3,972	$33,469,678
May 1 to May 31, 2011	—	$—	—	$33,469,678
June 1 to June 30, 2011	40,064	$51.86	40,064	$31,391,959

Total	44,036	$51.73	44,036

     As of June 30, 2011, we had repurchased a total of 7,564,707 shares under our repurchase program.
Item 6. Exhibits.
(a)	Exhibits:

*3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission (the “Commission”) on October 29, 2001.

**3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

#4.1	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

***101	XBRL (Extensible Business Reporting Language). The following materials from the Advisory Board Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011, (ii) Unaudited Consolidated Statements of Income for the Three Months Ended June 30, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on August 22, 2001.

**	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on November 14, 2007.

#	Incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on October 29, 2001.

***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY
Date: August 9, 2011	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
*3.1	Certificate of Incorporation of the Company, as amended. Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission (the “Commission”) on October 29, 2001.

**3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

#4.1	Form of Common Stock Certificate

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

***101	XBRL (Extensible Business Reporting Language). The following materials from the Advisory Board Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011, (ii) Unaudited Consolidated Statements of Income for the Three Months Ended June 30, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on August 22, 2001.

**	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on November 14, 2007.

#	Incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission on October 29, 2001.

***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.