Form 10-Q
period 2011-12-31
ADVISORY BOARD CO
filed 2012-02-09
CIK 1157377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of February 1, 2012, the registrant had outstanding 16,671,468 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,426	$30,378
Marketable securities	5,876	—
Membership fees receivable, net	267,003	179,162
Prepaid expenses and other current assets	9,829	7,069
Deferred income taxes, net	8,301	5,894

Total current assets	339,435	222,503
Property and equipment, net	45,876	29,529
Intangible assets, net	22,453	18,450
Goodwill	79,661	67,155
Deferred incentive compensation and other charges	54,630	46,226
Deferred income taxes, net of current portion	7,949	9,646
Investment in unconsolidated entity	9,391	—
Other non-current assets	8,600	11,500
Marketable securities	98,643	86,179

Total assets	$666,638	$491,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$304,733	$223,876
Accounts payable and accrued liabilities	62,855	51,957
Accrued incentive compensation	16,859	13,609

Total current liabilities	384,447	289,442
Long-term deferred revenue	67,191	42,139
Other long-term liabilities	20,340	11,015

Total liabilities	471,978	342,596

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 23,246,417 and 22,530,909 shares issued as of December 31, 2011 and March 31, 2011, respectively, and 16,614,027 and 16,010,238 shares outstanding as of December 31, 2011 and March 31, 2011, respectively	232	225
Additional paid-in capital	300,525	267,242
Retained earnings	181,575	164,449
Accumulated elements of other comprehensive income (loss)	2,112	(120)
Treasury stock, at cost 6,632,390 and 6,520,671 shares as of December 31, 2011 and March 31, 2011, respectively	(289,784)	(283,204)

Total stockholders’ equity	194,660	148,592

Total liabilities and stockholders’ equity	$666,638	$491,188

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenue	$100,043	$75,210	$274,589	$213,000
Costs and expenses:
Cost of services	54,237	41,232	152,235	113,091
Member relations and marketing	18,448	17,099	54,946	48,352
General and administrative	12,385	9,742	35,094	27,622
Depreciation and amortization of property and equipment	2,235	1,479	6,303	4,289

Income from operations	12,738	5,658	26,011	19,646
Other income, net	1,625	480	2,870	1,278

Income from continuing operations before provision for income taxes and equity in income (loss) of unconsolidated entity	14,363	6,138	28,881	20,924
Provision for income taxes	(5,702)	(2,204)	(11,146)	(7,512)
Equity in income (loss) of unconsolidated entity	(609)	—	(609)	—

Net income	$8,052	$3,934	$17,126	$13,412

Earnings per share:
Net income per share — basic	$0.49	$0.25	$1.05	$0.86
Net income per share — diluted	$0.46	$0.24	$1.00	$0.82

Weighted average number of shares outstanding:
Basic	16,476	15,796	16,298	15,663
Diluted	17,469	16,600	17,184	16,303

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$17,126	$13,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,303	4,289
Amortization of intangible assets	4,357	3,575
Deferred income taxes	(1,914)	(753)
Excess tax benefits from stock-based awards	(2,796)	(1,900)
Stock-based compensation expense	8,462	6,980
Amortization of marketable securities premiums	850	448
Gain on investment in common stock warrant	(1,100)	—
Equity in (income) loss of unconsolidated entity	609	—
Changes in operating assets and liabilities:
Membership fees receivable	(85,777)	(49,389)
Prepaid expenses and other current assets	1,262	(1,932)
Deferred incentive compensation and other charges	(8,404)	(9,975)
Deferred revenues	105,312	65,090
Accounts payable and accrued liabilities	13,228	8,792
Accrued incentive compensation	3,250	(665)
Other long-term liabilities	6,425	(4,341)

Net cash provided by operating activities	67,193	33,631

Cash flows from investing activities:
Purchases of property and equipment	(22,650)	(7,396)
Capitalized external use software development costs	(2,010)	(1,433)
Cash paid for acquisition, net of cash acquired	(16,829)	(35,120)
Investment in unconsolidated entity	(10,000)	—
Redemptions of marketable securities	16,000	20,080
Purchases of marketable securities	(31,748)	(40,544)

Net cash used in investing activities	(67,237)	(64,413)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	22,980	11,889
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(1,266)	(616)
Proceeds from issuance of common stock under employee stock purchase plan	162	139
Excess tax benefits from stock-based awards	2,796	1,900
Purchases of treasury stock	(6,580)	(6,495)

Net cash provided by financing activities	18,092	6,817

Net increase / (decrease) in cash and cash equivalents	18,048	(23,965)
Cash and cash equivalents, beginning of period	30,378	61,238

Cash and cash equivalents, end of period	$48,426	$37,273

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 and the Company’s quarterly report on Form 10-Q for subsequent quarters. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2011 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and nine months ended December 31, 2011 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2012, or any other period.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition with multiple elements for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. Additionally, the guidance eliminates the residual method of revenue recognition in accounting for multiple element arrangements and expands the disclosure requirements for revenue recognition. This guidance was adopted prospectively by the Company on April 1, 2011, and as a result, the Company has updated its accounting policy for revenue recognition related to multiple-deliverable arrangements. The Company has historically recognized and will continue to recognize the majority of its revenue on a ratable basis over the term of the memberships. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Multiple-deliverable arrangements

The Company’s membership agreements with its customers generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: best practices research; executive education curricula; web-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and business intelligence software tools. Access to such deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables, the Company reviews the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery, and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If the Company determines that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes vendor specific objective evidence (“VSOE”) if available; third-party evidence (“TPE”) if VSOE is not available; or best estimate of selling price if neither VSOE nor TPE is available.

The Company’s membership programs may contain certain deliverables that do not have standalone value and therefore are not accounted for separately. In general, the deliverables in membership programs are consistently available throughout the membership period, and, as a result, the consideration is recognized ratably over the membership period. When a service offering includes unlimited and limited service offerings, revenue is then recognized over the appropriate service period, either ratably, if the service is consistently available, or, if the service is not consistently available, upon the earlier of the delivery of the service or the completion of the membership period, provided that all other criteria for recognition have been met.

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

Note 3. Recent accounting pronouncements

Changes to GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an update which indefinitely defers the guidance related to the presentation of reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material effect on its results of operations or financial position.

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

Note 4. Marketable securities

The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	$25,220	$25,220	$25,220	$25,220
	As of December 31, 2011
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$25,220	$25,027	$193	$—
Tax exempt obligations of other states	79,299	76,223	3,124	48

	$104,519	$101,250	$3,317	$48

	$25,2202	$25,2202	$25,2202	$25,2202
	As of March 31, 2011
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$23,721	$24,042	$164	$485
Tax exempt obligations of other states	62,458	62,310	1,109	961

	$86,179	$86,352	$1,273	$1,446

The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2011
	Fair market value	Amortized cost
Matures in less than 1 year	$5,876	$5,749
Matures after 1 year through 5 years	40,998	37,696
Matures after 5 years through 10 years	57,645	57,805

	$104,519	$101,250

Gross realized losses on sales of available-for-sale investments were $124,000 in the nine months ended December 31, 2010. Other than redemptions upon maturity, there were no sales during the three and nine months ended December 31, 2011, nor during the three months ended December 31, 2010.

The weighted average maturity on all marketable securities held by the Company as of December 31, 2011 was approximately 5.0 years. Pre-tax net unrealized gains on the Company’s investments of $3.3 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $127,000 is related to investments that mature before December 31, 2012. The Company purchased certain of its investments at a premium or discount to their relative fair values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity; therefore, the Company does not consider these investments to be other than temporarily impaired as of December 31, 2011. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income in the consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.

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

Cielo

On February 1, 2011, the Company acquired for cash substantially all the assets of Cielo MedSolutions, LLC (“Cielo”), a leading provider of population management analytics and patient registry software in the ambulatory environment. The Company acquired Cielo to enhance its existing suite of physician performance management solutions through the addition of analytics and workflow tools that give providers visibility across a patient population to enable appropriate clinical decisions. The total purchase price of $11.7 million consisted of an initial payment of $7.3 million of cash and the initial fair value of estimated additional contingent cash payments of $4.4 million. These additional contingent payments, which will not exceed $7.3 million, will become due and payable to the former owner of the Cielo business if certain product development and subscription milestones are met over the evaluation periods beginning at the acquisition date and extending through July 31, 2012. In September 2011, the fair value of the additional contingent payments decreased to $4.1 million. As of December 31, 2011, the portion of the contingent payments relating to the product development milestones had been finalized and a total of approximately $3.0 million had been earned by the former owner of the Cielo business. The Company allocated $3.8 million to intangible assets with a weighted average amortization period of five years and allocated $8.1 million to goodwill, which represents synergistic benefits expected to be generated from scaling Cielo’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.

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

Concuity

On April 1, 2010, the Company acquired for cash all outstanding shares of the health care division of Trintech Group plc (“Concuity”), a leading provider of a contract and payment management solution for hospitals and physician groups. The Company acquired Concuity to supplement its revenue cycle portfolio by incorporating Concuity’s web-based ClearContracts software tool into a new program. The total purchase price consisted of an initial payment of $34.0 million, and an additional $4.0 million placed into escrow, which was to be released through December 31, 2011 as certain business performance and indemnity conditions were satisfied. At the time of the acquisition, and through September 30, 2011, the fair value of this contingent consideration was estimated to be $4.0 million. On December 31, 2011, it was determined that the business performance conditions were not satisfied. As a result, the $4.0 million escrow was released, and the Company recognized a gain through cost of services on the accompanying consolidated statements of income representing the reduction in the fair value of the contingent consideration liability from $4.0 million to zero. For additional information, see Note 10, “Fair value measurements.” The Company allocated $11.3 million to intangible assets with a weighted average amortization period of five years. Approximately $21.8 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling Concuity’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.

Note 6. Investment in unconsolidated entity

On August 31, 2011, the Company entered into an agreement with UPMC to establish Evolent Health, Inc. (“Evolent”) for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% and the right to appoint one person to Evolent’s board of directors. In addition, a member of the Company’s board of directors will serve as the chief executive officer for Evolent. The Company exercises significant influence over Evolent, but does not control Evolent and is not the primary beneficiary of Evolent’s activities. As such, the Company’s investment in Evolent is accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of income. As a result of the timing of the formation of Evolent in relation to the reporting period, the accompanying consolidated statements of income for the three and nine months ended December 31, 2011 reflect the Company’s equity in the loss of Evolent covering the period from September 1, 2011 through December 31, 2011. This investment will be evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. The Company believes that no such impairment indicators existed during the three months ended December 31, 2011.

Note 7. Other non-current assets

In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. The warrants are recorded at their fair value, which is $1.1 million as of December 31, 2011 and zero as of September 30, 2011 and March 31, 2011, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the warrants is recorded in other income, net in the Company’s consolidated statements of income. For additional information regarding the fair value of these warrants, see Note 10, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of December 31, 2011 of $5.0 million is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors, none of which have been declared by the investee and recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2011 or 2010.

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

The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization of property and equipment on the Company’s consolidated statements of income. Developed software obtained through acquisitions is amortized over its weighted average estimated useful life of approximately seven years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization of property and equipment for the three and nine months ended December 31, 2011 was approximately $0.2 million and $0.7 million, respectively. The amount of acquired developed software amortization included in depreciation and amortization for the three and nine months ended December 31, 2010 was approximately $0.1 million and $0.2 million, respectively.

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

	As of
	December 31, 2011	March 31, 2011
Leasehold improvements	$21,543	$15,734
Furniture, fixtures and equipment	24,327	18,472
Software	41,230	30,524

Property and equipment, gross	87,100	64,730
Accumulated depreciation and amortization	(41,224)	(35,201)

Property and equipment, net	$45,876	$29,529

The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the nine months ended December 31, 2011 or 2010.

Note 9. Goodwill and intangibles

Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2011 or 2010. There was no impairment of goodwill recorded in the nine months ended December 31, 2011 or 2010.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to ten years. As of December 31, 2011, the weighted average remaining useful life of acquired intangibles was approximately 5.1 years. As of December 31, 2011, the weighted average remaining useful life of internally developed intangibles was approximately 3.9 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

	As of December 31, 2011			As of March 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	$6,537	$(1,967)	$4,570	$4,695	$(1,173)	$3,522
Acquired intangibles:
Developed software	6,450	(2,238)	4,212	6,250	(1,250)	5,000
Customer relationships	11,900	(2,481)	9,419	8,200	(1,320)	6,880
Trademarks	2,700	(1,402)	1,298	2,000	(500)	1,500
Non-compete agreements	1,100	(339)	761	750	(205)	545
Customer contracts	5,199	(3,006)	2,193	3,599	(2,596)	1,003

Total intangibles	$33,886	$(11,433)	$22,453	$25,494	$(7,044)	$18,450

Amortization expense for intangible assets for the three months ended December 31, 2011 and 2010, recorded in cost of services on the accompanying consolidated statements of income, was approximately $1.6 million and $1.0 million, respectively. Amortization expense for intangible assets for the nine months ended December 31, 2011 and 2010, recorded in cost of services on the accompanying consolidated statements of income, was approximately $4.4 million and $3.1 million, respectively. The following approximates the anticipated aggregate amortization expense to be recorded in cost of services on the consolidated statements of income for the remaining three months of the fiscal year ending March 31, 2012 and for each of the fiscal years ending March 31, 2013 through 2016: $1.4 million, $5.3 million, $5.2 million, $4.8 million, and $1.8 million, respectively, and $3.3 million thereafter.

Note 10. Fair value measurements

Financial assets and liabilities

The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, and common stock warrants. In addition, contingent earn-out liabilities resulting from business combinations are recorded at fair value. The following methods and assumptions are used to estimate the fair value of each class of financial assets or liabilities that are valued on a recurring basis.

Cash and cash equivalents. This includes all cash and liquid investments with an original maturity of three months or less from the date acquired. The carrying amount approximates fair value because of the short maturity of these instruments. Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices. The Company’s cash and cash equivalents are held at major commercial banks.

Marketable securities. The Company’s marketable securities, consisting of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds, are classified as available-for-sale and are carried at fair market value based on quoted market prices.

Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members, that are exercisable for up to 6,015,000 of the shares of the entity, as certain performance criteria are met. The common stock warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the accompanying consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other income, net on the accompanying consolidated statements of income. See Note 7, “Other non-current assets,” for additional information. The fair value of these warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of underlying value of the common shares of the entity that issued the warrants and the estimate of level of performance criteria that will be achieved. The entity that issued the warrants is private, and the estimate of performance criteria to be met is Company specific. These inputs are unobservable and are considered key estimates made by the Company.

Contingent earn-out liabilities. This class of financial liabilities represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out periods. Contingent earn-out liabilities are included in other long-term liabilities on the accompanying consolidated balance sheets. See Note 5, “Acquisitions,” for additional information.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine months ended December 31, 2011 or 2010.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	as of December 31	as of December 31	as of December 31	as of December 31
	Fair value	Fair value measurement as of December 31, 2011 using fair value hierarchy
	as of December 31, 2011	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$48,426	$48,426	$—	$—
Available-for-sale marketable securities (2)	104,519	104,519	—	—
Common stock warrants (3)	1,100	—	—	1,100
Financial liabilities:
Contingent earn-out liabilities (3)	23,400	—	—	23,400

	as of December 31	as of December 31	as of December 31	as of December 31
	Fair value	Fair value measurement as of March 31, 2011 using fair value hierarchy
	as of March 31, 2011	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$30,378	$30,378	$—	$—
Available-for-sale marketable securities (2)	86,179	86,179	—	—
Common stock warrants (3)	—	—	—	—
Financial liabilities:
Contingent earn-out liabilities (4)	15,500	—	—	15,500

(1)	Fair value is based on quoted market prices.
(2)	Fair value is determined using quoted market prices of the assets. For further detail, see Note 4, “Marketable securities.”
(3)	The fair value of the common stock warrants as of December 31, 2011 was calculated to be $0.66 per share using a Black-Scholes-Merton model. The significant assumptions were as follows: risk-free interest rate of 2.2%; expected term of 12.5 years; expected volatility of 49.03%; dividend yield of 0.0%; weighted average exercise price of $1.00 per share; and a range of warrants to become exercisable of between 900,000 and 1,200,000 shares. Prior to December 31, 2011, the assumptions concerning the value of the underlying common stock and the range of warrants that would become exercisable resulted in the fair value of the warrants being insignificant.
(4)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.

The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods when the estimated fair value changes. The change in the fair value during the quarter ended December 31, 2011 was primarily driven by an increase in the estimated value of the common stock of the entity that issued the warrants combined with increases in the estimated performance targets that will be achieved. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the three and nine months ended December 31, 2010 and 2011 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Beginning balance	$—	$—	$—	$—
Fair value change in common stock warrants (1)	1,100	—	1,100	—

Ending balance	$1,100	$—	$1,100	$—

(1)	Amounts were recognized in other income, net on the accompanying consolidated statements of income.

The Company’s fair value estimate of the earn-out liability related to its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) in December 2009 was $5.6 million as of the date of acquisition. The final amount paid will be made in a combination of cash and/or the Company’s common stock. The Company’s fair value estimate of the Cielo earn-out liability, which is payable in cash, was $4.4 million as of the date of acquisition. The Company’s fair value estimate of the PivotHealth earn-out liability, which is payable in cash, was $2.9 million as of the date of acquisition. The Company’s fair value estimate of the Concuity earn-out liability, which was payable in cash, was $4.0 million as of the date of acquisition. Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods when the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and nine months ended December 31, 2010 and 2011 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Beginning balance	$23,600	$10,000	$15,500	$5,600
Fair value change in Southwind contingent earn-out liability (1)	3,800	1,100	9,600	1,500
Fair value change in Cielo contingent earn-out liability (1)	—	—	(300)	—
Southwind earn-out payment	—	—	(300)	—
Addition of Concuity contingent earn-out liability	—	—	—	4,000
Addition of PivotHealth contingent earn-out liability	—	—	2,900	—
Reduction of Concuity contingent earn-out liability (1)	(4,000)	—	(4,000)	—

Ending balance	$23,400	$11,100	$23,400	$11,100

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.

Non-financial assets and liabilities

Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis; that is, such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of December 31, 2011, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Note 11. Stock-based compensation

Equity incentive plans

The Company issues awards, including stock options and restricted stock units (“RSUs”), under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”), and issued such awards, through September 11, 2009 under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”). Upon approval of the 2009 Plan by the Company’s stockholders on September 11, 2009, the 2006 Plan was frozen with respect to new awards.

On September 13, 2011, the Company’s stockholders approved an amendment to the 2009 Plan that increased the number of shares of common stock authorized for issuance under the plan by 1,250,000 shares. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan, as amended, may not exceed 2,305,000 shares, plus the number of shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and the number of shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2006 Plan and the 2009 Plan have a five year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000 shares, plus the number of shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term. As of December 31, 2011, there were 1,272,138 shares available for issuance under the 2009 Plan and 461,481 shares available for issuance under the 2005 Plan.

Stock option activity. During the three and nine months ended December 31, 2011, the Company granted a total of 5,000 and 300,706 stock options, respectively, with weighted average exercise prices of $68.11 and $49.95, respectively. During the three and nine months ended December 31, 2010, the Company granted a total of 21,000 and 292,500 stock options with weighted average exercise prices of $48.84 and $34.46, respectively. The weighted average fair values of the stock option grants are listed in the stock option valuation section below. During the three and nine months ended December 31, 2011, participants exercised 267,897 and 664,859 stock options, respectively, for a total intrinsic value of $9.0 million and $17.7 million, respectively. During the three and nine months ended December 31, 2010, participants exercised 130,134 and 426,317 stock options for a total intrinsic value of $2.3 million and $6.6 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.

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

The following average key assumptions were used in the valuation of stock options granted in each respective period:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010 (1)
Stock option grants:
Risk-free interest rate	0.7%	1.2%	1.7%	2.0%
Expected lives in years	3.8	4.0	4.2	3.9
Expected volatility	41.42%	38.81%	38.78%	39.12%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average exercise price of options granted	$68.11	$48.84	$49.64	$34.46
Weighted average grant date fair value of options granted	$21.80	$15.57	$16.39	$11.16

(1)	Includes 45,000 stock options that were issued with market-based conditions to a director. The Company calculated the fair value of these stock option awards on the date of grant at $9.82 per share using a lattice option-pricing model. The significant assumptions used were as follows: risk-free interest rate of 1.71%; expected term of 3.3 years; expected volatility of 38.35%; dividend yield of 0.0%; and a weighted average exercise price of $34.27 per share.

Restricted stock unit activity and valuation. RSUs are equity settled stock-based compensation arrangements of a number of shares of the Company’s common stock. During the three and nine months ended December 31, 2011, the Company granted 1,244 and 227,042 RSUs, respectively, of which 6,300 RSUs granted during the nine months ended December 31, 2011 were issued with performance-based conditions to employees. The weighted average grant date fair value of RSUs granted for the three and nine months ended December 31, 2011 was $73.07 and $48.91, respectively, the majority of which vest in four equal annual installments on the anniversary of the grant date. During the three and nine months ended December 31, 2010, the Company granted 7,300 and 265,614 RSUs, respectively. The weighted average grant date fair value of RSUs granted for the three and nine months ended December 31, 2010 was $48.92 and $33.81, respectively, the majority of which vest in four equal annual installments on the anniversary of the grant date. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. Compensation expense for RSU awards is recognized over the vesting period on a straight-line basis. No RSUs vested during the three months ended December 31, 2011 or 2010. During the nine months ended December 31, 2011 and 2010, participants vested in 73,286 and 63,681 RSUs for a total intrinsic value of $3.8 million and $2.5 million, respectively. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price at the vesting date. There were no shares withheld to satisfy employee tax withholding during the three months ended December 31, 2011 or 2010. During the three and nine months ended December 31, 2011, 24,711 and 16,290 shares, respectively, were withheld to satisfy minimum employee tax withholding.

Employee stock purchase plan

The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized for issuance under the ESPP. As of December 31, 2011, a total of 752,600 shares were available for issuance under the ESPP. During the three and nine months ended December 31, 2011, the Company issued 770 and 2,632 shares, respectively, under the ESPP at an average price of $70.50 and $61.51 per share, respectively. During the three and nine months ended December 31, 2010, the Company issued 1,075 and 3,266 shares, respectively, under the ESPP at an average price of $45.25 and $42.69 per share, respectively. Compensation expense was not recorded for the ESPP during the three and nine months ended December 31, 2011 or 2010.

Compensation expense

The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs, for the three and nine months ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$884	$761	$2,575	$2,196
Member relations and marketing	553	474	1,565	1,369
General and administrative	1,510	954	4,322	3,415
Depreciation of property and equipment	—	—	—	—

Total costs and expenses	2,947	2,189	8,462	6,980

Income from operations	(2,947)	(2,189)	(8,462)	(6,980)

Net income	$(1,777)	$(1,403)	$(5,224)	$(4,474)

Impact on diluted earnings per share	$0.10	$0.08	$0.30	$0.28

There were no stock-based compensation costs capitalized as part of the cost of an asset.

Stock-based compensation expense by award type is below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Stock-based compensation by award type:
Stock options	$1,280	$927	$3,544	$2,716
Restricted stock units	1,667	1,262	4,918	4,264

Total stock-based compensation	$2,947	$2,189	$8,462	$6,980

As of December 31, 2011, $22.2 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.5 years.

Tax benefits

The benefits of tax deductions in excess of recognized book compensation expense are reported as a financing cash inflow in the accompanying consolidated statements of cash flows. Approximately $2.2 million and $2.8 million of tax benefits associated with the exercise of employee stock options were recorded as cash from financing activities in the three and nine months ended December 31, 2011, respectively. Approximately $0.5 million and $1.9 million of tax benefits associated with the exercise of employee stock options were recorded as cash from financing activities in the three and nine months ended December 31, 2010, respectively.

Note 12. Earnings per share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for both the three and nine months ended December 31, 2011 includes 55,187 contingently issuable shares related to the component of the Southwind earn-out estimated to be settled in stock. Fully diluted shares outstanding for the three and nine months ended December 31, 2010 includes 31,493 and 33,870 contingently issuable shares, respectively, related to the component of the Southwind earn-out liability estimated to be settled in stock. For additional information regarding these shares, see Note 10, “Fair value measurements.”

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	16,476	15,796	16,298	15,663
Dilutive impact of stock options	759	635	687	504
Dilutive impact of restricted stock units	179	138	144	102
Dilutive impact of earn-out liability	55	31	55	34

Diluted weighted average common shares outstanding	17,469	16,600	17,184	16,303

The following potential common share equivalents were not included in calculating diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Anti-dilutive stock options and restricted stock units	43	60	211	616

Note 13. Accumulated other comprehensive income

Comprehensive income consists of net income plus the net-of-tax impact of unrealized gains and losses on certain investments in debt securities. Comprehensive income for the three and nine months ended December 31, 2011 was $8.6 million and $19.4 million, respectively. Comprehensive income for the three and nine months ended December 31, 2010 was $2.7 million and $12.5 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are composed solely of net unrealized gains and losses on marketable securities net of applicable income taxes.

Note 14. Income taxes

The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for either of the three or six month periods ended December 31, 2011 or 2010. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2005.

Note 15. Stockholders’ equity

During the three and nine months ended December 31, 2011, the Company repurchased 28,079 and 111,719 shares, respectively, of its common stock at a total cost of approximately $1.9 million and $6.6 million, respectively, pursuant to its share repurchase program. During the three and nine months ended December 31, 2010, the Company repurchased 41,190 and 152,957 shares, respectively, of its common stock at a total cost of approximately $2.0 million and $6.5 million, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of December 31, 2011 was 7,632,390 shares at a total cost of $322.9 million. Of the repurchased shares, 1,000,000 shares have been retired and resumed the status of authorized and unissued shares. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of December 31, 2011, the remaining authorized repurchase amount was $27.1 million.

Note 16. Lease commitments

In May 2011, the Company entered into an eight-year operating lease for approximately 48,000 square feet of office space located in Austin, Texas. The initial lease term began on October 1, 2011. Amounts of minimum future annual rental commitments under this non-cancelable operating lease for the remaining three months of the fiscal year ending March 31, 2012 and in each of the fiscal years ending March 31, 2013 through 2016 are $0.0 million, $0.4 million, $0.8 million, $0.8 million, $0.8 million, respectively, and $3.2 million in later years.

In July 2011, the Company entered into an amendment to its Washington, D.C. headquarters operating lease for an additional 36,440 square feet of office space. The initial lease term began on September 1, 2011 and extends through May 31, 2019. Amounts of minimum future annual rental commitments under this non-cancelable operating lease for the remaining three months of the fiscal year ending March 31, 2012 and in each of the fiscal years ending March 31, 2013 through 2016 are $0.4 million, $1.5 million, $1.6 million, $1.7 million, $1.7 million, respectively, and $5.6 million in later years.

Note 17. Subsequent events

On January 20, 2012, the Company sold its OptiLink business to Kronos Incorporated (“Kronos”) for cash. The OptiLink business, which is headquartered in a suburb of Portland, Oregon and involved approximately 35 employees who transferred to Kronos, generated approximately $6.8 million in revenue and $0.7 million in income from operations during the Company’s fiscal year ended March 31, 2011. The assets and liabilities sold to Kronos had a carrying value of approximately $6.5 million and were classified as in-use on the accompanying consolidated balance sheets as of December 31, 2011. The Company expects to record a gain on sale of discontinued operations of approximately $3.5 million in the quarter ending March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its subsidiaries.

This management’s discussion and analysis of financial condition and results of operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2011, or the “2011 Form 10-K,” filed with the Securities and Exchange Commission, or the “SEC.” We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.

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

Our four key areas of focus for fiscal 2012 are to continue to deliver world-class programs that drive significant returns for our members and ensure member loyalty through outstanding value delivery; to make select investments to capture the unique opportunities presented by current healthcare market conditions, through developing and launching new programs and acquiring products, services, and technologies that improve performance for our members; to integrate our recent acquisitions into our broader portfolio of services; and to attract, develop, engage, and retain world-class talent across our organization. Success in all of these areas requires very strong execution across our business, and we have a heavy focus on setting each team up to manage against and attain high goals in each area of our operations.

Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as quality content on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 28.9% in the nine months ended December 31, 2011 over the prior year period. Our contract value increased 28.8% to $386.6 million as of December 31, 2011 from $300.2 million as of December 31, 2010. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.

As of December 31, 2011, memberships in 43 of our 53 programs were renewable at the end of their membership contract term. Contract terms for these memberships generally run one, two, or three years. Our other ten programs provide management and advisory services. Memberships in these ten programs help members accelerate the adoption of best practices profiled in our research studies and are not individually renewable. In each of our programs, we generally invoice and collect fees in advance of accrual revenue.

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

Critical Accounting Policies

Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, or “GAAP,” require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. In our 2011 Form 10-K, we have discussed those material accounting policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our material accounting policies since our fiscal year ended March 31, 2011 other than the adoption of the amended accounting standards for revenue recognition with multiple elements for revenue arrangements, which is discussed in Note 2 to the consolidated financial statements appearing elsewhere in this report. Analyzing arrangements to identify the deliverables, determining if they can be accounted for as separate units of accounting, and measuring and allocating arrangement consideration requires the application of judgment and interpretation by management.

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

Results of Operations

The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	54.2%	54.8%	55.4%	53.1%
Member relations and marketing	18.4%	22.7%	20.0%	22.7%
General and administrative	12.4%	13.0%	12.8%	13.0%
Depreciation and amortization of property and equipment	2.2%	2.0%	2.3%	2.0%

Total costs and expenses	87.3%	92.5%	90.5%	90.8%

Income from operations	12.7%	7.5%	9.5%	9.2%
Other income, net	1.6%	0.6%	1.0%	0.6%

Income before provision for income taxes	14.4%	8.2%	10.5%	9.8%
Provision for income taxes	(5.7)%	(2.9)%	(4.1)%	(3.5)%
Equity in income (loss) of unconsolidated entity	(0.6)%	—%	(0.2)%	—%

Net income	8.0%	5.2%	6.2%	6.3%

Three and nine months ended December 31, 2011 compared to the three and nine months ended December 31, 2010

Overview. Net income increased from $3.9 million in the three months ended December 31, 2010 to $8.1 million in the three months ended December 31, 2011. The increase in net income was due to a 33.0% increase in revenues during the quarter, and a $1.1 million gain on our investment in common stock warrants. The effect of these factors was partially offset by increases of $13.0 million in cost of services due to new and growing programs, increases of $1.3 million in marketing and member relations due to increased sales teams, inclusion of our proportionate share of the net loss of Evolent Health, or “Evolent,” which we established in the second quarter of fiscal 2011, and increases of $2.6 million in general and administrative expense related to increased new product development costs and increases in finance, information technology, and human resources expense incurred to support our growing employee base. Net income increased from $13.4 million in the nine months ended December 31, 2010 to $17.1 million in the nine months ended December 31, 2011. The increase in net income was due primarily to revenue growth of 29% in the current period, the effect of which was partially offset by increases of $39.1 million in cost of services due to new and growing programs, increases of $6.6 million in marketing and member relations due to increased sales teams, a net increase in acquisition-related earn-out liabilities of $5.3 million, and increases of $7.5 million in general and administrative expense related to increased new product development costs and increases in finance, information technology, and human resources expense incurred to support our growing employee base.

Adjusted Net Income and Adjusted EBITDA. Adjusted net income increased 58.0% from $6.7 million in the three months ended December 31, 2010 to $10.6 million in the three months ended December 31, 2011, and adjusted EBITDA increased 67.3% from $11.6 million in the three months ended December 31, 2010 to $19.3 million in the three months ended December 31, 2011. Adjusted net income increased 36.5% from $21.0 million in the nine months ended December 31, 2010 to $28.7 million in the nine months ended December 31, 2011, and adjusted EBITDA increased 41.9% from $36.0 million in the nine months ended December 31, 2010 to $51.1 million in the nine months ended December 31, 2011. The increases in adjusted net income and adjusted EBITDA were due to increased revenue, the effect of which was partially offset by increasing new product development costs, including the costs associated with the launch of new programs and with an increase in the number of new sales teams.

Revenue. Total revenue increased 33.0% from $75.2 million in the three months ended December 31, 2010 to $100.0 million in the three months ended December 31, 2011, and contract value increased 28.8% to $386.6 million as of December 31, 2011 from $300.2 million as of December 31, 2010. Total revenue increased 28.9% from $213.0 million in the nine months ended December 31, 2010 to $274.6 million in the nine months ended December 31, 2011. The increases in revenue and contract value were primarily attributable to the introduction and expansion of new programs, including our August 1, 2011 acquisition of PivotHealth, LLC, or “PivotHealth,” our cross-selling of existing programs to existing members, and, to a lesser degree, price increases. We offered 53 membership programs as of December 31, 2011 and 48 membership programs as of December 31, 2010.

Cost of services. Cost of services increased from $41.2 million in the three months ended December 31, 2010 to $54.2 million in the three months ended December 31, 2011. As a percentage of revenue, cost of services was 54.8% for the three months ended December 31, 2010 and 54.2% for the three months ended December 31, 2011. The increase of $13.0 million in cost of services for the three months ended December 31, 2011 was primarily due to growth and expansion of our Crimson and Southwind programs in addition to an increase of $4.0 million from programs acquired in 2011. Cost of services increased from $113.0 million in the nine months ended December 31, 2010 to $152.2 million in the nine months ended December 31, 2011. As a percentage of revenue, cost of services was 53.1% for the nine months ended December 31, 2010 and 55.4% for the nine months ended December 31, 2011. The increase of $39.1 million in cost of services for the nine months ended December 31, 2011 was primarily due to growth and expansion of our Crimson and Southwind programs, an increase of $7.7 million from programs acquired in 2011, and $5.3 million in fair value adjustments to our acquisition-related earn-out liabilities.

Member relations and marketing. Member relations and marketing expense increased 7.9% from $17.1 million in the three months ended December 31, 2010 to $18.4 million in the three months ended December 31, 2011. As a percentage of revenue, member relations and marketing expense in the three months ended December 31, 2010 and 2011 was 22.7% and 18.4%, respectively. Member relations and marketing expense increased 13.6% from $48.4 million in the nine months ended December 31, 2010 to $54.9 million in the nine months ended December 31, 2011. As a percentage of revenue, member relations and marketing expense in the nine months ended December 31, 2010 and 2011 was 22.7% and 20.0%, respectively. The increases in member relations and marketing expense were primarily attributable to an increase in sales staff and related travel and other associated costs, as well as an increase in member relations personnel and related costs required to serve our expanding membership base. During the three months ended December 31, 2011 and 2010, we had an average of 146 and 133 new business development teams, respectively.

General and administrative. General and administrative expense increased from $9.7 million in the three months ended December 31, 2010 to $12.4 million in the three months ended December 31, 2011. As a percentage of revenue, general and administrative expense decreased to 12.4% in the three months ended December 31, 2011 from 13.0% in the three months ended December 31, 2010. The increase of $2.6 million in general and administrative costs for the three months ended December 31, 2011 was primarily attributable to an increase in share-based compensation of $0.6 million and increased costs incurred to improve our finance, information technology, and facility operations infrastructure to support our growing employee base and number of office locations. General and administrative expense increased from $27.6 million in the nine months ended December 31, 2010 to $35.1 million in the nine months ended December 31, 2011. As a percentage of revenue, general and administrative expense was 13.0% and 12.8% in the nine months ended December 31, 2010 and 2011, respectively. The increase of $7.5 million in general and administrative costs for the nine months ended December 31, 2011 was primarily attributable to an increase in new product development costs of $2.4 million, which includes $0.7 million in legal costs relating to our acquisitions of PivotHealth and Cielo MedSolutions, LLC, or “Cielo,” and formation of Evolent, an increase in share-based compensation of $1.0 million, and, to a lesser extent, increased recruiting, human resources, and finance personnel costs incurred to support our growing employee base.

Depreciation and amortization of property and equipment. Depreciation expense increased from $1.5 million, or 2.0% of revenue, in the three months ended December 31, 2010, to $2.2 million, or 2.2% of revenue, in the three months ended December 31, 2011. Depreciation expense increased from $4.3 million, or 2.0% of revenue, in the nine months ended December 31, 2010, to $6.3 million, or 2.3% of revenue, in the nine months ended December 31, 2011. The increases in depreciation and amortization were primarily due to increased amortization expense from technology acquired in the Cielo acquisition and amortization expense from developed capitalized internal-use software tools, and to a lesser extent, depreciation on our newly renovated Austin, Texas office and on our Washington, D.C. headquarters.

Other income, net. Other income, net increased from $0.5 million in the three months ended December 31, 2010 to $1.6 million in the three months ended December 31, 2011. Other income, net consists of interest income, unrealized gain resulting from changes in the fair value of the investment in common stock warrants, and foreign exchange rate gains and losses. Higher average cash and investment balances contributed to an increase in interest income from $0.5 million in the three months ended December 31, 2010 to $0.6 million in the three months ended December 31, 2011. We recognized foreign exchange gains of $11,000 and foreign exchange losses of $0.1 million during the three months ended December 31, 2010 and 2011, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During the three months ended December 31, 2011, we recognized a $1.1 million gain on our investment in common stock warrants. Other income, net increased from $1.3 million in the nine months ended December 31, 2010 to $2.9 million in the nine months ended December 31, 2011. Higher average cash and investment balances contributed to an increase in interest income from $1.2 million in the nine months ended December 31, 2010 to $1.7 million in the nine months ended December 31, 2011. We recognized foreign exchange gains of $0.1 million and $33,000 during the nine months ended December 31, 2010 and 2011, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.

Provision for income taxes. Our provision for income taxes was $2.2 million and $5.7 million in the three months ended December 31, 2010 and 2011, respectively. Our provision for income taxes was $7.5 million and $11.1 million in the nine months ended December 31, 2010 and 2011, respectively. Our effective tax rate in the three and nine months ended December 31, 2010 was 35.9% compared to 39.7% in the three months ended December 31, 2011, and 38.6% in the nine months ended December 31, 2011. The increase in our effective tax rate for the three and nine months ended December 31, 2011 was primarily due to the effect that higher estimated net income for fiscal year 2012, when compared to fiscal year 2011, has on our effective rate when compared to the fixed nature of our Washington, D.C. tax credits that we receive under the New E-conomy Transformation Act of 2000.

Equity in income (loss) of unconsolidated entity. Our proportionate share of the losses of Evolent during the three and nine months ended December 31, 2011 was $0.6 million. We did not recognize a comparable loss in the prior year periods, as Evolent was formed on August 31, 2011.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans for the three and nine months ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$884	$761	$2,575	$2,196
Member relations and marketing	553	474	1,565	1,369
General and administrative	1,510	954	4,322	3,415
Depreciation of property and equipment	—	—	—	—

Total costs and expenses	2,947	2,189	8,462	6,980

Income from operations	(2,947)	(2,189)	(8,462)	(6,980)

Net income	$(1,777)	$(1,403)	$(5,224)	$(4,474)

Impact on diluted earnings per share	$0.10	$0.08	$0.30	$0.28

There were no stock-based compensation costs capitalized as part of the cost of an asset.

As of December 31, 2011, $22.2 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.5 years.

Non-GAAP Financial Measures

The tables below present information for the periods indicated about our adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” as net income before provision for income taxes; other income, net, which includes interest income, gain on investment in common stock warrants, and foreign currency losses and gains; depreciation and amortization of property and equipment; amortization of intangibles; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; equity in income (loss) of unconsolidated entity; and share-based compensation expense. We define “adjusted net income” as net income excluding the net of tax effect of amortization of acquisition-related intangibles; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; gain on investment in common stock warrants; equity in income (loss) of unconsolidated entity; and share-based compensation expense. We define “non-GAAP earnings per diluted share” as net income per share excluding the net of tax effect of amortization of acquisition-related intangibles; acquisition and similar transaction charges; gain on investment in common stock warrants; equity in income (loss) of unconsolidated entity; share-based compensation expense; and fair value adjustments made to the Company’s acquisition-related earn-out liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Presentation” in our 2011 Form 10-K for our reasons for including these financial measures in this report and for a description of material limitations with respect to the usefulness of such measures.

A reconciliation of adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share to the most directly comparable GAAP financial measures is provided below (in thousands, except per share data).

	$28,662	$28,662	$28,662	$28,662
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net income	$8,052	$3,934	$17,126	$13,412
Provision for income taxes	5,702	2,204	11,146	7,512
Other income, net	(1,625)	(480)	(2,870)	(1,278)
Depreciation and amortization of property and equipment	2,235	1,479	6,303	4,289
Amortization of intangibles (1)	1,623	1,133	4,357	3,575
Acquisition and similar transaction charges	—	—	648	—
Fair value adjustments to acquisition-related earn-out liabilities	(200)	1,100	5,300	1,500
Equity in income (loss) of unconsolidated entity	609	—	609	—
Share-based compensation expense	2,947	2,189	8,462	6,980

Adjusted EBITDA	$19,343	$11,559	$51,081	$35,990

(1)	Consists of those amounts included in cost of services on our consolidated statements of income.

	$28,662	$28,662	$28,662	$28,662
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net income	$8,052	$3,934	$17,126	$13,412
Amortization of acquisition-related intangibles, net of tax	946	665	2,644	2,149
Acquisition and similar transaction charges, net of tax	—	—	405	—
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	(121)	705	3,317	962
Gain on investment in common stock warrants, net of tax	(663)	—	(663)	—
Equity in income (loss) of unconsolidated entity	609	—	609	—
Share-based compensation, net of tax	1,777	1,403	5,224	4,474

Adjusted net income	$10,600	$6,707	$28,662	$20,997

	$28,662	$28,662	$28,662	$28,662
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

GAAP earnings per diluted share	$0.46	$0.24	$1.00	$0.82
Amortization of acquisition-related intangibles, net of tax	0.06	0.04	0.16	0.13
Acquisition and similar transaction charges, net of tax	—	—	0.02	—
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	(0.01)	0.04	0.19	0.06

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Gain on investment in common stock warrants, net of tax	(0.04)	—	(0.04)	—
Equity in income (loss) of unconsolidated entity	0.04	—	0.04	—
Share-based compensation, net of tax	0.10	0.08	0.30	0.28

Non-GAAP earnings per diluted share	$0.61	$0.40	$1.67	$1.29

Liquidity and Capital Resources

Cash flows generated from operating activities are our primary source of liquidity. We believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases, during at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $152.9 million and $116.6 million as of December 31, 2011 and March 31, 2011, respectively. We expended $6.6 million and $6.5 million in cash to purchase shares of our common stock through our share repurchase program during the nine months ended December 31, 2011 and 2010, respectively. We have no long-term indebtedness.

Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the third and fourth quarters of our fiscal year typically provide the highest quarterly cash flows from operations. Net cash flows provided by operating activities were $67.2 million in the nine months ended December 31, 2011, compared to net cash flows provided by operating activities of $33.6 million in the nine months ended December 31, 2010. The increase in net cash flows provided by operating activities during the current period was primarily due to acceleration in contract value and deferred revenue growth, as well as an increase in adjusted net income.

Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $67.2 million and $64.4 million in the nine months ended December 31, 2011 and 2010, respectively. Investing activities during the nine months ended December 31, 2011 consisted of $16.8 million used in our acquisition of PivotHealth, our initial capital contribution of $10.0 million to Evolent, capital expenditures of $24.7 million, and the net purchases of marketable securities of $15.7 million. Investing activities during the nine months ended December 31, 2010 consisted primarily of $36.0 million used in our acquisition of the health care division of Trintech Group plc, and resulting escrow, the net cash used for the purchases of marketable securities of $20.4 million, and capital expenditures of $8.8 million.

Cash flows from financing activities. We had net cash flows provided by financing activities of $18.1 million and $6.8 million in the nine months ended December 31, 2011 and 2010, respectively. Financing activities during the nine months ended December 31, 2011 primarily consisted of $23.0 million from the issuance of common stock upon the exercise of stock options, offset in part by the repurchase of shares under our repurchase program. Financing activities during the nine months ended December 31, 2010 primarily consisted of $11.9 million from the issuance of common stock upon the exercise of stock options, offset in part by share repurchase activity. We repurchased 111,719 shares at a total cost of approximately $6.6 million and 152,957 shares at a total cost of approximately $6.5 million in the nine months ended December 31, 2011 and 2010, respectively, pursuant to our share repurchase program. In the nine months ended December 31, 2011 and 2010, we withheld $1.3 million and $0.6 million in shares, respectively, to satisfy the minimum employee tax withholding for certain vested restricted stock units.

Contractual Obligations

Our 2011 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2011. Our December 2009 acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of December 31, 2011, based on current facts and circumstances, we have increased the estimated aggregate fair value of this contingent obligation to $16.7 million, which will be paid at various intervals, if earned, over the evaluation periods beginning on the acquisition date and extending through December 31, 2014. As of December 31, 2011, $0.3 million has been earned and paid to the former owners.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of December 31, 2011, our marketable securities consisted of $79.3 million in tax-exempt notes and bonds issued by various states and $25.2 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of December 31, 2011 was approximately 5.0 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K, as we believe the effect of interest rate fluctuations would not be material.

Foreign currency risk. Our international operations, which account for approximately 3% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. We recorded foreign currency exchange losses of $0.1 million during the three months ended December 31, 2011 and gains of $33,000 during the nine months ended December 31, 2011, which are included in other income, net in our consolidated statements of income. During the three and nine months ended December 31, 2010, we recorded foreign currency exchange gains of $11,000 and $0.1 million, respectively. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial position as of December 31, 2011.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K. The risks discussed in our 2011 Form 10-K could materially affect our business, financial condition, and future results. The risks described in our 2011 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1 to October 31, 2011	9,298	$64.54	9,298	$28,397,404
November 1 to November 31, 2011	14,367	$69.60	14,367	$27,397,436
December 1 to December 31, 2011	4,414	$69.53	4,414	$27,090,521

Total	28,079	$67.92	28,079

As of December 31, 2011, we had repurchased a total of 7,632,390 shares under our repurchase program.

Item 6. Exhibits.

(a) Exhibits:

3.1	Certificate of Incorporation of The Advisory Board Company (the “Company”), as amended.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “Commission”) on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the Commission on October 29, 2001.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

*101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011, (ii) Unaudited Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2010, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: February 9, 2012	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer
(Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of The Advisory Board Company (the “Company”), as amended.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011, (ii) Unaudited Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2010, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.