Form 10-K
period 2012-03-31
ADVISORY BOARD CO
filed 2012-05-30
CIK 1157377

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-33283

THE ADVISORY BOARD COMPANY

(Exact name of registrant as specified in its charter)

Delaware	52-1468699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2445 M Street, N.W., Washington, D.C. 20037

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 202-266-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based upon the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on September 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,056,578,019.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 15, 2012 was 17,154,676.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

THE ADVISORY BOARD COMPANY

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I – Item 1A – Risk Factors.” Any forward-looking statement speaks only as of the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date of this report.

-ii-

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

Our fiscal year is the 12-month period ending on March 31. Our 2012 fiscal year ended on March 31, 2012.

Unless the context indicates otherwise, references in this report to “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.

Item 1.	Business.

Overview

We provide best practices research and analysis, software tools, and management and advisory services to the health care and education industries. Through subscription-based programs, we leverage our intellectual capital to drive performance improvement to our base of over 3,700 member institutions by providing proven solutions to our members’ most important business problems. We launched our first health care program in 1986 and our first education program in 2007. Since becoming a public company in 2001, we have increased the total number of discrete programs we offer from 13 to 53 as of March 31, 2012. Each of our programs targets the issues of a specific executive constituency or business function.

We offer programs rooted in best practices in three key areas: best practices research; software tools; and management and advisory services. Our best practices research memberships serve as the foundation of intellectual property across all programs and are focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, and analyzing emerging trends within the health care and education industries. Our software tools programs leverage this intellectual capital, allowing members to pair their own operational data with the best practices insights from our research through web-based business intelligence and software tools founded upon the critical insights of the industry. Our management and advisory services programs assist member institutions’ efforts to adopt and implement best practices to improve their own performance.

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

For a fixed fee, members of each program have access to an integrated set of services. Most of these programs are renewable. Our member institution renewal rate for each of the last five fiscal years has equaled or exceeded 88%. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. We served approximately 3,700 members as of March 31, 2012.

Our membership includes some of the most prestigious institutions in the United States. As of March 31, 2012, all 17 of the 2011-2012 U.S. News and World Report honor roll hospitals were members, including The Johns Hopkins Hospital, the Mayo Clinic, Massachusetts General Hospital, and The Cleveland Clinic. Our membership also includes leading pharmaceutical and biotech companies, health care insurers, and medical device companies, such as Johnson & Johnson Health Care Systems, Inc., Medtronic, Inc., and Bristol-Myers Squibb. Following our launch of programs serving education organizations in fiscal 2008, we have added a number of high profile higher education institutions, including University of California-Berkeley, Harvard University, Georgetown University, University of Virginia, University of North Carolina at Chapel Hill, and Washington University. Within our member organizations, we serve a range of constituencies, including both the executive suite and the broader management team. As of March 31, 2012, our 53 programs reached more than 8,000 chief executive and chief operating officers and 93,500 senior executives, clinical leaders, department heads, and product-line managers.

Corporate Information

We were incorporated in Maryland in 1979 and reincorporated in Delaware in 2001. The mailing address of our principal executive offices is 2445 M Street, N.W., Washington, D.C., 20037, and our telephone number is (202) 266-5600.

We maintain a corporate Internet website at www.advisory.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or “SEC.” The contents of our website are not a part of this Annual Report on Form 10-K.

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

•

Focus on best practices and key insights. We focus on providing research, analysis, services and tools based on demonstrated best practices within the health care and education industries. Our focus on deep vertical markets has enabled us to develop a membership that includes progressive and highly regarded institutions where many industry issues are first identified and where many of the best practices originate. We believe that these organizations will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, industry-wide basis and that our reputation and success to date has positioned us as a leading source for identifying, evaluating, communicating, and providing solutions that respond to evolving market needs.

•

Capitalize on our membership-based business model. We believe our membership-based business model is a key to our success. Our membership model enables us to target issues of relevance to a broad audience of similar organizations and to draw on their experience to identify proven and high-value solutions. At the same time, our economic model and fixed-fee pricing promote frequent use of our programs and services by our members, which we believe increases value received and program loyalty.

•

Continue research, analysis, and technology expertise. The quality of our research, analysis, and technology is a critical component of our success. Experienced program directors are responsible for assuring that our research methodology is applied to all studies and that quality is maintained across all deliverables, solutions, software tools, and programs. We are highly selective in our hiring, recruiting top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis, data mapping, technology development, and presentation skills.

•

Scale our economic model. Our economic model enables us to add new members to all of our programs for a low incremental cost per member to us, thereby growing our revenue and improving our operating income as we increase the membership base of our existing programs. We actively cross-sell additional programs to our approximately 3,700 members through a variety of avenues, including sales force visits, presentations at member meetings, and announcements in our research publications and on our website. A significant portion of the cost structure of a program for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in that program. By addressing issues that affect a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of members and potential members.

•

Drive tangible results by incorporating data and analytics into web-based business intelligence and software tools. Through our best practices research, we have identified the need for business intelligence and software tools that consolidate, analyze, benchmark, and report member data in order to gain visibility into areas of opportunity for operational or financial improvement. To meet this member need, we have combined commercially available and proprietary technology with our insight, industry expertise, and standardized data definitions to offer web-based business intelligence and software tools. These tools provide valuable insights by efficiently presenting regularly updated data extracted from what are often numerous and disparate source systems, benchmarking our members’ performance against the performance of other organizations, and allowing our members to analyze transaction-level detail. These sophisticated tools also incorporate our existing best practices research into the daily and weekly process flows at the member institutions, thereby allowing a broad group of executives, managers, and front-line leaders to leverage the insights and data in both their daily and strategic decisions. This integrated approach allows our members to achieve ongoing, tangible cost and performance gains and a high return on investment. We frequently update our business intelligence and software tools through new features and functionality, research activities, and member input.

•

Leverage our intellectual capital and relationships by providing management and advisory services. We are able to efficiently leverage the substantial body of our best practices research, case study experience, and relationships we have amassed to support members in installing best practices solutions or to provide standardized management support, thereby generating additional revenue for a low incremental cost to us. Our research programs produce the best practices that we use to create the management tools and executive education modules we offer in many of our management and advisory services engagements, which we sell as discrete products for a separate fee. Our research and software programs also provide a platform and source for identifying member organizations that seek additional assistance in adopting the best practices profiled in our research, thereby enhancing our ability to cross-sell our management and advisory services to existing members.

•

Develop new programs and expand our portfolio through strategic partnerships and acquisitions. Development of new products and successful execution and integration of future partnerships and acquisitions are integral to our overall strategy as we continue to expand our portfolio of services. Over the last several years, we have added four to five new programs annually, which we cross-sell to existing members and use to attract new member institutions. We currently plan to continue to launch four to five new programs each year. Pulling from a large pipeline of potential program concepts, each year we pursue a rigorous and templated research process, involving industry thought-leaders from progressive and well-known organizations as advisors and conducting hundreds of member interviews, through which we apply our defined new program development criteria to identify our specific program launches. Before officially rolling out a program, we typically convert a high percentage of our advisors to paying members, which gives us a recognizable group of early partners to champion to others. In addition to our internal research and development activities relating to new programs, we also intend to continue to expand our portfolio of solutions through strategic partnerships with and acquisitions of companies whose products and services complement our program offerings.

•

Target non-U.S. health care organizations, additional sectors of the health care industry, and other markets with similar characteristics. We believe that our business model and current memberships provide us significant assets that we can leverage to target health care organizations across an expanded geographic market, additional sectors of the health care industry, and vertical markets outside health care with similar relevant characteristics. We currently serve approximately 360 non-U.S. health care organizations through a Council of International Hospitals program, which includes several sub-programs, that provides research and analysis derived from our work with U.S. health care organizations. In addition, we are seeking to leverage our existing Health Care Industry Strategy program to expand our work with pharmaceutical, biotech, health insurance, and medical device companies, as well as with other organizations with interest in U.S. hospital and health system operations, performance, and data. We also plan to continue to expand and grow in our education market by leveraging our proven new program development process in this vertical market and applying relevant learning from our established health care business to serve as a template for growth in this market.

Our Markets

We deliver our services to the health care and education markets.

Health Care Market

We primarily serve health care organizations, a sector providing critical services to the community and one that comprises a large and growing industry. Our sales to the health care market accounted for approximately 95% of our revenue for fiscal 2012. The Centers for Medicare and Medicaid Services estimates that spending in the United States for health care services will be $3.0 trillion in 2013 and projects that spending will grow at an annual rate of approximately 6% through 2020.

Health care organizations rely on external service providers to help them develop strategies, consolidate and analyze data, improve operations and processes, and train staff in order to remain competitive in the dynamic industry environment. We believe that the following characteristics of the health care industry make it especially suited for our business model of standardized delivery of professional information services and software tools rooted in shared best practices:

•

Common and complex industry-wide issues. Health care organizations of all sizes face many of the same complex strategic, operational, and management issues, including increasing revenue, reducing costs, improving physician performance, managing clinical innovation, improving productivity, reengineering business processes, increasing clinical quality, improving manager effectiveness, overcoming labor shortages, and complying with new government regulations. Because the delivery of health care services is based on very complex, interrelated processes, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

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

•

Value orientation. A membership model that provides access to best practices and software tools on a shared-cost basis appeals to many value-focused health care organizations that otherwise may be reluctant to make discretionary investments to commission an exclusive, higher-priced, customized engagement, or software development solution to address their critical issues.

Education Market

In addition to serving health care organizations, we expanded our program offerings in fiscal 2008 to provide similar best practices research and analysis services to universities and other education institutions. We currently offer five industry-specific programs, which accounted for approximately 5% of our revenue for fiscal 2012.

We selected the education market as an area for expansion due to the size of the market, with post-secondary education in the United States estimated by the U.S. Department of Education to be a $461 billion industry, with more than 6,700 institutions and 20 million students, and because universities and other education institutions share many similar characteristics with our core health care market. Higher education institutions share with health care organizations a mission-driven orientation, common and complex problems, fragmented markets, an inclination to share best practices, and a value focus. As with health care, we believe these characteristics make the education market well suited to our business model of low cost, standardized delivery of professional information services and software tools rooted in shared best practices.

Our Membership

As of March 31, 2012, our membership consisted of approximately 3,700 members composed primarily of hospitals and health systems and colleges and universities, as well as pharmaceutical and biotech companies, health care insurers, medical device and supply companies, and other educational institutions. Within these organizations, our programs serve a range of constituencies, including both the executive suite and the broader management team. As of March 31, 2012, our programs reached over 8,000 chief executive and chief operating officers and more than 93,500 senior executives, clinical leaders, department heads, and product-line managers. No one member accounted for more than 1% of our revenue in any of our fiscal years ended March 31, 2010, 2011, or 2012. For each of our last three fiscal years, we generated an average of approximately 3.5% of revenue from members outside the United States.

We seek to involve the country’s most progressive health care and education organizations in our membership. The participation of these members provides us with a window into the latest challenges confronting the industries we serve and the most innovative best practices that we can share broadly throughout our membership. As of March 31, 2012, we served all 17 of the honor roll hospitals listed in the 2011-2012 U.S. News and World Report ranking, 99 of the largest 100 health care delivery systems, 30 of the world’s largest pharmaceutical and medical device companies, and the majority of the U.S. News and World Report top 100 universities for 2012.

The following table sets forth information with respect to membership programs, members, and renewals as of the dates shown:

	March 31,
	2008	2009	2010	2011	2012
Membership programs offered	36	40	44	49	53
Total members	2,707	2,761	2,916	3,179	3,726
Member renewal rate (1)	90%	88%	89%	91%	92%
Contract value (in thousands of dollars) (2)	$220,156	$222,025	$253,267	$304,299	$398,313

(1)	For the fiscal year then ended. Shows the percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions, or different affiliations of members that result in changes of control of individual institutions.
(2)	Shows the aggregate annualized revenue attributed to all agreements in effect at a given date, without regard to the initial term or remaining duration of any such agreement.

Programs and Services

As of March 31, 2012, we offered 53 distinct membership programs across three key models:

•	best practices research, which is focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, and analyzing emerging trends;

•	software tools, which allow members to pair their own operational data with the best practices insights from our research; and

•

management and advisory services, which provides strategic and operational support to member institutions in order to achieve key clinical quality and financial performance goals, as well as, assisting member institutions’ efforts to adopt and implement best practices.

Each year, our staff of research managers and analysts conducts thousands of interviews with industry executives on a large number of substantive topic areas, including:

•	clinical reform and models for physician collaboration to impact quality, revenue, and cost;

•	revenue cycle management;

•	health system cost reduction;

•	operational efficiency;

•	hospital and university department operations;

•	pharmaceutical and medical device technology management;

•	strategic approach to problem solving and innovation;

•	elevating clinical quality;

•	measuring and improving student learning outcomes;

•	evidence-based provision of care;

•	nursing and academic faculty recruitment, retention, and productivity; and

•	competing for scarce research funding.

Insights from our research process fuels each of our program models. For our research programs, each program is run by a director who is responsible for applying our standard methodologies to produce best practices studies, modules, and tools, and for maintaining the quality of all program services. Relying on member steering sessions, member topic polls, functionality prioritization exercises, and one-on-one interviews with top industry executives, each director identifies the most timely and important topics of shared member interest and sets the program’s priorities in an annual agenda. The annual agenda is used to communicate potential best practices study topics and associated program services to participating and prospective members, although the actual studies and services delivered to members across the corresponding time period may vary from what is described in the agenda based on ongoing member input and changes in the overall industry. A team composed of analysts, instructors, and/or clinicians is dedicated to each program, collectively researching the program agenda, writing the best practices studies, developing curricula, building tools, delivering executive education sessions, and providing all other program services.

We focus our members’ senior management on important problems by providing an analysis of best practices used by some of the most successful organizations to solve those problems, and by providing tools and services to accelerate the adoption of best practices within our member institutions. In fiscal 2012, we published approximately 60 new best practices research reports, performed more than 250 member meetings and 2,058 on-site seminars to approximately 2,400 member organizations in which are more than 43,000 executive and managerial participants, produced approximately 1,000 customized research reports, and provided content to over 175,000 registered users via our password-protected website and email.

As a result of our extensive relationships with members, we are provided a unique window into our members’ needs, and we are able not only to adjust the research agendas of our existing programs but also to offer new programs and services to meet our members’ changing needs. Over time, we have broadened our offerings, moving from research programs largely focused on strategic issues to a more expansive set of research and management and advisory programs that provide information and tools to address strategic, operational, and management issues, as well as programs anchored by web-based software tools that serve as a conduit to in-depth analysis and integration of best practices into operations. Having evolved our offerings, we have also achieved deeper penetration into each of our member organizations, allowing a broader group of executives, managers, and front-line leaders access to insight and tools required for both their daily and more strategic decisions.

We have supplemented our internal development of programs with the introduction of programs developed by companies we have acquired. Our most recent acquisitions include substantially all of the assets of PivotHealth, LLC, which enhances our existing physician practice management capabilities and provides new growth opportunities with the addition of PivotHealth’s expertise in long-term physician practice management, and substantially all of the assets of Cielo MedSolutions LLC, which enhances our existing suite of physician performance management solutions. For additional information regarding our recent acquisitions, see Note 3, “Acquisitions,” to our consolidated financial statements included elsewhere in this report.

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

Best Practices Research Programs

Each of our best practices research programs is targeted at a specific member executive and addresses for each year the member’s specific strategic challenges, operational issues, and management concerns. Each program includes access to studies, executive education, proprietary databases and online services, and executive briefings, among other services, as we continue to innovate the programs. Each best practices research program typically publishes two to four best practices research studies or modules annually. We published a total of approximately 60 best practices research studies in fiscal 2012. We design each study and module to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 100 to

250 pages of research content. Research studies usually include an up-front essay framing the major business issues and sections describing up to 27 specific and proven best practices. Consistent application of our research methodology and extensive staff member training across all programs enables us to maintain research quality in the programs.

In addition to our research studies, we deliver an executive education curriculum based on our proprietary research to member institutions nationwide through four channels: general membership meetings; presentations conducted on-site at member organizations; on-call access to experts; and frequent teleconferences. In all four settings, we use interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In fiscal 2012, our staff of approximately 22 full- and part-time faculty delivered executive education services to approximately 2,400 member organizations, reaching more than 43,000 executive and managerial participants through more than 250 member meetings, over 2,300 on-site seminars, and over 200 webconferences. These interactions are valuable not only because of the service provided to members, but also because these sessions serve as an important building block of our relationships with members, allowing us the opportunity to gather input about our research agendas and services, generate leads for cross-selling additional programs to existing members, and identify ideas for potential new programs.

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

To provide our member organizations with industry news and best practices on a more frequent basis than is possible with our longer reports, some of our research programs also produce executive briefings that provide short, comprehensive summaries of our research findings, best practices, data, and industry news. Our editorial teams review the nation’s health care news drawn from over 250 sources, including daily newspapers, news wires, magazines, clinical journals, and city business journals, and summarize relevant industry business and clinical news in frequently distributed five- to ten-page reports, which are available to our members through our password-protected website and by email.

Software Tool Programs

Each of our software tool programs are anchored by web-based business intelligence and software tools that are regularly updated with member-specific data. The program’s members have continual access to these tools via the Internet. The tools provide unique access to specific performance improvement metrics at our member institutions, pulling data from disparate legacy information systems through standardized data extracts and, with analytics and proprietary metrics informed by our best practices research, transforming hard-to-access legacy data into performance reports and benchmarks offering actionable insight for managers and executives. Members in these programs receive best practices from our research and from peer organizations through member meetings, teleconferences, and benchmarking, and, in addition, engage in regular interaction with members of our staff who are tasked with helping our members analyze their data and with suggesting tactics for improving performance.

The renewable programs address evergreen problems in areas in which we have developed significant knowledge through our research programs. These include, among other areas, revenue cycle efficiency, assistance with physician management, supply and other cost optimization, throughput in the emergency department and surgical suites, utilization management, workforce management and optimization, and improving quality of outcomes. In addition to online dashboards, the tools are built to be flexible and easy to use, offering members ad hoc querying, performance alerts, drill-down analysis, and comparative benchmarking.

Through the combination of our research and access to these tools, members gain insight into areas of opportunity for operational or financial improvement, receive best practices toolkits to capture the improvement, and directly use our resources to inform front-line decisions on an hourly, daily, and weekly basis. By allowing our members to transform their data into information they can use to enhance performance, we have developed an additional way for our members to quantify areas of opportunity and identify value captured through use of our programs.

Management and Advisory Programs

We also provide members with support in managing certain processes and installing the best practices profiled in our research studies within their own organizations. In these programs, which are not typically renewable, we offer members a standardized package of management tools and on-site curriculum derived from content, data, and documents gathered through working with other members. By using our management and advisory programs, members benefit from work already completed by other members, saving them time, cost, and effort by leveraging tools that have proved successful in installing best practices.

We have two distinct types of management and advisory programs. The first is an advisory service in which we provide a standardized package of management tools supplemented by on-site sessions to educate executives and line managers in their use. The programs are designed to help members organize, structure, and manage an internal project team and to develop the action plans for installing those best practices most likely to have a large impact within their own organizations.

The second is a management service where we provide an experienced leadership team with proven tactics, expertise, and operating metrics to manage a portion of a member’s operations on an interim or long-term basis. In these programs we place a seasoned group of senior level executives on-site for an extended period of time to provide hands-on, practical expertise and to deliver long term value, optimizing the financial and operational performance of our members.

Pricing and Contracts

Each program typically charges a separate fixed annual membership fee that covers all the services in the program. Annual fees vary by program based on the target executive constituency and the specific combination of services provided to participating members. Annual fees for best practices research programs are generally billable in advance. Annual fees for programs that offer management and advisory services or software tools are higher than annual fees for research programs. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. On average, we increase membership fees 2% to 3% per year. Membership fees may also be lower for the initial members of new programs. In some of our programs, we charge our members for certain direct billable expenses, such as travel expenses. In the past, we sold substantially all of our memberships in our programs as one-year agreements. The majority of our contracts are multi-year agreements and that proportion has increased since 2008.

Sales and Marketing

As of March 31, 2012, our sales force consisted of 155 new business development teams that are responsible for selling new memberships. Each new business development team generally consists of two employees: one marketer who travels to prospective members to meet in person, and one marketing associate who provides support from the office. Our two-person new business development teams sell programs to new members as well as cross-sell additional programs to existing members of other programs. We maintain separate member services teams that are responsible for servicing and renewing existing memberships. The separation of responsibility for new membership sales and membership renewals reflects the varying difficulty and cost of the respective functions, as well as the different skills required for each. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and typically travel at least 60% of the time, conducting face-to-face meetings with senior executives at current and prospective member institutions. Member services representatives assume more of an in-house relationship management role, conducting most of their responsibilities over the telephone.

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

Competition

We are not aware of any other organization that offers health care or education organizations services for fixed annual fees across as broad a range of best practices and software tools as that offered by our company. We compete in some discrete programs and for discretionary expenditures against health care-focused, education-focused, and multi-industry firms. These include consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; and specialized providers of educational and training services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, may also offer research, consulting, tools, and education services to health care and educational organizations. Our principal competitors include, among others, Accenture Ltd., Accretive Health, Inc., Aetna, Inc., Allscripts Healthcare Solutions, Inc., athenahealth, Inc., Cerner Corporation, Deloitte & Touche LLP, Emdeon Inc., Epic Systems Corporation, Huron Consulting, Inc., OptumHealth, McKesson Corporation, McKinsey & Company, MedAssets, Inc., Navigant Consulting, Passport Health Communications, Inc., Premier, Inc., and Thomson Reuters Corporation. We also compete with many smaller companies that each provide a limited number of the services we offer.

We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, strength and depth of relationships with member senior executives, reliability and effectiveness of software tools, distinctiveness of dashboards and user interfaces, depth and quality of the membership network, ability to meet the changing needs of our current and prospective members, and service and affordability. We believe we compete favorably with respect to each of these factors.

The Corporate Executive Board Company, which was a division of our company until 1999, provides membership-based research programs on a cross-industry basis that are similar to some of the types of programs that we sell to health care and education organizations. As part of a collaboration agreement between us and The Corporate Executive Board Company, which extends through February 5, 2013, The Corporate Executive Board Company is generally prohibited from selling membership-based best practices research programs to health care providers. In addition, as part of this agreement, The Corporate Executive Board Company is prohibited from selling membership-based best practices programs to other types of health care organizations and to educational institutions unless the programs address issues of a general business nature and are principally sold to companies and institutions not in the health care or education industries. The noncompetition clauses of this collaboration agreement generally prohibit us from selling membership-based best practices research programs to organizations other than non-profit organizations or organizations principally engaged in the businesses of health care or education.

Employees

As of March 31, 2012, we employed approximately 1,850 persons, approximately 1,300 of whom are based in our headquarters in Washington, D.C. None of our employees are represented by a collective bargaining arrangement.

Executive Officers

The following table sets forth, as of March 31, 2012, the names, ages, and positions of the persons who serve as our executive officers.

Executive Officers	Age	Position
Robert W. Musslewhite	42	Chief Executive Officer and Director
David L. Felsenthal	41	President
Michael T. Kirshbaum	35	Chief Financial Officer and Treasurer
Martin D. Coulter	46	Executive Vice President
Evan R. Farber	39	General Counsel and Corporate Secretary
Cormac F. Miller	38	Executive Vice President
Richard A. Schwartz	46	Executive Vice President
Mary D. VanHoose	47	Chief Talent Officer

Our officers are appointed by, and serve at the pleasure of, our Board of Directors.

Robert Musslewhite has served as our Chief Executive Officer since September 2008. Mr. Musslewhite joined us in 2003, initially serving in executive roles in strategic planning and new product development. In 2007, Mr. Musslewhite was named Executive Vice President and general manager in charge of software-based programs, and he became CEO the following year. Before joining us, Mr. Musslewhite was an Associate Principal in the Washington, D.C., Amsterdam, and Dallas offices of McKinsey & Company, where he served a range of clients across the consumer products industry and other industries and was a co-leader of McKinsey’s Pricing Center. Mr. Musslewhite holds an A.B. degree in Economics from Princeton University and a J.D. from Harvard Law School.

David L. Felsenthal became our President in September 2008. Mr. Felsenthal first joined us in 1992. He served as Chief Financial Officer, Secretary, and Treasurer from April 2001 through February 2006, served as an Executive Vice President since February 2006 and served as Chief Operating Officer from January 2007 to September 2008. From September 1999 to March 2001, Mr. Felsenthal was Vice President of an affiliated company, eHospital Inc., focused on developing and delivering health care content to patients and providers via the Internet. From 1997 to 1999, Mr. Felsenthal worked as Director of Business Development and Special Assistant to the CEO/CFO of Vivra Specialty Partners, a private health care services and technology firm. From 1992 through 1995, Mr. Felsenthal held various positions with us in research and new product development. Mr. Felsenthal received an A.B. degree from Princeton University and an M.B.A. from Stanford University.

Michael T. Kirshbaum became our Chief Financial Officer in February 2006 and Treasurer in March 2007. Mr. Kirshbaum joined us in 1998, and before his current role held a variety of positions across the finance group, most recently serving as Senior Director of Finance. In that role, Mr. Kirshbaum was responsible for most of our finance operations, including our overall financial strategy and budgeting process, as well as a number of other accounting functions. Mr. Kirshbaum has a B.S. degree in Economics from Duke University.

Martin D. Coulter was named Executive Vice President in July 2011 and is responsible for our revenue cycle service offerings and related business activities. Prior to his promotion to Executive Vice President, he was the Executive Director of our software programs since 2008. Mr. Coulter joined us in November 2001 as a Managing Director with general management responsibility for certain of our membership programs. Before joining us, Mr. Coulter served as Chief Executive Officer of Citizens Energy Corporation, a non-profit health care and energy company. Before 1999, Mr. Coulter was a principal at the Parthenon Group and a consultant at Bain & Company. Mr. Coulter received a B.A. degree in Economics from Trinity College, Dublin, Ireland, an M.S. degree in Banking and Financial from University College, Dublin, Ireland, and an M.B.A. from Harvard University.

Evan R. Farber joined us in October 2007 as General Counsel and also has served as Corporate Secretary since November 2007. Before joining us, Mr. Farber was a partner at Hogan & Hartson L.L.P. (now Hogan Lovells US LLP), a law firm in Washington, D.C., where he practiced corporate, securities, transactional and commercial law. Mr. Farber received a B.A. degree from Binghamton University, State University of New York, and a J.D. from The George Washington University Law School.

Cormac F. Miller was named Executive Vice President in August 2011, responsible for corporate strategy and new product development. Prior to his promotion to Executive Vice President, he served as the Executive Director, Strategic Planning and New Product Development since January 2007. Mr. Miller joined us in 1996 and has held various management positions within our research programs, including Executive Director, Research from October 2005 to December 2006, and Managing Director from October 2002 through October 2005. Mr. Miller received a B.S. degree from the University of Wisconsin-Madison.

Richard A. Schwartz was named Executive Vice President in February 2006, responsible for strategic planning and general management of our physician-oriented programs. Mr. Schwartz joined us in 1992 and held various management positions within our research programs, including Executive Director, Research from June 1996 to March 2000. In addition, Mr. Schwartz served as our General Manager, Research from 2001 to 2006. Mr. Schwartz received a B.A. degree from Stanford University and an M.B.A. from Duke University.

Mary D. VanHoose has served as Chief Talent Officer since 2009. In this role Ms. VanHoose oversees recruiting, retention, engagement, and development of our staff worldwide, and she works closely with the executive team on a broad range of issues that include organizational planning, goal setting, leadership development, and firm communication. Ms. VanHoose joined us in 1991 and initially served as a research analyst focusing on certain clinical best practices for hospitals and health care providers. From 2000 to 2009, Ms. VanHoose served as our Executive Director of Career Management. Ms. VanHoose received a B.A. degree from the University of Virginia.

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

We derive most of our revenue from members in the health care industry. As a result, our financial condition and results of operations could be adversely affected by conditions affecting the health care industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the health care industry as well as our ability to increase the number of programs and services that we sell to our members. The health care industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new federal and state laws and regulations affecting the health care industry could create unexpected liabilities for us, could cause us or our members to incur additional costs and could restrict our or our members’ operations. Many health care laws are complex and their application to us, our members, or the specific services and relationships we have with our members is not always clear. In addition, federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Due to the significant implementation issues arising under these laws, it is unclear what long-term effects they will have on the health care industry and in turn on our business, financial condition, and results of operations. Our failure to anticipate accurately the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business.

There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of health care organizations, such as reimbursement policies for health care expenses, consolidation in the health care industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services or could suffer delays or cancellations of orders or reductions in demand for our products and services as a result of changes in regulations affecting the health care industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, changes to the Health Insurance Portability and Accountability Act of 1996, and the regulations that have been issued under it, which we refer to collectively as “HIPAA,” and other federal or state privacy laws, laws relating to the tax-exempt status of many of our members, or restrictions on permissible discounts and other financial arrangements.

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

If we are not able to offer new and valuable products and services, our business may suffer.

Our success depends on our ability to develop new products and services that serve specific constituencies, to anticipate changing market trends, and to adapt our research, tools, and analysis to meet the changing needs of our members. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure could cause some of our existing products and services to become obsolete, particularly in the health care industry, where needs continue to evolve rapidly with the introduction of new and the obsolescence of old technology, changing payment systems and regulatory requirements, shifting strategies and market positions of major industry participants, and changing objectives and expectations of health care consumers. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with timely research, business intelligence and software tools, and management and advisory services for issues and topics of importance. As a result, we must continue to invest resources in development of new programs and services in order to enhance our existing products and services and introduce new high-quality products and services that members and potential members will want. Many of our member relationships are non-exclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing members, be unable to obtain new members, or incur impairment of capitalized software development assets.

Because our programs offer a standardized set of services that allows us to spread our largely fixed program cost structure across our membership base of participating organizations, we may lose money on or terminate a program if we are unable to attract or retain a sufficient number of members in that program to cover the costs. Terminating a program could adversely affect our business by causing dissatisfaction among members of the terminated program and impairing our reputation with current and potential members.

Competition may adversely affect our business.

A failure adequately to track, understand, or address competitive pressures could have a material adverse effect on our business. We compete in discrete programs and for discretionary dollars against health care-focused, higher education-focused, and multi-industry firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, may also offer research, consulting, tools, and education services to health care and education organizations that are competitive with our programs.

As part of a collaboration agreement between us and The Corporate Executive Board Company, which could be in effect through February 5, 2013, The Corporate Executive Board Company is generally prohibited from selling certain membership-based best practices research products and services to health care providers and education organizations. Upon expiration of the collaboration agreement’s noncompetition obligations, The Corporate Executive Board Company may sell membership-based best practices research programs in direct competition with some of our discrete programs. Direct competition with The Corporate Executive Board Company in these programs may have a material adverse effect on our business.

Our prospects will suffer if we are not able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.

Our future success depends upon our ability to hire, train, motivate, manage, and retain a significant number of highly skilled employees, particularly research analysts, technical experts, and sales and marketing staff. We have experienced, and expect to continue to experience, competition for professional personnel from management consulting firms and other producers of research, technology, and analysis services. Hiring, training, motivating, managing, and retaining employees with the skills we need is time-consuming and expensive. Any failure in this regard could hinder our ability to continue to provide high-quality research and other products and services, implement tools, or complete existing member engagements and attract new members.

Unsuccessful design or implementation of our business intelligence and software tools may harm our future financial results.

Software development and implementation can take long periods of time and require significant capital investments. If our business intelligence and software tools are less effective, cost-efficient, or attractive to our members than they anticipate or do not function as expected or designed, we may not recover the development costs, and our competitive position, operations, or financial results could be adversely affected. In addition, any defects in our business intelligence and software tools or other intellectual property could result in additional development costs, the diversion of technical and other resources from our other development efforts, significant cost to resolve the defect, loss of members, harm to our reputation, risk of nonpayment, loss of revenue, and exposure to liability claims. We also rely on technology and implementation support provided by others in certain of our programs that offer business intelligence and software tools. Our business could be harmed by defects in this technology or by the failure of third parties to provide timely and accurate services.

Some of our products and services are complex and require lengthy and significant work to implement. If the member implementation process is not executed successfully or if execution is delayed, our relationships with some of our members may be adversely impacted, and our results of operations may be negatively affected. In addition, cancellation of any of our products and services after implementation has begun may involve loss to us of time, effort, and resources invested in the cancelled implementation as well as lost opportunity for acquiring other members over that same period of time.

We may experience significant delays in generating, or an inability to generate, revenue if potential members take a long time to evaluate our products and services.

A key element of our strategy is to market our products and services directly to health care providers, such as health systems and acute care hospitals, and education institutions, such as colleges and research universities, to increase the number of our products and services utilized by existing members. If we are unable to sell additional products and services to existing hospital, health system, and education members, or enter into and maintain favorable relationships with other health care providers or education organizations, our revenue could be materially adversely affected. We do not control many of the factors that will influence the decisions of these organizations regarding the purchase of our products and services. The evaluation process can sometimes be lengthy and involve significant technical evaluation and commitment of personnel by these organizations. The use of our products and services may also be delayed due to reluctance to change or modify existing procedures.

Unsuccessful delivery of our management and advisory services may harm our future financial success.

Ten of our programs as of March 31, 2012 offer support to help accelerate the installation of best practices profiled in our research studies. If the member delivery process is not executed successfully or if execution is delayed, our relationships with some of our members and our results of operations may be negatively affected. We also are subject to risks arising from the fact that these management and advisory memberships are not individually renewable. To maintain our annual revenue and contract value from these programs, we will have to enroll new members each year as other members complete their program terms. We may not be successful in selling these programs in the future as a result of lack of continued market acceptance of the programs or other factors.

Federal and state privacy and security laws may increase the costs of operation and expose us to civil and criminal sanctions.

We must comply with extensive federal and state requirements regarding the use, disclosure, retention, and security of patient health care information. Failure by us to comply with any of the applicable federal and state laws regarding patient privacy, identity theft prevention and detection, breach notification, and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties and/or contractual liability under our agreements with our members. In addition, such failure may injure our reputation and adversely affect our ability to retain existing members and attract new members.

The Health Insurance Portability and Accountability Act of 1996 and the regulations that have been issued under it contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are set forth in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule and requires covered entities to provide individuals with certain rights with respect to their protected health information. The Privacy Rule imposes a complex system of requirements on covered entities for complying with these basic standards. Under the HIPAA Security Rule, covered entities must establish administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

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

In February 2009, the U.S. Congress enacted the Health Information Technology for Economic and Clinical Health Act, or “HITECH Act,” as part of the American Recovery and Reinvestment Act of 2009. With the enactment of the HITECH Act, the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. We must now directly comply with certain aspects of the Privacy and Security Rules, and are also subject to enforcement for a violation of HIPAA. The HITECH Act and its implementing regulations also impose mandatory federal requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information.

Any failure or perception of failure of our products or services to meet HIPAA and related regulatory requirements could expose us to certain investigation, notification, litigation, penalty, and/or enforcement risks and could adversely affect demand for our products and services, and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our members and HIPAA.

In addition to our obligations under HIPAA, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we may be required to comply with them as well.

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business, products, services, or the associated costs of compliance.

Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission and other disclosures of health information that would limit, forbid or regulate the use or transmission of health information pertaining to U.S. patients outside of the United States. Such legislation, if adopted, could render operations outside of the U.S. impracticable or substantially more expensive. In addition, although most of our business is conducted in the United States, some of our businesses and operations are international in nature and are consequently subject to regulation in the jurisdictions in which the operations are conducted. These regulatory regimes include privacy and data protection regulations (including requirements for cross-border data transfers) that vary from jurisdiction to jurisdiction, among other matters, and we may be required to comply with such regulations.

We or our members or other third parties with whom we conduct business may experience difficulties in complying with or interpreting federal regulations governing certain electronic transactions, which may negatively affect our service levels or result in enforcement actions against us.

HIPAA and its implementing regulations mandate format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice, and eligibility inquiries. Although our systems are capable of transmitting transactions that comply with these requirements, some members or other third parties with whom we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where members or other third parties require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we may attempt to comply with their requirements, but may be subject to enforcement actions as a result. We are actively working to modify our systems for the implementation of updated standard code sets for diagnoses and procedures that are currently scheduled to take full effect in October 2014. We may not be successful in responding to the new requirements and any changes that we make to our transactions and software may result in errors or otherwise negatively affect our service levels. We may also experience complications in supporting clients that have not fully complied with the revised requirements as of the applicable compliance date.

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our members or other third parties.

We manage and store various proprietary information and sensitive or confidential data relating to our operations. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.

The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential members that may impede our critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our members or other third parties could expose us, our members, or other third parties affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business. In addition, we rely in certain limited capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on us.

Disruptions in service at our data centers, or at other service provider locations related to the storage, transmission, and presentation of member data, could adversely affect our business.

Our data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities, and system controls, we do not directly control the continued or uninterrupted availability of every location. Interruptions in service or damage to locations may be caused by natural disasters, power loss, Internet or network failures, operator error, or similar events, and could result in service interruptions, delays in access, or the destruction of data. Disaster recovery, data backups, and business continuity planning address many of these possible service interruptions, but the varied types and severity of the interruptions that could occur may render our safeguards inadequate. These service interruption events could impair our ability to deliver services or deliverables or cause us to miss service level agreements in our agreements with our members, which could negatively affect our ability to retain existing members and attract new members.

We may be liable to our members and may lose members if we are unable to collect and maintain member data or lose member data.

Because of the large amount of data that we collect and manage from our members and other third parties and the increasing use of technology in our programs, hardware failures or errors in our processes or systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our members regard as significant. Further, our ability to collect and report data may be interrupted or limited by a number of factors, including the failure of our network, software systems, or business intelligence tools, or the terms of our members’ contracts with their third-party suppliers. In addition, computer viruses may harm our systems, causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store, supply, utilize, and report information, our reputation could be harmed and we could lose existing members and experience difficulties in attracting new members.

Failure by our members to obtain proper permissions and waivers for use and disclosure of the information we receive may result in claims against us or may limit or prevent our use of data, which could harm our business.

We require our members to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. Any such failure to obtain proper permissions and waivers could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, such a failure could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of our lack of a valid notice, permission, or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

Our sources of data might restrict our use of or refuse to license data, which could adversely impact our ability to provide certain products or services.

A portion of the data that we use is either purchased or licensed from third parties or is obtained from our members for specific engagements. We also obtain a portion of the data that we use from public records. If a substantial number of data providers, including our members, were to withdraw or no longer provide their data to us, our ability to provide products and services to our members could be materially adversely affected. We believe that we currently have the rights necessary to use the data that are incorporated into our products and services. In the future, however, data providers could seek to withdraw their data from us if there is a competitive reason to do so; if legislation is passed restricting the use of the data; or if judicial interpretations are issued restricting use of the data. Further, our licenses for information may not allow us to use that information for all potential or contemplated applications and products.

If our products or services fail to provide accurate information, or if our content or any other element of our products or services is associated with incorrect, inaccurate, or faulty coding, billing, or claims submissions to Medicare or any other third-party payor, we could be liable to customers or the government which could adversely affect our business.

Our products and content were developed based on the laws, regulations, and third-party payor rules in existence at the time such software and content was developed. Members could assert claims against us or the government, or qui tam relators on behalf of the government, could assert claims against us under the Federal False Claims Act or similar state laws, if we interpret those laws, regulations, or rules incorrectly; the laws, regulations, or rules materially change at any point after the software and content was developed; we fail to provide up-to-date, accurate information; or our products or services are otherwise associated with incorrect, inaccurate, or faulty coding, billing, or claims submissions by our members. The assertion of such claims and ensuing litigation, regardless of the resolution, could result in substantial costs to us, divert management’s attention from operations, damage our reputation, and decrease market acceptance of our services. Although we attempt to limit by contract our liability to customers for damages, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable or otherwise protect us from liability for damages. We cannot limit liability the government could seek to impose on us under the False Claims Act.

If we fail to comply with federal and state laws governing health care fraud and abuse and/or reimbursement, we may be subject to civil and criminal penalties or loss of eligibility to participate in government health care programs.

A number of federal and state laws, including physician self-referral laws, anti-kickback restrictions, and laws prohibiting the submission of false or fraudulent claims apply to health care providers, physicians, and others that make, offer, seek, or receive referrals or payments for products or services that may be paid for through any federal or state health care program and, in some instances, private programs. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other health care reimbursement laws and rules. From time to time, participants in the health care industry receive inquiries or subpoenas to produce documents in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted from operations by these efforts. Further, if we are found to be in violation of any federal or state fraud and abuse laws, we could be subject to civil and criminal penalties, and could be excluded from participating in federal and state health care programs such as Medicare and Medicaid. The occurrence of any of these events could cause our customers to terminate our contracts with them and result in significant harm to our business and financial condition.

These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our proprietary applications or services that relate to claims or cost report information or services that relate to relationships between our members and other health care providers, including physicians, may be determined or alleged to be in violation of these laws and regulations. Any failure of our proprietary applications or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our contracts with our members, require us to change or terminate some portions of our business, cause us to be disqualified from serving customers doing business with government payors, and give our members the right to terminate our contracts with them.

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

System failures that interrupt our ability to develop or provide our products and services could affect our members’ perception of the value of our products and services. Delays or interruptions in the delivery of our products and services could result from unknown data, software, or hardware defects, insufficient capacity, or the failure of our website hosting and telecommunications vendors to provide continuous and uninterrupted service. Additionally, we host some of our services and serve our customers through third-party data center hosting facilities. We do not control the operation of these facilities. From time to time, we may need to relocate our data or our customers’ data to alternative locations. Despite precautions taken during such moves, any difficulties experienced may impair the delivery of our services. We also depend on service providers that provide customers with access to our products and services. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store, and supply information, our reputation could be harmed and we could lose customers. Any significant interruptions in our products and services could damage our reputation in the marketplace and have a negative impact on our business, financial condition, and results of operations.

If we are unable to maintain our third-party providers or strategic alliances, or enter into new alliances, we may be unable to grow our current business.

Our business strategy includes entering into strategic alliances and affiliations with leading health care service providers. If existing alliances are terminated or we are unable to enter into alliances with such providers, we may be unable to maintain or increase our market presence. We work closely with our strategic partners either to expand our penetration in certain areas or to expand our market capabilities. We may not achieve our objectives through these alliances. Many of these companies have multiple relationships and they may not regard us as significant to their business. Moreover, these companies may, in certain circumstances, pursue relationships with our competitors or develop or acquire products and services that compete with our products and services.

Our business could be harmed if we are no longer able to license or integrate third-party technologies and data.

We depend upon licenses from third-party vendors for some of the technology and data used in our business intelligence and software tools, for some of the technology platforms upon which these tools operate, and for some of our programs. We also use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual agreement and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period. Our inability to obtain any of these licenses could delay our ability to provide services until alternative technology can be identified, licensed, and integrated, which may harm our financial condition and results of operations. Some of our third-party licenses are non-exclusive, and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us.

Our use of third-party technologies exposes us to increased risks, including risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology, and the generation of revenue from licensed technology sufficient to offset associated procurement and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

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

As a publisher and distributor of original research and analysis, a user of third-party content, and an online content provider, we face potential liability for trademark and copyright infringement and other claims based on the material we publish. Infringement claims may be asserted against us in the future, and those claims may be successful. Any intellectual property rights claim against us or our members, whether or not such a claim has merit, could be expensive to litigate, cause us to incur substantial costs, harm our reputation, and divert management resources and attention in defending the claim. Further, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively preclude us from providing products or services. In addition, licenses for any intellectual property of third parties that might be required for our products or services may become unavailable on commercially reasonable terms, or at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

Any significant increase in bad debt in excess of recorded estimates would have a negative impact on our business, financial condition, and results of operations.

Our operations may incur unexpected losses from unforeseen exposures to member credit risk degradation. We initially evaluate the collectibility of our accounts receivable based on a number of factors, including a specific member’s ability to meet its financial obligations to us, the length of time the receivables are past due, and historical collections experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from members. If circumstances related to specific members change as a result of the current economic climate or otherwise, such as a limited ability to meet financial obligations due to bankruptcy, or if conditions deteriorate to the extent that our past collection experience is no longer relevant, the amount of accounts receivable that we are able to collect may be less than our previous estimates as we experience bad debt in excess of reserves previously recorded.

We may pursue acquisition opportunities, which could subject us to considerable business and financial risk.

We evaluate potential acquisitions of complementary businesses on an ongoing basis and may from time to time pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths, and weaknesses of these opportunities, or consummating acquisitions on acceptable terms. Future acquisitions may result in dilution to earnings, including acquisitions involving potentially dilutive issuances of equity securities or issuances of debt. Acquisitions may expose us to particular business and financial risks, including risks that we may:

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

If we are unable to manage the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications, or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, we may fail to achieve expected cost savings, revenue opportunities, and other expected benefits of our acquisition strategy and may be required to focus resources on integration of operations rather than on our primary product and service offerings.

Any significant impairment of our goodwill would lead to a decrease in our assets and a reduction in our net operating performance.

As of March 31, 2012, we had goodwill of approximately $74.2 million, which constituted approximately 10.4% of our total assets as of that date. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment change, which would lead to a decrease in our assets and a reduction in our net operating performance. If the testing performed indicates that impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which the determination is made. The testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.

We may invest in companies for strategic reasons and may not realize a return on our investments

From time to time, we may make investments in companies to further their strategic objectives and support our key business initiatives. As of March 31, 2012, we held approximately $13.7 million of such investments. Such investments could include equity or debt instruments in private companies, and many of these instruments may be non-marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. The current economic environment may increase the risk of failure of the companies in which we may invest due to limited access to credit and reduced frequency of liquidity events. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss. Our investments will likely be concentrated in companies in the health care sector, and declines in this market or changes in management’s plans with respect to our investments in this market sector could result in significant impairment charges. Further, when the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. Our investments in private companies may not be liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our financial results.

If we are required to collect sales and use taxes on the programs we sell in certain jurisdictions, we may be subject to tax liability for past sales and our future sales may decrease.

Rules and regulations applicable to sales and use tax vary significantly from state to state. In addition, the applicability of these rules, given the nature of our products and services, is subject to change. We may lose sales or incur significant costs should various tax jurisdictions be successful in imposing sales and use taxes on a broader range of products and services. A successful assertion by one or more tax jurisdictions that we should collect sales or other taxes on the sale of our solutions could result in substantial tax liabilities for past sales, decrease our ability to compete, and otherwise harm our business. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past as well as future taxes. Liability for past taxes may also include substantial interest and penalty charges. If we are required to collect and pay back taxes and the associated interest and penalties and if our members fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned costs that may be substantial. Moreover, imposition of such taxes on future services will effectively increase the cost of such services to our members and may adversely affect our ability to retain existing members or to gain new members in the markets in which such taxes are imposed.

We may not be able to fully realize our deferred tax assets.

For tax purposes, we have deferred income tax assets consisting primarily of state income tax credit carry forwards. If our future taxable income is less than we believe it will be, we may not be able to fully realize our deferred tax asset. In estimating future tax consequences, we do not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of our status as a Qualified High Technology Company, on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted that have an impact on our deferred income taxes.

Our growing operations in India expose us to risks that could have an adverse effect on our costs of operations.

We employ a significant number of persons in India and expect to continue to add personnel in India. While there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, our reliance on a workforce in India exposes us to disruptions in the business, political, and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in India require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our headquarters is located on approximately 215,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, software development, information technology, administration, and operations personnel. We lease our office facilities, and the D.C. lease expires in June 2019. The terms of the lease contain provisions for rental escalation and require us to pay our portion of executory costs such as taxes, insurance, and operating expenses. We lease regional office space in Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; San Francisco, California; Ann Arbor, Michigan; and London, England. We also lease office space in Chennai, India through our Indian subsidiary, ABCO Advisory Services India Private Ltd. For information about our leased offices, see Note 16, “Commitments and contingencies,” to our consolidated financial statements included elsewhere in this report. We believe that our facilities are adequate for our current needs and that additional facilities will be available for lease on a commercially reasonable basis to accommodate our anticipated growth.

Item 3.	Legal Proceedings.

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Global Select Market of The NASDAQ Stock Market LLC and is traded under the NASDAQ symbol “ABCO.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2011:
First quarter	$44.15	$31.65
Second quarter	$44.97	$39.74
Third quarter	$50.68	$44.16
Fourth quarter	$52.81	$46.43
Fiscal Year Ended March 31, 2012:
First quarter	$59.40	$45.41
Second quarter	$68.20	$50.38
Third quarter	$75.36	$57.44
Fourth quarter	$89.56	$72.78

As of May 15, 2012, there were seven holders of record of our common stock and 17,154,676 shares of common stock outstanding. The number of record holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.

We have not declared or paid any cash dividend on our common stock since we became a public company in 2001. We do not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by our Board of Directors and would depend upon, among other factors, our earnings, financial condition, cash requirements, and contractual restrictions.

Item 6.	Selected Financial Data.

The following table sets forth selected financial and operating data for the fiscal years and as of the dates indicated. The selected financial data presented below as of March 31, 2008, 2009, 2010, 2011, and 2012 and for the five fiscal years in the period ended March 31, 2012 has been derived from our financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	167,610	167,610	167,610	167,610	167,610
	Year Ended March 31,
	2008	2009	2010	2011	2012
	(In thousands except per share amounts)
Statements of Income Data:
Revenue	$209,365	$222,811	$232,610	$283,439	$370,345

Costs and expenses:
Cost of services	94,750	109,951	118,443	149,043	203,187
Member relations and marketing	44,002	50,693	52,533	64,295	73,875
General and administrative	25,269	26,725	32,133	38,225	47,892
Depreciation and amortization of property and equipment	3,589	5,647	6,391	5,971	9,033
Write-off of capitalized software	—	—	7,397	—	—

Total costs and expenses	167,610	193,016	216,897	257,534	333,987

Operating income	41,755	29,795	15,713	25,905	36,358
Other income, net	6,142	2,445	2,340	1,866	3,034

Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	47,897	32,240	18,053	27,771	39,392
Provision for income taxes	(15,953)	(10,327)	(6,192)	(9,691)	(15,203)
Equity in loss of unconsolidated entity	—	—	—	—	(1,337)

Net income from continuing operations	31,944	21,913	11,861	18,080	22,852
Discontinued operations:
Income/ (loss) from discontinued operations, net of tax (1)	118	(445)	(428)	444	286

	167,610	167,610	167,610	167,610	167,610
Gain on sale of discontinued operations, net of tax	—	—	—	—	2,155

Net income / (loss) from discontinued operations	118	(445)	(428)	444	2,441

Net income	$32,062	$21,468	$11,433	$18,524	$25,293

Earnings per share – basic:
Net income from continuing operations	$1.77	$1.33	$0.76	$1.15	$1.39
Net income / (loss) from discontinued operations	$0.01	$(0.02)	$(0.02)	$0.03	$0.15

Net income per share – basic	$1.78	$1.31	$0.74	$1.18	$1.54

Earnings per share – diluted:
Net income from continuing operations	$1.71	$1.32	$0.75	$1.10	$1.32
Net income / (loss) from discontinued operations	$0.01	$(0.02)	$(0.02)	$0.03	$0.14

Net income per share – diluted	$1.72	$1.30	$0.73	$1.13	$1.46

Weighted average number of shares outstanding:
Basic	17,999	16,441	15,515	15,733	16,404
Diluted	18,635	16,560	15,692	16,415	17,330

(1)	Income / (loss) from discontinued operations for all periods presented includes the operating results for OptiLink which was sold in January 2012.

	$220,156	$220,156	$220,156	$220,156	$220,156
	Year Ended March 31,
	2008	2009	2010	2011	2012
	(In thousands except per share amounts)
Stock-based compensation expense included in Statement of Income:
Costs and expenses:
Cost of services	$4,558	$4,273	$3,930	$2,763	$3,440
Member relations and marketing	2,599	2,436	2,248	1,663	2,133
General and administrative	5,406	5,738	5,974	4,366	6,413

Total costs and expenses	12,563	12,447	12,152	8,792	11,986

Operating income	(12,563)	(12,447)	(12,152)	(8,792)	(11,986)

Net income	$(8,380)	$(8,464)	$(7,984)	$(5,725)	$(7,359)

Impact on earnings per share:
Net income per share – diluted	$(0.45)	$(0.51)	$(0.51)	$(0.35)	$(0.42)

	$220,156	$220,156	$220,156	$220,156	$220,156
	March 31,
	2008	2009	2010	2011	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,907	$23,746	$61,238	$30,378	$60,642
Marketable securities	132,158	70,103	51,682	86,179	127,444
Working capital (deficit)	(46,947)	(37,046)	(20,850)	(65,953)	(29,169)
Total assets	305,114	316,258	386,772	491,188	705,588
Deferred revenue	139,486	167,035	204,112	262,751	392,456
Total stockholders’ equity	122,529	98,899	111,815	148,592	217,047

	$220,156	$220,156	$220,156	$220,156	$220,156
	March 31,
	2008	2009	2010	2011	2012
	(unaudited)
Other Operating Data:
Membership programs offered	36	40	44	49	53
Total members	2,707	2,761	2,916	3,179	3,726
Member institution renewal rate (1)	90%	88%	89%	91%	92%
Contract value (in thousands) (2)	$220,156	$222,025	$253,267	$304,299	$398,313
Contract value per member (3)	$81,328	$80,415	$86,854	$95,722	$106,901

(1)	Indicates the percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions, or different affiliations of members that result in changes of control over individual institutions.
(2)	Represents the aggregate annualized revenue attributed to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.
(3)	Represents total contract value divided by the number of members.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide best practices research and analysis, software tools, and management and advisory services through discrete programs to approximately 3,700 organizations, including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.

Our membership business model allows us to create value for our members by providing proven technology solutions to common and complex problems as well as high-quality content on a broad set of relevant issues. Our growth has been driven by strong renewal rates, addition of new memberships in our existing programs, new program launches, acquisitions of complementary businesses, and annual price increases. Our member institution renewal rate was 89%, 91%, and 92% for fiscal 2010, 2011, and 2012, respectively. We believe that high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 21.9% in fiscal 2011 over fiscal 2010 and grew 30.7% in fiscal 2012 over fiscal 2011. Our contract value increased 20.1% to $304.3 million as of March 31, 2011 from March 31, 2010 and increased 30.9% to $398.3 million as of March 31, 2012 from March 31, 2011. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. As of March 31, 2012, more than 90% of our contract value was renewable. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.

Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation and amortization of property and equipment expenses, and, in fiscal 2010, the write-off of capitalized software. Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research personnel, in-house faculty, software developers, and consultants; the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; costs of developing and supporting our web-based content and software tools; and fair value adjustments to acquisition-related earn-out liabilities. Member relations and marketing includes the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives; travel and entertainment expenses; training of personnel; sales and marketing materials; and associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new program development, and other administrative functions. Depreciation and amortization of property and equipment expense includes the cost of depreciation of our property and equipment, amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs, and amortization of acquired developed technology. Write-off of capitalized software in fiscal 2010 includes the impairment charge taken to write down internally developed capitalized software balances to their current fair value. Our operating costs for each period presented include stock-based compensation expense and expenses that represent additional payroll taxes associated with the taxable income recognized by employees upon their exercise of common stock options and the vesting of their restricted stock units issued under our stock incentive plans.

Non-GAAP Financial Presentation

This management’s discussion and analysis presents supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” These financial measures, which are considered “non-GAAP financial measures” under SEC rules, are referred to as adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Results of Operations

The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Year Ended March 31,
	2010	2011	2012
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	50.9	52.6	54.9
Member relations and marketing	22.6	22.7	19.9
General and administrative	13.8	13.5	12.9
Depreciation and amortization of property and equipment	2.7	2.1	2.4
Write-off of capitalized software	3.2	—	—

Total costs and expenses	93.2	90.9	90.2

Operating Income	6.8	9.1	9.8
Other income, net	1.0	0.7	0.8

Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	7.8	9.8	10.6
Provision for income taxes	(2.7)	(3.4)	(4.1)
Equity in loss of unconsolidated entity	—	—	(0.4)

Net income from continuing operations	5.1	6.4	6.2
Discontinued operations:
(Loss) / income from discontinued operations, net of tax	(0.2)	0.2	0.1
Gain on sale of discontinued operations, net of tax	—	—	0.6

Net (loss) / income from discontinued operations	(0.2)	0.2	0.7

Net income	4.9%	6.5%	6.8%

Fiscal years ended March 31, 2010, 2011, and 2012

Net income. Net income increased 62.0% from $11.4 million in fiscal 2010 to $18.5 million in fiscal 2011, and 36.5% to $25.3 million in fiscal 2012. The increase in net income in fiscal 2011 was primarily attributable to increased revenue and, to a lesser extent, to the absence of two non-cash charges incurred in fiscal 2010, and was partially offset by costs associated with the launch of new programs and an increase in the number of new sales teams. During fiscal 2010, we incurred a non-cash charge of $7.4 million resulting from the write-off of capitalized software and a non-cash charge of $1.9 million associated with the cancellation of stock options voluntarily surrendered by certain members of senior management and the Board of Directors. The increase in net income in fiscal 2012 was primarily due to a 30.7% increase in revenue and a gain on the sale of discontinued operations of $2.2 million, net of taxes. The effect of these factors was partially offset by increases of $54.1 million in cost of services due to newly developed, acquired and growing programs, increases of $9.6 million in marketing and member relations expense due to the addition of new sales teams, and increases of $9.7 million in general and administrative expense related to increased new product development costs and increases in finance, information technology, and human resources expense incurred to support our growing employee base. Our fiscal 2012 results include our proportionate share of the net loss of Evolent Health, Inc., or “Evolent,” a venture we established in the second quarter of fiscal 2012.

Adjusted net income, non-GAAP earnings per diluted share, and adjusted EBITDA. Adjusted net income increased 5.4% from $26.5 million, or $1.69 per diluted share, in fiscal 2010 to $27.9 million, or $1.70 per diluted share, in fiscal 2011, and 40.9% to $39.4 million, or $2.27 per diluted share, in fiscal 2012. Adjusted EBITDA increased 6.5% from $44.4 million in fiscal 2010 to $47.3 million in fiscal 2011, and 48.7% to $70.3 million in fiscal 2012. The increases in adjusted net income and adjusted EBITDA were due to increased revenue, the effect of which was partially offset by higher new product development costs, including the costs associated with the launch of new programs, acquisitions, and with an increase in the number of new sales teams.

Revenue. Revenue increased 21.8% from $232.6 million in fiscal 2010 to $283.4 million in fiscal 2011, and 30.7% from fiscal 2011 to $370.3 million in fiscal 2012. Our contract value increased 20.1% from $253.3 million as of March 31, 2010 to $304.3 million as of March 31, 2011, and 30.9% to $398.3 million as of March 31, 2012.

The increase in revenue in fiscal 2011 over fiscal 2010 was primarily attributable to the cross-selling of existing programs to existing members, the introduction and expansion of new programs, the addition of new member organizations, the acquisition of Concuity Services, Inc., or “Concuity,” and a full fiscal year of revenue from Southwind Health Partners, L.L.C. and Southwind Navigator, LLC, which we refer to together as “Southwind.” The increase in revenue in fiscal 2012 over fiscal 2011 was primarily attributable to the introduction and expansion of new programs, including our August 1, 2011 acquisition of PivotHealth, LLC, or “PivotHealth,” a full fiscal year of revenue from Cielo MedSolutions, LLC, or “Cielo,” the cross-selling of existing programs to existing members, and price increases.

We offered 45 membership programs as of March 31, 2010, 50 as of March 31, 2011, and 53 as of March 31, 2012. Our membership base consisted of 2,916 member institutions as of March 31, 2010, 3,179 member institutions as of March 31, 2011, and 3,726 member institutions as of March 31, 2012. Our average contract value per member was $86,854 for fiscal 2010, compared to $95,722 for fiscal 2011 and $106,901 for fiscal 2012.

Cost of services. Cost of services increased 25.8% from $118.4 million in fiscal 2010 to $149.0 million in fiscal 2011, and 36.3% from fiscal 2011 to $203.2 million in fiscal 2012. As a percentage of revenue, cost of services was 50.9% for fiscal 2010, 52.6% for fiscal 2011, and 54.9% for fiscal 2012. The increase of $30.6 million for fiscal 2011 was primarily attributable to an increase in personnel and other deliverable costs from new programs, including the acquisitions of Southwind and Concuity. The increase of $54.1 million for fiscal 2012 was primarily due to growth and expansion of our Crimson Software, Inc. and Southwind programs, an increase of $11.1 million from programs acquired in 2011, and $6.7 million in fair value adjustments to our acquisition-related earn-out liabilities.

Member relations and marketing expense. Member relations and marketing expense increased 22.4% from $52.5 million in fiscal 2010 to $64.3 million in fiscal 2011, and 14.9% from fiscal 2011 to $73.9 million in fiscal 2012. As a percentage of revenue, member relations and marketing expense in fiscal 2010, 2011, and 2012 was 22.6%, 22.7%, and 19.9%, respectively. The total dollar increases in member relations and marketing expense over each of the fiscal years were primarily due to increases in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. We had an average of 116, 135, and 148 new business development teams during fiscal 2010, 2011, and 2012, respectively.

General and administrative expense. General and administrative expense increased 19.0% from $32.1 million in fiscal 2010 to $38.2 million in fiscal 2011, and 25.3% from fiscal 2011 to $47.9 million in fiscal 2012. As a percentage of revenue, general and administrative expense in fiscal 2010, 2011, and 2012 was 13.8%, 13.5%, and 12.9%, respectively. The increase of $6.1 million in general and administrative expense for fiscal 2011 was primarily due to an increase of $2.1 million in direct recruitment costs, as well as to a $2.3 million increase in costs of administrative personnel to support our growing employee base. The increase of $9.7 million in general and administrative expense for fiscal 2012 was primarily attributable to an increase in new product development costs of $2.4 million, which included $0.7 million in legal costs relating to our acquisitions of PivotHealth and Cielo, and formation of Evolent, an increase in share-based compensation of $2.0 million, and increased recruiting, human resources, and finance personnel costs incurred to support our growing employee base. As of March 31, 2012, we had approximately 1,850 employees compared to 1,600 as of March 31, 2011.

Depreciation and amortization of property and equipment expense. Depreciation expense decreased from $6.4 million, or 2.7% of revenue, in fiscal 2010, to $6.0 million, or 2.1% of revenue, in fiscal 2011, and increased to $9.0 million, or 2.4% of revenue, in fiscal 2012. The decrease in fiscal 2011 was primarily attributable to decreased amortization expense from developed capitalized internal-use software tools following a write-off of capitalized software during fiscal 2010. The increase in fiscal 2012 was primarily due to increased amortization expense from technology acquired in the Cielo acquisition and amortization expense from developed capitalized internal-use software tools, and to a lesser extent, depreciation on our newly constructed Austin, Texas office and expansion of our Washington, D.C. headquarters.

Write-off of capitalized software. During fiscal 2010, we recognized an impairment charge on capitalized internally developed software assets of $7.4 million, with no comparable expense in subsequent fiscal years.

Other income, net. Other income, net decreased from $2.3 million in fiscal 2010 to $1.9 million in fiscal 2011, and increased to $3.0 million in fiscal 2012. Other income, net consists of interest income, unrealized gain resulting from changes in the fair value of the investment in common stock warrants, and foreign exchange rate gains and losses. Other income, net consisted of interest income of $2.3 million and a foreign exchange rate gain of $46,000 in fiscal 2010; interest income of $1.7 million and a foreign exchange rate gain of $0.2 million in fiscal 2011; and interest income of $2.4 million, a foreign exchange rate gain of $0.1 million, and a gain of $0.5 million on an investment in common stock warrants in fiscal 2012. Interest income decreased from $2.3 million in fiscal 2010 to $1.7 million in fiscal 2011 due to lower interest rates and lower average invested cash balances resulting from cash payments for the acquisitions of Southwind and Concuity in fiscal 2010 and 2011, respectively. Higher average cash and investment balances contributed to an increase in interest income from $1.7 million in fiscal 2011 to $2.4 million in fiscal 2012. During fiscal 2010, 2011, and 2012, we recognized a foreign exchange gains of $46,000, $157,000, and $148,000, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.

Provision for income taxes. Our provision for income taxes was $6.2 million, $9.7 million, and $15.2 million in fiscal 2010, 2011, and 2012, respectively. Our effective tax rate in fiscal 2010, 2011, and 2012 was 34.3%, 34.9%, and 38.6%, respectively. The increases in our effective tax rate in fiscal 2011 and fiscal 2012 were primarily due to the effects that higher net income has on our effective rate when compared to the fixed nature of our Washington D.C. tax credits that we receive due to our status as a Qualified High Technology Company under the New E-conomy Transformation Act of 2000.

Equity in loss of unconsolidated entity. Our proportionate share of the losses of Evolent during fiscal 2012 was $1.3 million. We did not recognize a comparable loss in the prior year periods, as Evolent was formed on August 31, 2011.

Loss from discontinued operations, net of tax. On January 20, 2012, we sold substantially all of the assets of OptiLink. As a result, we recorded the net (loss) or income generated by OptiLink as discontinued operations of ($0.4 million), $0.4 million, and $0.3 million in fiscal 2010, 2011, and 2012, respectively.

Gain on sale of discontinued operations. In fiscal 2012, we recorded a gain of $2.2 million from the sale of OptiLink, after tax.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and RSUs issued under our stock incentive plans and for shares issued under our employee stock purchase plan for fiscal 2010, 2011, and 2012 (in thousands except per share amounts):

	Year Ended March 31,
	2010	2011	2012

Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$3,930	$2,763	$3,440
Member relations and marketing	2,248	1,663	2,133
General and administrative	5,974	4,366	6,413
Depreciation and amortization	—	—	—

Total costs and expenses	12,152	8,792	11,986

Operating income	(12,152)	(8,792)	(11,986)

Net income	$(7,984)	$(5,725)	$(7,359)

Impact on diluted earnings per share	$(0.51)	$(0.35)	$(0.42)

There are no stock-based compensation costs capitalized as part of the cost of an asset.

Stock-based compensation expense by award type is below (in thousands):

	Year Ended March 31,
	2010	2011	2012
Stock-based compensation expense by award type:
Stock options	$6,287	$3,590	$5,072
Restricted stock units	5,857	5,202	6,914
Employee stock purchase rights	8	—	—

Total stock-based compensation	$12,152	$8,792	$11,986

Stock-based compensation for fiscal 2010 included pre-tax charges relating to the acceleration of the remaining expense on cancelled stock option awards of approximately $0.7 million recorded in cost of services, $0.1 million recorded in member relations and marketing expense, and $1.1 million recorded in general and administrative expense.

As of March 31, 2012, $19.6 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.5 years.

Non-GAAP Financial Measures

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. The non-GAAP financial measures presented in this report include adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” as net income before provision for income taxes from continuing operations; other income, net, which includes interest income, gain on investment in common stock warrants, and foreign currency gains; depreciation and amortization of property and equipment; amortization of intangibles included in cost of services; equity in loss of unconsolidated entity; gain on sale of discontinued operations, net of tax; loss / income from discontinued operations, net of tax; non-cash charges associated with the write-off of capitalized software; cancellation of certain stock options; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; and share-based compensation expense. We define “adjusted net income” as net income excluding equity in loss of unconsolidated entity; gain on sale of discontinued operations; loss / income from discontinued operations, net of tax; amortization of acquisition-related intangibles; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; gain on investment in common stock warrants; non-cash charges associated with the write-off of capitalized software, net of tax; cancellation of certain stock options; and share-based compensation expense. We define “non-GAAP earnings per diluted share” as earnings per diluted share excluding equity in loss of unconsolidated entity; gain on sale of discontinued operations, net of tax; loss / income from discontinued operations, net of tax; amortization of acquisition-related intangibles; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; gain on investment in common stock warrants; non-cash charges associated with the write-off of capitalized software, net of tax; cancellation of certain stock options; and share-based compensation expense.

Our management believes that providing information about adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share facilitates an assessment by our investors of the Company’s fundamental operating trends and addresses concerns of management and investors that the various gains and expenses excluded from these measures may obscure such underlying trends. Our management uses these non-GAAP financial measures, together with financial measures prepared in accordance with GAAP, to enhance its understanding of our core operating performance, which represents our views concerning our performance in the ordinary, ongoing, and customary course of our operations. In the future, we are likely to incur income and expenses similar to these items, and we expect to report non-GAAP financial measures excluding such items again. Accordingly, the exclusion of these and similar items in our non-GAAP presentation should not be interpreted as implying that the items are non-recurring, infrequent, or unusual.

The information about our core operating performance provided by our non-GAAP financial measures is used by management for a variety of purposes. Management uses the non-GAAP financial measures for internal budgeting and other managerial purposes in part because the measures enable management to evaluate projected operating results and make comparative assessments of our performance over time while isolating the effects of items that vary from period to period without any correlation to core operating performance, such as tax rates, interest income and foreign currency exchange rates, periodic costs of certain capitalized tangible and intangible assets, share-based compensation expense, and certain non-cash and special charges. The effects of the foregoing items also vary widely among similar companies, and affect the ability of management and investors to make company-to-company comparisons. In addition, merger and acquisition activity can have inconsistent effects on earnings that are not related to core operating performance due, for instance, to charges relating to acquisition costs, the amortization of acquisition-related intangibles, and fluctuations in the fair value of contingent earn-out liabilities. Companies also exhibit significant variations with respect to capital structure and cost of capital (which affect relative interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. By eliminating some of the foregoing variations, management believes that the Company’s non-GAAP financial measures allow management and investors to evaluate more effectively the Company’s performance relative to that of its competitors and peer companies. Similarly, our management believes that because of the variety of equity awards used by companies, the varying methodologies for determining both share-based compensation and share-based compensation expense among companies and from period to period, and the subjective assumptions involved in those determinations, excluding share-based compensation from our non-GAAP financial measures enhances company-to-company comparisons over multiple fiscal periods.

Our non-GAAP measures may be calculated differently from similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits their usefulness as comparative measures. In addition, there are other limitations associated with the non-GAAP financial measures we use, including the following:

•

the non-GAAP financial measures generally do not reflect depreciation and amortization, and although the assets being depreciated and amortized will in some cases have to be replaced in the future, the measures do not reflect any cash requirements for such replacements;

•	the non-GAAP financial measures do not reflect the expense of equity awards to employees;

•

the non-GAAP financial measures do not reflect the effect of earnings or charges resulting from matters that management considers not indicative of our ongoing operations, but which may recur from year to year; and

•	to the extent that we change our accounting for certain transactions or other items from period to period, our non-GAAP financial measures may not be directly comparable from period to period.

Our management compensates for these limitations by relying primarily on our GAAP results and using the non-GAAP financial measures only as a supplemental measure of our operating performance, and by considering independently the economic effects of the foregoing items that are or are not reflected in the non-GAAP measures. Due to their limitations, our non-GAAP financial measures should be considered by our investors only in addition to financial measures prepared in accordance with GAAP, and should not be considered to be a substitute for, or superior to, the GAAP measures as indicators of operating performance.

A reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures is provided below (in thousands).

	Year Ended March 31,
	2010	2011	2012
	(unaudited)
Net income	$11,433	$18,524	$25,293
Equity in loss of unconsolidated entity	—	—	1,337
Gain on sale of discontinued operations, net of tax	—	—	(2,155)
Provision for income taxes from continuing operations	6,192	9,691	15,203
Loss / (income) from discontinued operations, net of tax	428	(444)	(286)
Other income, net	(2,340)	(1,866)	(3,034)
Depreciation and amortization of property and equipment	6,391	5,971	9,033
Amortization of intangibles (1)	1,644	4,721	5,623
Acquisition and transaction charges	1,123	408	648
Fair value adjustments to acquisition-related earn-out liabilities	—	1,500	6,678
Write-off of capitalized software	7,397	—	—
Option cancellation charge	1,937	—	—
Share-based compensation expense	10,216	8,792	11,986

Adjusted EBITDA	$44,421	$47,297	$70,326

(1)	Consists of amounts included in cost of services on our consolidated statements of income.

	Year Ended March 31,
	2010	2011	2012
	(unaudited)
Net income	$11,433	$18,524	$25,293
Equity in loss of unconsolidated entity	—	—	1,337
Gain on sale of discontinued operations, net of tax	—	—	(2,155)
Loss / (income) from discontinued operations, net of tax	428	(444)	(286)
Amortization of acquisition-related intangibles, net of tax	1,079	2,921	3,502
Acquisition and transaction charges, net of tax	738	277	405
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	—	963	4,163
Gain on investment in common stock warrants, net of tax	—	—	(263)
Write-off of capitalized software, net of tax	4,860	—	—
Option cancellation charge, net of tax	1,273	—	—
Share-based compensation expense, net of tax	6,712	5,705	7,388

Adjusted net income	$26,523	$27,946	$39,384

	$11,43	$11,43	$11,43
	Year Ended March 31,
	2010	2011	2012
	(unaudited)
GAAP earnings per diluted share	$0.73	$1.13	$1.46
Equity in loss of unconsolidated entity	—	—	0.08
Gain on sale of discontinued operations, net of tax	—	—	(0.12)
Loss / (income) from discontinued operations, net of tax	0.03	(0.03)	(0.02)
Amortization of acquisition-related intangibles, net of tax	0.07	0.18	0.20
Acquisition and transaction charges, net of tax	0.04	0.02	0.02
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	—	0.06	0.24
Gain on investment in common stock warrants, net of tax	—	—	(0.01)
Write-off of capitalized software, net of tax	0.31	—	—
Option cancellation charge, net of tax	0.08	—	—
Share-based compensation expense, net of tax	0.43	0.34	0.42

Non-GAAP earnings per diluted share	$1.69	$1.70	$2.27

Liquidity and Capital Resources

Cash flows generated from operating activities represent our primary source of liquidity. We believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases, during at least the next 12 months. After the foregoing period, we may require additional capital for investment in our business. The amount and timing of any additional investment will depend on the anticipated demand for our products and services, the availability of funds and other factors. We had cash, cash equivalents, and marketable securities balances of $116.6 million as of March 31, 2011 and $188.1 million as of March 31, 2012. We expended $8.3 million and $6.6 million in cash to purchase shares of our common stock through our share repurchase program during fiscal 2011 and 2012, respectively. We had no long-term indebtedness as of March 31, 2011 or 2012.

Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue recognition typically results in operating activities that generate cash flows in excess of net income on an annual basis. Net cash flows provided by operating activities were $46.7 million in fiscal 2010, $50.5 million in fiscal 2011, and $92.8 million in fiscal 2012. The increase in net cash flows provided by operating activities in fiscal 2011 was primarily due to the increase in net income and deferred revenue, partially offset by an increase in excess tax benefits resulting from the exercise of employee stock options. The increase in net cash flows provided by operating activities in fiscal 2012 was primarily due to acceleration in contract value and deferred revenue growth, as well as to an increase in adjusted net income.

Cash flows from investing activities. Our cash management and investment and acquisition strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $4.3 million in fiscal 2010, $91.9 million in fiscal 2011, and $92.4 million in fiscal 2012.

In fiscal 2010, investing activities used $4.3 million in cash, primarily consisting of $13.6 million used in our acquisition of Southwind and the related escrow, a $5.0 million investment in a company that provides revenue cycle technology, and capital expenditures of $2.5 million, partially offset by the net proceeds of $16.9 million realized on the redemption and sales of marketable securities.

In fiscal 2011, investing activities used $91.9 million in cash, primarily consisting of $42.6 million used in our acquisitions of Concuity and Cielo, $37.0 million used on the net purchases of marketable securities, and capital expenditures of $12.3 million.

In fiscal 2012, investing activities used $92.4 million in cash, primarily consisting of $17.7 million used in our acquisition of PivotHealth, our initial capital contribution of $10.0 million to Evolent, capital expenditures of $32.0 million, and the net purchases of marketable securities of $40.5 million. The effect of these expenditures was partially offset by the net proceeds of $7.8 million realized on the sale of discontinued operations.

Cash flows from financing activities. We used net cash flows in financing activities of $4.9 million in fiscal 2010. We had net cash flows provided by financing activities of $10.6 million in fiscal 2011 and $29.8 million in fiscal 2012.

In fiscal 2010, we used net cash flows in financing activities of $4.9 million, consisting of approximately $4.0 million to repurchase 146,179 shares of our common stock and $1.2 million withheld to satisfy minimum employee tax withholding for vested restricted stock units, the effect of which was partially offset by $0.2 million received from the exercise of stock options and $0.1 million from the issuance of common stock under our employee stock purchase plan.

In fiscal 2011, we had net cash flows provided by financing activities of $10.6 million, consisting of $17.8 million from the exercise of stock options, $0.2 million received from the issuance of common stock under our employee stock purchase plan, and $2.6 million in excess tax benefits resulting from the exercise of employee options. The effect of those items was partially offset by our repurchase of 188,930 shares of our common stock for approximately $8.3 million and our use of $1.6 million to satisfy minimum employee tax withholding for vested restricted stock units.

In fiscal 2012, we had net cash flows provided by financing activities of $29.8 million, consisting of $31.0 million from the exercise of stock options, $0.2 million received from the issuance of common stock under our employee stock purchase plan, and $7.6 million in excess tax benefits resulting from the exercise of employee options. The effect of those items was partially offset by our repurchase of 111,719 shares of our common stock for approximately $6.6 million and our use of $2.4 million to satisfy minimum employee tax withholding for vested restricted stock units.

Contractual obligations. The following summarizes our contractual obligations as of March 31, 2012. These obligations relate to leases for our headquarters and other offices as well as purchase obligations for software development services, both of which are more fully described in Note 16, “Commitments and contingencies,” to our consolidated financial statements included elsewhere in this report.

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable operating leases	$65,482	$9,375	$28,355	$17,648	$10,104
Purchase obligations	$1,500	$—	$1,500	$—	$—

In addition to the contractual obligations above, as of March 31, 2012 we have payments of up to $20.2 million contingently payable through December 31, 2014 related to business acquisitions. For additional detail, see Note 8. “Fair value measurements,” to our consolidated financial statements included elsewhere in this report.

Share Repurchase

In January 2004, our Board of Directors authorized the repurchase by us from time to time of up to $50 million of our common stock. This authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. We intend to fund any future share repurchases with cash on hand and with cash generated from operations. No minimum number of shares for repurchase has been fixed, and the share repurchase authorization has no expiration date. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. As of March 31, 2012, the remaining authorized repurchase amount was $27.1 million.

Exercise of Stock Options and Purchases under our Employee Stock Purchase Plan

Options granted to participants under our stock-based incentive compensation plans that were exercised to acquire shares in fiscal 2010, 2011, and 2012 generated cash of approximately $0.2 million, $17.8 million, and $31.0 million, respectively, from payment of option exercise prices. In addition, in fiscal 2010, 2011, and 2012 cash flows of approximately $0.1 million, $0.2 million, and $0.2 million, respectively, were provided by discounted stock purchases by participants under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Summary of Critical Accounting Policies

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Certain of our accounting policies are particularly important to the presentation of our financial condition and results of operations and may require the application of significant judgment by our management. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observation of trends in the industry, information provided by our members, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 2, “Summary of significant accounting policies,” to our consolidated financial statements included elsewhere in this report. Our critical accounting policies are discussed below.

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

Multiple-deliverable arrangements

In October 2009, the Financial Accounting Standards Board, or “FASB,” amended the accounting standards for revenue recognition with multiple elements for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, or “VSOE,” or third-party evidence, or “TPE,” is unavailable. Additionally, the guidance eliminates the residual method of revenue recognition in accounting for multiple element arrangements and expands the disclosure requirements for revenue recognition. This guidance was adopted prospectively by us on April 1, 2011, and as a result, we have updated our accounting policy for revenue recognition related to multiple-deliverable arrangements. We have historically recognized and will continue to recognize the majority of our revenue on a ratable basis over the term of the memberships.

Our membership agreements with our customers generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: best practices research; executive education curricula; web-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and software tools. Access to such deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables, we review the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery, and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If we determine that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes VSOE, if available; TPE if VSOE is not available; or best estimate of selling price if neither VSOE nor TPE is available.

Our membership programs may contain certain deliverables that do not have standalone value and therefore are not accounted for separately. In general, the deliverables in membership programs are consistently available throughout the membership period, and, as a result, the consideration is recognized ratably over the membership period. When a service offering includes unlimited and limited service offerings, revenue is then recognized over the appropriate service period, either ratably, if the service is consistently available, or, if the service is not consistently available, upon the earlier of the delivery of the service or the completion of the membership period, provided that all other criteria for recognition have been met.

Certain membership programs incorporate hosted software tools. In many of these agreements, members are charged set-up fees in addition to subscription fees for access to the hosted web-based business intelligence tools and related membership services. Both set-up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally three years and is consistent with the pattern of the delivery of services under these arrangements. Upon launch of a new program that incorporates a software tool, all program revenue is deferred until the program is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement.

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

Goodwill and other intangible assets

The excess cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. Goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment on an annual basis as of March 31, or more frequently if events or changes in circumstances indicate potential impairment. We have concluded that our reporting units that we use to assess goodwill impairment are the same as our operating segments.

We early adopted FASB Accounting Standard Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” on March 31, 2012 in connection with the performance of our annual goodwill impairment test. The new guidance provides entities with the option of first performing a qualitative assessment on a reporting unit to determine whether further quantitative impairment testing is necessary. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. We determine the fair value of our reporting units based on the income approach, under which the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur. Based on our qualitative assessment as of March 31, 2012, we had no reporting unit that our management believed was at risk of failing an impairment test that would result in a material impairment charge. No quantitative testing was deemed necessary.

Other intangible assets consist of capitalized software for sale and acquired intangibles. We capitalize consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. We determine that technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. Once the software product is ready for general availability, we cease capitalizing costs and begin amortizing the intangible asset on a straight-line basis over its estimated useful life through cost of services on our consolidated statements of income. The weighted average estimated useful life of capitalized software is five years. Other intangible assets include assets that arise from business combinations consisting of developed technology, non-competition covenants, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to ten years. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Deferred incentive compensation and other charges

Incentive compensation to our employees related to the negotiation of new and renewal memberships, license fees to third party vendors for tools, data, and software incorporated in specific memberships that include software tools, and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.

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

Stock-based compensation

We measure and recognize stock-based compensation cost based on the estimated fair values of the stock-based awards on the grant date. Stock-based compensation costs are recognized as an expense in the consolidated statements of income over the vesting periods of the awards. We calculate the grant date estimated fair value of all stock options, with the exception of the stock options issued with market-based conditions, using a Black-Scholes valuation model. The fair value of stock options issued with market-based conditions is calculated on the date of grant using a lattice option-pricing model. Determining the estimated fair value of stock-based awards is subjective in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our shares, and forfeiture rates of the awards. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Our fair value estimates are based on assumptions we believe are reasonable but that are inherently uncertain. The fair value of restricted stock units is determined as the fair market value of the underlying shares on the date of grant.

To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation, or refine different assumptions in future periods such as forfeiture rates that differ from our current estimates, among other potential factors, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from the expense and the tax benefits we have recorded in previous reporting periods.

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies,” to our consolidated financial statements included elsewhere in this report for a description of recent accounting pronouncements, including the expected dates of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of March 31, 2012, our marketable securities consisted of $94.0 million in tax-exempt notes and bonds issued by various states, and $33.5 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of March 31, 2012 was approximately 6.7 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

Foreign currency risk. Although they accounted for approximately 3.5% of our fiscal 2012 revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily the British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. In fiscal 2010, 2011, and 2012, we recorded foreign currency exchange gains of $46,000, $157,000, and $148,000, respectively, which are included in other income, net in our consolidated statements of income. A hypothetical 10% change in foreign currency exchange rates would not have a material impact on our financial position as of March 31, 2012.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

/s/ Robert W. Musslewhite
Robert W. Musslewhite
Chief Executive Officer and Director
May 30, 2012

/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer
May 30, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

The Advisory Board Company and subsidiaries

We have audited The Advisory Board Company and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Advisory Board Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Advisory Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012 of The Advisory Board Company and subsidiaries and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

May 30, 2012

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Stockholders

The Advisory Board Company and subsidiaries

We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule of The Advisory Board Company and subsidiaries for the three years in the period ended March 31, 2012 as listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries at March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Advisory Board Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

May 30, 2012

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$30,378	$60,642
Marketable securities	—	4,823
Membership fees receivable, net	176,558	281,584
Prepaid expenses and other current assets	7,069	6,705
Deferred income taxes, net	5,894	7,255

Total current assets	219,899	361,009
Property and equipment, net	29,491	49,653
Intangible assets, net	15,995	19,384
Goodwill	61,729	74,235
Deferred incentive compensation and other charges	46,226	53,369
Deferred income taxes, net of current portion	9,646	7,655
Investment in unconsolidated entity	—	8,662
Other non-current assets	11,500	9,000
Marketable securities	86,179	122,621
Assets of discontinued operations	10,523	—

Total assets	$491,188	$705,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$220,612	$313,958
Accounts payable and accrued liabilities	51,957	57,529
Accrued incentive compensation	13,283	18,691

Total current liabilities	285,852	390,178
Long-term deferred revenue	42,139	78,498
Other long-term liabilities	11,015	19,865
Liabilities of discontinued operations	3,590	—

Total liabilities	342,596	488,541

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 90,000,000 shares authorized, 22,530,909 and 23,497,280 shares issued as of March 31, 2011 and 2012, respectively, and 16,010,238 and 16,864,890 shares outstanding as of March 31, 2011 and 2012, respectively	225	235
Additional paid-in capital	267,242	315,648
Retained earnings	164,449	189,742
Accumulated elements of other comprehensive (loss) income	(120)	1,206
Treasury stock, at cost, 6,520,671 and 6,632,390 shares as of March 31, 2011 and 2012, respectively	(283,204)	(289,784)

Total stockholders’ equity	148,592	217,047

Total liabilities and stockholders’ equity	$491,188	$705,588

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended March 31,
	2010	2011	2012
Revenue	$232,610	$283,439	$370,345

Costs and expenses:
Cost of services	118,443	149,043	203,187
Member relations and marketing	52,533	64,295	73,875
General and administrative	32,133	38,225	47,892
Depreciation and amortization of property and equipment	6,391	5,971	9,033
Write-off of capitalized software	7,397	—	—

Operating income	15,713	25,905	36,358
Other income, net	2,340	1,866	3,034

Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	18,053	27,771	39,392
Provision for income taxes	(6,192)	(9,691)	(15,203)
Equity in loss of unconsolidated entity	—	—	(1,337)

Net income from continuing operations	11,861	18,080	22,852
Discontinued operations:
(Loss) / income from discontinued operations, net of tax	(428)	444	286
Gain on sale of discontinued operations, net of tax	—	—	2,155

Net (loss) / income discontinued operations	(428)	444	2,441

Net income	$11,433	$18,524	$25,293

Earnings per share — basic:
Net income from continuing operations	$0.77	$1.15	$1.39
Net (loss) / income from discontinued operations	$(0.03)	$0.03	$0.15

Net income per share — basic	$0.74	$1.18	$1.54

Earnings per share — diluted:
Net income from continuing operations	$0.76	$1.10	$1.32
Net (loss) / income from discontinued operations	$(0.03)	$0.03	$0.14

Net income per share — diluted	$0.73	$1.13	$1.46

Weighted average number of shares outstanding:
Basic	15,515	15,733	16,404
Diluted	15,692	16,415	17,330

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Elements of Other Comprehensive Income (Loss)	Treasury Stock	Total	Comprehensive Income
	Stock	Amount
Balance as of March 31, 2009	15,558,894	$217	$233,794	$134,492	$1,307	$(270,911)	$98,899	$21,235

Proceeds from exercise of stock options	11,500	—	214	—	—	—	214	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	75,364	1	(1,249)	—	—	—	(1,248)	—
Deficient tax benefits from stock-based awards	—	—	(811)	—	—	—	(811)	—
Proceeds from issuance of common stock under employee stock purchase plan	5,573	—	148	—	—	—	148	—
Stock-based compensation expense	—	—	12,152	—	—	—	12,152	—
Purchases of treasury stock	(146,179)	—	—	—	—	(3,999)	(3,999)	—
Reversal of deferred tax asset for option cancellation	—	—	(4,700)	—	—	—	(4,700)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($94)	—	—	—	—	(273)	—	(273)	(273)
Net income	—	—	—	11,433	—	—	11,433	11,433

Balance as of March 31, 2010	15,505,152	$218	$239,548	$145,925	$1,034	$(274,910)	$111,815	$11,160

Proceeds from exercise of stock options	605,641	6	17,770	—	—	—	17,776	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	84,039	1	(1,628)	—	—	—	(1,627)	—
Excess tax benefits from stock-based awards	—	—	2,569	—	—	—	2,569	—
Proceeds from issuance of common stock under employee stock purchase plan	4,336	—	191	—	—	—	191	—
Stock-based compensation expense	—	—	8,792	—	—	—	8,792	—
Purchases of treasury stock	(188,930)	—	—	—	—	(8,294)	(8,294)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($619)	—	—	—	—	(1,154)	—	(1,154)	(1,154)
Net income	—	—	—	18,524	—	—	18,524	18,524

Balance as of March 31, 2011	16,010,238	$225	$267,242	$164,449	$(120)	$(283,204)	$148,592	$17,370

Proceeds from exercise of stock options	887,755	8	31,026	—	—	—	31,034	—
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	75,274	2	(2,421)	—	—	—	(2,419)	—
Excess tax benefits from stock-based awards	—	—	7,593	—	—	—	7,593	—
Proceeds from issuance of common stock under employee stock purchase plan	3,342	—	222	—	—	—	222	—
Stock-based compensation expense	—	—	11,986	—	—	—	11,986	—
Purchases of treasury stock	(111,719)	—	—	—	—	(6,580)	(6,580)	—
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($654)	—	—	—	—	1,326	—	1,326	1,326
Net income	—	—	—	25,293	—	—	25,293	25,293

Balance as of March 31, 2012	16,864,890	$235	$315,648	$189,742	$1,206	$(289,784)	$217,047	$26,619

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$11,433	$18,524	$25,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,391	5,971	9,033
Write-off of capitalized software	7,397	—	—
Amortization of intangible assets	1,644	4,723	5,623
Deferred income taxes	(8,136)	(1,511)	(85)
Excess tax benefits from stock-based awards	—	(2,569)	(7,593)
Stock-based compensation expense	12,152	8,792	11,986
Amortization of marketable securities premiums	633	741	1,295
Gain on sale of discontinued operations	—	—	(3,510)
Gain on investment in common stock warrant	—	—	(450)
Equity in loss of unconsolidated entity	—	—	1,337
Changes in operating assets and liabilities:
Membership fees receivable	(25,822)	(32,346)	(104,203)
Prepaid expenses and other current assets	1,799	(3,339)	386
Deferred incentive compensation and other charges	(10,826)	(8,663)	(7,143)
Deferred revenues	36,277	56,310	132,279
Accounts payable and accrued liabilities	9,532	9,573	17,564
Accrued incentive compensation	4,832	394	5,082
Other long-term liabilities	(635)	(6,131)	5,950

Net cash provided by operating activities	46,671	50,469	92,844

Cash flows from investing activities:
Purchases of property and equipment	(1,802)	(10,317)	(29,194)
Capitalized external use software development costs	(742)	(2,012)	(2,825)
Cash paid for acquisition, net of cash acquired	(13,600)	(42,605)	(17,694)
Proceeds from sale of discontinued operations, net of selling costs	—	—	7,803
Redemptions of marketable securities	45,412	26,080	25,480
Purchases of marketable securities	(28,561)	(63,083)	(65,990)
Other investing activities	(5,000)	—	(10,000)

Net cash used in investing activities	(4,293)	(91,937)	(92,420)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	214	17,770	31,026
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(1,249)	(1,628)	(2,421)
Proceeds from issuance of common stock under employee stock purchase plan	148	191	222
Excess tax benefits from stock-based awards	—	2,569	7,593
Purchases of treasury stock	(3,999)	(8,294)	(6,580)

Net cash (used in) / provided by financing activities	(4,886)	10,608	29,840

Net increase / (decrease) in cash and cash equivalents	37,492	(30,860)	30,264
Cash and cash equivalents, beginning of period	23,746	61,238	30,378

Cash and cash equivalents, end of period	$61,238	$30,378	$60,642

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,958	$12,068	$7,605

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business description

The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provides best practices research and analysis, software tools, and management and advisory services to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions through discrete programs. Members of each program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and business intelligence and software tools.

Note 2.	Summary of significant accounting policies

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

The Company accounts for joint venture entities and subsidiary partnerships that are not variable interest entities in accordance with the guidance applicable to limited partnerships or similar entities. The Company evaluates the partnership of each joint venture entity and determines whether control over the partnership lies with the general partner or, when the limited partners have certain rights, with the limited partners. The Company would consolidate an investment when both (1) the Company is the general partner, and (2) the limited partner interests do not overcome the Company’s presumption of control by having either substantive participating rights, the ability to remove the Company as the general partner, or the ability to dissolve the partnership.

The Company generally uses the equity method under all other potential scenarios, including (1) where the Company holds a general partner interest but the presumption of control by the Company is overcome by the limited partner interests as described in the preceding paragraph, and (2) where the Company holds a noncontrolling limited partner interest in a joint venture. Investments in which the Company has little or no influence are accounted for using the cost method.

Cash equivalents and marketable securities

Included in cash equivalents are marketable securities with original maturities of three months or less at purchase. Investments with original maturities of more than three months are classified as marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. As of March 31, 2011 and 2012, the Company’s marketable securities consisted of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of other comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities.

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

Business Combinations

The Company records acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are recognized at their fair value on the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowance are recognized as a reduction or increase to expense or as a direct adjustment to additional paid-in capital as required. Any acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. Acquisition-related costs are recorded as expenses in the consolidated financial statements. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and other intangible assets

The excess cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. The primary factors that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. The Company’s goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment on an annual basis on March 31, or more frequently if events or changes in circumstances indicate potential impairment. The Company has concluded that its reporting units used to assess goodwill impairment are the same as its operating segments.

The Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” on March 31, 2012 in connection with the performance of its annual goodwill impairment test. The new guidance provides entities with the option of first performing a qualitative assessment on a reporting unit to determine whether further quantitative impairment testing is necessary. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. If the quantitative testing is performed, the Company would determine the fair value of its reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Based on the Company’s qualitative assessment as of March 31, 2012, management believed that no reporting unit was at risk of failing an impairment test that would result in a material impairment charge. No quantitative testing was deemed necessary.

Other intangible assets consist of capitalized software for sale and acquired intangibles. The Company capitalizes consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. The Company determines that technological feasibility is established by the completion of a detail program design or, in its absence, completion of a working model. Once the software product is ready for general availability, the Company ceases capitalizing costs and begins amortizing the intangible asset on a straight-line basis over its estimated useful life. The weighted average estimated useful life of capitalized software is five years. Other intangible assets include those assets that arise from business combinations consisting of developed technology, non-competition covenants, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to ten years. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Multiple-deliverable arrangements

In October 2009, the FASB amended the accounting standards for revenue recognition with multiple elements for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, or “VSOE,” or third-party evidence, or “TPE,” is unavailable. Additionally, the guidance eliminates the residual method of revenue recognition in accounting for multiple element arrangements and expands the disclosure requirements for revenue recognition. This guidance was adopted prospectively by the Company on April 1, 2011, and as a result, the Company has updated its accounting policy for revenue recognition related to multiple-deliverable arrangements. The Company has historically recognized and will continue to recognize the majority of its revenue on a ratable basis over the term of the memberships under the new guidance. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

The Company’s membership agreements with its customers generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: best practices research; executive education curricula; web-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and software tools. Access to such deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables, the Company reviews the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery, and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If the Company determines that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes VSOE if available; TPE if VSOE is not available; or best estimate of selling price if neither VSOE nor TPE is available.

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

Certain membership programs incorporate hosted software tools. In many of these agreements, members are charged set-up fees in addition to subscription fees for access to the hosted web-based business intelligence tools and related membership services. Both set-up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally three years and is consistent with the pattern of the delivery of services under these arrangements. Upon launch of a new program that incorporates a software tool, all program revenue is deferred until the program is generally available for release to the Company’s membership, and then recognized ratably over the remainder of the contract term of each agreement.

The Company also performs professional services sold under separate agreements that include management and consulting services. The Company recognizes professional services revenues on a time-and-materials basis as services are rendered.

Allowance for uncollectible revenue

The Company’s ability to collect outstanding receivables from its members has an effect on the Company’s operating performance and cash flows. The Company records an allowance for uncollectible revenue as a reduction of revenue based on its ongoing monitoring of members’ credit and the aging of receivables. To determine the allowance for uncollectible revenue, the Company examines its collections history, the age of accounts receivable in question, any specific member collection issues that have been identified, general market conditions, and current economic trends. Membership fees receivable balances are not collateralized.

Deferred incentive compensation and other charges

Incentive compensation to employees related to the negotiation of new and renewal memberships, license fees to third-party vendors for tools, data, and software incorporated in specific memberships that include software tools, and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.

Earnings per share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for the fiscal year ended March 31, 2012 includes 55,187 contingently issuable shares related to the component of the Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) earn-out estimated to be settled in stock. For additional information regarding these shares, see Note 8, “Fair value measurements.”

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended March 31,
	2010	2011	2012
Basic weighted average common shares outstanding	15,515	15,733	16,404
Effect of dilutive outstanding stock-based awards	177	649	871
Dilutive impact of earn-out liability	—	33	55

Diluted weighted average common shares outstanding	15,692	16,415	17,330

In the fiscal years ended March 31, 2010, 2011, and 2012, 1.75 million, 0.5 million, and 39,000 shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

Concentrations of risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of membership fees receivable, cash and cash equivalents, and marketable securities. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities comprising the Company’s membership base, and the Company establishes allowances for potential credit losses. No one member accounted for more than 1% of revenue for any period presented. The Company maintains cash and cash equivalents and marketable securities with financial institutions. Marketable securities consist of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities.

In the fiscal year ended March 31, 2010, the Company generated approximately 4.0% of revenue from members outside the United States. For each of the fiscal years ended March 31, 2011 and 2012, the Company generated approximately 3.5% of revenue from members outside the United States. The Company’s limited international operations subject the Company to risks related to currency exchange fluctuations. Prices for the Company’s services sold to members located outside the United States are sometimes denominated in local currencies. As a consequence, increases in the U.S. dollar against local currencies in countries where the Company has members would result in a foreign exchange loss recognized by the Company.

Other income, net

Other income, net for the fiscal year ended March 31, 2010 includes $2.3 million of interest income earned from the Company’s marketable securities, and a $46,000 gain on foreign exchange rates. Other income, net for the fiscal year ended March 31, 2011 includes $1.7 million of interest income earned from the Company’s marketable securities, and a $158,000 gain on foreign exchange rates. Other income, net for the fiscal year ended March 31, 2012 includes $2.4 million of interest income earned from the Company’s marketable securities, a $149,000 gain on foreign exchange rates, and a $450,000 gain on an investment in common stock warrants.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, membership fees receivable, accrued expenses, and accounts payable. The carrying value of the Company’s financial instruments as of March 31, 2011 and 2012 approximates their fair value due to their short term nature. The Company’s marketable securities consisting of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds are classified as available-for-sale and are carried at fair market value based on quoted market prices. The Company’s financial instruments also include a cost method investment in the convertible preferred stock of a company that provides revenue-cycle technology. This investment is in a preferred security that is not marketable; therefore, it is not practicable to estimate the fair value of this financial instrument.

Derivative instruments

The Company holds warrants to purchase common stock in an entity that meet the definition of a derivative. Derivative instruments are carried at fair value on the consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized on the consolidated statements of income in the period in which they occur.

Discontinued operations

The Company presents the assets and liabilities of programs which meet the criteria for discontinued operations separately in the consolidated balance sheets. In addition, the results of operations for those discontinued operations are presented as such in the Company’s consolidated statements of income. For periods prior to the program qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the disposal is presented as discontinued operations when recognized. The change in presentation for discontinued operations does not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing, and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying consolidated statements of cash flows.

Research and development costs

Costs related to the research and development of new programs are expensed when incurred. Research and development costs were immaterial for the fiscal years presented.

Stock-based compensation

The Company has several stock-based compensation plans which are described more fully in Note 12, “Stock-based compensation.” These plans provide for the granting of stock options and restricted stock units (“RSUs”) to employees and non-employee members of the Company’s Board of Directors. Stock-based compensation cost is measured at the grant date of the stock-based awards based on their fair values, and is recognized as an expense in the consolidated statements of income over the vesting periods of the awards. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant. The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. The fair value of stock options issued with market-based conditions is calculated on the date of grant using a lattice option-pricing model. Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain.

Operating leases

The Company recognizes rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods. Lease-incentives relating to allowances provided by landlords are amortized over the term of the lease as a reduction of rent expense. The Company recognizes sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.

Use of estimates in preparation of consolidated financial statements

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates, judgments, and assumptions. For cases where the Company is required to make certain estimates, judgments, and assumptions, the Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected. The Company’s estimates, judgments, and assumptions may include: estimates of bad debt reserves; estimates of the fair value of warrants to purchase common stock; estimates to establish employee bonus and commission accruals; estimates of the fair value of contingent earn-out liabilities; estimates of the useful lives of acquired or internally developed intangible assets; estimates of the fair value of goodwill and intangibles and evaluation of impairment; determination of when investment impairments are other-than-temporary; estimates in stock-based compensation forfeiture rates; and estimates of the potential for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Recent accounting pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

Recently adopted

The following is a summary of the new accounting guidance issued and applicable to the Company for the fiscal year ended March 31, 2012.

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

The Company adopted the amended accounting standards for revenue recognition with multiple elements on April 1, 2011 as discussed above.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which allows companies to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the quantitative goodwill impairment test. The Company early adopted this guidance on March 31, 2012. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In May 2011, the FASB issued amendments to the disclosure requirements for common fair value measurement. This amendment represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. The Company adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Accounting pronouncements not yet adopted

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an update which indefinitely defers the guidance related to the presentation of reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material effect on its financial position or results of operations.

Note 3.	Acquisitions

PivotHealth

On August 1, 2011, the Company acquired for cash substantially all the assets of PivotHealth, LLC (“PivotHealth”), a leading physician practice management firm. The Company acquired PivotHealth to supplement its existing physician practice management capabilities and provide new growth opportunities with the addition of PivotHealth’s expertise in long-term physician practice management. The total purchase price, net of cash acquired, of $19.8 million consisted of an initial payment of $15.0 million of cash; the fair value of estimated additional contingent cash payments of $2.9 million; and an additional $1.9 million placed into escrow, which can be released through the first anniversary of the acquisition date as certain indemnity conditions are satisfied. The additional contingent cash payments, which have no guaranteed minimum or maximum, will become due and payable to the former owner of the PivotHealth business if certain revenue targets are achieved over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. A $0.2 million upward adjustment was made to the fair value of the contingent liabilities during the period from acquisition to March 31, 2012. This adjustment was recorded in cost of services on the accompanying consolidated statements of income and increased the liability to $3.1 million as of March 31, 2012. See Note 8, “Fair value measurements,” for further details.

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

Acquisition related transaction costs of $0.4 million, including actual and estimated legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying consolidated statements of income for the fiscal year ended March 31, 2012. The financial results of PivotHealth are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

Cielo

On February 1, 2011, the Company acquired for cash substantially all the assets of Cielo MedSolutions, LLC (“Cielo”), a leading provider of population management analytics and patient registry software in the ambulatory environment. The Company acquired Cielo to enhance its existing suite of physician performance management solutions through the addition of analytics and workflow tools that give providers visibility across a patient population to enable appropriate clinical decisions. The total purchase price of $11.7 million consisted of an initial payment of $7.3 million of cash and the initial fair value of estimated additional contingent cash payments of $4.4 million. These additional contingent payments, which will not exceed $7.3 million, will become due and payable to the former owner of the Cielo business if certain product development and subscription milestones are met over the evaluation periods beginning at the acquisition date and extending through July 31, 2012. A $0.1 million downward adjustment was made to the fair value of the contingent liabilities during the fiscal year ended March 31, 2012. This adjustment was recorded in cost of services on the accompanying consolidated statements of income. As of March 31, 2012, the portion of the contingent payments relating to the product development milestones had been finalized and a total of approximately $3.0 million had been earned by and paid to the former owner of the Cielo business. The fair value of the remaining contingent liability was $1.3 million as of March 31, 2012. See Note 8, “Fair value measurements,” for further details. The Company allocated $3.8 million to intangible assets with a weighted average amortization period of five years and allocated $8.1 million to goodwill, which represents synergistic benefits expected to be generated from scaling Cielo’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.

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

Concuity

On April 1, 2010, the Company acquired for cash all outstanding shares of the health care division of Trintech Group plc (“Concuity”), a leading provider of a contract and payment management solution for hospitals and physician groups. The Company acquired Concuity to supplement its revenue cycle portfolio by incorporating Concuity’s web-based ClearContracts software tool into a new program. The total purchase price consisted of an initial payment of $34.0 million, and an additional $4.0 million placed into escrow, which was to be released through December 31, 2011 as certain business performance and indemnity conditions were satisfied. At the time of the acquisition, and through September 30, 2011, the fair value of this contingent consideration was estimated to be $4.0 million. As a result of events that occurred between September 30, 2011 and December 31, 2011, it was determined that the business performance conditions were not satisfied. As a result, the $4.0 million escrow was released, and the Company recognized a gain through cost of services on the accompanying consolidated statements of income representing the reduction in the fair value of the contingent consideration liability from $4.0 million to zero. For additional information, see Note 8, “Fair value measurements.” The Company allocated $11.3 million to intangible assets with a weighted average amortization period of five years. Approximately $21.8 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling Concuity’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.

The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of April 1, 2010. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $14.1 million was allocated to acquired tangible assets, $3.0 million was allocated to assumed liabilities, and $5.0 million was allocated to intangible assets, which consist of the value assigned to customer related intangibles of $4.0 million, primarily customer relationships and trademarks, employee related intangibles of $0.5 million, and trademarks of $0.5 million. The acquired developed technology, customer related intangible assets, employee related intangible assets, and trademarks have estimated lives of 5.0 years, 5.0 years, 5.0 years, and 4.0 years, respectively, which is consistent with the cash flow estimates used to create the valuation models of each identifiable asset. The acquired developed technology, customer related intangible assets, employee related intangible assets, and trademarks are included in intangible assets, net on consolidated balance sheets.

Acquisition related transaction costs of $1.1 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying consolidated statements of income for the fiscal year ended March 31, 2010.

Note 4.	Investment in unconsolidated entity

On August 31, 2011, the Company entered into an agreement with UPMC to establish Evolent Health, Inc. (“Evolent”) for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% and the right to appoint one person to Evolent’s board of directors. In addition, a member of the Company’s Board of Directors serves as the chief executive officer for Evolent. As of March 31, 2012, the Company’s equity interest in Evolent was 39%. The Company exercises significant influence over Evolent, but does not control Evolent and is not the primary beneficiary of Evolent’s activities. The Company’s investment in Evolent is accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of income. This investment will be evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. The Company believes that no such impairment indicators existed during the fiscal year ended March 31, 2012.

Note 5.	Other non-current assets

In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. The warrants are recorded at their fair value, which was $450,000 as of March 31, 2012 and zero as of March 31, 2011, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the warrants is recorded in other income, net on the accompanying consolidated statements of income. For additional information regarding the fair value of these warrants, see Note 8, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of March 31, 2012 of $5.0 million is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of March 31, 2012, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the fiscal year ended March 31, 2011 or 2012.

Note 6.	Discontinued operations

On January 20, 2012, the Company sold its OptiLink business to Kronos Incorporated (“Kronos”) for $8.9 million in cash, net of selling costs. The OptiLink business, which is headquartered in a suburb of Portland, Oregon, employed approximately 35 employees who transferred to Kronos. The carrying amounts of the major classes of assets and liabilities sold consisted of (in thousands):

	March 31,
	2011	2012
Assets:
Membership fees receivable, net	$2,604	$—
Property and equipment, net	38	—
Intangible assets, net	2,455	—
Goodwill	5,426	—

Total assets	10,523	—
Current liabilities	3,590	—

Net assets sold	$6,933	$—

The components of discontinued operations included in the consolidated statements of income consisted of (in thousands):

	Year Ended March 31,
	2010	2011	2012
Revenue	$6,713	$6,809	$4,985
Costs and expenses:
Cost of services	5,969	5,353	4,330
Member relations and marketing	1,395	774	189
Gain on disposal	—	—	3,510

(Loss) / income from discontinued operations before provision for income taxes	(651)	682	3,976
Benefit / (provision) for income taxes	223	(238)	(1,535)

Net (loss) / income from discontinued operations, net of provision for income taxes	$(428)	$444	$2,441

Note 7.	Marketable securities

The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2012
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$33,472	$33,543	$130	$201
Tax exempt obligations of other states	93,972	92,028	2,667	723

	$127,444	$125,571	$2,797	$924

	As of March 31, 2011
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$23,721	$24,042	$164	$485
Tax exempt obligations of other states	62,458	62,310	1,109	961

	$86,179	$86,352	$1,273	$1,446

The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2012
	Fair market value	Amortized cost
Matures in less than 1 year	$4,823	$4,734
Matures after 1 year through 5 years	34,786	33,557
Matures after 5 years through 10 years	87,835	87,280

	$127,444	$125,571

There were no gross realized gains or losses on sales of available-for-sale investments in the fiscal year ended March 31, 2012. The gross realized losses on sales of available-for-sale investments were $23,000 and $124,000 for the fiscal years ended March 31, 2010 and 2011, respectively.

The weighted average maturity on all marketable securities held by the Company as of March 31, 2012 was approximately 6.7 years. Pre-tax net unrealized gains on the Company’s investments of $1.9 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $89,000 is related to investments that mature before March 31, 2013. The Company purchased certain of its investments at a premium or discount to their relative fair values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2012. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income on the accompanying consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.

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

Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members, that are exercisable for up to 6,015,000 of the shares of the entity, as certain performance criteria are met. The common stock warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the accompanying consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other income, net on the accompanying consolidated statements of income. See Note 5, “Other non-current assets,” for additional information. The fair value of these warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of underlying value of the common shares of the entity that issued the warrants and the estimate of level of performance criteria that will be achieved. The entity that issued the warrants is private, and the estimate of performance criteria to be met is Company specific. These inputs are unobservable and are considered key estimates made by the Company.

Contingent earn-out liabilities. This class of financial liabilities represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out periods. Contingent earn-out liabilities are included in other long-term liabilities on the accompanying consolidated balance sheets. See Note 3, “Acquisitions,” for additional information.

Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The valuation can be determined using widely accepted valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). As a basis for applying a market-based approach in fair value measurements, GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable market-based inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2011 or 2012.

The Company’s population of financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of March 31,	Fair value measurement as of March 31, 2011 using fair value hierarchy
	2011	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$30,378	$30,378	—	—
Available-for-sale marketable securities (2)	86,179	86,179	—	—
Financial liabilities
Contingent earn-out liabilities (3)	15,500	—	—	15,500

	Fair value as of March 31,	Fair value measurement as of March 31, 2012 using fair value hierarchy
	2012	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$60,642	$60,642	—	—
Available-for-sale marketable securities (2)	127,444	127,444	—	—
Common stock warrants (4)	450	—	—	450
Financial liabilities
Contingent earn-out liabilities (3)	20,200	—	—	20,200

(1)	Fair value is based on quoted market prices.
(2)	Fair value is determined using quoted market prices of the assets. For further detail, see Note 7, “Marketable securities.”
(3)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.
(4)	The fair value of the common stock warrants as of March 31, 2012 was calculated to be $0.26 per share using a Black-Scholes-Merton model. The significant assumptions were as follows: risk-free interest rate of 1.9%; expected term of 7.22 years; expected volatility of 41.51%; dividend yield of 0.0%; weighted average exercise price of $1.00 per share; and a range of warrants to become exercisable of between 1,400,000 and 1,800,000 shares. Prior to December 31, 2011, the assumptions concerning the value of the underlying common stock and the range of warrants that would become exercisable resulted in the fair value of the warrants being insignificant.

Common stock warrants

The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods when the estimated fair value changes. The change in the fair value during the fiscal year ended March 31, 2012 was primarily driven by an increase in the estimated value of the common stock of the entity that issued the warrants combined with increases in the estimated performance targets that will be achieved. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the fiscal years ended March 31, 2011 and 2012 (in thousands):

	As of March 31,
	2011	2012
Beginning balance	$—	$—
Fair value change in common stock warrants (1)	—	450

Ending balance	$—	$450

(1)	Amounts were recognized in other income, net on the accompanying consolidated statements of income.

Contingent earn-out liabilities

The Company entered into an earn-out agreement in connection with its acquisition of Southwind on December 31, 2009. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. As of March 31, 2012, based on current facts and circumstances, the estimated aggregate fair value of this contingent obligation was increased to $15.8 million, which will be paid at various intervals, if earned, over the evaluation periods beginning on the acquisition date and extending through December 31, 2014. As of March 31, 2012, $1.9 million has been earned and paid to the former owners. The final amount paid will be made in a combination of cash and/or the Company’s common stock. The Company’s fair value estimate of the Cielo earn-out liability, which is payable in cash, was $4.4 million as of the date of acquisition. The estimated aggregate fair value of the remaining contingent obligation for Cielo as of March 31, 2012 was $1.3 million. The Company’s fair value estimate of the PivotHealth earn-out liability, which is payable in cash, was $2.9 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for PivotHealth as of March 31, 2012 was $3.1 million. The Company’s fair value estimate of the Concuity earn-out liability, which was payable in cash, was $4.0 million as of the date of acquisition. This liability was released in December 2011 and the Company no longer has a contingent obligation with respect to the Concuity acquisition.

Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods when the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the fiscal years ended March 31, 2011 and 2012 (in thousands):

	As of March 31,
	2011	2012
Beginning balance	$5,600	$15,500
Fair value change in Southwind contingent earn-out liability (1)	1,500	10,600
Fair value change in Cielo contingent earn-out liability (1)	—	(100)
Fair value change in PivotHealth contingent earn-out liability (1)	—	200
Southwind earn-out payment	—	(1,900)
Cielo earn-out payment	—	(3,000)
Addition of Concuity contingent earn-out liability	4,000	—
Addition of Cielo contingent earn-out liability	4,400	—
Addition of PivotHealth contingent earn-out liability	—	2,900
Reduction of Concuity contingent earn-out liability (1)	—	(4,000)

Ending balance	$15,500	$20,200

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.

Non-financial assets and liabilities

Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis; that is, such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of September 30, 2009, the Company concluded that certain capitalized software development costs were not fully recoverable based on projected cash flows attributable to those assets. As a result, certain assets held and used with a carrying amount of $8.8 million as of September 30, 2009 were written down to a fair value of $1.4 million, resulting in a pre-tax impairment charge of $7.4 million. The Company utilized the discounted cash flow method to determine the fair value of the capitalized software assets as of September 30, 2009. Cash flows were determined based on the Company’s estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature. Due to the significant unobservable inputs inherent in discounted cash flow methodologies, this method is classified as Level 3 in the fair value hierarchy. For additional information related to this impairment, see Note 9, “Property and equipment.”

During the fiscal years ended March 31, 2011 and 2012, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

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

The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization of property and equipment on the Company’s consolidated statements of income. Developed software obtained through acquisitions is amortized over its weighted average estimated useful life of approximately nine years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization of property and equipment for the fiscal years ended March 31, 2010, 2011, and 2012 was approximately $0.3 million, $0.4 million, and $0.9 million, respectively.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment for the periods presented. The amount of depreciation expense recognized on plant, property and equipment during the fiscal years ended March 31, 2010, 2011, and 2012 was $6.4 million, $6.0 million, and $9.0 million, respectively.

Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of March 31, 2011 and 2012, the carrying value of internally developed capitalized software is $7.7 million and $15.1 million, respectively. Property and equipment consists of the following (in thousands):

	As of March 31,
	2011	2012
Leasehold improvements	$15,696	$23,692
Furniture, fixtures and equipment	18,472	26,529
Software	30,524	43,211

	64,692	93,432
Accumulated depreciation and amortization	(35,201)	(43,779)

Property and equipment, net	$29,491	$49,653

The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the fiscal year ended March 31, 2011 or 2012. As of September 30, 2009, the Company concluded that certain capitalized software development costs were not fully recoverable. As a result, the Company recognized a pre-tax impairment charge on capitalized software of $7.4 million during the three months ended September 30, 2009. For further discussion of the impairment and the valuation method used, see Note 8, “Fair value measurements.”

Note 10.	Goodwill and intangibles

Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the fiscal year ended March 31, 2010, 2011, or 2012. There was no impairment of goodwill recorded in the fiscal year ended March 31, 2010, 2011, or 2012.

Changes in the carrying amount of goodwill are as follows (in thousands):

	As of March 31,
	2011	2012
Beginning of year	$31,829	$61,729
Goodwill acquired	29,900	12,506

Ending balance	$61,729	$74,235

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to ten years. As of March 31, 2012, the weighted average remaining useful life of acquired intangibles was approximately 4.9 years. As of March 31, 2012, the weighted average remaining useful life of internally developed intangibles was approximately 4.2 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of March 31, 2011			As of March 31, 2012
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$1,103	$(36)	$1,067	$3,048	$(380)	$2,668
Acquired intangibles:
Developed software	4.9	6,988	(1,988)	5,000	6,450	(2,567)	3,883
Customer relationships	7.5	8,200	(1,320)	6,880	11,900	(2,914)	8,986
Trademarks	3.7	2,000	(500)	1,500	2,700	(1,625)	1,075
Non-compete agreements	4.3	750	(205)	545	1,100	(393)	707
Customer contracts	4.9	3,713	(2,710)	1,003	5,199	(3,134)	2,065

Total other intangibles		$22,754	$(6,759)	$15,995	$30,397	$(11,013)	$19,384

Amortization expense for intangible assets for the fiscal years ended March 31, 2010, 2011, and 2012, recorded in cost of services on the accompanying consolidated statements of income, was approximately $1.6 million, $4.7 million, and $5.6 million, respectively. The following approximates the anticipated aggregate amortization expense to be recorded in cost of services on the consolidated statements of income for each of the following five fiscal years ending March 31, 2013 through 2017: $4.5 million, $4.5 million, $4.3 million, $1.5 million, and $1.0 million, respectively, and $2.3 million thereafter.

Note 11.	Membership fees receivable

Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2011	2012
Billed fees receivable	$37,372	$60,063
Unbilled fees receivable	144,071	227,061

	181,443	287,124
Allowance for uncollectible revenue	(4,885)	(5,540)

Membership fees receivable, net	$176,558	$281,584

Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay for their membership on an installment basis and all of the unbilled fees recorded are expected to be billed in the next twelve months.

Note 12.	Stock-based compensation

Equity incentive plans

The Company issues awards, including stock options and RSUs, under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and 2009 Stock Incentive Plan (the “2009 Plan”), and issued such awards, through September 11, 2009 under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”). Upon approval of the 2009 Plan by the Company’s stockholders on September 11, 2009, the 2006 Plan was frozen with respect to new awards.

On September 13, 2011, the Company’s stockholders approved an amendment to the 2009 Plan that increased the number of shares of common stock authorized for issuance under the plan by 1,250,000 shares. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan, as amended, may not exceed 2,305,000 shares, plus the number of shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and the number of shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2006 Plan and the 2009 Plan have a five-year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 1,600,000 shares, plus the number of shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven-year maximum contractual term. As of March 31, 2012, there were 1,270,491 shares available for issuance under the 2009 Plan and 484,817 shares available for issuance under the 2005 Plan.

The 2009 Plan and the 2005 Plan (the “Plans”) are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine which officers, directors, and employees are awarded options or share awards pursuant to the Plans and to determine the terms of the awards. Grants may consist of treasury shares or newly issued shares. Options are rights to purchase common stock of the Company at the fair market value on the date of grant. The exercise price of a stock option or other equity-based award is equal to the closing price of the Company’s common stock on the date of grant. The Company generally awards non-qualified options, but the Plans permit the issuance of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. Holders of options do not participate in dividends, if any, until after the exercise of the award. RSUs are equity settled stock-based compensation arrangements of a number of shares of the Company’s common stock. RSU holders do not participate in dividends, if any, nor do they have voting rights until the restrictions lapse.

Stock option activity. During the fiscal years ended March 31, 2010, 2011, and 2012, the Company granted 950,050, 297,500, and 300,706 stock options, respectively, with a weighted average exercise price of $19.04, $34.75, and $49.95, respectively. The weighted average fair values of the stock option grants are listed in the stock option valuation section below. During the fiscal years ended March 31, 2010, 2011, and 2012, participants exercised 11,500, 605,641, and 887,755 options for a total intrinsic value of $0.1 million, $9.8 million, and $27.1 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.

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

Restricted stock unit activity. During the fiscal years ended March 31, 2010, 2011, and 2012, the Company granted 76,500, 266,314, and 232,350 RSUs, respectively. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted average grant date fair value of RSUs granted for the fiscal years ended March 31, 2010, 2011, and 2012 was $18.52, $33.85, and $49.62, respectively. During the fiscal years ended March 31, 2010, 2011, and 2012, participants vested in 115,236, 119,820, and 113,084 RSUs, respectively, for a total intrinsic value of $3.6 million, $5.4 million, and $7.2 million, respectively. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price at the vesting date. Of the 113,084 RSUs vested in the fiscal year ended March 31, 2012, 37,831 shares were withheld to satisfy minimum employee tax withholding.

There were 448,320 RSUs outstanding as of March 31, 2012. During the fiscal year ended March 31, 2012, 3,055 RSUs were forfeited. The weighted average fair value of RSUs granted during the fiscal year ended March 31, 2012 was $49.62, the majority of which vest in four equal annual installments on the anniversary of the grant date.

The following table summarizes the changes in RSUs during the fiscal years ended March 31, 2010, 2011, and 2012 for all of the stock incentive plans described above.

	Year Ended March 31,
	2010		2011		2012
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	247,501	$47.97	205,615	$36.47	332,109	$34.67
Granted	76,500	$18.52	266,314	$33.85	232,350	$49.62
Forfeited	(3,150)	$48.86	(20,000)	$35.32	(3,055)	$47.06
Vested	(115,236)	$48.93	(119,820)	$35.83	(113,084)	$37.83

Non-vested, end of year	205,615	$36.47	332,109	$34.67	448,320	$41.53

Employee stock purchase plan

The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 842,000 shares of the Company’s common stock are authorized under the ESPP. As of March 31, 2012, a total of 751,890 shares were available for issuance under the ESPP. During the fiscal years ended March 31, 2010, 2011, and 2012, the Company issued 5,573, 4,336, and 3,342 shares, respectively, under the ESPP at an average price of $26.68, $44.23, and $66.33 per share, respectively. The compensation expense related to the ESPP recorded in the fiscal years ended March 31, 2010, 2011, and 2012 was not material.

Valuation assumptions and equity based award activity

As discussed in Note 2, “Summary of significant accounting policies,” determining the estimated fair value of stock-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares, and forfeiture rates of the awards.

Stock option valuation

The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. The expected term for its stock options was determined through analysis of historical data on employee exercises, vesting periods of awards, and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury bonds issued with life terms similar to the expected life of the grant. Volatility is calculated based on historical volatility of the daily closing price of the Company’s common stock continuously compounded with a look back period similar to the terms of the expected life of the grant. The Company has not declared or paid any cash dividend on its common stock since the closing of its initial public offering and does not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by the Company’s Board of Directors and would depend upon, among other factors, the Company’s earnings, financial condition, cash requirements, and contractual restrictions.

The following average key assumptions were used in the valuation of stock options granted in each respective period:

	Year Ended March 31,
	2010	2011 (1)	2012
Stock option grants:
Risk-free interest rate	1.44% – 2.19%	0.8% – 2.56%	0.66% – 2.22%
Expected lives in years	4.0	3.9	4.2
Expected volatility	35.8% – 41.9%	36.7% – 42.1%	36.7% – 41.6%
Dividend yield	0.0%	0.0%	0.0%
Weighted average exercise price of options granted	$19.04	$34.75	$49.95
Weighted average grant date fair value of options granted	$6.01	$11.27	$16.48
Number of shares granted	950,050	297,500	300,706

(1)	Includes 45,000 stock options that were issued with market-based conditions to a director. The Company calculated the fair value of these stock option awards on the date of grant at $9.82 per share using a lattice option-pricing model. The significant assumptions used were as follows: risk-free interest rate of 1.71%; expected term of 3.3 years; expected volatility of 38.35%; dividend yield of 0.0%; and a weighted average exercise price of $34.27 per share.

The following table summarizes the changes in common stock options during the fiscal years ended March 31, 2010, 2011, and 2012 for all of the stock incentive plans described above.

	Year Ended March 31,
	2010		2011		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,835,765	$42.73	2,868,865	$31.81	2,529,599	$32.79
Granted	950,050	19.04	297,500	34.75	300,706	49.95
Exercised	(11,500)	18.58	(605,641)	29.35	(887,755)	34.96
Forfeited	(75,085)	47.37	(31,125)	43.15	(36,436)	40.65
Cancellations	(830,365)	53.14	—	—	—	—

Outstanding, end of year	2,868,865	$31.81	2,529,599	$32.79	1,906,114	$34.09	(1)

Exercisable, end of year					962,247	$35.82	(2)

(1)	The weighted average remaining contractual term for the fiscal year ended March 31, 2012 is approximately 3 years and the aggregate intrinsic value is $104.0 million.
(2)	The weighted average remaining contractual term for the fiscal year ended March 31, 2012 is approximately 2 years and the aggregate intrinsic value is $50.8 million.

The aggregate intrinsic value shown in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options as of March 31, 2012, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s common stock. During the fiscal years ended March 31, 2010, 2011, and 2012, 173,413, 311,990, and 364,591 options, respectively, vested with fair values of $1.7 million, $2.5 million, and $3.0 million, respectively.

The following table summarizes the exercise prices and contractual lives of all options outstanding under the stock incentive plans described above as of March 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years
$10.00 – $19.99	506,493	$18.52	2.8
20.00 – 29.99	79,500	27.26	2.6
30.00 – 39.99	683,214	34.10	2.7
40.00 – 49.99	583,157	46.40	3.3
50.00 – 59.99	48,750	55.90	6.2
60.00 – 69.99	5,000	68.11	4.7

$10.00 – $69.99	1,906,114	$34.09	3.0

Valuation for restricted stock units

RSUs are valued at the grant date closing price of the Company’s common stock as reported by The NASDAQ Stock Market LLC (“NASDAQ”).

Valuation for employee stock purchase rights

The value of employee stock purchase rights for shares of stock purchased under the ESPP is determined as the fair market value of the underlying shares on the date of purchase as determined by the closing price of the Company’s common stock as reported by NASDAQ, less the purchase price, which is 95% of the closing price of the Company’s common stock. The ESPP enrollment begins on the first day of the quarter. Stock purchases occur on the last day of the quarter, with only eligible employee payroll deductions for the period used to calculate the shares purchased. There is no estimate of grant date fair value or estimated forfeitures, since actual compensation expense was recorded in the period on the purchase date. The fair value of employee stock purchase rights is equivalent to a 5% discount of the purchase date closing price.

Forfeitures

Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term and can range from six months to four years. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company analyzes forfeiture rates using four separate groups. In the fiscal year ended March 31, 2012, the Company decreased its estimated forfeiture rate for the general employee group from 20% to 15%. Forfeiture rates for the remaining groups are 0%, 1%, and 5% for members of the Company’s Board of Directors and two separate groups of executives based on seniority, respectively.

Compensation expense

The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs and for shares issued under the Company’s ESPP, for the fiscal years ended March 31, 2010, 2011, and 2012 (in thousands, except per share amounts):

	Year Ended March 31,
	2010	2011	2012
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$3,930	$2,763	$3,440
Member relations and marketing	2,248	1,663	2,133
General and administrative	5,974	4,366	6,413
Depreciation and amortization	—	—	—

Total costs and expenses	12,152	8,792	11,986

Operating income	(12,152)	(8,792)	(11,986)

Net income	$(7,984)	$(5,725)	$(7,359)

Impact on diluted earnings per share	$(0.51)	$(0.35)	$(0.42)

There are no stock-based compensation costs capitalized as part of the cost of an asset.

Stock-based compensation expense by award type is shown below (in thousands):

	Year Ended March 31,
	2010	2011	2012
Stock-based compensation expense by award type:
Stock options	$6,287	$3,590	$5,072
Restricted stock units	5,857	5,202	6,914
Employee stock purchase rights	8	—	—

Total stock-based compensation	$12,152	$8,792	$11,986

As of March 31, 2012, $19.6 million of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a weighted average period of 1.5 years.

Tax benefits

The benefits of tax deductions in excess of recognized book compensation expense are reported as a financing cash inflow in the accompanying consolidated statements of cash flows. Approximately $0, $2.6 million, and $7.6 million of tax benefits associated with the exercise of employee stock options and restricted stock units were recorded as cash from financing activities in the fiscal years ended March 31, 2010, 2011, and 2012, respectively.

Note 13.	Income taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2010	2011	2012
Current	$14,328	$11,202	$15,288
Deferred	(8,136)	(1,511)	(85)

Provision for income taxes	$6,192	$9,691	$15,203

The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2010	2011	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	5.7	5.5	5.5
Tax-exempt interest income	(2.7)	(1.5)	(1.5)
Washington, D.C. QHTC income tax credits	(9.1)	(7.3)	(3.1)
Other permanent differences, net	5.4	3.2	2.7

Effective tax rate on continuing operations	34.3%	34.9%	38.6%

Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts on the accompanying consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2011	2012
Deferred income tax assets (liabilities):
Tax credit carry forwards	$7,775	$7,320
Deferred compensation accrued for financial reporting purposes	5,515	7,574
Stock-based compensation	6,831	7,221
Reserve for uncollectible revenue	1,980	2,215
Depreciation	270	—
Acquired intangibles	298	3,430
Unrealized losses on available-for-sale securities	61	—
Other	295	468

Total deferred tax assets	23,025	28,228

Capitalized software development costs	(4,584)	(7,169)
Deferred incentive compensation and other deferred charges	(2,901)	(3,783)
Unrealized gains on available-for-sale securities	—	(654)
Depreciation	—	(1,712)

Total deferred tax liabilities	(7,485)	(13,318)

Net deferred income tax assets	$15,540	$14,910

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

The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits (of which the amount was $0 as of March 31, 2012) will significantly change within the next twelve months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for the fiscal year ended March 31, 2010, 2011, or 2012. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2007.

Washington, D.C. income tax incentives

The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) provides regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (“QHTC”) doing business in the District of Columbia.

In February 2006, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the New E-conomy Transformation Act of 2000 had been accepted effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through calendar year 2008 and 6.0% thereafter, versus 9.975% prior to this qualification. Under that Act, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits. As of March 31, 2012, the Company has $11.3 million of Washington, D.C. tax credits with expiration dates ranging from 2018 to 2022.

Note 14.	Stockholders’ equity

In April 2008, the Company’s Board of Directors authorized an increase in its cumulative share repurchase program to $350 million of the Company’s common stock. The Company repurchased 146,179 shares, 188,930 shares, and 111,719 shares of its common stock at a total cost of approximately $4.0 million, $8.3 million, and $6.6 million in the fiscal years ended March 31, 2010, 2011, and 2012, respectively, pursuant to its share repurchase program. All repurchases to date have been made in the open market. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. As of March 31, 2012, the remaining authorized repurchase amount was $27.1 million.

As of March 31, 2011 and 2012, the Company had repurchased 7,520,671 and 7,632,390 shares of the Company’s common stock, respectively, at a total cost of $316.3 million and $322.9 million, respectively. Of these repurchased shares, 1,000,000 shares had been retired as of March 31, 2012.

Note 15.	Accumulated other comprehensive income

The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the accompanying consolidated balance sheets are composed solely of net unrealized gains and losses on marketable securities net of applicable income taxes.

Note 16.	Commitments and contingencies

Operating leases

The Company leases its headquarters space (the “Lease”) under an operating lease that expires in 2019. Leasehold improvements related to the Lease are depreciated over the term of the Lease and totaled approximately $10.0 million, net, and $16.0 million, net, as of March 31, 2011 and 2012, respectively. The terms of the Lease contain provisions for rental escalation, and the Company is required to pay its portion of executory costs such as taxes, insurance, and operating expenses. The Company leases (under operating leases) regional office spaces in Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; San Francisco, California; Ann Arbor, Michigan; and London, England. The Company also leases office space in Chennai, India through its Indian subsidiary, ABCO Advisory Services India Private Ltd. The Texas lease expires in October 2019, the Tennessee lease in September 2017, the Illinois lease in September 2014, the California lease in November 2012, the Michigan lease in December 2012, the England lease in August 2012, and the India lease in December 2016. The Company recognized rental and executory expenses of $9.3 million, $9.4 million, and $11.9 million in the fiscal years ended March 31, 2010, 2011, and 2012, respectively, related to these leases.

The following table details the future minimum lease payments under the Company’s current leases, excluding rental escalation and executory costs (in thousands):

Year Ending March 31,
2013	$9,375
2014	9,644
2015	9,394
2016	9,317
2017	9,150
Thereafter	18,602

Total	$65,482

Purchase obligations

The Company has entered into an agreement for the purchase of software development services, which is not cancelable. As of March 31, 2012, purchases of $1.5 million had been made under this arrangement. The Company’s remaining obligation in connection with this agreement continues through November 2013, and the payments expected to be made under this agreement total $1.5 million during that period.

Benefit plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) Plan”) for all employees who have reached the age of 21. The Company provides discretionary contributions in the range of 0% to 100%, which percentage is determined by the Company after the end of the applicable plan year, of an employee’s contribution up to a maximum of 4% of base salary. During the period from March 1, 2009 to December 31, 2009, the Company suspended its discretionary contributions to the 401(k) Plan. Contributions to the 401(k) Plan for the fiscal years ended March 31, 2010, 2011, and 2012 were approximately $0.3 million, $2.2 million, and $2.9 million, respectively.

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is currently not a party to, and its property is not subject to, any material legal proceedings.

Note 17.	Segments and geographic areas

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Under this definition, the Company contains two operating segments as of March 31, 2012. Both segments have similar economic characteristics, provide similar products and services sold to the same or very similar customers, and have similar sales and distribution procedures. Consequently, the Company has one reportable segment for financial statement purposes.

Substantially all of the Company’s identifiable assets are located in the United States. Disclosed in the following table is revenue information for each geographic area for the years ended March 31, 2010, 2011, and 2012 (in thousands):

	Year Ended March 31,
	2010	2011	2012
United States	$222,676	$273,464	$357,937
Other countries	9,934	9,975	12,408

Total revenue	$232,610	$283,439	$370,345

Note 18.	Quarterly financial data (unaudited)

Unaudited summarized financial data by quarter for the fiscal years ended March 31, 2011 and 2012 is as follows (in thousands, except per share amounts):

	Fiscal 2011 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$64,820	$69,431	$73,605	$75,583
Operating income	6,571	6,914	5,643	6,778
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	6,792	7,491	6,123	7,366
Net income from continuing operations	4,349	4,800	3,924	5,006
Net income from discontinued operations	244	84	10	107
Net income	$4,593	$4,884	$3,934	$5,113
Earnings per share:
Basic	$0.30	$0.31	$0.25	$0.32
Diluted	$0.29	$0.30	$0.24	$0.30

	Fiscal 2012 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$79,937	$91,467	$98,458	$100,483
Operating income	5,132	7,830	12,510	10,887
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	5,929	8,278	14,135	11,051
Net income from continuing operations	3,709	5,174	7,912	6,057
Net income from discontinued operations	162	29	140	2,110
Net income	$3,871	$5,203	$8,052	$8,167
Earnings per share:
Basic	$0.24	$0.32	$0.49	$0.49
Diluted	$0.23	$0.30	$0.46	$0.46

Note 19.	Subsequent events

On May 1, 2012, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. As a result of this action, one additional share will be issued on June 18, 2012 for each share held by stockholders of record at the close of business on May 31, 2012. The stock split will not have an impact on the Company’s consolidated financial position or results of operations. Share and per share amounts included herein have not been restated to reflect the impact of the future stock split.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2012. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

No changes in our internal control over financial reporting occurred during fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, referred to as the “2012 proxy statement,” which we will file with the SEC on or before 120 days after our 2012 fiscal year-end of March 31, 2012, and which appears in the 2012 proxy statement, including under the captions “Proposal No. 1—Election of Directors,” “Board Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics for our senior financial officers that applies to all of our senior financial officers, including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions. The code of ethics for finance team members is available to the public in the “The Firm—Investor Relations—Governance” section of our website at www.advisory.com. Any person may request a copy of the code of ethics for finance team members, without charge, by writing to us at The Advisory Board Company, 2445 M Street, N.W., Washington, D.C. 20037, Attention: Corporate Secretary. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for our senior financial officers by posting such information on our website.

Item 11.	Executive Compensation.

Information required by this Item 11 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the captions “Board Corporate Governance Matters,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Potential Payments Upon Termination of Employment or Change of Control.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item 12 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the captions “Security Ownership” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the caption “Board Corporate Governance Matters.”

Item 14.	Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the caption “Proposal No. 2—Ratification of the Selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending March 31, 2013.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2011 and 2012

Consolidated Statements of Income for the years ended March 31, 2010, 2011, and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2010, 2011, and 2012

Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2011, and 2012

Notes to Consolidated Financial Statements.

(2) Except as provided below, all financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II—Valuation and Qualifying Accounts

(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of The Advisory Board Company (the “Company”), as amended. Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.2*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.3*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.4*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6	Form of Indemnification Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.8*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.9*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.10*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.11*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.12*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.13*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008.

10.14*	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company’s filed with the Commission on July 28, 2011.

10.15*	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.16*	Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.17*	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.18*	Employment Agreement, dated as of September 12, 2008, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Amended and Restated Employment Agreement, entered into as of November 3, 2010, between Company and Frank J. Williams. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2010.

10.20*	Employment Agreement, dated as of September 12, 2008, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.21*	Employment Agreement, dated as of September 12, 2008, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.22	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.23	Agreement to Commercial Note and attachments thereto, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.24	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.25	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company (the “Collaboration Agreement”). Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

10.26	Letter agreement, dated February 4, 2010, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2009.

10.27	Letter agreement, dated November 7, 2011, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

**101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2011 and 2012, (ii) Consolidated Statements of Income for the years ended March 31, 2010, 2011, and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2010, 2011, and 2012, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2011, and 2012, and (v) Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

THE ADVISORY BOARD COMPANY

SCHEDULE II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Additions Charged to Revenue	Additions Charged to Other Accounts	Deductions From Reserve	Balance at End of Year
Year ending March 31, 2010 Allowance for uncollectible revenue	$2,738	$3,452	$—	$2,578	$3,612

	$2,738	$3,452	$—	$2,578	$3,612

Year ending March 31, 2011 Allowance for uncollectible revenue	$3,612	$4,733	$—	$3,460	$4,885

	$3,612	$4,733	$—	$3,460	$4,885

Year ending March 31, 2012 Allowance for uncollectible revenue	$4,885	$4,640	$—	$3,985	$5,540

	$4,885	$4,640	$—	$3,985	$5,540

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Advisory Board Company

Date: May 30, 2012	/s/ Robert W. Musslewhite
Robert W. Musslewhite,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Robert W. Musslewhite	Chief Executive Officer and Director	May 30, 2012
Robert W. Musslewhite	(Principal Executive Officer)

/s/ Michael T. Kirshbaum	Chief Financial Officer and Treasurer (Principal	May 30, 2012
Michael T. Kirshbaum	Financial Officer and Principal Accounting Officer)

/s/ Frank J. Williams	Chairman	May 30, 2012
Frank J. Williams

/s/ Sanju K. Bansal	Director	May 30, 2012
Sanju K. Bansal

/s/ Peter J. Grua	Director	May 30, 2012
Peter J. Grua

/s/ Kelt Kindick	Lead Director	May 30, 2012
Kelt Kindick

/s/ Mark R. Neaman	Director	May 30, 2012
Mark R. Neaman

/s/ Leon D. Shapiro	Director	May 30, 2012
Leon D. Shapiro

/s/ LeAnne M. Zumwalt	Director	May 30, 2012
LeAnne M. Zumwalt

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of The Advisory Board Company (the “Company”), as amended. Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.2*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.3*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.4*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6	Form of Indemnification Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.8*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.9*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.10*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.11*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.12*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.13*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008.

10.14*	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company filed with the Commission on July 28, 2011.

10.15*	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.16*	Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.17*	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.18*	Employment Agreement, dated as of September 12, 2008, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Amended and Restated Employment Agreement, entered into as of November 3, 2010, between Company and Frank J. Williams. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2010.

10.20*	Employment Agreement, dated as of September 12, 2008, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.21*	Employment Agreement, dated as of September 12, 2008, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.22	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.23	Agreement to Commercial Note and attachments thereto, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.24	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.25	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company (the “Collaboration Agreement”). Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

10.26	Letter agreement, dated February 4, 2010, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2009.

10.27	Letter agreement, dated November 7, 2011, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

**101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2011 and 2012, (ii) Consolidated Statements of Income for the years ended March 31, 2010, 2011, and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2010, 2011, and 2012, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2011, and 2012, and (v) Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.