Form 10-Q
period 2012-09-30
ADVISORY BOARD CO
filed 2012-11-09
CIK 1157377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of November 1, 2012, the registrant had outstanding 34,830,125 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,927	$60,642
Marketable securities	15,304	4,823
Membership fees receivable, net	319,167	281,584
Prepaid expenses and other current assets	12,957	6,705
Deferred income taxes, current	8,704	7,255

Total current assets	436,059	361,009
Property and equipment, net	58,071	49,653
Intangible assets, net	18,735	19,384
Goodwill	74,235	74,235
Deferred incentive compensation and other charges	57,327	53,369
Deferred income taxes, net of current portion	6,038	7,655
Investment in unconsolidated entity	5,946	8,662
Other non-current assets	8,890	9,000
Marketable securities	132,543	122,621

Total assets	$797,844	$705,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$343,379	$313,958
Accounts payable and accrued liabilities	69,082	57,529
Accrued incentive compensation	12,167	18,691

Total current liabilities	424,628	390,178
Long-term deferred revenue	106,691	78,498
Other long-term liabilities	15,889	19,865

Total liabilities	547,208	488,541

Redeemable noncontrolling interest	100	—
The Advisory Board Company’s stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 34,777,020 and 46,994,560 shares issued as of September 30, 2012 and March 31, 2012, respectively, and 34,777,020 and 33,729,780 shares outstanding as of September 30, 2012 and March 31, 2012, respectively	348	235
Additional paid-in capital	344,634	315,648
Retained (deficit) earnings	(96,651)	189,742
Accumulated elements of other comprehensive income	2,313	1,206
Treasury stock, at cost, 0 and 13,264,780 shares as of September 30, 2012 and March 31, 2012, respectively	—	(289,784)

Total stockholders’ equity controlling interest	250,644	217,047
Equity attributable to noncontrolling interests	(108)	—

Total stockholders’ equity	250,636	217,047

Total liabilities and stockholders’ equity	$797,844	$705,588

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue	$110,758	$91,467	$214,900	$171,404
Costs and expenses:
Cost of services, excluding depreciation and amortization	56,989	49,759	115,355	92,914
Member relations and marketing	21,486	18,490	40,606	36,370
General and administrative	15,632	11,886	29,111	22,709
Depreciation and amortization	4,430	3,503	8,516	6,450

Operating income	12,221	7,829	21,312	12,961
Other income, net	688	448	1,264	1,245

Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	12,909	8,277	22,576	14,206
Provision for income taxes	(4,944)	(3,104)	(8,646)	(5,327)
Equity in loss of unconsolidated entity	(592)	—	(2,716)	—

Net income from continuing operations	7,373	5,173	11,214	8,879
Discontinued operations:
Net income from discontinued operations	—	30	—	195

Net income before allocation to noncontrolling interest	7,373	5,203	11,214	9,074
Net loss attributable to noncontrolling interest	108	—	108	—

Net income attributable to common stockholders	$7,481	$5,203	$11,322	$9,074

Earnings per share—basic:
Net income from continuing operations attributable to common stockholders	$0.22	$0.16	$0.33	$0.27
Net loss from discontinued operations attributable to common stockholders	$—	$0.00	$—	$0.01

Net income attributable to common stockholders per share—basic	$0.22	$0.16	$0.33	$0.28

Earnings per share—diluted:
Net income from continuing operations attributable to common stockholders	$0.21	$0.15	$0.31	$0.26
Net loss from discontinued operations attributable to common stockholders	$—	$0.00	$—	$0.01

Net income attributable to common stockholders per share—diluted	$0.21	$0.15	$0.31	$0.27

Weighted average number of shares outstanding:
Basic	34,660	32,596	34,421	32,416
Diluted	36,253	34,366	36,154	34,082

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to common stockholders	$7,481	$5,203	$11,322	$9,074
Other comprehensive income:
Net unrealized gains on marketable securities, net of tax	769	606	1,107	1,676

Comprehensive income	$8,250	$5,809	$12,429	$10,750

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income before allocation to noncontrolling interest	$11,214	$9,074
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	8,516	6,802
Deferred income taxes	(408)	10
Excess tax benefits from stock-based awards	(9,721)	(578)
Stock-based compensation expense	6,911	5,526
Amortization of marketable securities premiums	958	528
Loss on investment in common stock warrants	110	—
Equity in loss of unconsolidated entity	2,716	—
Changes in operating assets and liabilities:
Membership fees receivable	(37,583)	(53,435)
Prepaid expenses and other current assets	(6,252)	863
Deferred incentive compensation and other charges	(3,958)	(10,990)
Deferred revenues	57,614	62,902
Accounts payable and accrued liabilities	22,456	16,348
Accrued incentive compensation	(6,524)	(3,629)
Other long-term liabilities	(3,976)	3,540

Net cash provided by operating activities	42,073	36,961

Cash flows from investing activities:
Purchases of property and equipment	(14,562)	(13,524)
Capitalized external use software development costs	(1,723)	(1,366)
Acquisition-related earn-out payments	(1,182)	(16,829)
Investment in unconsolidated entity	—	(10,000)
Redemptions of marketable securities	23,220	11,000
Purchases of marketable securities	(42,889)	(8,157)

Net cash used in investing activities	(37,136)	(38,876)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	16,205	13,091
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(3,844)	(1,266)
Proceeds from issuance of common stock under employee stock purchase plan	165	110
Excess tax benefits from stock-based awards	9,721	578
Contributions from noncontrolling interest	100	—
Purchases of treasury stock	(7,999)	(4,673)

Net cash provided by financing activities	14,348	7,840

Net increase in cash and cash equivalents	19,285	5,925
Cash and cash equivalents, beginning of period	60,642	30,378

Cash and cash equivalents, end of period	$79,927	$36,303

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 and the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2012 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and six months ended September 30, 2012 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2013, or any other period.

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

Reclassification

On April 1, 2012, the Company began including amortization expense for intangible assets in depreciation and amortization rather than in cost of services on its consolidated statements of income. Amounts reported for prior years have been reclassified to conform to the current period’s presentation. As a result of this reclassification, amortization expense for intangible assets of $1.2 million and $2.4 million for the three and six months ended September 30, 2012, respectively, and $1.4 million and $2.4 million for the three and six months ended September 30, 2011, respectively, is included in depreciation and amortization on the accompanying consolidated statements of income.

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

Recently adopted

In December 2011, the FASB issued an update which indefinitely deferred the guidance related to the presentation of reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements, as required by ASU 2011-05. The Company adopted all other requirements of ASU 2011-05 on April 1, 2012 and has presented consolidated net income and consolidated comprehensive income in two separate, but consecutive, statements. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Note 3. Marketable securities

The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of September 30, 2012
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$29,688	$29,513	$176	$1
Tax exempt obligations of states	118,159	114,818	3,579	238

	$147,847	$144,331	$3,755	$239

	As of March 31, 2012
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$33,472	$33,543	$130	$201
Tax exempt obligations of states	93,972	92,028	2,667	723

	$127,444	$125,571	$2,797	$924

The following table summarizes marketable securities maturities (in thousands):

	As of September 30, 2012
	Fair market value	Amortized cost
Matures in less than 1 year	$15,304	$14,966
Matures after 1 year through 5 years	35,186	33,989
Matures after 5 years through 20 years	97,357	95,376

	$147,847	$144,331

Other than redemptions upon maturity, there were no sales during the three or six months ended September 30, 2012 or 2011. The weighted average maturity on all marketable securities held by the Company as of September 30, 2012 was approximately 5.8 years. Pre-tax net unrealized gains on the Company’s investments of $3.5 million as indicated above were caused by the decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $338,000 is related to investments that mature before September 30, 2013. The Company purchased certain of its investments at a premium or discount to their relative fair values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity; therefore, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2012. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income on the accompanying consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.

Note 4. Acquisitions

PivotHealth

On August 1, 2011, the Company acquired for cash substantially all the assets of PivotHealth, LLC (“PivotHealth”), a leading physician practice management firm. The Company acquired PivotHealth to supplement its existing physician practice management capabilities and provide new growth opportunities with the addition of PivotHealth’s expertise in long-term physician practice management. The total purchase price, net of cash acquired, of $19.8 million consisted of an initial payment of $15.0 million of cash; the fair value of estimated additional, contingent cash payments of $2.9 million; and an additional $1.9 million placed into escrow, which was released on August 1, 2012. The contingent cash payments, which have no guaranteed minimum or maximum, will become due and payable to the former owner of the PivotHealth business if certain revenue targets are achieved over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. A $0.4 million downward adjustment was made to the fair value of the liabilities for such contingent cash payments during the three months ended June 30, 2012. A $0.1 million upward adjustment was made to the fair value of the liabilities for such contingent cash payments during the three months ended September 30, 2012. These adjustments were recorded in cost of services on the accompanying consolidated statements of income. See Note 10, “Fair value measurements,” for additional information.

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

Note 5. Investment in unconsolidated entity

On August 31, 2011, the Company entered into an agreement with UPMC to establish Evolent Health, Inc. (“Evolent”) for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% and the right to appoint one person to Evolent’s board of directors. In addition, a member of the Company’s Board of Directors serves as the chief executive officer of Evolent. The Company exercises significant influence over Evolent, but does not control Evolent and is not the primary beneficiary of Evolent’s activities. The Company’s investment in Evolent is accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of income. In July 2012, Evolent completed a second round of financing. The Company did not participate in this second round, and as such, its equity interest was diluted. As a result of this dilution, the Company recognized a $1.1 million gain on its investment which is included in equity in loss of unconsolidated entity on the accompanying consolidated statements of income for the three and six months ended September 30, 2012. As of September 30, 2012, the Company’s equity interest in Evolent was 31%. The Company’s proportionate share of the losses of Evolent during the three and six months ended September 30, 2012 were $1.7 million and $3.8 million, respectively. Evolent is in the early stages of its business plan, and as a result, the Company expects Evolent to incur losses and require additional funding in the future. The Company’s investment in Evolent will be evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. The Company believes that no such impairment indicators existed during the six months ended September 30, 2012.

The following is a summary of the financial position of Evolent, as of the dates presented (in thousands):

	As of
	September 30, 2012	March 31, 2012
	(unaudited)
Assets:
Cash	$11,038	$14,807
Other current assets	2,702	821
Intangible assets, net	2,312	2,755
Other non-current assets	3,465	1,152

Total assets	$19,517	$19,535

Liabilities and Members’ Equity:
Deferred revenue	$4,976	$200
Accounts payable and accrued liabilities	2,853	669
Long-term liabilities	359	359
Member’s equity	11,329	18,307

Total liabilities and member’s equity	$19,517	$19,535

The following is a summary of the operating results of Evolent for the periods presented (in thousands) (unaudited):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue	$2,193	$—	$2,262	$—
Operating expenses	(7,440)	—	(12,655)	—
Depreciation and amortization	(178)	—	(482)	—
Interest, net	3	—	7	—

Net loss	$(5,422)	$—	$(10,868)	$—

Note 6. Other non-current assets

In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. A $0.1 million downward adjustment was made to the fair value of the warrants during the three months ended September 30, 2012. The warrants are recorded at their fair value, which was $340,000 as of September 30, 2012 and $450,000 as of March 31, 2012, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the warrants is recorded in other income, net on the accompanying consolidated statements of income. For additional information regarding the fair value of these warrants, see Note 10, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of September 30, 2012 of $5.0 million is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of September 30, 2012, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended September 30, 2012 or 2011.

Note 7. Noncontrolling interests

On July 5, 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity is governed by a services agreement and other documents which provide the entity’s owners the conditional right to require the Company to purchase their ownership interests (“Put Option”) at any time after certain conditions have been satisfied through December 31, 2014. As of September 30, 2012, these conditions had not been satisfied. These agreements also provide the Company a conditional right to require the entity’s owners to sell their ownership interests to the Company (“Call Option”) at any time between July 5, 2013 and December 31, 2014. The equity interest in this entity is classified as a redeemable noncontrolling interest which is presented outside of permanent equity as the redemption is not solely within the Company’s control. The redeemable noncontrolling interest is recorded at its initial fair value of $0.1 million and has not been subsequently adjusted, as management’s current judgment is that it is not probable that the Put Option will become exercisable prior to its expiration due to uncertainty in the achievement of certain performance conditions outlined in the agreement. If the Put Option were to become exercisable in the future, the estimated maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be approximately $7.5 million, which would be recorded as a reduction to net income available to common stockholders.

The Company has determined that this entity meets the definition of a variable interest entity over which it has significant influence and, as a result, has consolidated the results of this entity into its consolidated financial statements. Noncontrolling interests represent the entity’s owners’ claims on consolidated investments where the Company owns less than a 100% interest. As of September 30, 2012, the Company has a 0% ownership interest in this entity. The Company records these interests at their initial fair value, adjusting the basis prospectively for the noncontrolling holders’ share of the respective consolidated investments’ results of operations and applicable changes in ownership.

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

The amount of depreciation expense recognized on plant, property, and equipment during the three and six months ended September 30, 2012, was approximately $3.2 million and $6.1 million, respectively. The amount of depreciation expense recognized on plant, property, and equipment during the three and six months ended September 30, 2011 was approximately $2.1 million and $4.1 million, respectively.

Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of September 30, 2012 and 2011, the carrying value of internally developed capitalized software was $22.5 million and $11.3 million, respectively. Property and equipment consists of the following (in thousands):

	As of
	September 30, 2012	March 31, 2012
Leasehold improvements	$24,112	$23,692
Furniture, fixtures, and equipment	30,932	26,529
Software	52,950	43,211

Property and equipment, gross	107,994	93,432
Accumulated depreciation and amortization	(49,923)	(43,779)

Property and equipment, net	$58,071	$49,653

The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the six months ended September 30, 2012 or 2011.

Note 9. Goodwill and intangibles

Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended September 30, 2012 or 2011. There was no impairment of goodwill recorded in the six months ended September 30, 2012 or 2011.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to ten years. As of September 30, 2012, the weighted average remaining useful life of acquired intangibles was approximately 4.5 years. As of September 30, 2012, the weighted average remaining useful life of internally developed intangibles was approximately 4.1 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of September 30, 2012			As of March 31, 2012
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$4,769	$(650)	$4,119	$3,048	$(380)	$2,668
Acquired intangibles:
Developed software	4.9	6,450	(3,225)	3,225	6,450	(2,567)	3,883
Customer relationships	7.5	11,900	(3,780)	8,120	11,900	(2,914)	8,986
Trademarks	3.7	2,700	(1,838)	862	2,700	(1,625)	1,075
Non-compete agreements	4.3	1,100	(502)	598	1,100	(393)	707
Customer contracts	4.9	5,199	(3,388)	1,811	5,199	(3,134)	2,065

Total other intangibles		$32,118	$(13,383)	$18,735	$30,397	$(11,013)	$19,384

Amortization expense for intangible assets for the three and six months ended September 30, 2012, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.2 million and $2.4 million, respectively. Amortization expense for intangible assets for the three and six months ended September 30, 2011, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.5 million and $2.7 million, respectively. The following approximates the anticipated aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of income for the remaining six months of the fiscal year ending March 31, 2013 and for each of the fiscal years ending March 31, 2014 through 2017: $2.4 million, $4.7 million, $4.5 million, $1.8 million, and $1.3 million, respectively, and $2.3 million thereafter.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the six months ended September 30, 2012 or 2011.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of September 30,	Fair value measurement as of September 30, 2012 using fair value hierarchy
	2012	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$79,927	$79,927	$—	$—
Available-for-sale marketable securities (2)	147,847	147,847	—	—
Common stock warrants (3)	340	—	—	340
Financial liabilities
Contingent earn-out liabilities (4)	22,500	—	—	22,500

	Fair value as of March 31,	Fair value measurement as of March 31, 2012 using fair value hierarchy
	2012	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$60,642	$60,642	$—	$—
Available-for-sale marketable securities (2)	127,444	127,444	—	—
Common stock warrants (3)	450	—	—	450
Financial liabilities
Contingent earn-out liabilities (4)	20,200	—	—	20,200

(1)	Fair value is based on quoted market prices.
(2)	Fair value is determined using quoted market prices of the assets. For further detail, see Note 3, “Marketable securities.”
(3)	The fair value of the common stock warrants as of September 30, 2012 and March 31, 2012 was calculated to be $0.23 per share and $0.24 per share, respectively, using the Black-Scholes-Merton model. The significant assumptions as of September 30, 2012 were as follows: risk-free interest rate of 1.0%; expected term of 6.72 years; expected volatility of 40.93%; dividend yield of 0.0%; weighted average exercise price of $1.00 per share; and a range of warrants to become exercisable of between 1,400,000 and 1,800,000 shares. The significant assumptions as of March 31, 2012 were as follows: risk-free interest rate of 1.1%; expected term of 6.97 years; expected volatility of 41.03%; dividend yield of 0.0%; weighted average exercise price of $1.00 per share; and a range of warrants to become exercisable of between 1,400,000 and 1,800,000 shares.
(4)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.

Common stock warrants

The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. The change in the fair value of the common stock warrants during the three months ended September 30, 2012 was driven primarily by a slight decrease in the estimated performance targets that will be achieved. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$450	$—	$450	$—
Fair value change in common stock warrants (1)	(110)	—	(110)	—

Ending balance	$340	$—	$340	$—

(1)	Amounts were recognized in other income, net on the accompanying consolidated statements of income.

Contingent earn-out liabilities

The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) on December 31, 2009. The additional contingent payments, which have no guaranteed maximum, become due and payable to the former owner of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. As of September 30, 2012, based on current facts and circumstances, the estimated aggregate fair value of this contingent obligation has increased to $18.4 million, which will be paid at various intervals, if earned, over the evaluation periods beginning on the acquisition date and extending through December 31, 2014. The fair value of the Southwind earn-out liability is impacted by changes in estimates regarding expected operating results, changes in the valuation of the Company’s stock price, and an applied discount rate which was 15.0% as of September 30, 2012. As of September 30, 2012, $3.1 million had been earned and paid to the former owners. The final payments will be made in a combination of cash and/or shares of the Company’s common stock.

The Company entered into an earn-out agreement in connection with its acquisition of substantially all the assets of Cielo MedSolutions, LLC (“Cielo”) on February 1, 2011. The additional contingent payments, which will not exceed $7.0 million, become due and payable to the former owner of the Cielo business if certain product development and subscription milestones are met over the evaluation periods beginning at the acquisition date and extending through July 31, 2012. The Company’s fair value estimate of the Cielo earn-out liability, which is payable in cash, was $4.4 million as of the date of acquisition. The estimated aggregate fair value of the remaining contingent obligation for Cielo as of September 30, 2012 was $1.4 million. The fair value of the Cielo earn-out liability is impacted by estimates regarding the level of performance targets to be achieved and a discount rate, which was 14.5% as of September 30, 2012. As of September 30, 2012, $3.0 million has been earned and paid to the former owners.

The Company’s fair value estimate of the PivotHealth earn-out liability, which is payable in cash, was $2.9 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for PivotHealth as of September 30, 2012 was $2.8 million. The fair value of the PivotHealth earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 15.5% as of September 30, 2012. See Note 4, “Acquisitions,” for additional information regarding the PivotHealth acquisition and related earn-out liability.

Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$22,900	$18,700	$20,200	$15,500
Fair value change in Southwind contingent earn-out liability (1)	(100)	2,600	3,700	5,800
Fair value change in Cielo contingent earn-out liability (1)	—	(300)	100	(300)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Fair value change in PivotHealth contingent earn-out liability (1)	100	—	(300)	—
Southwind earn-out payment	(400)	(300)	(1,200)	(300)
Addition of PivotHealth contingent earn-out liability	—	2,900	—	2,900

Ending balance	$22,500	$23,600	$22,500	$23,600

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.

Non-financial assets and liabilities

Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis; that is, such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the six months ended September 30, 2012 and 2011, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Note 11. Stock-based compensation

Information with respect to common stock options granted under the Company’s stock incentive plans during the six months ended September 30, 2012 and 2011 are as follows:

	Six Months Ended September 30,
	2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, April 1	3,812,228	$17.04	5,059,198	$16.30
Granted	347,760	43.83	591,412	24.82
Exercised	(1,036,456)	15.64	(793,924)	16.50
Forfeited	(4,500)	9.26	(36,372)	18.89
Cancellations	—	—	—	—

Outstanding, September 30	3,119,032	$20.51	4,820,314	$17.30

Exercisable, September 30	1,546,512	$17.60

The weighted average fair value of the options granted during the six months ended September 30, 2012 is estimated at $13.32 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 0.7%, an expected life of approximately four years, volatility of 37.26%, and dividend yield of 0% over the expected life of the option.

The following table summarizes the changes in restricted stock units (“RSUs”) granted under the Company’s stock incentive plans during the six months ended September 30, 2012 and 2011:

	Six Months Ended September 30,
	2012		2011
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, April 1	896,640	$20.77	664,218	$17.34
Granted	308,152	$43.96	451,596	$24.39
Forfeited	(2,904)	$22.75	(1,274)	18.67
Vested	(273,444)	$46.19	(146,572)	$25.60

Non-vested, September 30	928,444	$28.67	967,968	$20.79

The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs, for the three and six months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$989	$847	$1,993	$1,690
Member relations and marketing	658	511	1,336	1,012
General and administrative	1,758	1,442	3,582	2,813
Depreciation and amortization	—	—	—	—

Total costs and expenses	3,405	2,800	6,911	5,515

Income from operations	(3,405)	(2,800)	(6,911)	(5,515)

Net income	$(2,101)	$(1,750)	$(4,264)	$(3,447)

Impact on diluted earnings per share	$0.06	$0.05	$0.12	$0.10

There are no stock-based compensation costs capitalized as part of the cost of an asset.

As of September 30, 2012, $31.0 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 1.5 years.

Note 12. Discontinued operations

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$1,464	$—	$3,142
Costs and expenses:
Cost of services	—	1,389	—	2,702
Member relations and marketing	—	28	—	128
Depreciation and amortization	—	—	—	—

Income from discontinued operations before provision for income taxes	—	47	—	312
Provision for income taxes	—	(17)	—	(117)

Net income from discontinued operations, net of provision for income taxes	$—	$30	$—	$195

Note 13. Revolving credit facility

On July 30, 2012, the Company entered into a $150.0 million five-year senior secured revolving credit facility (the “Credit Facility”) under a credit agreement, dated as of July 30, 2012, with the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto. The Company incurred financing fees of $0.8 million in relation to this transaction. Under the Credit Facility, up to $150.0 million principal amount of borrowings and other credit extensions may be outstanding at any time, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. The maximum principal amount available under the credit agreement may be increased by up to an additional $50.0 million in minimum increments of $10.0 million at the Company’s election upon the satisfaction of specified conditions. The credit agreement contains a sublimit for up to $5.0 million principal amount of swing line loans outstanding at any time and a sublimit for the issuance of up to $10.0 million of letters of credit outstanding at any time. The facility loans may be borrowed, repaid and reborrowed from time to time during the term of the facility and will mature and be payable in full on July 30, 2017. Consequently, the amount outstanding under the Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

Amounts borrowed under the Credit Facility generally will bear interest at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.50% based on the Company’s total leverage ratio, or (b) an adjusted LIBO rate plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on the Company’s total leverage ratio. The Company is required to pay a commitment fee on the unutilized portion of the facility at an annual rate of between 0.25% and 0.40% based on the Company’s total leverage ratio.

As of September 30, 2012, there were no amounts outstanding under the Credit Facility and $150.0 million was available for borrowing.

Note 14. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for both the three and six months ended September 30, 2012 and 2011 includes 112,408 contingently issuable shares related to the component of the Southwind earn-out estimated to be settled in stock. For additional information regarding these shares, see Note 10, “Fair value measurements.”

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	34,660	32,596	34,421	32,416
Effect of dilutive outstanding stock-based awards	1,481	1,660	1,621	1,556
Dilutive impact of earn-out liability	112	110	112	110

Diluted weighted average common shares outstanding	36,253	34,366	36,154	34,082

In the three months ended September 30, 2012 and 2011, 0.4 million and 0.3 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the six months ended September 30, 2012 and 2011, 0.4 million and 0.3 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

Note 15. Income taxes

The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for the three or six months ended September 30, 2012 or 2011. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2008.

Note 16. Stockholders’ equity

During the three and six months ended September 30, 2012, the Company repurchased 114,390 and 177,227 shares, respectively, of its common stock at a total cost of approximately $5.0 million and $8.0 million, respectively, pursuant to its share repurchase program. During the three and six months ended September 30, 2011, the Company repurchased 79,208 and 167,280 shares, respectively, of its common stock at a total cost of approximately $2.4 million and $4.7 million, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of September 30, 2012 was 15,442,007 shares at a total cost of $330.9 million. All repurchases to date have been made in the open market and have been retired as of September 30, 2012. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of September 30, 2012, the remaining authorized repurchase amount was $19.1 million.

During the six months ended September 30, 2012, the Company retired 13,442,007 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $68,000, treasury stock of $297.8 million, and retained earnings of $297.7 million. A total of 15,442,007 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.

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

Note 17. Subsequent events

On October 1, 2012, the Company purchased ActiveStrategy Inc., a Philadelphia-based performance improvement technology and consulting firm with unmatched solutions for tracking and augmenting organizational effectiveness, for a purchase price of $15.2 million. The total purchase price consists of an initial payment of $12.9 million and an additional $2.3 million which has been placed into escrow and which will be released if specified indemnity conditions are satisfied.

On October 31, 2012, the Company transferred 112,408 shares of its common stock to the former owners of Southwind to satisfy the component of the Southwind earn-out payable in the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its subsidiaries.

Our fiscal year ends on March 31. Fiscal 2013 is our fiscal year ending on March 31, 2013.

On June 18, 2012, the Company completed a two-for-one split of its outstanding shares of common stock in the form of a stock dividend. Each stockholder of record received one additional share of common stock for each share of common stock owned at the close of business on May 31, 2012. Share numbers and per share amounts presented below for dates before June 18, 2012 have been restated to reflect the impact of the stock split.

This management’s discussion and analysis of financial condition and results of operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2012, or the “2012 Form 10-K,” filed with the Securities and Exchange Commission, or “SEC,” and in our subsequent SEC reports. We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.

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

Our three key areas of focus for fiscal 2013 are to continue to deliver world-class programs that drive significant returns for our members and ensure member loyalty through outstanding value delivery; to make select investments to capture the unique opportunities presented by current health care market conditions, through developing and launching new programs and acquiring products, services, and technologies that improve performance of our members; and to attract, develop, engage, and retain world-class talent across our organization. Success in all of these areas requires very strong execution across our business, and we have an intense focus on setting up each team to manage against and attain high goals in each area of our operations.

Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as quality content on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 25.4% in the six months ended September 30, 2012 over the prior year period. Our contract value increased 19.7% to $435.1 million as of September 30, 2012 from $363.6 million as of September 30, 2011. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.

Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research personnel, in-house faculty, software developers, and consultants; the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; and costs of developing and supporting our web-based content and software tools. Member relations and marketing includes the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives; travel and entertainment expenses; training of personnel; sales and marketing materials; and associated support services. General and administrative expenses include the costs of human resources and recruiting; finance and accounting; management information systems; facilities management; new program development; and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs, and amortization of acquired developed technology. Included in our operating costs for each period presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.

Acquisitions and dispositions that we have completed since April 1, 2011 affect the comparability of our results of operations for the three and six months ended September 30, 2012 and our results of operations for the same periods in our prior fiscal year, although the effect is not material.

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

Results of Operations

The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	51.5%	54.4%	53.7%	54.2%
Member relations and marketing	19.4%	20.2%	18.9%	21.2%
General and administrative	14.1%	13.0%	13.5%	13.2%
Depreciation and amortization	4.0%	3.8%	4.0%	3.8%

Total costs and expenses	89.0%	91.4%	90.1%	92.4%

Operating income	11.0%	8.6%	9.9%	7.6%
Other income, net	0.6%	0.5%	0.6%	0.7%

Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	11.7%	9.0%	10.5%	8.3%
Provision for income taxes	(4.5%)	(3.4%)	(4.0%)	(3.1%)
Equity in loss of unconsolidated entity	(0.5%)	—	(1.3%)	—

Net income from continuing operations	6.7%	5.7%	5.2%	5.2%
Discontinued operations:
Net income from discontinued operations	—	—	—	0.1%

Net income before allocation to noncontrolling interest	6.7%	5.7%	5.2%	5.3%
Net loss attributable to noncontrolling interest	0.1%	—	0.1%	—

Net income attributable to common stockholders	6.8%	5.7%	5.3%	5.3%

Three and six months ended September 30, 2012 compared to the three and six months ended September 30, 2011

Overview. Net income attributable to common stockholders increased to $7.5 million in the three months ended September 30, 2012 from $5.2 million in the three months ended September 30, 2011. The increase in net income was primarily attributable to a 21.1% increase in revenue during the three months ended September 30, 2012, the effect of which was partially offset by increases of $7.2 million in cost of services incurred for new and growing programs, increases of $3.0 million in marketing and member relations due to increased sales teams, increases of $3.7 million in general and administrative expenses related to increases in finance, information technology, and human resources expense incurred to support our growing employee base, increases of $0.9 million in depreciation and amortization, and our net $0.6 million loss from our investment in Evolent Health, Inc., or “Evolent,” which we established in the second quarter of fiscal 2012. Net income increased to $11.3 million in the six months ended September 30, 2012 from $9.1 million in the six months ended September 30, 2011. The increase in net income was primarily attributable to a 25.4% increase in revenue during the six months ended September 30, 2012, the effect of which was partially offset by increases of $22.4 million in cost of services incurred for new and growing programs, increases of $4.2 million in marketing and member relations due to increased sales teams, increases of $6.4 million in general and administrative expenses related to increases in finance, information technology, and human resources expense incurred to support our growing employee base, increases of $2.1 million in depreciation and amortization, and our net $2.7 million loss from our investment in Evolent.

Adjusted Net Income and Adjusted EBITDA. Adjusted net income increased 18.5% to $11.4 million in the three months ended September 30, 2012 from $9.6 million in the three months ended September 30, 2011, and adjusted EBITDA increased 22.6% to $20.8 million in the three months ended September 30, 2012 from $16.9 million in the three months ended September 30, 2011. Adjusted net income increased 25.8% to $22.5 million in the six months ended September 30, 2012 from $17.9 million in the six months ended September 30, 2011, and adjusted EBITDA increased 31.8% to $40.9 million in the six months ended September 30, 2012 from $31.1 million in the six months ended September 30, 2011. The increases in adjusted net income and adjusted EBITDA were due to increased revenue, the effect of which was partially offset by the costs of new and growing programs, increased investment in our general and administrative infrastructure to support our growing employee base, and an increase in the number of new sales teams.

Revenue. Total revenue increased 21.1% to $110.8 million in the three months ended September 30, 2012 from $91.5 million in the three months ended September 30, 2011, while contract value increased 19.7% to $435.1 million as of September 30, 2012 from $363.6 million as of September 30, 2011. Total revenue increased 25.4% to $214.9 million in the six months ended September 30, 2012 from $171.4 million in the six months ended September 30, 2011. The increases in revenue and contract value were primarily attributable to the introduction and expansion of new programs, including our August 1, 2011 acquisition of PivotHealth, LLC, or “PivotHealth,” our cross-selling of existing programs to existing members, and, to a lesser degree, price increases. We offered 54 membership programs as of September 30, 2012 and 51 membership programs as of September 30, 2011.

Cost of services. Cost of services increased to $57.0 million in the three months ended September 30, 2012 from $49.8 million in the three months ended September 30, 2011. Cost of services increased to $115.4 million in the six months ended September 30, 2012 from $92.9 million in the six months ended September 30, 2011. The increases in cost of services for the three and six months ended September 30, 2012 were primarily due to growth and expansion of our Crimson and Southwind programs, including our 2011 acquisition of PivotHealth. Also affecting cost of services were costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. As a percentage of revenue, cost of services was 51.5% and 54.4% for the three months ended September 30, 2012 and 2011, respectively, and 53.7% and 54.2% for the six months ended September 30, 2012 and 2011, respectively. As a percentage of revenue, cost of services decreased in the three and six months ended September 30, 2012 due to the scaling of our fixed cost infrastructure and, to a lesser extent, a decrease in fair value adjustments to our acquisition-related earn-out payments. Cost of services includes fair value adjustments to our acquisition-related earn-out liabilities of $2.3 million in the three months ended September 30, 2011, and $3.5 million and $5.5 million in the six months ended September 30, 2012 and 2011, respectively.

Member relations and marketing. Member relations and marketing expense increased 16.2% to $21.5 million in the three months ended September 30, 2012 from $18.5 million in the three months ended September 30, 2011. As a percentage of revenue, member relations and marketing expense in the three months ended September 30, 2012 and 2011 was 19.4% and 20.2%, respectively. Member relations and marketing expense increased 11.6% to $40.6 million in the six months ended September 30, 2012 from $36.4 million in the six months ended September 30, 2011. As a percentage of revenue, member relations and marketing expense in the six months ended September 30, 2012 and 2011 was 18.9% and 21.2%, respectively. The increases in member relations and marketing expense were primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. During the three months ended September 30, 2012 and 2011, we had an average of 167 and 145 new business development teams, respectively.

General and administrative. General and administrative expense increased to $15.6 million in the three months ended September 30, 2012 from $11.9 million in the three months ended September 30, 2011. As a percentage of revenue, general and administrative expense increased to 14.1% in the three months ended September 30, 2012 from 13.0% in the three months ended September 30, 2011. General and administrative expense increased to $29.1 million in the six months ended September 30, 2012 from $22.7 million in the six months ended September 30, 2011. As a percentage of revenue, general and administrative expense increased slightly to 13.5% in the six months ended September 30, 2012 from 13.2% in the six months ended September 30, 2011. The increases in general and administrative costs for the three and six months ended September 30, 2012 were primarily attributable to increased costs incurred to improve our finance, human resources, information technology, and facility operations infrastructure to support our growing employee base and number of office locations, increased legal and external advisory spending related to our new credit facility and acquisition activity, and an increase in share-based compensation.

Depreciation and amortization. Depreciation and amortization expense increased to $4.4 million, or 4.0% of revenue, in the three months ended September 30, 2012, from $3.5 million, or 3.8% of revenue, in the three months ended September 30, 2011. Depreciation and amortization expense increased to $8.5 million, or 4.0% of revenue, in the six months ended September 30, 2012, from $6.5 million, or 3.8% of revenue, in the six months ended September 30, 2011. The increases in depreciation and amortization were primarily due to increased amortization expense from developed capitalized internal-use software tools, the PivotHealth acquisition in August 2011, and to a lesser extent, depreciation of our newly renovated Austin, Texas office and an expansion floor of our Washington, D.C. headquarters.

Other income, net. Other income, net increased to $0.7 million in the three months ended September 30, 2012 from $0.4 million in the three months ended September 30, 2011. Other income, net consists of interest income, interest expense, foreign exchange rate gains and losses, and losses on investment in common stock warrants. Higher average cash and investment balances contributed to an increase in interest income to $0.9 million in the three months ended September 30, 2012 from $0.6 million in the three months ended September 30, 2011. We recognized foreign exchange gains of $32,000 and foreign exchange losses of $0.1 million during the three months ended September 30, 2012 and 2011, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During the three months ended September 30, 2012, we recognized a $0.1 million loss on our investment in common stock warrants and $0.1 million in interest expense. Other income, net increased to $1.3 million in the six months ended September 30, 2012 from $1.2 million in the six months ended September 30, 2011. Higher average cash and investment balances contributed to an increase in interest income to $1.7 million in the six months ended September 30, 2012 from $1.1 million in the six months ended September 30, 2011. We recognized foreign exchange losses of $0.2 million and foreign exchange gains of $0.2 million during the six months ended September 30, 2012 and 2011, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During the six months ended September 30, 2012, we recognized a $0.1 million loss on our investment in common stock warrants and $0.1 million in interest expense.

Provision for income taxes. Our provision for income taxes was $4.9 million and $3.1 million in the three months ended September 30, 2012 and 2011, respectively. Our provision for income taxes was $8.6 million and $5.3 million in the six months ended September 30, 2012 and 2011, respectively. Our effective tax rate in the three and six months ended September 30, 2012 was 38.3% compared to 37.5% in the three and six months ended September 30, 2011. The increase in our effective tax rate for the three and six months ended September 30, 2012 was primarily due to the effect that higher estimated pre-tax income for fiscal year 2013, compared to our net income for fiscal year 2012, has on our effective rate when compared to the fixed nature of our Washington, D.C. tax credits that we receive under the New E-conomy Transformation Act of 2000. A slight increase in our effective state tax rate due to changes in apportionment factors also contributed to the increase in our effective tax rate.

Equity in loss of unconsolidated entity. Our proportionate share of the losses of Evolent during the three and six months ended September 30, 2012 were $1.7 million and $3.8 million, respectively, which were partially offset by a $1.1 million gain on investment recognized in connection with the dilution of our ownership percentage from 39% to 31% resulting from Evolent’s second round of Series A preferred stock financing completed in July 2012. We did not recognize comparable losses in the prior year periods, as Evolent was formed on August 31, 2011.

Income from discontinued operations, net of tax. On January 20, 2012, we sold substantially all of the assets of our OptiLink business. As a result, the net income generated by OptiLink in the three and six months ended September 30, 2011 has been presented as discontinued operations.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units (“RSUs”) issued under our stock incentive plans for the three and six months ended September 30, 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$989	$847	$1,993	$1,690
Member relations and marketing	658	511	1,336	1,012
General and administrative	1,758	1,442	3,582	2,813

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Depreciation and amortization	—	—	—	—

Total costs and expenses	3,405	2,800	6,911	5,515

Income from operations	(3,405)	(2,800)	(6,911)	(5,515)

Net income	$(2,101)	$(1,750)	$(4,264)	$(3,447)

Impact on diluted earnings per share	$0.06	$0.05	$0.12	$0.10

There are no stock-based compensation costs capitalized as part of the cost of an asset.

As of September 30, 2012, $31.0 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 1.5 years.

Non-GAAP Financial Measures

The tables below present information for the periods indicated about our adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” as net income attributable to common stockholders before provision for income taxes from continuing operations; other income, net, which includes interest income and expense, gains and losses on investment in common stock warrants, and foreign currency losses and gains; depreciation and amortization; equity in loss of unconsolidated entity and related gains or losses associated with the underlying investments; discontinued operations, net of tax; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; and share-based compensation expense. We define “adjusted net income” as net income attributable to common stockholders excluding, net of tax effect, equity in loss of unconsolidated entity and related gains or losses associated with the underlying investments; discontinued operations; gains and losses on investments in common stock warrants; amortization of acquisition-related intangibles; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; and share-based compensation expense. We define “non-GAAP earnings per diluted share” as earnings per diluted share excluding, net of tax effect, equity in loss of unconsolidated entity and related gains or losses associated with the underlying investments; discontinued operations; gains and losses on investments in common stock warrants; amortization of acquisition-related intangibles; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; and share-based compensation expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Presentation” in our 2012 Form 10-K for our reasons for including these financial measures in this report and for a description of material limitations with respect to the usefulness of such measures. A reconciliation of adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share to the most directly comparable GAAP financial measures is provided below (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to common stockholders	$7,481	$5,203	$11,322	$9,074
Equity in loss of unconsolidated entity	592	—	2,716	—
Provision for income taxes from continuing operations	4,944	3,104	8,646	5,327
Discontinued operations, net of tax	—	(30)	—	(195)
Other income, net	(688)	(448)	(1,264)	(1,245)
Depreciation and amortization	4,430	3,503	8,516	6,450
Acquisition and similar transaction charges	599	504	599	648
Fair value adjustments to acquisition-related earn-out liabilities	—	2,300	3,500	5,500
Share-based compensation expense	3,405	2,800	6,911	5,515

Adjusted EBITDA	$20,763	$16,936	$40,946	$31,074

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to common stockholders	$7,481	$5,203	$11,322	$9,074
Equity in loss of unconsolidated entity	592	—	2,716	—
Discontinued operations, net of tax	—	(30)	—	(195)
Amortization of acquisition-related intangibles, net of tax	790	949	1,581	1,699
Acquisition and similar transaction charges, net of tax	370	315	370	405
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	—	1,437	2,160	3,438
Loss on investment in common stock warrants, net of tax	68	—	68	—
Share-based compensation, net of tax	2,101	1,750	4,264	3,447

Adjusted net income	$11,402	$9,624	$22,481	$17,868

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

GAAP earnings per diluted share	$0.21	$0.15	$0.31	$0.27
Equity in loss of unconsolidated entity	0.01	—	0.08	—
Discontinued operations, net of tax	—	—	—	—
Amortization of acquisition-related intangibles, net of tax	0.02	0.03	0.04	0.05
Acquisition and similar transaction charges, net of tax	0.01	0.01	0.01	0.01
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	—	0.04	0.06	0.10
Loss on investment in common stock warrants, net of tax	—	—	—	—
Share-based compensation, net of tax	0.06	0.05	0.12	0.10

Non-GAAP earnings per diluted share	$0.31	$0.28	$0.62	$0.53

Liquidity and Capital Resources

Cash flows generated from operating activities are our primary source of liquidity. We believe that existing cash, cash equivalents, and marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases, during at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $227.8 million and $188.1 million as of September 30, 2012 and March 31, 2012, respectively. We expended $8.0 million and $2.3 million in cash to purchase shares of our common stock through our share repurchase program during the six months ended September 30, 2012 and 2011, respectively. We have no long-term indebtedness.

Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the first quarter of our fiscal year typically provides the lowest quarterly cash flows from operations. Net cash flows provided by operating activities were $42.1 million in the six months ended September 30, 2012, compared to net cash flows provided by operating activities of $37.0 million in the six months ended September 30, 2011. The increase in net cash flows provided by operating activities during the current period was primarily due to an increase in adjusted net income.

Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $37.1 million and $38.9 million in the six months ended September 30, 2012 and 2011, respectively. Investing activities during the six months ended September 30, 2012 consisted of the net purchases of marketable securities of $19.7 million, capital expenditures of $16.3 million, and acquisition-related earn-out payments of $1.2 million. Investing activities during the six months ended September 30, 2011 consisted of $16.8 million used in our acquisition of PivotHealth, our initial capital contribution of $10.0 million to Evolent, and capital expenditures of $14.9 million, the effects of which were partially offset by net proceeds on the redemption and purchases of marketable securities of $2.8 million.

Cash flows from financing activities. We had net cash flows provided by financing activities of $14.3 million and $7.8 million in the six months ended September 30, 2012 and 2011, respectively. Financing activities during the six months ended September 30, 2012 primarily consisted of $16.2 million from the issuance of common stock upon the exercise of stock options and $9.7 million in additional tax benefits related to share-based compensation arrangements, offset in part by the repurchase of shares under our repurchase program. Financing activities during the six months ended September 30, 2011 primarily consisted of $13.1 million from the issuance of common stock upon the exercise of stock options, offset in part by share repurchase activity. We repurchased 155,972 shares at a total cost of approximately $8.0 million and 167,280 shares at a total cost of approximately $4.7 million in the six months ended September 30, 2012 and 2011, respectively, pursuant to our share repurchase program. In the six months ended September 30, 2012 and 2011, we withheld $3.8 million and $1.3 million in shares, respectively, to satisfy the minimum employee tax withholding for certain vested restricted stock units.

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

We are required under the credit agreement to satisfy the following three financial ratios, each of which will be measured for us and our subsidiaries on a consolidated basis as of the end of each fiscal quarter for the period beginning with the quarter ended September 30, 2012 and ending after four consecutive fiscal quarters the end of each such fiscal quarter:

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

Consolidated EBITDA as defined in the credit agreement currently is not computed, and in the future may not be computed, in the same manner in which we define “adjusted EBITDA” from time to time for purposes of reports we file with the SEC and present in our other publicly available financial disclosures.

We were in compliance with these covenants as of September 30, 2012.

Contractual Obligations

Our 2012 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2012. Our December 2009 acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of September 30, 2012, based on current facts and circumstances, we have increased the estimated aggregate fair value of this contingent obligation to $18.4 million, which will be paid at various intervals, if earned, over evaluation periods beginning on the acquisition date and extending through December 31, 2014. As of September 30, 2012, $3.1 million has been earned and paid to the former owners.

Our February 2011 acquisition of substantially all of the assets of Cielo MedSolutions, LLC, or “Cielo” included a contingent obligation to make additional cash payments if certain milestones were met. As of September 30, 2012, based on current facts and circumstances, we have estimated the aggregate fair value of the remaining contingent obligation at $1.4 million, which will be paid at various intervals if certain subscription milestones are met over the evaluation periods. As of September 30, 2012, the portion of the contingent payments relating to the product development milestones had been finalized and a total of approximately $3.0 million had been earned and paid to the former owner of the Cielo business.

Our August 2011 acquisition of PivotHealth included a contingent obligation to make additional cash payments if certain revenue targets were achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. As of September 30, 2012, the estimated aggregate fair value of the contingent obligation for PivotHealth was $2.8 million.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of September 30, 2012, our marketable securities consisted of $118.2 million in tax-exempt notes and bonds issued by various states and $29.7 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of September 30, 2012 was approximately 5.8 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Because of the nature of our investments, we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K, as we believe the effect of interest rate fluctuations would not be material.

Foreign currency risk. Our international operations, which account for approximately 3% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. We recorded foreign currency exchange gains of $32,000 during the three months ended September 30, 2012 and losses of $0.2 million during the six months ended September 30, 2012, which are included in other income, net in our consolidated statements of income. In the three and six months ended September 30, 2011, we recorded foreign currency exchange losses of $0.1 million and gains of $0.2 million, respectively. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial position as of September 30, 2012.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

As discussed in this report, our actual results could differ materially from the results expressed or implied in our forward-looking statements. There have been no material changes in our risk factors from those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, and to $350 million in April 2008. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for our second quarter of fiscal 2013 follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1 to July 31, 2012	—	$—	—	$24,091,298
August 1 to August 31, 2012	66,818	$42.27	66,818	$21,266,640
September 1 to September 30, 2012	47,572	$45.73	47,572	$19,091,319

Total	114,390	$43.71	114,390

As of September 30, 2012, we had repurchased a total of 15,442,007 shares under our repurchase program since the program’s inception.

Item 6. Exhibits.

(a) Exhibits:

3.1	Restated Certificate of Incorporation of The Advisory Board Company.

10.1	Credit Agreement, dated as of July 30, 2012, among the Company, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the other agents party thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

10.2	Guaranty, dated as of July 30, 2012, by Advisory Board Investments, Inc. in favor of the Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

10.3	Pledge and Security Agreement, dated as of July 30, 2012, among the Company, Advisory Board Investments, Inc., and the Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

*101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012, (ii) Unaudited Consolidated Statements of Income for the Three and Six Months Ended September 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2012 and 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: November 9, 2012	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer
(Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of The Advisory Board Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

10.1	Credit Agreement, dated as of July 30, 2012, among the Company, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the other agents party thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

10.2	Guaranty, dated as of July 30, 2012, by Advisory Board Investments, Inc. in favor of the Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

10.3	Pledge and Security Agreement, dated as of July 30, 2012, among the Company, Advisory Board Investments, Inc., and the Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

*101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012, (ii) Unaudited Consolidated Statements of Income for the Three and Six Months Ended September 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2012 and 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.