Form 10-Q
period 2012-12-31
ADVISORY BOARD CO
filed 2013-02-11
CIK 1157377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

or

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

As of February 1, 2013, the registrant had outstanding 35,108,996 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,743	$60,642
Marketable securities, current	16,792	4,823
Membership fees receivable, net	367,880	281,584
Prepaid expenses and other current assets	8,625	6,705
Deferred income taxes, current	8,888	7,255

Total current assets	483,928	361,009
Property and equipment, net	65,344	49,653
Intangible assets, net	33,353	19,384
Goodwill	95,427	74,235
Deferred incentive compensation and other charges	63,263	53,369
Deferred income taxes, net of current portion	3,908	7,655
Investment in unconsolidated entity	4,076	8,662
Other non-current assets	6,390	9,000
Marketable securities, net of current portion	117,980	122,621

Total assets	$873,669	$705,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$396,000	$313,958
Accounts payable and accrued liabilities	61,122	57,529
Accrued incentive compensation	18,646	18,691

Total current liabilities	475,768	390,178
Deferred revenue, net of current portion	112,948	78,498
Other long-term liabilities	18,928	19,865

Total liabilities	607,644	488,541

Redeemable noncontrolling interest	100	—
The Advisory Board Company’s stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 35,087,845 and 46,994,560 shares issued as of December 31, 2012 and March 31, 2012, respectively, and 35,087,845 and 33,729,780 shares outstanding as of December 31, 2012 and March 31, 2012, respectively	351	235
Additional paid-in capital	360,943	315,648
Retained (deficit) earnings	(97,208)	189,742
Accumulated elements of other comprehensive income	1,947	1,206
Treasury stock, at cost, 0 and 13,264,780 shares as of December 31, 2012 and March 31, 2012, respectively	—	(289,784)

Total stockholders’ equity controlling interest	266,033	217,047
Equity attributable to noncontrolling interests	(108)	—

Total stockholders’ equity	266,025	217,047

Total liabilities and stockholders’ equity	$873,669	$705,588

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue	$116,231	$98,458	$331,131	$269,862
Costs and expenses:
Cost of services, excluding depreciation and amortization	63,123	51,501	178,478	144,415
Member relations and marketing	21,826	18,400	62,431	54,770
General and administrative	16,567	12,385	45,678	35,094
Depreciation and amortization	5,223	3,662	13,739	10,112

Operating income	9,492	12,510	30,805	25,471
Other income, net	738	1,625	2,002	2,870

Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	10,230	14,135	32,807	28,341
Provision for income taxes	(3,918)	(5,612)	(12,565)	(10,939)
Equity in loss of unconsolidated entity	(1,870)	(609)	(4,586)	(609)

Net income from continuing operations	4,442	7,914	15,656	16,793
Discontinued operations:
Net income from discontinued operations	—	138	—	333

Net income before allocation to noncontrolling interest	4,442	8,052	15,656	17,126
Net loss attributable to noncontrolling interest	—	—	108	—

Net income attributable to common stockholders	$4,442	$8,052	$15,764	$17,126

Earnings per share—basic:
Net income from continuing operations attributable to common stockholders	$0.13	$0.24	$0.46	$0.52
Net loss from discontinued operations attributable to common stockholders	$—	$0.00	$—	$0.01

Net income attributable to common stockholders per share—basic	$0.13	$0.24	$0.46	$0.53

Earnings per share—diluted:
Net income from continuing operations attributable to common stockholders	$0.12	$0.23	$0.44	$0.49
Net loss from discontinued operations attributable to common stockholders	$—	$0.00	$—	$0.01

Net income attributable to common stockholders per share—diluted	$0.12	$0.23	$0.44	$0.50

Weighted average number of shares outstanding:
Basic	34,949	32,952	34,597	32,596
Diluted	36,385	34,938	36,231	34,368

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income attributable to common stockholders	$4,442	$8,052	$15,764	$17,126
Other comprehensive income:
Net unrealized gains on marketable securities, net of tax	(366)	556	741	2,232

Comprehensive income	$4,076	$8,608	$16,505	$19,358

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income before allocation to noncontrolling interest	$15,656	$17,126
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	13,739	10,660
Deferred income taxes	(1,335)	(1,914)
Excess tax benefits from stock-based awards	(11,755)	(2,796)
Stock-based compensation expense	10,383	8,462
Amortization of marketable securities premiums	1,472	850
Loss (gain) on investment in common stock warrants	110	(1,100)
Equity in loss of unconsolidated entity	4,586	609
Changes in operating assets and liabilities:
Membership fees receivable	(84,582)	(85,777)
Prepaid expenses and other current assets	(1,772)	1,262
Deferred incentive compensation and other charges	(9,894)	(8,404)
Deferred revenues	115,486	105,312
Accounts payable and accrued liabilities	27,543	13,228
Acquisition-related earn-out payments	(3,011)	—
Accrued incentive compensation	(45)	3,250
Other long-term liabilities	(3,437)	6,425

Net cash provided by operating activities	73,144	67,193

Cash flows from investing activities:
Purchases of property and equipment	(25,379)	(22,650)
Capitalized external use software development costs	(2,555)	(2,010)
Cash paid for acquisitions, net of cash acquired	(31,887)	(16,829)
Investment in unconsolidated entity	—	(10,000)
Redemptions of marketable securities	35,220	16,000
Purchases of marketable securities	(42,889)	(31,748)

Net cash used in investing activities	(67,490)	(67,237)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	21,580	22,980
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(3,844)	(1,266)
Proceeds from issuance of common stock under employee stock purchase plan	255	162
Excess tax benefits from stock-based awards	11,755	2,796
Contributions from noncontrolling interest	100	—
Acquisition-related earn-out payments	(1,400)	—
Purchases of treasury stock	(12,999)	(6,580)

Net cash provided by financing activities	15,447	18,092

Net increase in cash and cash equivalents	21,101	18,048
Cash and cash equivalents, beginning of period	60,642	30,378

Cash and cash equivalents, end of period	$81,743	$48,426

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 and the Company’s quarterly report on Form 10-Q for subsequent quarters. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2012 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and nine months ended December 31, 2012 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2013, or any other period.

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

Reclassification

On April 1, 2012, the Company began including amortization expense for intangible assets in depreciation and amortization rather than in cost of services on its consolidated statements of income. Amounts reported for prior years have been reclassified to conform to the current period’s presentation. As a result of this reclassification, amortization expense for intangible assets of $1.6 million and $4.0 million for the three and nine months ended December 31, 2012, respectively, and $1.4 million and $3.8 million for the three and nine months ended December 31, 2011, respectively, is included in depreciation and amortization on the accompanying consolidated statements of income.

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

Recently adopted

In October 2012, the FASB issued a Technical Corrections and Improvements update which relates to various topics throughout the Codification and provides technical corrections, clarification, and limited-scope improvements. This guidance was effective upon issuance of the update, with the exception of sections that include transition guidance, which become effective for fiscal periods beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance was amended in December 2011 to defer the requirements that companies present reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company adopted these requirements on April 1, 2012 and has presented consolidated net income and consolidated comprehensive income in two separate, but consecutive, statements. While the adoption of this guidance impacted the Company’s disclosures, it did not have an impact on the Company’s financial position or results of operations.

Note 3. Marketable securities

The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 2012
	Fair market value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$20,632	$20,508	$124	$—
Tax exempt obligations of states	114,140	111,310	3,104	274

	$134,772	$131,818	$3,228	$274

	As of March 31, 2012
	Fair market value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$33,472	$33,543	$130	$201
Tax exempt obligations of states	93,972	92,028	2,667	723

	$127,444	$125,571	$2,797	$924

The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2012
	Fair market value	Amortized cost
Matures in less than 1 year	$16,792	$16,468
Matures after 1 year through 5 years	34,782	33,687
Matures after 5 years through 20 years	83,198	81,663

	$134,772	$131,818

Other than redemptions upon maturity or calls, there were no sales of marketable securities during the three or nine months ended December 31, 2012 or 2011. The weighted average maturity on all marketable securities held by the Company as of December 31, 2012 was approximately 5.7 years. Pre-tax net unrealized gains on the Company’s investments of $3.0 million as indicated above were caused by the continued decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $324,000 is related to investments that mature before December 31, 2013. The Company purchased certain of its investments at a premium or discount to their relative fair values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2012. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income on the accompanying consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.

Note 4. Acquisitions

ActiveStrategy

On October 1, 2012, the Company acquired for cash all of the issued and outstanding capital stock of ActiveStrategy, Inc. (“ActiveStrategy”), a Philadelphia-based performance improvement technology and consulting firm with innovative solutions for tracking and augmenting organizational effectiveness, for a total purchase price of $14.9 million, net of cash acquired. The total purchase price consists of an initial payment of $12.6 million and an additional $2.3 million that has been placed into escrow and will be released if specified indemnity conditions are satisfied.

The total purchase price was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of October 1, 2012. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $1.5 million was allocated to net acquired tangible assets, which consist of accounts receivable of $1.3 million, deferred tax assets, net of $0.9 million, and other current assets of $0.3 million, netted by $1.0 million of acquired deferred revenues. Of the total estimated purchase price, $5.5 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $3.0 million, customer relationship and employee related intangibles of $1.0 million, and trademarks of $1.5 million. The acquired intangible assets have estimated lives ranging from four years to eleven years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.2 years. Approximately $7.9 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling ActiveStrategy’s offerings across the Company’s large membership base. The Company is in the process of finalizing the valuation of certain intangible assets. In addition, the amount recognized for deferred tax liabilities may be impacted by the determination of these items.

The financial results of ActiveStrategy are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

360Fresh

On November 15, 2012, the Company acquired for cash all of the issued and outstanding capital stock of 360Fresh, Inc. (“360Fresh”), a provider of clinical data analytics. The transaction enhances the Company’s existing suite of physician performance management solutions through the addition of unique technology that transforms the data from medical records into actionable insights to improve patient quality, reduce costs, and enhance productivity for health systems. The total purchase price, net of cash acquired, of $19.5 million consisted of an initial payment of $13.6 million of cash, the fair value of estimated additional contingent cash payments of $2.5 million, and an additional $3.4 million placed into escrow, which will be released if specified indemnity conditions are satisfied. The contingent cash payments, which may not exceed $8 million and have no guaranteed minimum, will become due and payable to the former stockholders of 360Fresh if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through August 15, 2014.

The total purchase price was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of November 15, 2012. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $0.4 million was allocated to acquired accounts receivable and $4.1 million was allocated to assumed liabilities, which consist of $4.0 million of deferred tax liabilities and $0.1 million of acquired deferred revenue. Of the total estimated purchase price, $9.9 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $9.8 million, and employee related intangibles of $0.1 million. The acquired technology and employee related intangibles have estimated lives ranging from four years to seven years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.0 years. Approximately $13.3 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling 360Fresh’s offerings across the Company’s large membership base. The Company is in the process of finalizing the valuation of certain intangible assets. In addition, the amount recognized for deferred tax liabilities may be impacted by the determination of these items.

The financial results of 360Fresh are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

PivotHealth

On August 1, 2011, the Company acquired for cash substantially all the assets of PivotHealth, LLC (“PivotHealth”), a leading physician practice management firm. The Company acquired PivotHealth to supplement its existing physician practice management capabilities and provide new growth opportunities with the addition of PivotHealth’s expertise in long-term physician practice management. The total purchase price, net of cash acquired, of $19.8 million consisted of an initial payment of $15.0 million of cash; the fair value of estimated additional, contingent cash payments of $2.9 million; and an additional $1.9 million placed into escrow, which was released on August 1, 2012. The contingent cash payments, which have no guaranteed minimum or maximum, will become due and payable to the former owner of the PivotHealth business if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. A $0.4 million downward adjustment was made to the fair value of the liabilities for such contingent cash payments during the three months ended June 30, 2012. A $0.1 million upward adjustment was made to the fair value of the liabilities for such contingent cash payments during the three months ended September 30, 2012. A $0.1 million upward adjustment was made to the fair value of the liabilities for such contingent cash payments during the three months ended December 31, 2012. These adjustments were recorded in cost of services on the accompanying consolidated statements of income. See Note 10, “Fair value measurements,” for additional information.

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

Note 5. Investment in unconsolidated entity

On August 31, 2011, the Company entered into an agreement with UPMC to establish Evolent Health, Inc. (“Evolent”) for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% and the right to appoint one person to Evolent’s board of directors. In addition, a member of the Company’s Board of Directors serves as the chief executive officer of Evolent. The Company exercises significant influence over Evolent, but does not control Evolent and is not the primary beneficiary of Evolent’s activities. The Company’s investment in Evolent is accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of income. As of December 31, 2012, the Company’s equity interest in Evolent was 31%. The decrease from the initial equity interest is due to the issuance of equity to Evolent employees pursuant to their equity incentive plan, as well as an additional equity investment from certain early customers in July 2012. As a result of this dilution, the Company recognized a $0 and $1.1 million gain on its investment which is included in equity in loss of unconsolidated entity on the accompanying consolidated statements of income for the three and nine months ended December 31, 2012. The Company’s proportionate share of the losses of Evolent during the three and nine months ended December 31, 2012 was $1.9 million and $5.7 million, respectively. Evolent is in the early stages of its business plan and, as a result, the Company expects Evolent to incur losses and require additional funding in the future. The Company’s investment in Evolent will be evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2012.

The following is a summary of the financial position of Evolent, as of the dates presented (in thousands):

	As of
	December 31, 2012	March 31, 2012
	(unaudited)
Assets:
Cash	$5,252	$14,807
Other current assets	4,640	821
Intangible assets, net	2,165	2,755
Other non-current assets	4,388	1,152

Total assets	$16,445	$19,535

Liabilities and Members’ Equity:
Deferred revenue	$4,610	$200
Accounts payable and accrued liabilities	6,254	669
Long-term liabilities	6	359
Member’s equity	5,575	18,307

Total liabilities and member’s equity	$16,445	$19,535

The following is a summary of the operating results of Evolent for the periods presented (in thousands) (unaudited):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue	$5,362	$535	$7,624	$535
Operating expenses	(11,230)	(1,917)	(23,885)	(1,917)
Depreciation and amortization	(200)	(2)	(682)	(2)
Interest, net	5	—	12	—

Net loss	$(6,063)	$(1,384)	$(16,931)	$(1,384)

Note 6. Other non-current assets

In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. A $0.1 million downward adjustment was made to the fair value of the warrants during the nine months ended December 31, 2012. The warrants are recorded at their fair value, which was $340,000 as of December 31, 2012 and $450,000 as of March 31, 2012, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the warrants is recorded in other income, net on the accompanying consolidated statements of income. For additional information regarding the fair value of these warrants, see Note 10, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of December 31, 2012 of $5.0 million is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of December 31, 2012, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2012 or 2011.

Note 7. Noncontrolling interests

On July 5, 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity is governed by a services agreement and other documents that provide the entity’s owners the conditional right to require the Company to purchase their ownership interests (“Put Option”) at any time after certain conditions have been satisfied through December 31, 2014. As of December 31, 2012, these conditions had not been satisfied. These agreements also provide the Company a conditional right to require the entity’s owners to sell their ownership interests to the Company (“Call Option”) at any time between July 5, 2013 and December 31, 2014. The equity interest in this entity is classified as a redeemable noncontrolling interest, which is presented outside of permanent equity as the redemption is not solely within the Company’s control. The redeemable noncontrolling interest is recorded at its initial fair value of $0.1 million and has not been subsequently adjusted, as management’s current judgment is that it is not probable that the Put Option will become exercisable prior to its expiration due to uncertainty in the achievement of certain performance conditions outlined in the agreement. If the Put Option were to become exercisable in the future, the estimated maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be approximately $7.5 million, which would be recorded as a reduction to net income available to common stockholders.

The Company has determined that this entity meets the definition of a variable interest entity over which it has significant influence and, as a result, has consolidated the results of this entity into its consolidated financial statements. Noncontrolling interests represent the entity’s owners’ claims on consolidated investments where the Company owns less than a 100% interest. As of December 31, 2012, the Company has a 0% ownership interest in this entity. The Company records these interests at their initial fair value, adjusting the basis prospectively for the noncontrolling holders’ share of the respective consolidated investments’ results of operations and applicable changes in ownership.

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

The amount of depreciation expense recognized on plant, property, and equipment during the three and nine months ended December 31, 2012 was approximately $3.6 million and $9.8 million, respectively. The amount of depreciation expense recognized on plant, property, and equipment during the three and nine months ended December 31, 2011 was approximately $2.2 million and $6.3 million, respectively.

Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of December 31, 2012 and March 31, 2012, the carrying value of internally developed capitalized software was $26.0 million and $15.0 million, respectively. Property and equipment consists of the following (in thousands):

	As of
	December 31, 2012	March 31, 2012
Leasehold improvements	$26,003	$23,692
Furniture, fixtures, and equipment	34,886	26,529
Software	57,988	43,211

Property and equipment, gross	118,877	93,432
Accumulated depreciation and amortization	(53,533)	(43,779)

Property and equipment, net	$65,344	$49,653

The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the nine months ended December 31, 2012 or 2011.

Note 9. Goodwill and intangibles

Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2012 or 2011. There was no impairment of goodwill recorded in the nine months ended December 31, 2012 or 2011.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to ten years. As of December 31, 2012, the weighted average remaining useful life of acquired intangibles was approximately 5.7 years. As of December 31, 2012, the weighted average remaining useful life of internally developed intangibles was approximately 4.0 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of December 31, 2012			As of March 31, 2012
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$5,601	$(826)	$4,775	$3,048	$(380)	$2,668
Acquired intangibles:
Developed software	6.1	19,250	(3,854)	15,396	6,450	(2,567)	3,883
Customer relationships	7.3	12,700	(4,257)	8,443	11,900	(2,914)	8,986
Trademarks	6.3	4,200	(1,978)	2,222	2,700	(1,625)	1,075
Non-compete agreements	4.3	1,400	(566)	834	1,100	(393)	707
Customer contracts	4.9	5,199	(3,516)	1,683	5,199	(3,134)	2,065

Total other intangibles		$48,350	$(14,997)	$33,353	$30,397	$(11,013)	$19,384

Amortization expense for intangible assets for the three and nine months ended December 31, 2012, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.6 million and $4.0 million, respectively. Amortization expense for intangible assets for the three and nine months ended December 31, 2011, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.4 million and $3.8 million, respectively. The following approximates the anticipated aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of income for the remaining three months of the fiscal year ending March 31, 2013 and for each of the fiscal years ending March 31, 2014 through 2017: $1.8 million; $7.1 million; $6.9 million; $4.1 million; and $3.6 million, respectively; and $7.8 million thereafter.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine months ended December 31, 2012 or 2011.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of December 31,	Fair value measurement as of December 31, 2012 using fair value hierarchy
	2012	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$81,743	$81,743	$—	$—
Available-for-sale marketable securities (2)	134,772	134,772	—	—
Common stock warrants (3)	340	—	—	340
Financial liabilities
Contingent earn-out liabilities (4)	14,800	—	—	14,800

	Fair value as of March 31,	Fair value measurement as of March 31, 2012 using fair value hierarchy
	2012	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$60,642	$60,642	$—	$—
Available-for-sale marketable securities (2)	127,444	127,444	—	—
Common stock warrants (3)	450	—	—	450
Financial liabilities
Contingent earn-out liabilities (4)	20,200	—	—	20,200

(1)	Fair value is based on quoted market prices.
(2)	Fair value is determined using quoted market prices of the assets. For further detail, see Note 3, “Marketable securities.”
(3)	The fair value of the common stock warrants as of December 31, 2012 and March 31, 2012 was calculated to be $0.21 per share and $0.24 per share, respectively, using the Black-Scholes-Merton model. The significant assumptions as of December 31, 2012 were as follows: risk-free interest rate of 1.2%; expected term of 6.45 years; expected volatility of 39.92%; dividend yield of 0.0%; weighted average exercise price of $0.69 per share; and a range of warrants to become exercisable of between 1,400,000 and 1,500,000 shares. The significant assumptions as of March 31, 2012 were as follows: risk-free interest rate of 1.1%; expected term of 6.97 years; expected volatility of 41.03%; dividend yield of 0.0%; weighted average exercise price of $0.71 per share; and a range of warrants to become exercisable of between 1,400,000 and 1,800,000 shares.
(4)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.

Common stock warrants

The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. The change in the fair value of the common stock warrants during the nine months ended December 31, 2012 was driven primarily by a slight decrease in the estimated performance targets that will be achieved. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Beginning balance	$340	$—	$450	$—
Fair value change in common stock warrants (1)	—	—	(110)	—

Ending balance	$340	$—	$340	$—

(1)	Amounts were recognized in other income, net on the accompanying consolidated statements of income.

Contingent earn-out liabilities

The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) on December 31, 2009. The additional contingent payments, which have no guaranteed maximum, become due and payable to the former owner of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. The fair value of the Southwind earn-out liability is impacted by changes in estimates regarding expected operating results, changes in the valuation of the Company’s stock price, and an applied discount rate, which was 15.0% as of December 31, 2012. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. On October 31, 2012, the Company transferred 112,408 shares of its common stock to the former owners of Southwind to satisfy the component of the contingent obligation payable in the Company’s common stock, which reduced the related earn-out liability by $5.4 million. As of December 31, 2012, $7.1 million had been earned and paid in cash to the former owners of the Southwind business. As of December 31, 2012, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $9.4 million, which will be paid at various intervals, if earned, over the evaluation periods which extend through December 31, 2014.

The Company entered into an earn-out agreement in connection with its acquisition of substantially all the assets of Cielo MedSolutions, LLC (“Cielo”) on February 1, 2011. The additional contingent payments, which were not to exceed $7.0 million, were to become due and payable to the former owner of the Cielo business if certain product development and subscription milestones were met over the evaluation periods beginning at the acquisition date and extending through 2012. The Company’s fair value estimate of the Cielo earn-out liability, which was payable in cash, was $4.4 million as of the date of acquisition and was increased to $4.7 million during the three months ended December 31, 2012. As of December 31, 2012, $4.7 million was earned and paid to the former owner. The estimated aggregate fair value of the remaining contingent obligation for Cielo as of December 31, 2012 was zero.

The Company’s fair value estimate of the PivotHealth earn-out liability, which is payable in cash, was $2.9 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for PivotHealth as of December 31, 2012 was $2.9 million. The fair value of the PivotHealth earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 15.0% as of December 31, 2012. See Note 4, “Acquisitions,” for additional information regarding the PivotHealth acquisition and related earn-out liability.

The Company’s fair value estimate of the 360Fresh earn-out liability, which is payable in cash, was $2.5 million as of the date of acquisition. The fair value of the 360Fresh earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 20.0% as of December 31, 2012. See Note 4, “Acquisitions,” for additional information regarding the 360Fresh acquisition and related earn-out liability.

Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Beginning balance	$22,500	$23,600	$20,200	$15,500
Fair value change in Southwind contingent earn-out liability (1)	500	3,800	4,300	9,600
Fair value change in Cielo contingent earn-out liability (1)	300	—	400	(300)
Fair value change in PivotHealth contingent earn-out liability (1)	100	—	(300)	—
Final adjustment to Concuity contingent earn-out liability (1)	—	(4,000)	—	(4,000)
Southwind earn-out payment	(9,400)	—	(10,600)	(300)
Cielo earn-out payment	(1,700)	—	(1,700)	—
Addition of PivotHealth contingent earn-out liability	—	—	—	2,900
Addition of 360Fresh contingent earn-out liability	2,500	—	2,500	—

Ending balance	$14,800	$23,400	$14,800	$23,400

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.

Non-financial assets and liabilities

Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis; that is, such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the nine months ended December 31, 2012 and 2011, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Note 11. Stock-based compensation

Information with respect to common stock options granted under the Company’s stock incentive plans during the nine months ended December 31, 2012 and 2011 are as follows:

	Nine Months Ended December 31,
	2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, April 1	3,812,228	$17.04	5,059,198	$16.30
Granted	361,844	44.00	601,412	24.97
Exercised	(1,342,510)	16.08	(1,329,718)	17.29
Forfeited	(4,500)	9.26	(63,872)	19.67
Cancellations	—	—	—	—

Outstanding, December 31	2,827,062	$20.96	4,267,020	$17.17

Exercisable, December 31	1,270,458	$17.61

The weighted average fair value of the options granted during the nine months ended December 31, 2012 is estimated at $13.33 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 0.7%, an expected life of approximately four years, volatility of 37.23%, and dividend yield of 0% over the expected life of the option.

The following table summarizes the changes in restricted stock units (“RSUs”) granted under the Company’s stock incentive plans during the nine months ended December 31, 2012 and 2011:

	Nine Months Ended December 31,
	2012		2011
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, April 1	896,640	$20.77	664,218	$17.34
Granted	340,756	44.34	454,084	24.46
Forfeited	(2,904)	22.75	(1,274)	18.67
Vested	(273,444)	46.19	(146,572)	25.60

Non-vested, December 31	961,048	$29.40	970,456	$20.83

The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs, for the three and nine months ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,009	$884	$3,002	$2,574
Member relations and marketing	656	553	1,992	1,565
General and administrative	1,806	1,510	5,388	4,323
Depreciation and amortization	—	—	—	—

Total costs and expenses	3,471	2,947	10,382	8,462

Income from operations	(3,471)	(2,947)	(10,382)	(8,462)

Net income	$(2,142)	$(1,777)	$(6,406)	$(5,224)

Impact on diluted earnings per share	$0.06	$0.05	$0.18	$0.15

There are no stock-based compensation costs capitalized as part of the cost of an asset.

As of December 31, 2012, $29.1 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 1.5 years.

Note 12. Discontinued operations

On January 20, 2012, the Company sold its OptiLink business to Kronos Incorporated (“Kronos”) for $8.9 million in cash, net of selling costs. The OptiLink business, which was headquartered in a suburb of Portland, Oregon, employed approximately 35 employees who transferred to Kronos. The components of discontinued operations included in the consolidated statements of income consisted of (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue	$—	$1,585	$—	$4,727
Costs and expenses:
Cost of services	—	1,309	—	4,011
Member relations and marketing	—	48	—	176
Depreciation and amortization	—	—	—	—

Income from discontinued operations before provision for income taxes	—	228	—	540
Provision for income taxes	—	(90)	—	(207)

Net income from discontinued operations, net of provision for income taxes	$—	$138	$—	$333

Note 13. Revolving credit facility

On July 30, 2012, the Company entered into a $150.0 million five-year senior secured revolving credit facility (the “Credit Facility”) under a credit agreement, dated as of July 30, 2012, with the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto. The Company incurred financing fees of $0.8 million in relation to this transaction. Under the Credit Facility, up to $150.0 million principal amount of borrowings and other credit extensions may be outstanding at any time, subject to compliance with specified financial ratios and the satisfaction of other customary conditions to borrowing. The maximum principal amount available under the credit agreement may be increased by up to an additional $50.0 million in minimum increments of $10.0 million at the Company’s election upon the satisfaction of specified conditions. The credit agreement contains a sublimit for up to $5.0 million principal amount of swing line loans outstanding at any time and a sublimit for the issuance of up to $10.0 million of letters of credit outstanding at any time. The facility loans may be borrowed, repaid and reborrowed from time to time during the term of the facility and will mature and be payable in full on July 30, 2017. Consequently, the amount outstanding under the Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

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

As of December 31, 2012, there were no amounts outstanding under the Credit Facility and $150.0 million was available for borrowing.

Note 14. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for the three and nine months ended December 31, 2012 and the three and nine months ended December 31, 2011 includes contingently issuable shares related to the component of the Southwind earn-out settled in stock. For additional information regarding these shares, see Note 10, “Fair value measurements.”

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	34,949	32,952	34,597	32,596
Effect of dilutive outstanding stock-based awards	1,399	1,876	1,547	1,662
Dilutive impact of earn-out liability	37	110	87	110

Diluted weighted average common shares outstanding	36,385	34,938	36,231	34,368

In the three months ended December 31, 2012 and 2011, 0.4 million and 86,000 shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the nine months ended December 31, 2012 and 2011, 0.4 million and 0.4 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

Note 15. Income taxes

The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for the three or nine months ended December 31, 2012 or 2011. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2008.

Note 16. Stockholders’ equity

During the three and nine months ended December 31, 2012, the Company repurchased 109,654 and 286,881 shares, respectively, of its common stock at a total cost of approximately $5.0 million and $13.0 million, respectively, pursuant to its share repurchase program. During the three and nine months ended December 31, 2011, the Company repurchased 56,158 and 223,438 shares, respectively, of its common stock at a total cost of approximately $1.9 million and $6.6 million, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of December 31, 2012 was 15,551,661 shares at a total cost of $335.9 million. All repurchases to date have been made in the open market and have been retired as of December 31, 2012. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of December 31, 2012, the remaining authorized repurchase amount was $14.1 million.

During the nine months ended December 31, 2012, the Company retired 13,551,661 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $69,000, treasury stock of $302.8 million, and retained earnings of $302.7 million. A total of 15,551,661 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.

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

Note 17. Subsequent events

On January 7, 2013, the Company purchased a convertible term note from Evolent in the aggregate principal amount of approximately $3.5 million. The note bears interest at a rate of 8% per year, with such interest accruing on a daily basis and compounded annually. All outstanding principal and interest is due from Evolent on or before July 7, 2014 unless converted into equity securities of Evolent prior to such date.

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

Executive Overview

We provide best practices research and analysis, business intelligence and software tools, and management and advisory services through discrete programs to approximately 3,700 organizations, including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other educational institutions. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.

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

Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as quality content on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 22.7% in the nine months ended December 31, 2012 over the prior year period. Our contract value increased 18.2% to $450.0 million as of December 31, 2012 from $380.7 million as of December 31, 2011. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.

Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research personnel, in-house faculty, software developers, and consultants; the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; and costs of developing and supporting our web-based content and software tools. Member relations and marketing includes the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives; travel and entertainment expenses; training of personnel; sales and marketing materials; and associated support services. General and administrative expenses include the costs of human resources and recruiting; finance and accounting; management information systems; facilities management; new program development; and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment; amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs; and amortization of acquired developed technology. Included in our operating costs for each period presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.

Critical Accounting Policies

Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, or “GAAP,” require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. In our 2012 Form 10-K, we have discussed those material accounting policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our fiscal year ended March 31, 2012.

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

Results of Operations

The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	54.3%	52.3%	53.9%	53.5%
Member relations and marketing	18.8%	18.7%	18.9%	20.3%
General and administrative	14.3%	12.6%	13.8%	13.0%
Depreciation and amortization	4.4%	3.7%	4.1%	3.8%

Total costs and expenses	91.8%	87.3%	90.7%	90.6%

Operating income	8.2%	12.7%	9.3%	9.4%
Other income, net	0.6%	1.7%	0.6%	1.1%

Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	8.8%	14.4%	9.9%	10.5%
Provision for income taxes	(3.4%)	(5.7%)	(3.7%)	(4.1%)
Equity in loss of unconsolidated entity	(1.6%)	(0.6%)	(1.4%)	(0.2%)

Net income from continuing operations	3.8%	8.1%	4.8%	6.2%
Discontinued operations:
Net income from discontinued operations	—	0.1%	—	0.1%

Net income before allocation to noncontrolling interest	3.8%	8.2%	4.8%	6.3%
Net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to common stockholders	3.8%	8.2%	4.8%	6.3%

Three and nine months ended December 31, 2012 compared to the three and nine months ended December 31, 2011

Overview. Net income attributable to common stockholders decreased to $4.4 million in the three months ended December 31, 2012 from $8.1 million in the three months ended December 31, 2011. The decrease in net income was primarily attributable to increases of $11.6 million in cost of services incurred for new and growing programs, including our 2011 acquisition of PivotHealth, LLC, or “PivotHealth,” as well as our 2012 acquisitions of ActiveStrategy, Inc., or “ActiveStrategy,” and 360Fresh, Inc., or “360Fresh,” increases of $3.4 million in marketing and member relations due to an increase in sales teams to 175, and increases of $4.2 million in general and administrative expenses related to increases in finance, information technology, and human resources expense incurred to support our growing employee base. Also attributing to the decrease in net income was an increase of $1.5 million in depreciation and amortization, an increase in our loss from our investment in Evolent Health, Inc., or “Evolent,” during the quarter of $1.3 million, and a $1.1 million gain on our investment in common stock warrants incurred during the three months ended December 31, 2011, the effect of which was partially offset by a 18.1% increase in revenue during the three months ended December 31, 2012. Net income decreased to $15.8 million in the nine months ended December 31, 2012 from $17.1 million in the nine months ended December 31, 2011. The decrease in net income was primarily attributable to increases of $34.1 million in cost of services incurred for new and growing programs, including our 2011 acquisition of PivotHealth, increases of $7.6 million in marketing and member relations due to an increase in sales teams to 175, and increases of $10.6 million in general and administrative expenses related to increases in finance, information technology, and human resources expense incurred to support our growing employee base and increased legal and external advisory spending related to our new credit facility and acquisition activity. Also attributing to the decrease in net income was an increase of $3.6 million in depreciation and amortization, an increase in our loss from our investment in Evolent during the quarter of $4.0 million, and a $1.1 million gain on our investment in common stock warrants incurred during the nine months ended December 31, 2011, the effect of which was partially offset by a 22.7% increase in revenue during the three months ended December 31, 2012.

Adjusted Net Income and Adjusted EBITDA. Adjusted net income was $10.2 million in the three months ended December 31, 2012 compared to $10.5 million in the three months ended December 31, 2011, and adjusted EBITDA increased to $19.3 million in the three months ended December 31, 2012 from $18.9 million in the three months ended December 31, 2011. Adjusted net income increased 15.3% to $32.7 million in the nine months ended December 31, 2012 from $28.3 million in the nine months ended December 31, 2011, and adjusted EBITDA increased 20.5% to $60.2 million in the nine months ended December 31, 2012 from $50.0 million in the nine months ended December 31, 2011. The increases in adjusted net income and adjusted EBITDA were due to increased revenue, the effect of which was partially offset by the costs of new and growing programs, increased investment in our general and administrative infrastructure to support our growing employee base, and an increase in the number of new sales teams.

Revenue. Total revenue increased 18.1% to $116.2 million in the three months ended December 31, 2012 from $98.5 million in the three months ended December 31, 2011, while contract value increased 18.2% to $450.0 million as of December 31, 2012 from $380.7 million as of December 31, 2011. Total revenue increased 22.7% to $331.1 million in the nine months ended December 31, 2012 from $269.9 million in the nine months ended December 31, 2011. The increases in revenue and contract value were primarily attributable to the introduction and expansion of new programs, including our August 1, 2011 acquisition of PivotHealth and our October 1, 2012 acquisition of ActiveStrategy, our cross-selling of existing programs to existing members, and, to a lesser degree, price increases. We offered 56 membership programs as of December 31, 2012 and 52 membership programs as of December 31, 2011.

Cost of services. Cost of services increased to $63.1 million in the three months ended December 31, 2012 from $51.5 million in the three months ended December 31, 2011. Cost of services increased to $178.5 million in the nine months ended December 31, 2012 from $144.4 million in the nine months ended December 31, 2011. The increases in cost of services for the three and nine months ended December 31, 2012 were primarily due to growth and expansion of our Crimson and Southwind programs, including our 2011 acquisition of PivotHealth, as well as our 2012 acquisitions of ActiveStrategy and 360Fresh. Also affecting cost of services were costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. As a percentage of revenue, cost of services was 54.3% and 52.3% for the three months ended December 31, 2012 and 2011, respectively, and 53.9% and 53.5% for the nine months ended December 31, 2012 and 2011, respectively. As a percentage of revenue, cost of services increased in the three months ended December 31, 2012 partially due to an increase in fair value adjustments to our acquisition-related earn-out liabilities. Cost of services includes fair value adjustments to our acquisition-related earn-out liabilities of $0.9 million in the three months ended December 31, 2012 and ($0.2) million the three months ended December 31, 2011, respectively.

Member relations and marketing. Member relations and marketing expense increased 18.6% to $21.8 million in the three months ended December 31, 2012 from $18.4 million in the three months ended December 31, 2011. As a percentage of revenue, member relations and marketing expense in the three months ended December 31, 2012 and 2011 was 18.8% and 18.7%, respectively. Member relations and marketing expense increased 14.0% to $62.4 million in the nine months ended December 31, 2012 from $54.8 million in the nine months ended December 31, 2011. As a percentage of revenue, member relations and marketing expense in the nine months ended December 31, 2012 and 2011 was 18.9% and 20.3%, respectively. The increases in member relations and marketing expense were primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. During the three months ended December 31, 2012 and 2011, we had an average of 175 and 146 new business development teams, respectively.

General and administrative. General and administrative expense increased to $16.6 million in the three months ended December 31, 2012 from $12.4 million in the three months ended December 31, 2011. As a percentage of revenue, general and administrative expense increased to 14.3% in the three months ended December 31, 2012 from 12.6% in the three months ended December 31, 2011. General and administrative expense increased to $45.7 million in the nine months ended December 31, 2012 from $35.1 million in the nine months ended December 31, 2011. As a percentage of revenue, general and administrative expense increased to 13.8% in the nine months ended December 31, 2012 from 13.0% in the nine months ended December 31, 2011. The increases in general and administrative costs for the three and nine months ended December 31, 2012 were primarily attributable to increased costs incurred to improve our finance, human resources, information technology, and facility operations infrastructure to support our growing employee base and number of office locations, increased legal and external advisory spending related to our new credit facility and acquisition activity, and an increase in share-based compensation expense.

Depreciation and amortization. Depreciation and amortization expense increased to $5.2 million, or 4.4% of revenue, in the three months ended December 31, 2012, from $3.7 million, or 3.7% of revenue, in the three months ended December 31, 2011. Depreciation and amortization expense increased to $13.7 million, or 4.1% of revenue, in the nine months ended December 31, 2012, from $10.1 million, or 3.7% of revenue, in the nine months ended December 31, 2011. The increases in depreciation and amortization were primarily due to increased amortization expense from developed capitalized internal-use software tools, our 2011 acquisition of PivotHealth and our 2012 acquisitions of 360Fresh and ActiveStrategy, and to a lesser extent, addition of leased space in our Austin, TX office and Washington, D.C. headquarters.

Other income, net. Other income, net decreased to $0.7 million in the three months ended December 31, 2012 from $1.6 million in the three months ended December 31, 2011. Other income, net consists of interest income, interest expense, foreign currency losses and gains, and gains and losses on investment in common stock warrants. Higher average cash and investment balances contributed to an increase in interest income to $0.9 million in the three months ended December 31, 2012 from $0.6 million in the three months ended December 31, 2011. We recognized foreign exchange losses of $63,000 and $72,000 during the three months ended December 31, 2012 and 2011, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During the three months ended December 31, 2011, we recognized a $1.1 million gain on our investment in common stock warrants. During the three months ended December 31, 2012, we recognized $0.1 million in revolver fees. Other income, net decreased to $2.0 million in the nine months ended December 31, 2012 from $2.9 million in the nine months ended December 31, 2011. Higher average cash and investment balances contributed to an increase in interest income to $2.6 million in the nine months ended December 31, 2012 from $1.7 million in the nine months ended December 31, 2011. We recognized foreign exchange losses of $0.3 million and foreign exchange gains of $0.1 million during the nine months ended December 31, 2012 and 2011, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During the nine months ended December 31, 2012 and 2011, we recognized a $0.1 million loss and $1.1 million gain, respectively, on our investment in common stock warrants. During the nine months ended December 31, 2012, we recognized $0.2 million in revolver fees.

Provision for income taxes. Our provision for income taxes was $3.9 million and $5.6 million in the three months ended December 31, 2012 and 2011, respectively. Our provision for income taxes was $12.6 million and $10.9 million in the nine months ended December 31, 2012 and 2011, respectively. Our effective tax rate in the three and nine months ended December 31, 2012 was 38.3% compared to 39.7% in the three months ended December 31, 2011, and 38.6% in the nine months ended December 31, 2011. The decrease in our effective tax rate for the three and nine months ended December 31, 2012 was primarily due to a higher balance of tax-exempt investments and an increase in Washington, D.C. tax credits that we receive under the New E-conomy Transformation Act of 2000, partially offset by a slight increase in our effective state tax rate due to changes in apportionment.

Equity in loss of unconsolidated entity. Our proportionate share of the losses of Evolent during the three months ended December 31, 2012 and 2011 were $1.9 million and $0.1 million, respectively, and for the nine months ended December 31, 2012 and 2011 were $5.7 million and $0.1 million, respectively. Evolent was established in August 2011 and continues to be in the early stages of its business plan. As a result, we expect Evolent to incur losses and require additional funding in the future. The losses recognized during the three and nine months ended December 31, 2012 were partially offset by a $1.1 million gain on investment recognized in connection with the dilution of our ownership percentage resulting from the issuance of equity to Evolent employees pursuant to their equity incentive plan, as well as an additional equity investment from certain early customers in July 2012.

Income from discontinued operations, net of tax. On January 20, 2012, we sold substantially all of the assets of our OptiLink business. As a result, the net income generated by OptiLink in the three and nine months ended December 31, 2011 has been presented as discontinued operations.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units or “RSUs” issued under our stock incentive plans for the three and nine months ended December 31, 2012 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,009	$884	$3,002	$2,574
Member relations and marketing	656	553	1,992	1,565
General and administrative	1,806	1,510	5,388	4,323
Depreciation and amortization	—	—	—	—

Total costs and expenses	3,471	2,947	10,382	8,462

Income from operations	(3,471)	(2,947)	(10,382)	(8,462)

Net income	$(2,142)	$(1,777)	$(6,406)	$(5,224)

Impact on diluted earnings per share	$0.06	$0.05	$0.18	$0.15

There are no stock-based compensation costs capitalized as part of the cost of an asset.

As of December 31, 2012, $29.1 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 1.5 years.

Non-GAAP Financial Measures

The tables below present information for the periods indicated about our adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” as net income attributable to common stockholders before provision for income taxes from continuing operations; other income, net, which includes interest income and expense, gains and losses on investment in common stock warrants, and foreign currency losses and gains; depreciation and amortization; equity in loss of unconsolidated entity and related gains or losses associated with the underlying investments; discontinued operations, net of tax; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; and share-based compensation expense. We define “adjusted net income” as net income attributable to common stockholders excluding, net of tax effect, equity in loss of unconsolidated entity and related gains or losses associated with the underlying investments; discontinued operations; gains and losses on investment in common stock warrants; amortization of acquisition-related intangibles; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; and share-based compensation expense. We define “non-GAAP earnings per diluted share” as earnings per diluted share excluding, net of tax effect, equity in loss of unconsolidated entity and related gains or losses associated with the underlying investments; discontinued operations; gains and losses on investment in common stock warrants; amortization of acquisition-related intangibles; acquisition and similar transaction charges; fair value adjustments to acquisition-related earn-out liabilities; and share-based compensation expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Presentation” in our 2012 Form 10-K for our reasons for including these financial measures in this report and for a description of material limitations with respect to the usefulness of such measures. A reconciliation of adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share to the most directly comparable GAAP financial measures is provided below (in thousands, except per share data).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net income attributable to common stockholders	$4,442	$8,052	$15,764	$17,126
Equity in loss of unconsolidated entity	1,870	609	4,586	609
Provision for income taxes from continuing operations	3,918	5,612	12,565	10,939
Discontinued operations, net of tax	—	(138)	—	(333)
Other income, net	(738)	(1,625)	(2,002)	(2,870)
Depreciation and amortization	5,223	3,662	13,739	10,112
Acquisition and similar transaction charges	252	—	851	648
Fair value adjustments to acquisition-related earn-out liabilities	859	(200)	4,359	5,300
Share-based compensation expense	3,471	2,947	10,382	8,462

Adjusted EBITDA	$19,297	$18,919	$60,244	$49,993

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net income attributable to common stockholders	$4,442	$8,052	$15,764	$17,126
Equity in loss of unconsolidated entity	1,870	609	4,586	609
Discontinued operations, net of tax	—	(138)	—	(333)
Amortization of acquisition-related intangibles, net of tax	1,030	946	2,611	2,644
Acquisition and similar transaction charges, net of tax	155	—	525	405
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	530	(121)	2,690	3,317
Gain/loss on investment in common stock warrants, net of tax	—	(663)	68	(663)
Share-based compensation, net of tax	2,142	1,777	6,406	5,224

Adjusted net income	$10,169	$10,462	$32,650	$28,329

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

GAAP earnings per diluted share	$0.12	$0.23	$0.44	$0.50
Equity in loss of unconsolidated entity	0.05	0.02	0.13	0.02
Discontinued operations, net of tax	—	—	—	(0.01)
Amortization of acquisition-related intangibles, net of tax	0.03	0.03	0.07	0.08
Acquisition and similar transaction charges, net of tax	0.01	—	0.01	0.01
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	0.01	(0.01)	0.08	0.10
Gain/loss on investment in common stock warrants, net of tax	—	(0.02)	—	(0.02)
Share-based compensation, net of tax	0.06	0.05	0.18	0.15

Non-GAAP earnings per diluted share	$0.28	$0.30	$0.91	$0.83

Liquidity and Capital Resources

Cash flows generated from operating activities are our primary source of liquidity. We believe that existing cash, cash equivalents, marketable securities balances and operating cash flows will be sufficient to support operating and capital expenditures, as well as share repurchases, during at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of

$216.5 million and $188.1 million as of December 31, 2012 and March 31, 2012, respectively. We expended $13.0 million and $6.6 million in cash to purchase shares of our common stock through our share repurchase program during the nine months ended December 31, 2012 and 2011, respectively. We have no long-term indebtedness.

Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities were $73.1 million in the nine months ended December 31, 2012, compared to net cash flows provided by operating activities of $67.2 million in the nine months ended December 31, 2011. The increase in net cash flows provided by operating activities during the current period was primarily due to an increase in adjusted net income, netted by certain acquisition related earn-out payments classified as cash flows used in operating activities.

Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $67.5 million and $67.2 million in the nine months ended December 31, 2012 and 2011, respectively. Investing activities during the nine months ended December 31, 2012 consisted of the acquisitions of 360Fresh and ActiveStrategy for $31.9 million, capital expenditures of $27.9 million, and net purchases of marketable securities of $7.7 million. Investing activities during the nine months ended December 31, 2011 consisted of $16.8 million used in our acquisition of PivotHealth, our initial capital contribution of $10.0 million to Evolent, capital expenditures of $24.7 million, and the net purchases of marketable securities of $15.7 million.

Cash flows from financing activities. We had net cash flows provided by financing activities of $15.5 million and $18.1 million in the nine months ended December 31, 2012 and 2011, respectively. Financing activities during the nine months ended December 31, 2012 primarily consisted of $21.6 million from the issuance of common stock upon the exercise of stock options and $11.8 million in additional tax benefits related to share-based compensation arrangements, offset in part by the repurchase of shares under our repurchase program, withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units, and certain acquisition related earn-out payments classified as cash flows used in financing activities. Financing activities during the nine months ended December 31, 2011 primarily consisted of $23.0 million from the issuance of common stock upon the exercise of stock options, offset in part by share repurchase activity. We repurchased 286,881 shares at a total cost of approximately $13.0 million and 223,438 shares at a total cost of approximately $6.6 million in the nine months ended December 31, 2012 and 2011, respectively, pursuant to our share repurchase program. In the nine months ended December 31, 2012 and 2011, we withheld $3.8 million and $1.3 million in shares, respectively, to satisfy the minimum employee tax withholding for certain vested restricted stock units.

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

Amounts drawn under the revolving credit facility generally will bear interest at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.50% based on our total leverage ratio, or (b) an adjusted LIBO rate plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on our total leverage ratio. We are required to pay a commitment fee on the unutilized portion of the facility at an annual rate of between 0.25% and 0.40% based on our total leverage ratio. The interest rate on the alternate base rate loans will fluctuate as the base rate fluctuates, while the interest rate on the eurocurrency loans will be adjusted at the end of each applicable interest period. At the facility closing date, the applicable margin for alternate base rate loans was 0.75% and the applicable margin for eurocurrency loans was 1.75%. Interest on alternate base rate loans will be payable quarterly in arrears, while interest on eurocurrency loans will be payable at the end of each applicable interest period, which may be one, two, three or nine months, except that, in the case of a six-month interest period, interest will be payable at the end of each three-month period.

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

We are required under the credit agreement to satisfy the following three financial ratios, each of which will be measured for us and our subsidiaries on a consolidated basis as of the end of each fiscal quarter for the period beginning with the quarter ended December 31, 2012 and ending after four consecutive fiscal quarters the end of each such fiscal quarter:

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

We were in compliance with these financial covenants as of December 31, 2012.

Contractual Obligations

Our 2012 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2012. Our December 2009 acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. The contingent obligation has no guaranteed maximum. On October 31, 2012, we transferred 112,408 shares of our common stock to the former owners of the Southwind business to satisfy the component of the contingent obligation payable in our common stock. As of December 31, 2012, $7.1 million has been earned and paid in cash to the former owners. As of December 31, 2012, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation is $9.4 million, which will be paid at various intervals, if earned, over evaluation periods extending through December 31, 2014.

Our August 2011 acquisition of PivotHealth included a contingent obligation to make additional cash payments if certain revenue targets were achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. The contingent obligation has no guaranteed maximum. As of December 31, 2012, the estimated aggregate fair value of the contingent obligation for PivotHealth was $2.9 million.

Our November 2012 acquisition of 360Fresh included a contingent obligation to make additional cash payments if certain revenue targets were achieved over evaluation periods beginning at the acquisition date and extending through August 15, 2014, and which shall not exceed $8 million. As of December 31, 2012, the estimated aggregate fair value of the contingent obligation for 360Fresh was $2.5 million.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of December 31, 2012, our marketable securities consisted of $114.1 million in tax-exempt notes and bonds issued by various states and $20.6 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of December 31, 2012 was approximately 5.7 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Because of the nature of our investments, we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K, as we believe the effect of interest rate fluctuations would not be material.

Foreign currency risk. Our international operations, which account for approximately 3% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. We recorded foreign currency exchange losses of $63,000 during the three months ended December 31, 2012 and losses of $0.3 million during the nine months ended December 31, 2012, which are included in other income, net in our consolidated statements of income. In the three and nine months ended December 31, 2011, we recorded foreign currency exchange losses of $72,000 and gains of $0.1 million, respectively. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial position as of December 31, 2012.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

As discussed in this report, our actual results could differ materially from the results expressed or implied in our forward-looking statements. There have been no material changes in our risk factors from those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, and to $350 million in April 2008. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for our third quarter of fiscal 2013 follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1 to October 31, 2012	—	$—	—	$19,091,319
November 1 to November 30, 2012	66,562	$45.06	66,562	$16,091,728
December 1 to December 31, 2012	43,092	$46.41	43,092	$14,091,870

Total	109,654	$45.59	109,654

As of December 31, 2012, we had repurchased a total of 15,551,661 shares under our repurchase program since the program’s inception.

Item 6. Exhibits.

(a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

*101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012, (ii) Unaudited Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2012 and 2011, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2012 and 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the Nine months Ended December 31, 2012 and 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: February 11, 2013	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012, (ii) Unaudited Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2012 and 2011, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2012 and 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2012 and 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.