Form 10-K
period 2013-03-31
ADVISORY BOARD CO
filed 2013-05-30
CIK 1157377

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Based upon the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on September 30, 2012, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,663,384,867.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 15, 2013 was 35,499,529.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

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

Our fiscal year is the 12-month period ending on March 31. Our 2013 fiscal year ended on March 31, 2013.

Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.

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

Item 1. Business.

Overview

We provide best practices research and analysis, business intelligence and software tools, and management and advisory services to the health care and education industries. Through subscription-based programs, we leverage our intellectual capital to drive performance improvement to our base of over 4,100 member institutions by providing proven solutions to our members’ most important business problems. Each of our programs targets the issues of a specific executive constituency or business function.

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

Our membership-based model, in which members actively participate in our research and analysis on an annual basis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data, and strategic plans and enables us to provide detailed best practices analyses on current industry issues. In addition, through our executive member relationships we are able to align our research agendas of our existing programs to address our members’ most pressing problems, and also to develop and offer new programs and services to meet our members’ changing needs.

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

We launched our first health care program in 1986 and our first education program in 2007. Since becoming a public company in 2001, we have increased the total number of discrete programs we offer from 13 to 57 as of March 31, 2013. For a fixed fee, members of each program have access to an integrated set of services. Most of these programs are renewable. Our member institution renewal rate for each of the last five fiscal years has equaled or exceeded 88%. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. We served approximately 4,100 members as of March 31, 2013.

Our membership includes some of the most prestigious institutions in the United States. As of March 31, 2013, all 17 of the 2012-2013 U.S. News and World Report honor roll hospitals were members, including The Johns Hopkins Hospital, the Mayo Clinic, Massachusetts General Hospital, and The Cleveland Clinic. Our membership also includes leading pharmaceutical and biotech companies, health care insurers, and medical device companies, such as Johnson & Johnson Health Care Systems, Inc., Medtronic, Inc., and Bristol-Myers Squibb. Since our launch of programs serving education organizations in fiscal 2008, we have added a number of high profile higher education institutions, including University of California-Berkeley, Harvard University, Georgetown University, University of Virginia, University of North Carolina at Chapel Hill, and Washington University in St. Louis. Within our member organizations, we serve a range of constituencies, including both the executive suite and the broader management team. As of March 31, 2013, our 57 programs reached more than 8,800 chief executive and chief operating officers and 103,500 senior executives, clinical leaders, department heads, and product-line managers.

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

•

Focus on best practices and key insights. We focus on providing research, analysis, services, and tools based on demonstrated best practices within the health care and education industries. Our focus on deep vertical markets has enabled us to develop a membership that includes progressive and highly regarded institutions where many industry issues are first identified and where many of the best practices originate. We believe that these organizations will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, industry-wide basis and that our reputation and success to date has positioned us as a leading source for identifying, evaluating, communicating, and providing solutions that respond to evolving market needs.

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

•

Scale our economic model. Our economic model enables us to add new members to all of our programs for a low incremental cost per member to us, thereby growing our revenue and improving our operating income as we increase the membership base of our existing programs. A significant portion of the cost structure of a program for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in that program. By addressing issues that affect a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of members and potential members. We actively cross-sell additional programs to our approximately 4,100 members through a variety of avenues, including sales force visits, presentations at member meetings, and announcements in our research publications and on our website. Our deep and longstanding relationships with member executives enhances our ability to understand the challenges facing an institution at any given time and cross sell incremental programs

•

Drive tangible results by incorporating data and analytics into web-based business intelligence and software tools. Through our best practices research, we have identified the need for business intelligence and software tools that consolidate, analyze, benchmark, and report member data in order to provide visibility into areas of opportunity for operational or financial improvement. To meet this member need, we have combined commercially available and proprietary technology with our insight, industry expertise, and standardized data definitions to offer web-based business intelligence and software tools. These tools provide valuable insights by efficiently presenting regularly updated data extracted from what are often numerous and disparate source systems, benchmarking our members’ performance against the performance of other organizations, and allowing our members to analyze transaction-level detail. These sophisticated tools also incorporate our existing best practices research into the daily and weekly process flows at the member institutions, thereby allowing a broad group of executives, managers, and front-line leaders to leverage the insights and data in both their daily and strategic decisions. This integrated approach allows our members to achieve ongoing, tangible cost and performance gains and a high return on investment. We frequently update our business intelligence and software tools through new features and functionality, research activities, and member input.

•

Leverage our intellectual capital and relationships by providing management and advisory services. We are able to leverage efficiently the substantial body of our best practices research, case study experience, and relationships we have amassed to support members in installing best practices solutions and to provide standardized management support, which we sell as discrete products for a separate fee. We have assembled a talented team of professionals who have substantial experience and expertise in delivering management and advisory services to our members. Our research programs produce best practices that we use to create management tools and executive education modules we offer in many of our management and advisory services engagements. Our research and software programs also provide a platform and source for identifying member organizations that seek additional assistance in adopting the best practices profiled in our research, thereby enhancing our ability to cross-sell our management and advisory services to existing members.

•

Expand our portfolio of programs through new product development, acquisitions, and strategic partnerships. Development of new products and successful execution and integration of future acquisitions and partnerships are integral to our overall strategy as we continue to expand our portfolio of services. Over the last several years, we have added four to five new programs annually, which we cross-sell to existing members and use to attract new member institutions. We currently plan to continue launching four to five new programs each year. Pulling from a large pipeline of potential program concepts, each year we pursue a rigorous and templated research process, involving industry thought-leaders from progressive and well-known organizations as advisors and conducting hundreds of member interviews, through which we apply our defined new program development criteria to identify our specific program launches. Before officially rolling out a program, we typically convert a high percentage of our advisors to paying members, which gives us a recognizable group of early partners to champion our programs and services to others. In addition to pursuing internal research and development activities relating to new programs, we also intend to continue to expand our portfolio of solutions through strategic acquisitions of and partnerships with companies whose products and services complement our program offerings.

•

Target non-U.S. health care organizations, additional sectors of the health care industry, higher education, and other markets with similar characteristics. We believe that our business model and current memberships provide us significant assets that we can leverage to target health care organizations across an expanded geographic market, additional sectors of the health care industry, higher education organizations, and other vertical markets outside health care with similar relevant characteristics. We currently serve approximately 385 non-U.S. health care organizations through programs that rely on research and analysis primarily derived from our work with U.S. health care organizations. In addition, we are seeking to leverage our existing programs to expand our work with pharmaceutical, biotech, health insurance, and medical device companies, as well as with other organizations with interest in U.S. hospital and health system operations, performance, and data. We currently serve approximately 500 education organizations, and plan to continue to expand and grow in our education market by leveraging our proven new program development process and by applying relevant learning from our established health care business to serve as a template for growth in this market.

Our Markets

We deliver our programs and services to the health care and education markets.

Health Care Market

We primarily serve health care organizations, a sector providing critical services to the community and one that comprises a large and growing industry. Our sales to the health care market accounted for approximately 96% of our revenue for fiscal 2013. The Centers for Medicare and Medicaid Services estimates that spending in the United States for health care services will be $3.1 trillion in 2014 and projects that spending will grow at an annual rate of approximately 6% through 2021.

Health care organizations rely on external service providers to help them develop strategies, consolidate and analyze data, improve operations and processes, and train staff in order to remain competitive in the dynamic industry environment. We believe that the following characteristics of the health care industry make it especially suited for our business model of standardized delivery of professional information services and software tools rooted in shared best practices:

•

Common and complex industry-wide issues. Health care organizations of all sizes face many of the same complex strategic, operational, and management issues, including increasing revenue, reducing costs, improving physician performance, transitioning to value-based care models, developing infrastructure to effectively manage population health in order to take on broader risk, managing clinical innovation, improving productivity, reengineering business processes, increasing clinical quality, improving manager effectiveness, overcoming labor shortages, and complying with new government regulations. Because the delivery of health care services is based on complex, interrelated processes, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

•

Fragmented industry. Our target market within the health care industry consists of over 12,000 current or potential organizations in the United States and internationally. This target market includes many health care providers that deliver health care services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

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

•

Value orientation. A membership model that provides access to best practices and software tools on a shared-cost basis appeals to many value-focused health care organizations that otherwise may be reluctant to make discretionary investments to commission an exclusive, higher-priced, customized engagement or software development solution to address their critical issues.

Education Market

In addition to serving health care organizations, we inaugurated program offerings in fiscal 2008 to provide similar best practices research and analysis services to universities and other education institutions. We currently serve approximately 500 organizations in this market and offer five industry-specific programs, which accounted for approximately 4% of our revenue for fiscal 2013.

We selected the education market as an area for expansion due to the size of the market, with post-secondary education in the United States estimated by the U.S. Department of Education to be a $460 billion industry involving the participation of more than 7,200 institutions and 22 million students, and because universities and other education institutions share many similar characteristics with our core health care market. Higher education institutions share with health care organizations a mission-driven orientation, common and complex problems, fragmented markets, an inclination to share best practices, and a value focus. As with health care, we believe these characteristics make the education market well suited to our business model of low cost, standardized delivery of professional information services and software tools rooted in shared best practices.

Our Membership

As of March 31, 2013, our membership consisted of approximately 4,100 members composed primarily of hospitals and health systems and colleges and universities, as well as pharmaceutical and biotech companies, health care insurers, medical device and supply companies, and other health care focused and educational institutions. Within these organizations, our programs serve a range of constituencies, including both the executive suite and the broader management team. As of March 31, 2013, our programs reached over 8,800 chief executive and chief operating officers and more than 103,500 senior executives, clinical leaders, department heads, and product-line managers. No one member accounted for more than 1.5% of our revenue in any of our fiscal years ended March 31, 2011, 2012, or 2013. For each of our last three fiscal years, we generated an average of approximately 3.5% of our revenue from members outside the United States.

We seek to involve the country’s most progressive health care and education organizations in our membership. The participation of these members provides us with a window into the latest challenges confronting the industries we serve and the most innovative best practices that we can share broadly throughout our membership. As of March 31, 2013, we served all 17 of the honor roll hospitals listed in the 2012-2013 U.S. News and World Report ranking, 99 of the largest 100 health care delivery systems, 30 of the world’s largest pharmaceutical and medical device companies, and the majority of the U.S. News and World Report top 100 universities for 2012.

The following table sets forth information with respect to membership programs, members, and renewals as of the dates shown:

	March 31,
	2009	2010	2011	2012	2013

Membership programs offered	40	44	49	53	57
Total members	2,761	2,916	3,179	3,726	4,114
Member renewal rate (1)	88%	89%	91%	92%	90%
Contract value (in thousands of dollars) (2)	$222,025	$253,267	$304,299	$398,313	$466,329

(1)	For the fiscal year indicated. Shows the percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions, or different affiliations of members that result in changes of control of individual institutions.
(2)	Shows the aggregate annualized revenue attributable to all agreements in effect on the last day of the fiscal year, without regard to the initial term or remaining duration of any such agreement.

Programs and Services

As of March 31, 2013, we offered 57 distinct membership programs across three key models:

•	best practices research, which is focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, and analyzing emerging trends;

•	software tools, which allow members to increase revenue, reduce cost, and improve quality by pairing their own operational data with the best practices insights from our research; and

•

management and advisory services, which provides strategic and operational support to member institutions in order to achieve key clinical quality and financial performance goals, as well as assisting member institutions’ efforts to adopt and implement best practices.

Each year, our staff of research managers and analysts conducts thousands of interviews with industry executives on a large number of substantive topic areas, including:

•	clinical reform and models for physician collaboration to impact quality, revenue, and cost;

•	revenue cycle management;

•	health system cost reduction;

•	operational efficiency;

•	pharmaceutical and medical device technology management;

•	elevation of clinical quality;

•	evidence-based provision of care;

•	value-based care models;

•	population health management;

•	strategic approach to problem solving and innovation;

•	nursing and academic faculty recruitment, retention, and productivity; and

•	competition for scarce research funding;

•	hospital and university department operations;

•	measurement and improvement of student learning outcomes; and

•	online learning models.

As a result of our extensive relationships with members, we are provided a unique window into our members’ needs, and we are able not only to adjust the research agendas of our existing programs but also to offer new programs and services to meet our members’ changing needs. Over time, we have broadened our offerings, moving from research programs largely focused on strategic issues to a more expansive set of research and management and advisory programs that provide information and tools to address strategic, operational, and management issues, as well as programs anchored by web-based software tools that provide in-depth analysis and integration of best practices into operations. Having evolved our offerings, we have also achieved deeper penetration into each of our member organizations, allowing a broader group of executives, managers, and front-line leaders access to insight and tools required for both their daily and more strategic decisions.

We have supplemented our internal development of programs with the introduction of programs developed by companies we have acquired. Our most recent acquisitions include ActiveStrategy, Inc., which enhances our existing support of hospitals transitioning to value-based care through the addition of ActiveStrategy’s iRound platform, and 360Fresh, Inc., which enhances our existing suite of physician performance management solutions. For additional information regarding our recent acquisitions, see Note 3, “Acquisitions,” to our consolidated financial statements included elsewhere in this report.

Program Attributes

Insights from our research process fuel each of our program models. Each of our research programs is run by a director who is responsible for applying our standard methodologies to produce best practices studies, modules, and tools, and for maintaining the quality of all program services. Relying on member steering sessions, member topic polls, functionality prioritization exercises, and one-on-one interviews with top industry executives, each director identifies the most timely and important topics of shared member interest and sets the program’s priorities in an annual agenda. The annual agenda is used to communicate potential best practices study topics and associated program services to participating and prospective members, although the actual studies and services delivered to members across the corresponding time period may vary from what is described in the agenda based on ongoing member input and changes in the overall industry. A team composed of analysts, instructors, and/or clinicians is dedicated to each program, collectively researching the program agenda, writing the best practices studies, developing curricula, building tools, delivering executive education sessions, and providing all other program services.

Our programs may include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry services, business intelligence and software tools, and management and advisory services. Each program typically charges a separate annual membership fee that is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. Most programs are renewable. The specific membership services vary by program and change over time as services are periodically added or removed. Institutions may access our services within a program only if they are members of that program. The types of services provided include those described below.

Best Practices Research Programs

We focus the senior managements of our members on important problems by providing an analysis of best practices used by some of the most successful organizations to solve those problems, and by providing tools and services to accelerate the adoption of best practices within our member institutions. Each of our best practices research programs is targeted at a specific member executive and addresses for each year the member’s specific strategic challenges, operational issues, and management concerns. Each program includes access to studies, executive education, proprietary databases and online services, and executive briefings, among other services, as we continue to innovate the programs. Each best practices research program typically publishes two to four best practices research studies or modules annually. We published a total of approximately 70 best practices research studies and produced approximately 1,000 customized research reports in fiscal 2013. We design each study and module to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to assimilate quickly the 100 to 250 pages of research content. Consistent application of our research methodology and extensive staff member training across all programs enables us to maintain research quality in the programs.

In addition to our research studies, we deliver an executive education curriculum based on our proprietary research to member institutions nationwide through four channels: general membership meetings; presentations conducted on-site at member organizations; on-call access to experts; and frequent teleconferences. In all four settings, we use interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In fiscal 2013, our staff of approximately 26 full- and part-time faculty delivered executive education services to approximately 2,700 member organizations, reaching more than 53,000 executive and managerial participants through more than 270 member meetings, over 2,400 on-site seminars, and over 300 webconferences. These interactions are valuable not only because of the service we provide to members, but also because these sessions serve as an important building block for our relationships with members, allowing us the opportunity to gather input about our research agendas and services, generate leads for cross-selling additional programs to existing members, and identify ideas for potential new programs.

Across our research programs, we also offer a variety of databases, web-based content, and online tools and calculators to increase the utility of our content, analyze an organization’s current performance, and assist the adoption of best practices at member institutions. Each research program maintains a section on our password-protected member website, including such items as best practices, executive modules, online data, audit toolkits, and market forecasting instruments accessible only to members of the program. Through the website, members of each program may search and access program-specific content, which includes the ability to access an electronic library of research studies, review executive education modules, view meeting schedules, and communicate with our staff and other members.

To provide our member organizations with industry news and best practices on a more frequent basis than is possible with our longer reports, some of our research programs also produce executive briefings that provide short, comprehensive summaries of our research findings, best practices, data, and industry news. Our editorial teams review the nation’s health care news drawn from hundreds of sources, including daily newspapers, news wires, magazines, clinical journals, social media, and city business journals, and summarize relevant industry business and clinical news in a daily news digest, which is posted to our website and sent via email to our member executives.

Software Tool Programs

Each of our software tool programs is anchored by web-based business intelligence and software tools that are regularly updated with member-specific data. The tools provide unique access to specific performance improvement metrics at our member institutions, pulling data from disparate legacy information systems through standardized data extracts and, with analytics and proprietary metrics informed by our best practices research, transforming hard-to-access legacy data into performance reports and benchmarks offering actionable insight for managers and executives. The program’s members have continual access to these tools via the Internet. Members in these programs receive best practices from our research and from peer organizations through member meetings, teleconferences, and benchmarking, and, in addition, engage in regular interaction with members of our staff who are tasked with helping our members analyze their data and with suggesting tactics for improving performance.

The software programs are renewable and address perennial problems in areas in which we have developed significant knowledge through our research programs. These include, among other areas, revenue cycle efficiency, assistance with physician management, supply and other cost optimization, throughput in the emergency department and surgical suites, utilization management, workforce management and optimization, and improving quality of outcomes. In addition to online dashboards, the tools are built to be flexible and easy to use, offering members ad hoc querying, performance alerts, drill-down analysis, and comparative benchmarking.

Through the combination of our research and access to these tools, members gain insight into areas of opportunity for operational or financial improvement, receive best practices toolkits to capture the improvement, and directly use our resources to inform front-line decisions on an hourly, daily, and weekly basis. Our programs allow our members to transform their data into information they can use to enhance performance, enabling them to quantify areas of opportunity and identify value captured through use of our programs.

Management and Advisory Programs

We also provide members with support in managing certain processes and installing the best practices profiled in our research studies within their own organizations. In these programs, which are not typically renewable, we offer members a standardized package of management tools and on-site curriculum derived from content, data, and documents gathered through working with other members. By using our management and advisory programs, members benefit from work already completed by other members, saving them time, cost, and effort by leveraging tools that have proved successful in implementing best practices.

We have two distinct types of management and advisory programs. The first is an advisory service in which we provide a standardized package of management tools supplemented by on-site sessions to educate executives and line managers in their use. The programs are designed to help members organize, structure, and manage an internal project team and to develop the action plans for installing those best practices most likely to have a large impact within their organizations.

The second is a management service where we provide an experienced leadership team with proven tactics, expertise, and operating metrics to manage a portion of a member’s operations on an interim or long-term basis. In this type of program we place a seasoned group of senior level executives on-site for an extended period of time to provide hands-on, practical expertise and to deliver long-term value, optimizing the financial and operational performance of our members.

Pricing and Contracts

Each program typically charges a separate fixed annual membership fee that covers all the services in the program. Annual fees vary by program based on the target executive constituency and the specific combination of services provided to participating members. Annual fees for best practices research programs are generally billable in advance. Annual fees for programs that offer management and advisory services or software tools are higher than annual fees for research programs. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. On average, we increase membership fees 2% to 3% per year. Membership fees may also be lower for the initial members of new programs. In some of our programs, we charge our members for certain direct billable expenses, such as travel expenses. Most of our memberships are multi-year agreements.

Sales and Marketing

As of March 31, 2013, our sales force consisted of 182 new business development teams that are responsible for selling new memberships. Each new business development team generally consists of two employees: one marketer who travels to prospective members to meet in person, and one marketing associate who provides support from the office. Our two-person new business development teams sell programs to new members as well as cross-sell additional programs to existing members of other programs. We maintain separate member services teams that are responsible for servicing and renewing existing memberships. The separation of responsibility for new membership sales and membership renewals reflects the varying difficulty and cost of the respective functions, as well as the different skills required for each. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and typically travel at least 60% of the time, conducting face-to-face meetings with senior executives at current and prospective member institutions. Member services representatives assume more of an in-house relationship management role and perform most of their responsibilities over the telephone.

Intellectual Property

We offer our members a range of products to which we claim intellectual property rights, including research content, online services, databases, electronic tools, web-based applications, performance metrics, and software products. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and license other companies to use certain technology and other intellectual property that we control. We consider our trademarks, service marks, databases, software, and other intellectual property to be proprietary, and rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights.

Competition

We are not aware of any other organization that offers services to health care or education organizations for fixed annual fees across as broad a range of best practices and software tools as that offered by our company. We compete in some discrete programs and for discretionary expenditures against health care-focused, education-focused, and multi-industry firms. These include consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; and specialized providers of educational and training services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, may also offer research, consulting, tools, and education services to health care and education organizations. Our principal competitors include, among others, Accenture Ltd., Accretive Health, Inc., Aetna, Inc., Allscripts Healthcare Solutions, Inc., athenahealth, Inc., Cerner Corporation, Deloitte & Touche LLP, Emdeon Inc., Epic Systems Corporation, Huron Consulting, Inc., OptumHealth, McKesson Corporation, McKinsey & Company, MedAssets, Inc., Navigant Consulting, Passport Health Communications, Inc., Premier, Inc., and Thomson Reuters Corporation. We also compete with many smaller companies that each provide a limited number of the services we offer.

We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, strength and depth of relationships with member senior executives, reliability and effectiveness of software tools, distinctiveness of dashboards and user interfaces, depth and quality of the membership network, ability to meet the changing needs of our current and prospective members, measurable returns on membership investment, and service and affordability. We believe we compete favorably with respect to each of these factors.

The Corporate Executive Board Company, or “CEB,” which was a division of our company until 1999, provides membership-based research programs on a cross-industry basis that are similar to some of the types of programs that we sell to health care and education organizations. In November 2011, we extended a collaboration agreement with CEB, which we entered into in 2007, through February 2014 to enhance the services to members and explore new product development opportunities. To advance these efforts, which require the companies to share proprietary information related to best practices products and services, the collaboration agreement includes a limited non-competition provision.

Employees

As of March 31, 2013, we employed approximately 2,400 persons, approximately 1,500 of whom are based in our headquarters in Washington, D.C. None of our employees are represented by a collective bargaining arrangement.

Government Regulation

The health care industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new federal and state laws and regulations affecting the health care industry could create unexpected liabilities for us, could cause us or our members to incur additional costs and could restrict our or our members’ operations. Many health care laws are complex and their application to us, our members, or the specific services and relationships we have with our members are not always clear. Our failure to anticipate accurately the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. See “Part I – Item 1A - Risk Factors” for more information regarding the impact of government regulation on our company.

Executive Officers

The following table sets forth the names, ages, and positions of the persons who serve as our executive officers.

Executive Officers	Age	Position

Robert W. Musslewhite	43	Chief Executive Officer and Chairman
David L. Felsenthal	42	President and Director
Michael T. Kirshbaum	36	Chief Financial Officer and Treasurer
Evan R. Farber	40	General Counsel and Corporate Secretary
Cormac F. Miller	39	Executive Vice President
Richard A. Schwartz	47	Executive Vice President
Mary D. Van Hoose	48	Chief Talent Officer

Our officers are appointed by, and serve at the pleasure of, our Board of Directors.

Robert Musslewhite has served as our Chief Executive Officer since September 2008. Mr. Musslewhite joined us in 2003, initially serving in executive roles in strategic planning and new product development. In 2007, Mr. Musslewhite was named Executive Vice President and general manager in charge of software-based programs, and he became CEO the following year. Before joining us, Mr. Musslewhite was an Associate Principal in the Washington, D.C., Amsterdam, and Dallas offices of McKinsey & Company, where he served a range of clients across the consumer products industry and other industries and was a co-leader of McKinsey’s Pricing Center. Mr. Musslewhite received an A.B. degree in Economics from Princeton University and a J.D. from Harvard Law School.

David L. Felsenthal became our President in September 2008. Mr. Felsenthal first joined us in 1992. He served as Chief Financial Officer, Secretary, and Treasurer from April 2001 through February 2006 before his service as an Executive Vice President beginning in February 2006 and as Chief Operating Officer from January 2007 to September 2008. From September 1999 to March 2001, Mr. Felsenthal was Vice President of an affiliated company, eHospital Inc., focused on developing and delivering health care content to patients and providers via the Internet. From 1997 to 1999, Mr. Felsenthal worked as Director of Business Development and Special Assistant to the CEO/CFO of Vivra Specialty Partners, a private health care services and technology firm. From 1992 through 1995, Mr. Felsenthal held various positions with us in research and new product development. Mr. Felsenthal received an A.B. degree from Princeton University and an M.B.A. from Stanford University.

Michael T. Kirshbaum became our Chief Financial Officer in February 2006 and Treasurer in March 2007. Mr. Kirshbaum joined us in 1998, and before his current role held a variety of positions across the finance group, most recently serving as Senior Director of Finance. In that role, Mr. Kirshbaum was responsible for most of our finance operations, including our overall financial strategy and budgeting process, as well as a number of other accounting functions. Mr. Kirshbaum received a B.S. degree in Economics from Duke University.

Evan R. Farber joined us in October 2007 as General Counsel and also has served as Corporate Secretary since November 2007. Before joining us, Mr. Farber was a partner at Hogan & Hartson L.L.P. (now Hogan Lovells US LLP), an international law firm, where he practiced corporate, securities, transactional, and commercial law. Mr. Farber received a B.A. degree from Binghamton University, State University of New York, and a J.D. from The George Washington University Law School.

Cormac F. Miller was named Executive Vice President in August 2011, with responsibility for corporate strategy and new product development. Prior to his promotion to Executive Vice President, he served as our Executive Director, Strategic Planning and New Product Development since January 2007. Mr. Miller joined us in 1996 and held various management positions within our research programs, including Executive Director, Research from October 2005 to December 2006, and Managing Director from October 2002 through October 2005. Mr. Miller received a B.S. degree from the University of Wisconsin-Madison.

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

Mary D. Van Hoose has served as Chief Talent Officer since 2009. In this role Ms. Van Hoose oversees recruiting, retention, engagement, and development of our staff worldwide, and she works closely with the executive team on a broad range of issues that include organizational planning, goal setting, leadership development, and firm communication. Ms. Van Hoose joined us in 1991 and initially served as a research analyst focusing on certain clinical best practices for hospitals and health care providers. From 2000 to 2009, Ms. Van Hoose served as our Executive Director of Career Management. Ms. Van Hoose received a B.A. degree from the University of Virginia.

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

We derive most of our revenue from members in the health care industry. As a result, our financial condition and results of operations could be adversely affected by conditions affecting the health care industry generally and hospitals and health systems in particular. Our ability to grow will depend upon the economic environment of the health care industry as well as our ability to increase the number of programs and services that we sell to our members. The health care industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new federal and state laws and regulations affecting the health care industry could create unexpected liabilities for us, could cause us or our members to incur additional costs, and could restrict our or our members’ operations. Many health care laws are complex and their application to us, our members, or the specific services and relationships we have with our members is not always clear. In addition, federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Due to the significant implementation issues arising under these laws, it is unclear what long-term effects they will have on the health care industry and in turn on our business, financial condition, and results of operations. Our failure to anticipate accurately the application of these laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity, and negatively affect our business.

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

Because of these current macro-economic conditions, many health care delivery organizations continue to experience deteriorating cash flow, access to credit, and budgets. It is unclear what long-term effects the general economic conditions will have on the health care industry and in turn on our business, financial condition, and results of operations.

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

We believe our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care and education organizations that supply many of the best practices we feature in our research. We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining members. If our reputation is damaged or if potential members are not familiar with us or with the solutions we provide, we may be unable to attract new members or retain existing members. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. Our brand name and reputation will suffer if members do not perceive our solutions to be effective or of high quality or if there inaccuracies or defects in our solutions.

If we are not able to offer new and valuable products and services, our business may suffer.

Our ability to increase our revenue depends on our ability to develop new products and services that serve specific constituencies, to anticipate changing market trends, and to adapt our research, tools, and analysis to meet the changing needs of our members. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure could cause some of our existing products and services to become obsolete, particularly in the health care industry, where needs continue to evolve rapidly with the introduction of new technology and the obsolescence of old technology, changing payment systems and regulatory requirements, shifting strategies and market positions of major industry participants, and changing objectives and expectations of health care consumers. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with timely research, business intelligence and software tools, and management and advisory services for issues and topics of importance. As a result, we must continue to invest resources in development of new programs and services in order to enhance our existing products and services and introduce new high-quality products and services that members and potential members will want. Many of our member relationships are non-exclusive or terminable after a specified term. If our new or modified product and service innovations are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing members, be unable to obtain new members, or incur impairment of capitalized software development assets.

Because our programs offer a standardized set of services that allows us to spread our largely fixed program cost structure across our membership base of participating organizations, we may lose money on or terminate a program if we are unable to attract or retain a sufficient number of members in that program to cover our costs. Terminating a program could adversely affect our business by causing dissatisfaction among members of the terminated program and impairing our reputation with current and potential members.

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

The Corporate Executive Board Company, or CEB, which was a division of our company until 1999, provides membership-based research programs on a cross-industry basis that are similar to some of the types of programs that we sell to health care and education organizations. In November 2011, we extended through February 5, 2014 a collaboration agreement with CEB, entered into in 2007, to enhance the services to members and explore new product development opportunities. To advance these efforts, which require the companies to share proprietary information related to best practices products and services, the collaboration agreement includes a limited non-competition provision. Upon expiration of the collaboration agreement’s non-competition obligations, CEB may sell membership-based best practices research programs in direct competition with some of our discrete programs. Direct competition with CEB in these programs may have a material adverse effect on our business.

Our prospects will suffer if we are not able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.

Our future success depends upon our ability to hire, train, motivate, manage, and retain a significant number of highly skilled employees, particularly research analysts, technical experts, and sales and marketing staff. We have experienced, and expect to continue to experience, competition for professional personnel from management consulting firms and other producers of research, technology, and analysis services. Hiring, training, motivating, managing, and retaining employees with the skills we need is time-consuming and expensive. Any failure in this regard could hinder our ability to continue to provide high-quality products and services, implement tools, complete existing member engagements, or attract new members.

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

Some of our products and services are complex and require significant work to implement. If the member implementation process is not executed successfully or if execution is delayed, our relationships with some of our members may be adversely impacted, and our results of operations may be negatively affected. In addition, cancellation of any of our products and services after implementation has begun may involve loss to us of time, effort, and resources invested in the cancelled implementation as well as lost opportunity for acquiring other members over that same period of time.

We may experience significant delays in generating, or an inability to generate, revenue if potential members take a long time to evaluate our products and services.

A key element of our strategy is to market our products and services directly to health care providers, such as health systems and acute care hospitals, and education institutions, such as colleges and research universities, to increase the number of our products and services utilized by existing members. If we are unable to sell additional products and services to existing hospital, health system, and education members, or enter into and maintain favorable relationships with other health care providers or education organizations, our ability to increase our revenue could be materially adversely affected. We do not control many of the factors that will influence the decisions of these organizations regarding the purchase of our products and services. The evaluation process can sometimes be lengthy and involve significant technical evaluation and commitment of personnel by these organizations. The use of our products and services may also be delayed due to reluctance to change or modify existing procedures.

Unsuccessful delivery of our management and advisory services may harm our future financial success.

Several of our programs provide strategic and operational support to our member institutions to help them achieve key clinical quality and financial performance goals, as well as, accelerate the installation of best practices profiled in our research studies. If the member delivery process is not executed successfully or if execution is delayed, our relationships with some of our members and our results of operations may be negatively affected. We also are subject to loss of revenue arising from the fact that these management and advisory memberships are not individually renewable. To maintain our annual revenue and contract value from these programs, we will have to enroll new members each year as other members complete their program terms. We may not be successful in selling these programs in the future as a result of lack of continued market acceptance of the programs or other factors.

Federal and state privacy and security laws may increase the costs of operation and expose us to civil and criminal sanctions.

We must comply with extensive federal and state requirements regarding the use, disclosure, retention, and security of patient health care information. Failure by us to comply with any of the applicable federal and state laws regarding patient privacy, identity theft prevention and detection, breach notification, and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties and/or contractual liability under our agreements with our members. In addition, such failure may harm our reputation and adversely affect our ability to retain existing members and attract new members.

The Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act (or the “HITECH Act,” which was enacted as part of the American Recovery and Reinvestment Act of 2009), and the implementing regulations that have been issued under these statutes contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are set forth in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule and requires covered entities to provide individuals with certain rights with respect to their protected health information. The Privacy Rule imposes a complex system of requirements on covered entities for complying with these basic standards. Under the HIPAA Security Rule, covered entities must establish administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

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

In February 2009, the U.S. Congress enacted the HITECH Act. On January 25, 2013, the United States Department of Health and Human Services, Office for Civil Rights published a final rule modifying the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules, which are referred to as the “Final HIPAA Omnibus Rule,” that implemented many of the provisions of the HITECH Act. Under the Final HIPAA Omnibus Rule, the privacy and security requirements of HIPAA have been modified and expanded. The Final HIPAA Omnibus Rule applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. We must now directly comply with certain aspects of the Privacy and Security Rules, and are also subject to enforcement for a violation of HIPAA. The Final HIPAA Omnibus Rule also imposes mandatory federal requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. The Final HIPAA Omnibus Rule became effective on March 26, 2013, and covered entities and business associates must comply with it by September 23, 2013.

Any failure or perception of failure of our products or services to meet HIPAA and related regulatory requirements could expose us to risks of investigation, notification, litigation, penalty, and/or enforcement, could adversely affect demand for our products and services, and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our members and HIPAA.

In addition to our obligations under HIPAA, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. We may be required to comply with these state laws, if they are more stringent than HIPAA requirements and therefore not preempted by the federal requirements.

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business, products, services, or the associated costs of compliance.

Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission, and other disclosures of health information that would limit, forbid, or regulate the use or transmission of health information pertaining to U.S. patients outside of the United States. Such legislation, if adopted, could render operations outside of the United States impracticable or substantially more expensive. In addition, although most of our business is conducted in the United States, some of our businesses and operations are international in nature and are consequently subject to regulation in the jurisdictions in which we conduct those operations. We may be obligated to comply with these regulatory regimes, which include, among other matters, privacy and data protection regulations (including requirements for cross-border data transfers) that vary from jurisdiction to jurisdiction.

We or our members or other third parties with whom we conduct business may experience difficulties in complying with or interpreting federal regulations governing certain electronic transactions, which may negatively affect our service levels or result in enforcement actions against us.

HIPAA and its implementing regulations mandate format, data content, and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice, and eligibility inquiries. Although our systems are capable of transmitting transactions that comply with these requirements, some members or other third parties with whom we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where members or other third parties require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we may attempt to comply with their requirements, but may be subject to enforcement actions as a result. We are actively working to modify our systems for the implementation of updated standard code sets for diagnoses and procedures that are currently scheduled to take full effect in October 2014. We may not be successful in responding to the new requirements and any changes that we make to our transactions and software may result in errors or otherwise negatively affect our service levels. We may also experience complications in supporting clients that have not fully complied with the revised requirements as of the applicable compliance date.

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

Disruptions in service and/or operational or security failures at our data centers, or at other service provider locations related to the storage, transmission, and presentation of member data, could adversely affect our business.

Our data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities, and system controls, we do not directly control the continued or uninterrupted availability of every location. Interruptions in service or damage to locations may be caused by natural disasters, power loss, Internet or network failures, operator error, security breaches, computer viruses, denial-of-service, attacks, or similar events, and could result in service interruptions, delays in access, or the destruction of data. Disaster recovery, data backups, and business continuity planning address many of these possible service interruptions, but the varied types and severity of the interruptions that could occur may render our safeguards inadequate. These service interruption events could impair our ability to deliver services or deliverables or cause us to miss service level agreements in our agreements with our members, which could negatively affect our ability to retain existing members and attract new members.

We may be liable to our members and may lose members if we are unable to collect and maintain member data or if we lose member data.

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

Failure by our members to obtain proper permissions and waivers for use and disclosure of the information we receive from them or on their behalf may result in claims against us or may limit or prevent our use of data, which could harm our business.

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

Our sources of data might restrict our use of or refuse to license us such data, which could adversely impact our ability to provide certain products or services.

A portion of the data that we use is either purchased or licensed from third parties or is obtained from our members for specific engagements. We also obtain a portion of the data that we use from public records. If a substantial number of data providers, including our members, were to withdraw or no longer provide their data to us, our ability to provide products and services to our members could be materially adversely affected. We believe that we currently have the rights necessary to use the data that are incorporated into our products and services. In the future, however, data providers could seek to withdraw their data from us if there is a competitive reason to do so, if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of the data. Further, our licenses for information may not allow us to use that information for all potential or contemplated applications and products.

If our products or services fail to provide accurate information, or if our content or any other element of our products or services is associated with incorrect, inaccurate, or faulty coding, billing, or claims submissions to Medicare or any other third-party payor, we could be liable for damages to customers or the government.

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

A number of federal and state laws, including physician self-referral laws, anti-kickback restrictions, and laws prohibiting the submission of false or fraudulent claims apply to health care providers, physicians, and others that make, offer, seek, or receive referrals or payments for products or services that may be paid for through any federal or state health care program and, in some instances, private programs. These laws are complex and change rapidly and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to

Medicare and Medicaid fraud and abuse regulations and other health care reimbursement laws and rules. From time to time, participants in the health care industry receive inquiries or subpoenas to produce documents in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted from operations by these efforts.

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

We depend upon licenses from third-party vendors for some of the technology and data used in our business intelligence and software tools, for some of the technology platforms upon which these tools operate. We also use third-party software to maintain and enhance content generation and delivery, and to support our technology infrastructure. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual agreement and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period. Our inability to obtain any of these licenses could delay our ability to provide services until alternative technology can be identified, licensed, and integrated, which may harm our financial condition and results of operations. Some of our third-party licenses are non-exclusive, and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us.

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

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights, and trademarks, as well as customary contractual protections with employees, contractors, members, and partners. The steps we have taken to protect our intellectual property rights may not be adequate to deter misappropriation of our rights and may not be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If unauthorized uses of our proprietary products and services were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We may not prevail in any such litigation. Our financial condition and results of operations could be negatively affected if we lose our competitive advantage because others were able to use our intellectual property.

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

We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our operating results.

In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as discussed in Note 2 to our consolidated financial statements, we make certain estimates, including decisions related to provisions for uncollectible revenue, income taxes, and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our operating results.

Any significant increase in bad debt in excess of recorded estimates would have a negative impact on our business, financial condition, and results of operations.

Our operations may incur unexpected losses from unforeseen exposures to member credit risk. We initially evaluate the collectibility of our accounts receivable based on a number of factors, including a specific member’s ability to meet its financial obligations to us, the length of time the receivables are past due, and historical collections experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from members. If circumstances related to specific members change as a result of the current economic climate or otherwise, such as a limited ability to meet financial obligations due to bankruptcy, or if conditions deteriorate to the extent that our past collection experience is no longer relevant, the amount of accounts receivable that we are able to collect may be less than our previous estimates as we experience bad debt in excess of reserves previously recorded.

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

We evaluate potential acquisitions of complementary businesses on an ongoing basis and may from time to time pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths, and weaknesses of these opportunities, or consummating acquisitions on acceptable terms. Future acquisitions may result in dilution to earnings, including acquisitions involving potentially dilutive issuances of equity securities or issuances of debt. Acquisitions may expose us to particular business and financial risks, including risks that we may:

•	suffer the diversion of financial and management resources from existing operations;

•	incur indebtedness and assume additional liabilities, known and unknown, including liabilities relating to the use of intellectual property we acquire;

•	incur significant additional capital expenditures, transaction expenses, operating expenses, and non-recurring acquisition-related charges;

•	experience an adverse impact on our earnings from the amortization or impairment of acquired goodwill and other intangible assets;

•	fail to integrate successfully the operations and personnel of the acquired businesses;

•	enter new markets or market new products with which we are not entirely familiar; and

•	fail to retain key personnel of, vendors to, and clients of the acquired businesses.

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

As of March 31, 2013, we had goodwill of approximately $95.5 million, which constituted approximately 10.9% of our total assets as of that date. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment change, which would lead to a decrease in our assets and a reduction in our net operating performance. If the testing performed indicates that impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which the determination is made. The testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.

We may invest in companies for strategic reasons and may not realize a return on our investments

From time to time, we may make investments in companies to further their strategic objectives and support our key business initiatives. As of March 31, 2013, we held approximately $6.9 million of such investments. Such investments could include equity or debt instruments in private companies, and many of these instruments may be non-marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.

If we are required to collect sales and use taxes on the programs we sell in additional jurisdictions, we may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.

We may lose sales or incur significant expenses should states be successful in imposing state sales and use taxes on our services. A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, decrease our ability to compete with software vendors subject to sales and use taxes, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe that our services are subject to sales and use taxes in a particular state, we may approach state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.

Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include substantial interest and penalty charges. Our members may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our members fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our members and may adversely affect our ability to retain existing clients or to gain new members in the states in which such taxes are imposed.

We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. The incurrence of additional accounting and legal costs and related expenses in connection with, and the assessment of, taxes, interest, and penalties as a result of audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.

We may not be able to fully realize our deferred tax assets.

For tax purposes, we have deferred income tax assets consisting primarily of state income tax credit and net operating loss carryforwards. As of March 31, 2013, our deferred income tax assets totaled approximately $11.6 million, which constituted approximately 1.3% of our total assets as of that date. If our future taxable income is less than we believe it will be, we may not be able to fully realize our deferred tax assets. In estimating future tax consequences, we do not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of our status as a Qualified High Technology Company on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted that have an impact on our deferred income taxes.

If our members who operate as not-for profit entities lose their tax-exempt status, those members would suffer significant adverse tax consequences which, in turn, could adversely impact their ability to purchase products or services from us.

State tax authorities have challenged the tax-exempt status of hospitals and other health care facilities claiming such status on the basis that they are operating as charitable and/or religious organizations. The outcome of these cases has been mixed with some facilities retaining their tax-exempt status while others have been denied the ability to continue operating as not-for profit, tax-exempt entities under state law. In addition, many states have removed sales tax exemptions previously available to not-for-profit entities, and both the IRS and the United States Congress are investigating the practices of non-for profit hospitals. Those facilities denied tax exemptions could be subject to the imposition of tax penalties and assessments which could have a material adverse impact on their cash flow, financial strength, and possibly ongoing viability. If the tax exempt status of any of our members is revoked or compromised by new legislation or interpretation of existing legislation, that member’s financial health could be adversely affected, which could adversely impact our sales and revenue.

We could become subject to regulation by the Food and Drug Administration if functionality in one or more of our software tools causes the software to be considered a medical device.

The overall framework of the laws and regulations administered by the Food and Drug Administration, or “FDA,” applies to all products that meet the definition of a “medical device.” To the extent that functionality in one or more of our current or future software products causes the software to be considered a medical device under existing FDA regulations or policies or under regulations and policies now under active consideration by the FDA, we, as a provider of application functionality, could be required, depending on the functionality, to:

•	register our company and list products with the FDA;

•	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our functionality;

•	obtain FDA approval by demonstrating the safety and effectiveness of the regulated products prior to marketing; and

•

comply with various FDA regulations, including the agency’s quality system regulation, medical device reporting regulations, corrections and removal reporting regulations, and post-market surveillance regulations.

The FDA can impose extensive requirements governing pre- and post-market conditions, such as service investigation and conditions relating to approval, labeling, and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. Any application of FDA regulations to our business could adversely affect our financial results by increasing our operating costs, slowing our time to market for regulated software products, and making it uneconomical to offer some software products.

Our growing operations in India expose us to risks that could have an adverse effect on our costs of operations.

As of March 31, 2013, we employed approximately 9% of our 2,400 employees in India through our Indian subsidiary, ABCO Advisory Services India Private Ltd., and our Indian subsidiary expects to continue to add personnel. While there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, our reliance on a workforce in India exposes us to disruptions in the business, political, and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in India require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in approximately 215,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, software development, information technology, administration, and operations personnel. We lease our headquarters facilities under a lease that expires in June 2019. The lease contains provisions for rental escalation and requires us to pay our portion of our executory costs such as taxes, insurance, and operating expenses. We lease regional office space in Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; San Francisco, California; Ann Arbor, Michigan; Plymouth Meeting, Pennsylvania; and London, England. We also lease office space in Chennai, India through our Indian subsidiary, ABCO Advisory Services India Private Ltd. For information about our leased offices, see Note 17, “Commitments and contingencies,” to our consolidated financial statements included elsewhere in this report. We believe that our facilities are adequate for our current needs and that additional facilities will be available for lease on a commercially reasonable basis to accommodate our anticipated growth.

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

	High	Low
Fiscal Year Ended March 31, 2013:
First quarter	$50.97	$41.76
Second quarter	$51.93	$39.73
Third quarter	$50.04	$42.72
Fourth quarter	$55.06	$47.51
Fiscal Year Ended March 31, 2012:
First quarter	$29.70	$22.71
Second quarter	$34.10	$25.19
Third quarter	$37.68	$28.72
Fourth quarter	$45.03	$36.04

As of May 15, 2013, there were seven holders of record of our common stock and 35,499,529 shares of common stock outstanding. The number of record holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.

We have not declared or paid any cash dividends on our common stock since we became a public company in 2001. We do not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by our Board of Directors and would depend upon, among other factors, our earnings, financial condition, cash requirements, and restrictions on dividend payments under our senior secured revolving credit facility.

Issuer Purchases of Equity Securities

In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, and to $450 million in May 2013. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for our fourth quarter of fiscal 2013 follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
January 1 to January 31, 2013	—	$—	—	$14,091,870
February 1 to February 28, 2013	57,453	$50.12	57,453	$11,212,122
March 1 to March 31, 2013	40,980	$51.74	40,980	$9,091,888

Total	98,433	$50.80	98,433

As of March 31, 2013, we had repurchased a total of 15,650,094 shares under our repurchase program.

Item 6. Selected Financial Data.

The following table sets forth selected financial and operating data for the fiscal years and as of the dates indicated. The selected financial data presented below as of March 31, 2009, 2010, 2011, 2012, and 2013 and for the five fiscal years in the period ended March 31, 2013 have been derived from our financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended March 31,
	2009	2010	2011	2012	2013
	(In thousands except per share amounts)
Statements of Income Data:
Revenue	$222,811	$232,610	$283,439	$370,345	$450,837

Costs and expenses:
Cost of services, excluding depreciation and amortization	109,092	117,122	144,906	198,112	240,037
Member relations and marketing	50,693	52,533	64,295	73,875	85,264
General and administrative	26,725	32,133	38,225	47,892	62,185
Depreciation and amortization	6,506	7,712	10,108	14,108	19,885
Write-off of capitalized software	—	7,397	—	—	—

Total costs and expenses	193,016	216,897	257,534	333,987	407,371

Operating income	29,795	15,713	25,905	36,358	43,466
Other income, net	2,445	2,340	1,866	3,034	2,604

Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	32,240	18,053	27,771	39,392	46,070
Provision for income taxes	(10,327)	(6,192)	(9,691)	(15,203)	(17,259)
Equity in loss of unconsolidated entity	—	—	—	(1,337)	(6,756)

Net income from continuing operations	21,913	11,861	18,080	22,852	22,055
Discontinued operations:
(Loss) / income from discontinued operations, net of tax (1)	(445)	(428)	444	286	—
Gain on sale of discontinued operations, net of tax	—	—	—	2,155	—

Net (loss) / income from discontinued operations	(445)	(428)	444	2,441	—

Net income before allocation to noncontrolling interest	21,468	11,433	18,524	25,293	22,055
Net loss attributable to noncontrolling interest	—	—	—	—	108

Net income attributable to common stockholders	$21,468	$11,433	$18,524	$25,293	$22,163

Earnings per share – basic:
Net income from continuing operations attributable to common stockholders	$0.67	$0.38	$0.57	$0.70	$0.64
Net (loss) / income from discontinued operations attributable to common stockholders	$(0.01)	$(0.01)	$0.02	$0.07	$—

Net income attributable to common stockholders per share – basic	$0.66	$0.37	$0.59	$0.77	$0.64

Earnings per share – diluted:
Net income from continuing operations attributable to common stockholders	$0.66	$0.38	$0.55	$0.66	$0.61
Net (loss) / income from discontinued operations attributable to common stockholders	$(0.01)	$(0.01)	$0.02	$0.07	$—

Net income attributable to common stockholders per share – diluted	$0.65	$0.37	$0.57	$0.73	$0.61

Weighted average number of shares outstanding:
Basic	32,882	31,030	31,466	32,808	34,723
Diluted	33,120	31,384	32,830	34,660	36,306

(1)	Income / (loss) from discontinued operations for all periods presented includes the operating results for OptiLink, which was sold in January 2012.

	Year Ended March 31,
	2009	2010	2011	2012	2013
	(In thousands except per share amounts)
Stock-based compensation expense included in Statement of Income:
Costs and expenses:
Cost of services	$4,273	$3,930	$2,763	$3,440	$3,975
Member relations and marketing	2,436	2,248	1,663	2,133	2,643
General and administrative	5,738	5,974	4,366	6,413	7,295

Total costs and expenses	12,447	12,152	8,792	11,986	13,913

Operating income	(12,447)	(12,152)	(8,792)	(11,986)	(13,913)

Net income attributable to common stockholders	$(8,464)	$(7,984)	$(5,725)	$(7,359)	$(8,686)

Impact on earnings per share:
Net income attributable to common stockholders per share – diluted	$(0.26)	$(0.26)	$(0.18)	$(0.21)	$(0.24)

	March 31,
	2009	2010	2011	2012	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$23,746	$61,238	$30,378	$60,642	$57,829
Marketable securities	70,103	51,682	86,179	127,444	156,839
Working capital deficit	(37,046)	(20,850)	(65,953)	(29,169)	(33,682)
Total assets	316,258	386,772	491,188	705,588	877,707
Deferred revenue	167,035	204,112	262,751	392,456	484,302
Total stockholders’ equity	98,899	111,815	148,592	217,047	281,317

	March 31,
	2009	2010	2011	2012	2013
	(unaudited)
Other Operating Data:
Membership programs offered	40	44	49	53	57
Total members	2,761	2,916	3,179	3,726	4,114
Member institution renewal rate (1)	88%	89%	91%	92%	90%
Contract value (in thousands) (2)	$222,025	$253,267	$304,299	$398,313	$466,329
Contract value per member (3)	$80,415	$86,854	$95,722	$106,901	$113,352

(1)	Indicates the percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers and other acquisitions or different affiliations of members that result in changes of control of individual institutions.
(2)	Represents the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.
(3)	Represents total contract value divided by the number of members.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide best practices research and analysis, business intelligence and software tools, and management and advisory services through discrete programs to approximately 4,100 organizations, including hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, colleges, universities, and other health care focused and educational institutions. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.

Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. Our member institution renewal rate was 91%, 92%, and 90% for fiscal 2011, 2012, and 2013, respectively. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 30.7% in fiscal 2012 over fiscal 2011 and grew 17.1% in fiscal 2013 over fiscal 2012. Our contract value increased 30.9% to $398.3 million as of March 31, 2012 from March 31, 2011 and increased 17.1% to $466.3 million as of March 31, 2013 from March 31, 2012. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.

Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation and amortization expenses. Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research personnel, in-house faculty, software developers, and consultants; the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; costs of developing and supporting our web-based content and software tools; and fair value adjustments to acquisition-related earn-out liabilities. Member relations and marketing includes the costs of acquiring new members and the costs of account management, consisting of compensation (including sales incentives), travel and entertainment expenses, training of personnel, sales and marketing materials, and associated support services. General and administrative expenses include the costs of human resources and recruiting; finance and accounting; legal; management information systems; real estate and facilities management; new program development; and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs, and amortization of acquired intangibles. Included in our operating costs for each period presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognize upon their exercise of common stock options and the vesting of restricted stock units issued under our stock incentive plans.

Non-GAAP Financial Presentation

This management’s discussion and analysis presents supplemental measures of our performance that are derived from our consolidated financial information but are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” We refer to these financial measures, which are considered “non-GAAP financial measures” under SEC rules, as adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Results of Operations

The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Year Ended March 31,
	2011	2012	2013

Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	52.6	54.9	53.2
Member relations and marketing	22.7	19.9	18.9
General and administrative	13.5	12.9	13.8
Depreciation and amortization	2.1	2.4	4.4

Total costs and expenses	90.9	90.2	90.4

	Year Ended March 31,
	2011	2012	2013
Operating income	9.1	9.8	9.6
Other income, net	0.7	0.8	0.6

Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	9.8	10.6	10.2
Provision for income taxes	(3.4)	(4.1)	(3.8)
Equity in loss of unconsolidated entity	—	(0.4)	(1.5)

Net income from continuing operations	6.4	6.2	4.9
Discontinued operations:
Income from discontinued operations, net of tax	0.2	0.1	—
Gain on sale of discontinued operations, net of tax	—	0.6	—

Net income from discontinued operations	0.2	0.7	—

Net income before allocation to noncontrolling interest	6.5	6.8	4.9
Net loss attributable to noncontrolling interest	—	—	0.0

Net income attributable to common stockholders	6.5%	6.8%	4.9%

Fiscal years ended March 31, 2011, 2012, and 2013

Net income attributable to common stockholders. Net income attributable to common stockholders increased 36.5% from $18.5 million in fiscal 2011 to $25.3 million in fiscal 2012, and decreased 12.4% to $22.2 million in fiscal 2013. The increase in net income attributable to common stockholders in fiscal 2012 was primarily due to a 30.7% increase in revenue and a gain on the sale of discontinued operations of $2.2 million, net of taxes. The effect of these factors was partially offset by increases of $54.1 million in cost of services from newly developed, acquired, and growing programs, increases of $9.6 million in marketing and member relations expense from the addition of new sales teams, and increases of $9.7 million in general and administrative expense from increased new product development costs, and increases in finance, information technology, and human resources expense incurred to support our growing employee base. Our fiscal 2012 results included our proportionate share of the net loss of Evolent Health, Inc., or “Evolent,” a venture we established in the second quarter of fiscal 2012. The decrease in net income attributable to common stockholders in fiscal 2013 was primarily due to a 21.7% increase in revenue, offset in part an increase in our proportionate share of the net loss of Evolent from $1.3 million to $6.8 million in fiscal 2013. Other factors that contributed to the lower net income in fiscal 2013 included increases of $41.9 million in cost of services to support newly developed, acquired and growing programs, increases of $11.4 million in marketing and member relations expense from the addition of new sales teams, and increases of $14.3 million in general and administrative expense related to increased new product development costs, and increases in finance, information technology, and human resources expense incurred to support our growing employee base.

Adjusted net income, non-GAAP earnings per diluted share, and adjusted EBITDA. Adjusted net income increased 41.2% from $27.9 million, or $0.85 non-GAAP earnings per diluted share, in fiscal 2011 to $39.4 million, or $1.13 non-GAAP earnings per diluted share, in fiscal 2012, and 13.7% to $44.8 million, or $1.23 non-GAAP earnings per diluted share, in fiscal 2013. Adjusted EBITDA increased 48.6% from $47.3 million in fiscal 2011 to $70.3 million in fiscal 2012, and 18.1% to $83.0 million in fiscal 2013. The increases in adjusted net income and adjusted EBITDA were due to increased revenue, the effect of which was partially offset by the costs of new and growing programs, increased investment in our general and administrative infrastructure to support our growing employee base, and an increase in expense resulting from the addition of new sales teams.

Revenue. Revenue increased 30.7% from $283.4 million in fiscal 2011 to $370.3 million in fiscal 2012, and 21.7% to $450.8 million in fiscal 2013. Our contract value increased 30.9% from $304.3 million as of March 31, 2011 to $398.3 million as of March 31, 2012, and 17.1% to $466.3 million as of March 31, 2013.

The increase in revenue in fiscal 2012 over fiscal 2011 was primarily attributable to the introduction and expansion of new programs, including revenue from our August 2011 acquisition of PivotHealth, LLC, or “PivotHealth,” a full fiscal year of revenue from the February 2011 acquisition of Cielo MedSolutions, LLC, or “Cielo,” the cross-selling of existing programs to existing members, and, to a lesser degree, price increases. The increase in revenue in fiscal 2013 over fiscal 2012 was primarily attributable to the introduction and expansion of new programs, including revenue from our fiscal 2013 acquisitions of ActiveStrategy, Inc. (“ActiveStrategy”) and 360Fresh, Inc. (“360Fresh”), a full fiscal year of revenue from the August 1, 2011 acquisition of PivotHealth, our cross-selling of existing programs to existing members, and, to a lesser degree, price increases.

We offered 50 membership programs as of March 31, 2011, 53 membership programs as of March 31, 2012, and 57 membership programs as of March 31, 2013. Our membership base consisted of 3,179 member institutions as of March 31, 2011, 3,726 member institutions as of March 31, 2012, and 4,114 member institutions as of March 31, 2013. Our average contract value per member was $95,722 as of March 31, 2011, compared to $106,901 as of March 31, 2012, and $113,352 as of March 31, 2013.

Cost of services. Cost of services increased 36.7% from $144.9 million in fiscal 2011 to $198.1 million in fiscal 2012, and 21.2% to $240.0 million in fiscal 2013. As a percentage of revenue, cost of services was 51.1% for fiscal 2011, 53.5% for fiscal 2012, and 53.2% for fiscal 2013. The increase of $53.2 million in cost of services for fiscal 2012 over fiscal 2011 was primarily attributable to growth and expansion of our Crimson and Southwind programs, an increase of $11.1 million from programs acquired in 2011, and $6.7 million in fair value adjustments to our acquisition-related earn-out liabilities. The increase of $41.9 million in cost of services for fiscal 2013 over fiscal 2012 was primarily attributable to an increase of $7.2 million in expenses related to our Southwind programs, which included a full year of Pivot expenses, and increases of $30.2 million in expenses related to our new and growing physician related software programs. The increases in cost of services over the three fiscal years also reflected higher costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs.

Member relations and marketing expense. Member relations and marketing expense increased 14.9% from $64.3 million in fiscal 2011 to $73.9 million in fiscal 2012, and 15.4% to $85.3 million in fiscal 2013. As a percentage of revenue, member relations and marketing expense in fiscal 2011, 2012, and 2013 was 22.7%, 19.9%, and 18.9%, respectively. The total dollar increases in member relations and marketing expense over each of the fiscal years were primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. We had an average of 135, 148, and 172 new business development teams during fiscal 2011, 2012, and 2013, respectively.

General and administrative expense. General and administrative expense increased 25.3% from $38.2 million in fiscal 2011 to $47.9 million in fiscal 2012, and 29.8% to $62.2 million in fiscal 2013. As a percentage of revenue, general and administrative expense in fiscal 2011, 2012, and 2013 was 13.5%, 12.9%, and 13.8%, respectively. The increase of $9.7 million in general and administrative expense for fiscal 2012 was primarily attributable to an increase of $2.3 million in recruiting, human resources, and finance personnel costs incurred to support our growing employee base, an increase in new product development costs of $2.4 million, which included legal costs relating to our acquisitions of PivotHealth and Cielo and formation of Evolent, and an increase in share-based compensation of $2.0 million. The increase of $14.3 million in general and administrative expense for fiscal 2013 was primarily attributable to an increase of $8.0 million in costs incurred to improve our finance, human resources, and information technology infrastructure to support our growing employee base and number of office locations; increased legal infrastructure costs; external advisory spending related to our new credit facility of $0.6 million; and an increase in share-based compensation expense of $0.9 million. As of March 31, 2013, we had approximately 2,400 employees compared to approximately 1,850 employees as of March 31, 2012.

Depreciation and amortization. Depreciation and amortization expense increased from $10.1 million, or 3.6% of revenue, in fiscal 2011, to $14.1 million, or 3.8% of revenue, in fiscal 2012, and to $19.9 million, or 4.4% of revenue, in fiscal 2013. The increase in fiscal 2012 was primarily due to increased amortization expense from technology acquired in the Cielo acquisition, amortization expense attributable to developed capitalized internal-use software tools, and depreciation on our newly constructed Austin, Texas office and expansion of our Washington, D.C. headquarters. The increase in fiscal 2013 was primarily due to increased amortization expense attributable to developed capitalized internal-use software tools, amortization expense on intangibles acquired in our fiscal 2013 acquisitions of 360Fresh and ActiveStrategy, and depreciation on expansion of our Washington, D.C. headquarters.

Other income, net. Other income, net increased from $1.9 million in fiscal 2011 to $3.0 million in fiscal 2012, and decreased to $2.6 million in fiscal 2013. Other income, net consists of interest income, revolving credit facility fees, gains and losses on investment in common stock warrants, and foreign currency gains and losses. Other income, net consisted of interest income of $1.7 million and a foreign exchange rate gain of $0.2 million in fiscal 2011; interest income of $2.4 million, a foreign exchange rate gain of $0.1 million, and a gain of $0.5 million on an investment in common stock warrants in fiscal 2012; and interest income of $3.4 million, revolving credit facility fees of $0.4 million, a foreign exchange rate loss of $0.5 million, and a gain of $0.1 million on an investment in common stock warrants in fiscal 2013. Higher average cash and investment balances contributed to an increase in interest income from $1.7 million in fiscal 2011 to $2.4 million in fiscal 2012 and to $3.4 million in fiscal 2013. During fiscal 2011, 2012, and 2013, we recognized foreign exchange gains of $0.2 million, $0.1 million, and a foreign exchange loss of $0.5 million, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.

Provision for income taxes. Our provision for income taxes was $9.7 million, $15.2 million, and $17.3 million in fiscal 2011, 2012, and 2013, respectively. Our effective tax rate in fiscal 2011, 2012, and 2013 was 34.9%, 38.6%, and 37.5%, respectively. The increase in our effective tax rate in fiscal 2012 was primarily due to the effects that higher net income attributable to common stockholders has on our effective rate when compared to the fixed nature of our Washington D.C. tax credits that we receive due to our status as a Qualified High Technology Company under the New E-conomy Transformation Act of 2000. The decrease in our effective tax rate in fiscal 2013 was primarily due to a higher balance of tax-exempt investments and an increase in Washington, D.C. tax credits that we received under the New E-conomy Transformation Act of 2000, partially offset by a slight increase in our effective state tax rate due to changes in apportionment.

Equity in loss of unconsolidated entity. Our proportionate share of the losses of Evolent during fiscal 2012 and 2013 were $1.3 million and $6.8 million, respectively. Evolent was established in August 2011 and continues to be in the early stages of its business plan. As a result, we expect Evolent to incur losses and require additional funding in the future. The losses recognized during fiscal year 2013 were partially offset by a $1.1 million gain on investment recognized in connection with additional equity investment from certain early customers in July 2012.

Income from discontinued operations, net of tax. On January 20, 2012, we sold substantially all of the assets of our OptiLink business. As a result, the net income generated by OptiLink of $0.4 million and $0.3 million in fiscal 2011, and 2012, respectively, has been presented as discontinued operations.

Gain on sale of discontinued operations. In fiscal 2012, we recorded a gain of $2.2 million from the sale of OptiLink, after tax.

Net loss attributable to noncontrolling interest. On July 5, 2012, we entered into an agreement with an entity created for the sole purpose of providing consulting services for us on an exclusive basis. We determined that this entity meets the definition of a variable interest entity over which we have significant influence and, as a result, have consolidated the results of this entity into our consolidated financial statements. As of March 31, 2013, we have a 0% ownership interest in this entity which resulted in income to us from the allocation of losses to the noncontrolling interest of $0.1 million in fiscal 2013.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and RSUs issued under our stock incentive plans and for shares issued under our employee stock purchase plan for fiscal 2011, 2012, and 2013 (in thousands except per share amounts):

	Year Ended March 31,
	2011	2012	2013

Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,763	$3,440	$3,975
Member relations and marketing	1,663	2,133	2,643
General and administrative	4,366	6,413	7,295
Depreciation and amortization	—	—	—

Total costs and expenses	8,792	11,986	13,913

Operating income	(8,792)	(11,986)	(13,913)

Net income attributable to common stockholders	$(5,725)	$(7,359)	$(8,686)

Impact on diluted earnings per share	$(0.18)	$(0.21)	$(0.24)

There are no stock-based compensation costs capitalized as part of the cost of an asset.

Stock-based compensation expense by award type for fiscal 2011, 2012, and 2013 was as follows (in thousands):

	Year Ended March 31,
	2011	2012	2013

Stock-based compensation expense by award type:
Stock options	$3,590	$5,072	$5,000
Restricted stock units	5,202	6,914	8,913
Employee stock purchase rights	—	—	—

Total stock-based compensation	$8,792	$11,986	$13,913

As of March 31, 2013, $26.0 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 1.4 years.

Non-GAAP Financial Measures

We use non-GAAP financial measures to supplement the financial information presented on a GAAP basis. The non-GAAP financial measures presented in this report include adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” as net income attributable to common stockholders before adjustment for the items set forth in the first table below. We define “adjusted net income” as net income attributable to common stockholders excluding the net of tax effect of the items set forth in the second table below, We define “non-GAAP earnings per diluted share” as earnings per diluted share excluding the net of tax effect of the items set forth in the third table below.

Our management believes that providing information about adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share facilitates an assessment by our investors of the Company’s fundamental operating trends and addresses concerns of management and investors that the various gains and expenses excluded from these measures may obscure such underlying trends. Our management uses these non-GAAP financial measures, together with financial measures prepared in accordance with GAAP, to enhance its understanding of our core operating performance, which represents our views concerning our performance in the ordinary, ongoing, and customary course of our operations. In the future, we are likely to incur income and expenses similar to the items for which the applicable GAAP measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, the exclusion of those and similar items in our non-GAAP presentation should not be interpreted as implying that the items are non-recurring, infrequent, or unusual.

The information about our core operating performance provided by our non-GAAP financial measures is used by management for a variety of purposes. Management uses the non-GAAP financial measures for internal budgeting and other managerial purposes in part because the measures enable management to evaluate projected operating results and make comparative assessments of our performance over time while isolating the effects of items that vary from period to period without any correlation to core operating performance, such as tax rates, interest income and foreign currency exchange rates, periodic costs of certain capitalized tangible and intangible assets, share-based compensation expense, and certain non-cash and special charges. The effects of the foregoing items also vary widely among similar companies, and affect the ability of management and investors to make company-to-company comparisons. In addition, merger and acquisition activity can have inconsistent effects on earnings that are not related to core operating performance due, for instance, to charges relating to acquisition costs, the amortization of acquisition-related intangibles, and fluctuations in the fair value of contingent earn-out liabilities, and investments in common stock warrants. Companies also exhibit significant variations with respect to capital structure and cost of capital (which affect relative interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. By eliminating some of the foregoing variations, management believes that the Company’s non-GAAP financial measures allow management and investors to evaluate more effectively the Company’s performance relative to that of its competitors and peer companies. Similarly, our management believes that because of the variety of equity awards used by companies, the varying methodologies for determining both share-based compensation and share-based compensation expense among companies, and from period to period, and the subjective assumptions involved in those determinations, excluding share-based compensation from our non-GAAP financial measures enhances company-to-company comparisons over multiple fiscal periods.

Our non-GAAP measures may be calculated differently from similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits their usefulness as comparative measures. In addition, there are other limitations associated with the non-GAAP financial measures we use, including the following:

•

the non-GAAP financial measures generally do not reflect all depreciation and amortization, and although the assets being depreciated and amortized will in some cases have to be replaced in the future, the measures do not reflect any cash requirements for such replacements;

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

A reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures is provided below (unaudited, in thousands).

	Year Ended March 31,
	2011	2012	2013
Net income attributable to common stockholders	$18,524	$25,293	$22,163
Equity in loss of unconsolidated entity	—	1,337	6,756
Gain on sale of discontinued operations, net of tax	—	(2,155)	—
Provision for income taxes from continuing operations	9,691	15,203	17,259
Income from discontinued operations, net of tax	(444)	(286)	—
Other income, net	(1,866)	(3,034)	(2,604)

	Year Ended March 31,
	2011	2012	2013
Depreciation and amortization	10,692	14,656	19,885
Acquisition and transaction charges	408	648	851
Fair value adjustments to acquisition-related earn-out liabilities	1,500	6,678	4,759
Share-based compensation expense	8,792	11,986	13,912

Adjusted EBITDA	$47,297	$70,326	$82,981

	Year Ended March 31,
	2011	2012	2013
Net income attributable to common stockholders	$18,524	$25,293	$22,163
Equity in loss of unconsolidated entity	—	1,337	6,756
Gain on sale of discontinued operations, net of tax	—	(2,155)	—
Income from discontinued operations, net of tax	(444)	(286)	—
Amortization of acquisition-related intangibles, net of tax	2,921	3,502	3,804
Acquisition and similar transaction charges, net of tax	277	405	524
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	963	4,163	2,948
Gain on investment in common stock warrants, net of tax	—	(263)	(68)
Share-based compensation expense, net of tax	5,705	7,388	8,686

Adjusted net income	$27,946	$39,384	$44,814

	Year Ended March 31,
	2011	2012	2013
GAAP earnings per diluted share	$0.57	$0.73	$0.61
Equity in loss of unconsolidated entity	—	0.04	0.19
Gain on sale of discontinued operations, net of tax	—	(0.06)	—
Income from discontinued operations, net of tax	(0.02)	(0.01)	—
Amortization of acquisition-related intangibles, net of tax	0.09	0.10	0.10
Acquisition and similar transaction charges, net of tax	0.01	0.01	0.02
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	0.03	0.12	0.08
Gain on investment in common stock warrants, net of tax	—	(0.01)	(0.01)
Share-based compensation expense, net of tax	0.17	0.21	0.24

Non-GAAP earnings per diluted share	$0.85	$1.13	$1.23

Liquidity and Capital Resources

Cash flows generated from operating activities represent our primary source of liquidity. We believe that existing cash, cash equivalents, marketable securities balances, and operating cash flows will be sufficient to support our expected operating and capital expenditures, as well as share repurchases, during at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $188.1 million as of March 31, 2012 and $214.7 million as of March 31, 2013. We expended $6.6 million and $18.0 million in cash to purchase shares of our common stock through our share repurchase program during fiscal 2012 and 2013, respectively. We had no long-term indebtedness as of March 31, 2012 or 2013.

Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income attributable to common stockholders on an annual basis. Net cash flows provided by operating activities were $50.5 million in fiscal 2011, $92.8 million in fiscal 2012, and $81.8 million in fiscal 2013. The increase in net cash flows provided by operating activities in fiscal 2012 was primarily attributable to acceleration in contract value and deferred revenue growth, as well as to an increase in adjusted net income. The decrease in net cash flows provided by operating activities in fiscal 2013 was due to the timing of payments received, and to a lesser extent, an increase in certain acquisition-related earn-out payments classified as cash flows used in operating activities.

Cash flows from investing activities. Our cash management, investment, and acquisition strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $91.9 million in fiscal 2011, $87.6 million in fiscal 2012, and $105.5 million in fiscal 2013.

In fiscal 2011, investing activities used $91.9 million in cash, primarily consisting of $42.6 million used in our acquisitions of Concuity and Cielo, $37.0 million used on the net purchases of marketable securities, and $12.3 million used for capital expenditures.

In fiscal 2012, investing activities used $87.6 million in cash, primarily consisting of $16.9 million used in our acquisition of PivotHealth, our initial capital contribution of $10.0 million to Evolent, capital expenditures of $32.0 million, and the net purchases of marketable securities of $40.5 million. The effect of these expenditures was partially offset by the net proceeds of $7.8 million realized on the sale of discontinued operations and the receipt of $4.0 million in previously escrowed funds relating to the acquisition of Concuity.

In fiscal 2013, investing activities used $105.5 million in cash, primarily consisting of $31.9 million used in our acquisitions of 360Fresh and ActiveStrategy, the purchase of a $4.4 million note receivable from Evolent, capital expenditures of $38.9 million, and the net purchases of $31.3 million of marketable securities.

Cash flows from financing activities. We had net cash flows provided by financing activities of $10.6 million in fiscal 2011, $25.1 million in fiscal 2012, and $20.8 million in fiscal 2013.

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

In fiscal 2012, we had net cash flows provided by financing activities of $25.1 million, consisting of $31.0 million from the exercise of stock options, $0.2 million received from the issuance of common stock under our employee stock purchase plan, and $7.6 million in excess tax benefits resulting from the exercise of employee options. The effect of those items was partially offset by our repurchase of 111,719 shares of our common stock for approximately $6.6 million, $4.8 million expended in acquisition-related earn-out payments, and our use of $2.4 million to satisfy minimum employee tax withholding for vested restricted stock units.

In fiscal 2013, we had net cash flows provided by financing activities of $20.8 million, consisting of $24.1 million from the exercise of stock options, $0.4 million received from the issuance of common stock under our employee stock purchase plan, and $20.5 million in excess tax benefits resulting from the exercise of employee options. The effect of those items was partially offset by our repurchase of 98,433 shares of our common stock for approximately $18.0 million, our use of $4.1 million to satisfy minimum employee tax withholding for vested restricted stock units, $1.4 million expended in acquisition-related earn-out payments, and $0.8 million used to pay credit facility issuance costs.

Revolving credit facility. On July 30, 2012, we obtained a $150.0 million five-year senior secured revolving credit facility under a credit agreement with a syndicate of lenders.

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

Amounts drawn under the revolving credit facility generally will bear interest at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.50% based on our total leverage ratio, or (b) an adjusted LIBO rate plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on our total leverage ratio. We are required to pay a commitment fee on the unutilized portion of the facility at an annual rate of between 0.25% and 0.40% based on our total leverage ratio. The interest rate on the alternate base rate loans will fluctuate as the base rate fluctuates, while the interest rate on the eurocurrency loans will be adjusted at the end of each applicable interest period. At the facility closing date, the applicable margin for alternate base rate loans was 0.75% and the applicable margin for eurocurrency loans was 1.75%. Interest on alternate base rate loans will be payable quarterly in arrears, while interest on eurocurrency loans will be payable at the end of each applicable interest period, which may be one, two, three, or nine months, except that, in the case of a six-month interest period, interest will be payable at the end of each three-month period.

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

We are required under the credit agreement to satisfy the following three financial ratios, each of which will be measured for us and our subsidiaries on a consolidated basis as of the end of each fiscal quarter:

•

a maximum total leverage ratio, under which the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation, amortization, and other items specified in the credit agreement (“EBITDA”) may not be greater than 3.50 to 1.00;

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

We were in compliance with these financial covenants as of March 31, 2013.

Contractual obligations. The following summarizes our contractual obligations as of March 31, 2013. These obligations relate to leases for our headquarters and other offices, which are more fully described in Note 17, “Commitments and contingencies,” to our consolidated financial statements included elsewhere in this report.

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable operating leases	$80,902	$12,537	$24,954	$23,749	$19,662

In addition to the contractual obligations above, as of March 31, 2013 we have payments of up to $15.2 million contingently payable through December 31, 2014 related to business acquisitions. For additional detail, see Note 5, “Fair value measurements,” to our consolidated financial statements included elsewhere in this report.

Share Repurchase Program

In January 2004, our Board of Directors authorized the repurchase by us from time to time of up to $50 million of our common stock. This authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, and to $350 million in April 2008. We intend to fund any future share repurchases with cash on hand and with cash generated from operations. No minimum number of shares for repurchase has been fixed, and the share repurchase authorization has no expiration date. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. As of March 31, 2013, the remaining authorized repurchase amount was $9.0 million. On

May 8, 2013, subsequent to the end of our fiscal year, our Board of Directors authorized an increase in the share repurchase program of repurchases of up to an additional $100 million of our common stock, bringing the total authorized amount that could be spent under the program to $450 million since its inception.

Exercise of Stock Options and Purchases under our Employee Stock Purchase Plan

Options granted to participants under our stock-based incentive compensation plans that were exercised to acquire shares in fiscal 2011, 2012, and 2013 generated cash of approximately $17.8 million, $31.0 million, and $24.1 million, respectively, from payment of option exercise prices. In addition, in fiscal 2011, 2012, and 2013 cash flows of approximately $0.2 million, $0.2 million, and $0.4 million, respectively, were provided by discounted stock purchases by participants under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Summary of Critical Accounting Policies

We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive identification of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Certain of our accounting policies are particularly important to the presentation of our financial condition and results of operations and may require the application of significant judgment by our management. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observation of trends in the industry, information provided by our members, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 2, “Summary of significant accounting policies,” to our consolidated financial statements included elsewhere in this report. Our critical accounting policies are discussed below.

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

Our membership agreements with our customers generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: best practices research; executive education curricula; web-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and software tools. Access to such deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables, we review the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery, and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If we determine that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes vendor specific objective evidence, or “VSOE,” if available; third-party evidence, or “TPE,” if VSOE is not available; or best estimate of selling price if neither VSOE nor TPE is available.

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

Certain membership programs incorporate hosted software tools. In many of these agreements, members are charged set-up fees in addition to subscription fees for access to the hosted web-based software tools and related membership services. Both set-up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally three years, and is consistent with the pattern of the delivery of services under these arrangements. Upon launch of a new program that incorporates a software tool, all program revenue is deferred until the program is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement.

We also perform professional services sold under separate agreements that include management and consulting services. We recognize professional services revenues on a time-and-materials basis as services are rendered.

Although we believe that our approach to estimates and judgments with respect to revenue recognition is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

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

Acquired developed technology is classified as property and equipment because the developed software application resides on our service providers’ hardware. Amortization for acquired developed software is included in the depreciation and amortization line item of our consolidated statements of income. Acquired developed software is amortized over its estimated useful life of six years based on the cash flow estimate used to determine the value of the intangible asset.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Business combinations

We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are recognized at their fair value on the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in a valuation allowance are recognized as a reduction or increase to expense or as a direct adjustment to additional paid-in capital as required. We capitalize any acquired in-process research and development as an intangible asset and amortize it over its estimated useful life. Acquisition-related costs are recorded as expenses in the consolidated financial statements. Increases or decreases in the fair value of contingent consideration obligations resulting from changes in the estimates of earn-out results can materially impact the financial statements. As of March 31, 2013, we had a liability of $15.2 million for contingent consideration related to acquisitions.

Goodwill and other intangible assets

The excess cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. Goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment on an annual basis as of March 31, or more frequently if events or changes in circumstances indicate potential impairment. We have concluded that our reporting units we use to assess goodwill impairment are the same as our operating segments.

When testing for impairment, we first perform a qualitative assessment on a reporting unit to determine whether further quantitative impairment testing is necessary. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. We determine the fair value of our reporting units based on the income approach, under which the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur. Based on our qualitative assessment as of March 31, 2013, we had no reporting unit that our management believed was at risk of failing an impairment test that would result in an impairment charge. No quantitative testing was deemed necessary.

Other intangible assets consist of capitalized software for sale and acquired intangibles. We capitalize consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. We determine that technological feasibility is established by the completion of a detailed program design or, in its absence, completion of a working model. Once the software product is ready for general availability, we cease capitalizing costs and begin amortizing the intangible asset on a straight-line basis over its estimated useful life through cost of services on our consolidated statements of income. The weighted average estimated useful life of capitalized software is five years. Other intangible assets include assets that arise from business combinations consisting of developed technology, non-competition covenants, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to ten years. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Future business and economic conditions, as well as differences related to any of the assumptions discussed herein, could materially impact the financial statements through impairment of goodwill and intangibles and/or acceleration of the amortization period of the purchased intangibles, which are finite-lived assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of March 31, 2013, our marketable securities consisted of $131.4 million in tax-exempt notes and bonds issued by various states, and $25.4 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of March 31, 2013 was approximately 5.9 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Due to the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K as we believe the effect of interest rate fluctuations would not be material.

Foreign currency risk. Although they accounted for approximately 3.6% of our fiscal 2013 revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily the British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. In fiscal 2011, 2012, and 2013, we recorded foreign currency exchange gains of $0.2 million, $0.1 million, and a foreign currency exchange loss of $0.5 million, respectively, which are included in other income, net in our consolidated statements of income. A hypothetical 10% change in foreign currency exchange rates would not have a material impact on our financial position as of March 31, 2013.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm which has issued a report on our consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

/s/ Robert W. Musslewhite

Robert W. Musslewhite
Chief Executive Officer and Director
May 30, 2013

/s/ Michael T. Kirshbaum

Michael T. Kirshbaum
Chief Financial Officer and Treasurer
May 30, 2013

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

The Advisory Board Company and subsidiaries

We have audited The Advisory Board Company and subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Advisory Board Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Advisory Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013 of The Advisory Board Company and subsidiaries and our report dated May 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

May 30, 2013

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Stockholders

The Advisory Board Company and subsidiaries

We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries at March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Advisory Board Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

May 30, 2013

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$60,642	$57,829
Marketable securities, current	4,823	16,611
Membership fees receivable, net	281,584	351,598
Prepaid expenses and other current assets	6,705	15,477
Deferred income taxes, current	7,255	7,664

Total current assets	361,009	449,179
Property and equipment, net	49,653	71,174
Intangible assets, net	19,384	32,381
Deferred incentive compensation and other charges	53,369	73,502
Deferred income taxes, net of current portion	7,655	3,888
Marketable securities, net of current portion	122,621	140,228
Goodwill	74,235	95,540
Investment in unconsolidated entity	8,662	1,907
Other non-current assets	9,000	9,908

Total assets	$705,588	$877,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$313,958	$386,739
Accounts payable and accrued liabilities	57,529	75,089
Accrued incentive compensation	18,691	21,033

Total current liabilities	390,178	482,861
Deferred revenue, net of current portion	78,498	97,563
Other long-term liabilities	19,865	15,866

Total liabilities	488,541	596,290

Redeemable noncontrolling interest	—	100
The Advisory Board Company’s stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 46,994,560 and 35,138,465 shares issued as of March 31, 2012 and 2013, respectively, and 33,729,780 and 35,138,465 shares outstanding as of March 31, 2012 and 2013, respectively	235	351
Additional paid-in capital	315,648	375,622
Retained earnings (accumulated deficit)	189,742	(95,809)
Accumulated other comprehensive income	1,206	1,261
Treasury stock, at cost, 13,264,780 and 0 shares as of March 31, 2012 and 2013, respectively	(289,784)	—

Total stockholders’ equity controlling interest	217,047	281,425
Equity attributable to noncontrolling interests	—	(108)

Total stockholder’s equity	217,047	281,317

Total liabilities and stockholders’ equity	$705,588	$877,707

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended March 31,
	2011	2012	2013
Revenue	$283,439	$370,345	$450,837

Costs and expenses:
Cost of services, excluding depreciation and amortization	144,906	198,112	240,037
Member relations and marketing	64,295	73,875	85,264
General and administrative	38,225	47,892	62,185
Depreciation and amortization	10,108	14,108	19,885

Operating income	25,905	36,358	43,466
Other income, net	1,866	3,034	2,604

Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	27,771	39,392	46,070
Provision for income taxes	(9,691)	(15,203)	(17,259)
Equity in loss of unconsolidated entity	—	(1,337)	(6,756)

Net income from continuing operations	18,080	22,852	22,055
Discontinued operations:
Income from discontinued operations, net of tax	444	286	—
Gain on sale of discontinued operations, net of tax	—	2,155	—

Net income from discontinued operations	444	2,441	—

Net income before allocation to noncontrolling interest	18,524	25,293	22,055
Net loss attributable to noncontrolling interest	—	—	108

Net income attributable to common stockholders	$18,524	$25,293	$22,163

Earnings per share — basic:
Net income from continuing operations attributable to common stockholders	$0.58	$0.70	$0.64
Net income from discontinued operations attributable to common stockholders	$0.01	$0.07	$—

Net income attributable to common stockholders per share — basic	$0.59	$0.77	$0.64

Earnings per share — diluted:
Net income from continuing operations attributable to common stockholders	$0.55	$0.66	$0.61
Net income from discontinued operations attributable to common stockholders	$0.01	$0.07	$—

Net income attributable to common stockholders per share — diluted	$0.56	$0.73	$0.61

Weighted average number of shares outstanding:
Basic	31,466	32,808	34,723
Diluted	32,830	34,660	36,306

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended March 31,
	2011	2012	2013
Net income attributable to common stockholders	$18,524	$25,293	$22,163
Other comprehensive income:
Net unrealized gains (losses) on marketable securities, net of tax	(1,154)	1,326	55

Comprehensive income	$17,370	$26,619	$22,218

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Shares		Additional		Accumulated Elements of Other		Noncontrolling Interest	Total
	Stock	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock
Balance as of March 31, 2010	31,010,304	$218	$239,548	$145,925	$1,034	$(274,910)	$—	$111,815
Proceeds from exercise of stock options	1,211,282	6	17,770	—	—	—	—	17,776
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	168,078	1	(1,628)	—	—	—	—	(1,627)
Excess tax benefits from stock-based awards	—	—	2,569	—	—	—	—	2,569
Proceeds from issuance of common stock under employee stock purchase plan	8,672	—	191	—	—	—	—	191
Stock-based compensation expense	—	—	8,792	—	—	—	—	8,792
Purchases of treasury stock	(377,860)	—	—	—	—	(8,294)	—	(8,294)
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($619)	—	—	—	—	(1,154)	—	—	(1,154)
Net income	—	—	—	18,524	—	—	—	18,524

Balance as of March 31, 2011	32,020,476	$225	$267,242	$164,449	$(120)	$(283,204)	$—	$148,592
Proceeds from exercise of stock options	1,775,510	8	31,026	—	—	—	—	31,034
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	150,548	2	(2,421)	—	—	—	—	(2,419)
Excess tax benefits from stock-based awards	—	—	7,593	—	—	—	—	7,593
Proceeds from issuance of common stock under employee stock purchase plan	6,684	—	222	—	—	—	—	222
Stock-based compensation expense	—	—	11,986	—	—	—	—	11,986
Purchases of treasury stock	(223,438)	—	—	—	—	(6,580)	—	(6,580)
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($654)	—	—	—	—	1,326	—	—	1,326
Net income	—	—	—	25,293	—	—	—	25,293

Balance as of March 31, 2012	33,729,780	$235	$315,648	$189,742	$1,206	$(289,784)	$—	$217,047
Proceeds from exercise of stock options	1,470,978	12	24,137	—	—	—	—	24,149
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	202,865	1	(4,140)	—	—	—	—	(4,139)
Excess tax benefits from stock-based awards	—	—	20,535	—	—	—	—	20,535
Proceeds from issuance of common stock under employee stock purchase plan	7,748	—	363	—	—	—	—	363
Stock-based compensation expense	—	—	13,913	—	—	—	—	13,913
Release of Southwind earn-out payable in common stock	112,408	1	5,338	—	—	—	—	5,339
Retirement of treasury stock	—	(70)	—	(307,714)	—	307,784	—	—
Stock split	—	172	(172)	—	—	—	—	—
Purchases of treasury stock	(385,314)	—	—	—	—	(18,000)	—	(18,000)
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($33)	—	—	—	—	55	—	—	55
Net income	—	—	—	22,163	—	—	(108)	22,055

Balance as of March 31, 2013	35,138,465	$351	$375,622	$(95,809)	$1,261	$—	$(108)	$281,317

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2011	2012	2013
Cash flows from operating activities:
Net income before allocation to noncontrolling interest	$18,524	$25,293	$22,055
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	10,694	14,656	19,885
Deferred income taxes	(1,511)	(85)	261
Excess tax benefits from stock-based awards	(2,569)	(7,593)	(20,535)
Stock-based compensation expense	8,792	11,986	13,913
Amortization of marketable securities premiums	741	1,295	2,031
Gain on sale of discontinued operations	—	(3,510)	—
Gain on investment in common stock warrants	—	(450)	(100)
Equity in loss of unconsolidated entity	—	1,337	6,756
Changes in operating assets and liabilities:
Membership fees receivable	(32,346)	(104,203)	(68,413)
Prepaid expenses and other current assets	(3,339)	386	(7,855)
Deferred incentive compensation and other charges	(8,663)	(7,143)	(20,133)
Deferred revenues	56,310	132,279	90,840
Accounts payable and accrued liabilities	9,573	17,564	50,290
Acquisition-related earn-out payments	—	(112)	(3,011)
Accrued incentive compensation	394	5,082	2,342
Other long-term liabilities	(6,131)	5,950	(6,499)

Net cash provided by operating activities	50,469	92,732	81,827

Cash flows from investing activities:
Purchases of property and equipment	(10,317)	(29,194)	(35,545)
Capitalized external use software development costs	(2,012)	(2,825)	(3,393)
Cash paid for acquisition, net of cash acquired	(42,605)	(12,829)	(31,887)
Proceeds from sale of discontinued operations, net of selling costs	—	7,803	1,050
Investment in unconsolidated entity	—	(10,000)	—
Loan to unconsolidated entity	—	—	(4,358)
Redemptions of marketable securities	26,080	25,480	35,376
Purchases of marketable securities	(63,083)	(65,990)	(66,710)

Net cash used in investing activities	(91,937)	(87,555)	(105,467)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	17,770	31,026	24,137
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(1,628)	(2,421)	(4,140)
Contributions from noncontrolling interest	—	—	100
Credit facility issuance costs	—	—	(769)
Proceeds from issuance of common stock under employee stock purchase plan	191	222	363
Excess tax benefits from stock-based awards	2,569	7,593	20,535
Acquisition-related earn-out payments	—	(4,753)	(1,400)
Purchases of treasury stock	(8,294)	(6,580)	(17,999)

Net cash provided by financing activities	10,608	25,087	20,827

Net increase / (decrease) in cash and cash equivalents	(30,860)	30,264	(2,813)
Cash and cash equivalents, beginning of period	61,238	30,378	60,642

Cash and cash equivalents, end of period	$30,378	$60,642	$57,829

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,068	$7,605	$3,491

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business description

The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provides best practices research and analysis, business intelligence and software tools, and management and advisory services through discrete programs to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and colleges, universities, and other health care focused and educational institutions through discrete programs. Members of each renewable membership program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.

Note 2.	Summary of significant accounting policies

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and a consolidated variable interest entity. The Company uses the equity method to account for equity investments in instances in which it owns common stock or similar interests and has the ability to exercise significant influence, but not control, over the investee. Investments in which the Company has little or no influence are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

Revision to statement of cash flows

The Company revised certain items in the consolidated statements of cash flows for the fiscal year ended March 31, 2012 to correct an error in the classification of certain acquisition-related earn-out payments. The Company concluded the errors are not material to the previously reported financial statements. Nevertheless, the Company has elected to revise its previously issued statements of cash flows for the fiscal year ended March 31, 2012 in this report to correct for the effects. The impact of the revision will be to increase net cash flow from investing activities by $4.9 million, decrease net cash flow from financing activities by $4.8 million, and decrease net cash flows from operating activities by $0.1 million. The revision does not affect the net change in cash and cash equivalents for any of the periods, and has no effect on the consolidated statements of income for any period.

Reclassification

On April 1, 2012, the Company began including amortization expense for intangible assets in depreciation and amortization instead of in cost of services on its consolidated statements of income. Amounts reported for prior years have been reclassified to conform to the current period’s presentation. As a result of this reclassification, amortization expense for intangible assets of $4.1 million and $5.1 million for the fiscal years ended March 31, 2011 and 2012, respectively, is included in depreciation and amortization on the accompanying consolidated statements of income.

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

Cash equivalents and marketable securities

Included in cash equivalents are marketable securities with original maturities of three months or less at purchase. Investments with original maturities of more than three months are classified as marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. As of March 31, 2012 and 2013, the Company’s marketable securities consisted of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income attributable to common stockholders and are included within accumulated other comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities.

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

The acquired developed technology is classified as property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in the depreciation and amortization line item of the Company’s consolidated statements of income. Acquired developed software is amortized over its estimated useful life of six years based on the cash flow estimate used to determine the value of the intangible asset.

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

When testing for impairment, the Company first performs a qualitative assessment on a reporting unit to determine whether further quantitative impairment testing is necessary. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. If the quantitative testing is performed, the Company would determine the fair value of its reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Based on the Company’s qualitative assessment as of March 31, 2013, management believed that no reporting unit was at risk of failing an impairment test that would result in an impairment charge. No quantitative testing was deemed necessary.

Other intangible assets consist of capitalized software for sale and acquired intangibles. The Company capitalizes consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. The Company determines that technological feasibility is established by the completion of a detailed program design or, in its absence, completion of a working model. Once the software product is ready for general availability, the Company ceases capitalizing costs and begins amortizing the intangible asset on a straight-line basis over its estimated useful life. The weighted average estimated useful life of capitalized software is five years. Other intangible assets include those assets that arise from business combinations consisting of developed technology, non-competition covenants, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to ten years. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, membership fees receivable, accrued expenses, and accounts payable. The carrying value of the Company’s financial instruments as of March 31, 2012 and 2013 approximates their fair value due to their short term nature. The Company’s marketable securities consisting of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds are classified as available-for-sale and are carried at fair market value based on quoted market prices. The Company’s financial instruments also include a cost method investment in the convertible preferred stock of a company that provides revenue-cycle technology. This investment is in a preferred security that is not marketable; therefore, it is not practicable to estimate the fair value of this financial instrument.

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

The Company’s membership agreements with its customers generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: best practices research; executive education curricula; web-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and software tools. Access to such deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables, the Company reviews the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery, and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If the Company determines that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes vendor specific objective evidence, or “VSOE,” if available; third-party evidence, or “TPE,” if VSOE is not available; or best estimate of selling price if neither VSOE nor TPE is available.

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

Certain membership programs incorporate hosted software tools. In many of these agreements, members are charged set-up fees in addition to subscription fees for access to the hosted web-based software tools and related membership services. Both set-up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally three years, and is consistent with the pattern of the delivery of services under these arrangements. Upon launch of a new program that incorporates a software tool, all program revenue is deferred until the program is generally available for release to the Company’s membership, and then recognized ratably over the remainder of the contract term of each agreement.

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

Stock-based compensation

The Company has several stock-based compensation plans which are described more fully in Note 15, “Stock-based compensation.” These plans provide for the granting of stock options and restricted stock units (“RSUs”) to employees and non-employee members of the Company’s Board of Directors. Stock-based compensation cost is measured at the grant date of the stock-based awards based on their fair values, and is recognized as an expense in the consolidated statements of income over the vesting periods of the awards. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant. The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. The fair value of stock options issued with market-based conditions is calculated on the date of grant using a lattice option-pricing model. Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain.

Other income, net

Other income, net for the fiscal year ended March 31, 2011 includes $1.7 million of interest income earned from the Company’s marketable securities and a $158,000 gain on foreign exchange rates. Other income, net for the fiscal year ended March 31, 2012 includes $2.4 million of interest income earned from the Company’s marketable securities, a $149,000 gain on foreign exchange rates, and a $450,000 gain on an investment in common stock warrants. Other income, net for the fiscal year ended March 31, 2013 includes $3.4 million of interest income earned from the Company’s marketable securities, a $532,000 loss on foreign exchange rates, $368,000 in credit facility fees, and a $100,000 gain on an investment in common stock warrants.

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

Concentrations of risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of membership fees receivable, cash and cash equivalents, and marketable securities. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities comprising the Company’s membership base, and the Company establishes allowances for potential credit losses. No one member accounted for more than 1.5% of revenue for any period presented. The Company maintains cash and cash equivalents and marketable securities with financial institutions. Marketable securities consist of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities.

For each of the fiscal years ended March 31, 2011 and 2012, the Company generated approximately 3.5% of revenue from members outside the United States. In the fiscal year ended March 31, 2013, the Company generated approximately 4.0% of revenue from members outside the United States. The Company’s limited international operations subject the Company to risks related to currency exchange fluctuations. Prices for the Company’s services sold to members located outside the United States are sometimes denominated in local currencies. As a consequence, increases in the U.S. dollar against local currencies in countries where the Company has members may result in a foreign exchange loss recognized by the Company.

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

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended March 31,
	2011	2012	2013
Basic weighted average common shares outstanding	31,466	32,808	34,723
Effect of dilutive outstanding stock-based awards	1,298	1,742	1,583
Dilutive impact of earn-out liability	66	110	—

Diluted weighted average common shares outstanding	32,830	34,660	36,306

In the fiscal years ended March 31, 2011, 2012, and 2013, 1.0 million, 78,000, and 341,000 shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

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

Recently adopted

The following is a summary of the new accounting guidance issued and applicable to the Company for the fiscal year ended March 31, 2013.

In October 2012, the FASB issued a Technical Corrections and Improvements update which relates to various topics throughout the Codification and provides technical corrections, clarification, and limited-scope improvements. This guidance was effective upon issuance of the update, with the exception of sections that include transition guidance, which become effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance was amended in December 2011 to defer the requirements that companies present reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company adopted these requirements on April 1, 2012 and has presented consolidated net income and consolidated comprehensive income in two separate but consecutive statements. While the adoption of this guidance impacted the Company’s disclosures, it did not have an impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued guidance on reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety, reporting is required about the effect of the reclassifications on the respective line items where net income is presented. Additionally, for items that are not reclassified to net income in their entirety, a cross reference to other disclosures is required in the notes. The Company has adopted this guidance with no material impact on the Company’s financial position or results of operations.

Note 3.	Acquisitions

ActiveStrategy

On October 1, 2012, the Company acquired for cash all of the issued and outstanding capital stock of ActiveStrategy, Inc. (“ActiveStrategy”), a Philadelphia-based performance improvement technology and consulting firm with innovative solutions for tracking and augmenting organizational effectiveness. This transaction enhances the Company’s existing performance improvement technology capabilities. The total purchase price, net of cash acquired, of $14.9 million consisted of an initial payment of $12.6 million of cash and an additional $2.3 million that has been placed into escrow and will be released by March 12, 2014 if specified indemnity conditions are satisfied. This indemnity escrow is not carried on the accompanying consolidated balance sheet as of March 31, 2013.

The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of October 1, 2012. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $1.5 million was allocated to net acquired tangible assets, which consist of accounts receivable of $1.3 million, deferred tax assets, net of $0.9 million, and other current assets of $0.3 million, netted by $1.0 million of acquired deferred revenues. Of the total estimated purchase price, $5.5 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $3.0 million, customer relationship and employee related intangibles of $1.0 million, and trademarks of $1.5 million. The acquired intangible assets have estimated lives ranging from four years to eleven years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.2 years. Approximately $7.9 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling ActiveStrategy’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes.

Acquisition related transaction costs of $0.2 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying consolidated statements of income for the fiscal year ended March 31, 2013. The financial results of ActiveStrategy are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

360Fresh

On November 15, 2012, the Company acquired for cash all of the issued and outstanding capital stock of 360Fresh, Inc. (“360Fresh”), a provider of clinical data analytics. The transaction enhances the Company’s existing suite of physician performance management solutions through the addition of unique technology that transforms the data from medical records into actionable insights to improve patient quality, reduce costs, and enhance productivity for health systems. The total purchase price, net of cash acquired, of $19.5 million consisted of an initial payment of $13.6 million of cash, the fair value of estimated additional contingent cash payments of $2.5 million, and an additional $3.4 million placed into escrow, which will be released by May 15, 2014 if specified indemnity conditions are satisfied. This indemnity escrow is not carried on the accompanying consolidated balance sheet as of March 31, 2013. The contingent cash payments, which will not exceed $8.0 million and have no guaranteed minimum, will become due and payable to the former stockholders of 360Fresh if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through August 15, 2014.

The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of November 15, 2012. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $0.3 million was allocated to acquired accounts receivable and $4.1 million was allocated to assumed liabilities, which consist of $4.0 million of deferred tax liabilities and $0.1 million of acquired deferred revenue. Of the total estimated purchase price, $9.9 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $9.8 million and employee related intangibles of $0.1 million. The acquired technology and employee related intangibles have estimated lives ranging from four years to seven years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.0 years. Approximately $13.4 million was allocated to goodwill, which represents synergistic benefits expected to be generated from incorporating 360Fresh’s technology capabilities into the Company’s software programs and scaling their existing products across the Company’s large membership base. Goodwill is not deductible for tax purposes.

Acquisition related transaction costs of $0.3 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying consolidated statements of income for the fiscal year ended March 31, 2013. The financial results of 360Fresh are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

PivotHealth

On August 1, 2011, the Company acquired for cash substantially all the assets of PivotHealth, LLC (“PivotHealth”), a leading physician practice management firm. The Company acquired PivotHealth to supplement its existing physician practice management capabilities and provide new growth opportunities with the addition of PivotHealth’s expertise in long-term physician practice management. The total purchase price, net of cash acquired, of $19.8 million consisted of an initial payment of $15.0 million of cash, the fair value of estimated additional contingent cash payments of $2.9 million, and an additional $1.9 million placed into escrow, which was released on August 1, 2012. The additional contingent cash payments, which have no guaranteed minimum or maximum, will become due and payable to the former owner of the PivotHealth business if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. A $2.2 million downward adjustment was made to the fair value of the liabilities for such contingent cash payments during the fiscal year ended March 31, 2013. This adjustment was recorded in cost of services on the accompanying consolidated statements of income and decreased the liability to $1.0 million as of March 31, 2013. See Note 5, “Fair value measurements,” for additional information.

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

Acquisition related transaction costs of $0.4 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying consolidated statements of income for the fiscal year ended March 31, 2012. The financial results of PivotHealth are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

Cielo

On February 1, 2011, the Company acquired for cash substantially all the assets of Cielo MedSolutions, LLC (“Cielo”), a leading provider of population management analytics and patient registry software in the ambulatory environment. The Company acquired Cielo to enhance its existing suite of physician performance management solutions through the addition of analytics and workflow tools that give providers visibility across a patient population to enable appropriate clinical decisions. The total purchase price of $11.7 million consisted of an initial payment of $7.3 million of cash and the initial fair value of estimated additional contingent cash payments of $4.4 million. A $0.3 million downward adjustment was made to the fair value of the contingent liabilities during the fiscal year ended March 31, 2013. This adjustment was recorded in cost of services on the accompanying consolidated statements of income. As of March 31, 2013, all contingent payments had been finalized and paid to the former owners. The Company allocated $3.8 million to intangible assets with a weighted average amortization period of five years and allocated $8.1 million to goodwill, which represents synergistic benefits expected to be generated from scaling Cielo’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.

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

Acquisition related transaction costs of $0.4 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the accompanying consolidated statements of income for the fiscal year ended March 31, 2011. The financial results of Cielo are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

Note 4.	Discontinued operations

On January 20, 2012, the Company sold its OptiLink business for $8.9 million in cash, net of selling costs. The OptiLink business employed approximately 35 employees who transferred to the buyer. The components of discontinued operations included in the consolidated statements of income consisted of the following (in thousands):

	Year Ended March 31,
	2011	2012	2013
Revenue	$6,809	$4,985	$—
Costs and expenses:
Cost of services	5,353	4,330	—
Member relations and marketing	774	189	—
Gain on disposal	—	3,510	—

Income from discontinued operations before provision for income taxes	682	3,976	—
Provision for income taxes	(238)	(1,535)	—

Net income from discontinued operations, net of provision for income taxes	$444	$2,441	$—

Note 5.	Fair value measurements

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

Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members, that are exercisable for up to 6,015,000 of the shares of the entity, as certain performance criteria are met. The common stock warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the accompanying consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other income, net on the accompanying consolidated statements of income. See Note 11, “Other non-current assets,” for additional information. The fair value of these warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of the underlying value of the common shares of the entity that issued the warrants and the estimate of level of performance criteria that will be achieved. The entity that issued the warrants is privately held and the estimate of performance criteria to be met is specific to the Company. These inputs are unobservable and are considered key estimates made by the Company.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal years ended March 31, 2012 or 2013.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of March 31, 2012	Fair value measurement as of March 31, 2012 using fair value hierarchy
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$60,642	$60,642	$—	$—
Available-for-sale marketable securities (2)	127,444	127,444	—	—
Common stock warrants (3)	450	—	—	450
Financial liabilities
Contingent earn-out liabilities (4)	20,200	—	—	20,200

	Fair value as of March 31, 2013	Fair value measurement as of March 31, 2013 using fair value hierarchy
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$57,829	$57,829	$—	$—
Available-for-sale marketable securities (2)	156,839	156,839	—	—
Common stock warrants (3)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (4)	15,200	—	—	15,200

(1)	Fair value is based on quoted market prices.
(2)	Fair value is determined using quoted market prices of the assets. For further detail, see Note 6, “Marketable securities.”
(3)	The fair value of the common stock warrants as of March 31, 2012 and March 31, 2013 was calculated to be $0.24 per share and $0.40 per share, respectively, using a Black-Scholes-Merton model. The significant assumptions as of March 31, 2012 were as follows: risk-free interest rate of 1.1%; expected term of 6.97 years; expected volatility of 41.03%; dividend yield of 0.0%; weighted average share price of $0.71 per share; and a range of warrants to become exercisable of between 1,400,000 and 1,800,000 shares. The significant assumptions as of March 31, 2013 were as follows: risk-free interest rate of 1.0%; expected term of 6.22 years; expected volatility of 39.38%; dividend yield of 0%; weighted average share price of $1.00 per share; and expected warrants to become exercisable of approximately 1,400,000 shares.
(4)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.

Common stock warrants

The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. The change in the fair value of the common stock warrants during the fiscal year ended March 31, 2013 was driven primarily by a change in the underlying value of the common stock, offset in part by a slight decrease in the estimated performance targets that will be achieved. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the fiscal years ended March 31, 2012 and 2013 (in thousands):

	As of March 31,
	2012	2013
Beginning balance	$—	$450
Fair value change in common stock warrants (1)	450	100

Ending balance	$450	$550

(1)	Amounts were recognized in other income, net on the accompanying consolidated statements of income.

Contingent earn-out liabilities

The Company entered into an earn-out agreement in connection with its acquisition of Southwind on December 31, 2009. The additional contingent payments, which have no guaranteed maximum, become due and payable to the former owners of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. The fair value of the Southwind earn-out liability is impacted by changes in estimates regarding expected operating results, changes in the valuation of the Company’s stock price, and an applied discount rate, which was 14% as of March 31, 2013. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. On October 31, 2012, the Company transferred 112,408 shares of its common stock to the former owners of Southwind to satisfy the component of the contingent obligation payable in the Company’s common stock, which reduced the related earn-out liability by $5.4 million. As of March 31, 2013, $12.5 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of March 31, 2013, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $11.7 million, which will be paid at various intervals, if earned, over the evaluation periods which extend through December 31, 2014.

The Company’s fair value estimate of the PivotHealth earn-out liability, which is payable in cash, was $2.9 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for PivotHealth as of March 31, 2013 was $1.0 million. The fair value of the PivotHealth earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 14.5% as of March 31, 2013. See Note 3, “Acquisitions,” for additional information regarding the PivotHealth acquisition and related earn-out liability.

The Company’s fair value estimate of the 360Fresh earn-out liability, which is payable in cash, was $2.5 million as of the date of acquisition. The fair value of the 360Fresh earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 20.0% as of March 31, 2013. See Note 3, “Acquisitions,” for additional information regarding the 360Fresh acquisition and related earn-out liability.

Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the fiscal years ended March 31, 2012 and 2013 (in thousands):

	As of March 31,
	2012	2013
Beginning balance	$15,500	$20,200
Fair value change in Southwind contingent earn-out liability (1)	10,600	6,600
Fair value change in Cielo contingent earn-out liability (1)	(100)	400
Fair value change in PivotHealth contingent earn-out liability (1)	200	(2,200)
Final adjustment to Concuity contingent earn-out liability (1)	(4,000)	—
Southwind earn-out payment	(1,900)	(10,600)
Cielo earn-out payment	(3,000)	(1,700)
Addition of PivotHealth contingent earn-out liability	2,900	—
Addition of 360Fresh contingent earn-out liability	—	2,500

Ending balance	$20,200	$15,200

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.

Non-financial assets and liabilities

Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the fiscal years ended March 31, 2012 and 2013, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Note 6.	Marketable securities

The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$25,430	$25,347	$83	$—
Tax exempt obligations of states	131,409	129,550	2,715	856

	$156,839	$154,897	$2,798	$856

	As of March 31, 2012
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$33,472	$33,543	$130	$201
Tax exempt obligations of states	93,972	92,028	2,667	723

	$127,444	$125,571	$2,797	$924

The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2013
	Fair market value	Amortized cost
Matures in less than 1 year	$16,611	$16,416
Matures after 1 year through 5 years	48,916	47,473
Matures after 5 years through 10 years	55,672	54,996
Matures after 10 years through 20 years	35,640	36,012

	$156,839	$154,897

The following tables show the gross unrealized losses and fair value of the Company’s investments as of March 31, 2013 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Tax exempt obligations of states	31,534	428	18,829	428	50,363	856

There were no gross realized gains or losses on sales of available-for-sale investments for the fiscal years ended March 31, 2012 and 2013. The gross realized losses on sales of available-for-sale investments was $0.1 million for the fiscal year ended March 31, 2011.

The weighted average maturity on all marketable securities held by the Company as of March 31, 2013 was approximately 6.8 years. Pre-tax net unrealized gains on the Company’s investments of $1.9 million as indicated above were caused by the continued decrease in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, $194,979 is related to investments that mature before March 31, 2014. The Company purchased certain of its investments at a premium or discount to their relative fair values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. There are seven tax exempt obligations of states with unrealized losses that have existed for less than one year. The Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2013. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income on the accompanying consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.

Note 7.	Membership fees receivable

Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2012	2013
Billed fees receivable	$60,063	$76,594
Unbilled fees receivable	227,061	280,770

Membership fees receivable, gross	287,124	357,364
Allowance for uncollectible revenue	(5,540)	(5,766)

Membership fees receivable, net	$281,584	$351,598

Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay for their membership on an installment basis. All of the unbilled fees recorded are expected to be billed in the next twelve months.

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

The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of income. Developed software obtained through acquisitions is amortized over its weighted average estimated useful life of approximately six years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization for the fiscal years ended March 31, 2011, 2012, and 2013 was approximately $0.4 million, $0.9 million, and $0.9 million, respectively.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment for the periods presented. The amount of depreciation expense recognized on plant, property and equipment during the fiscal years ended March 31, 2011, 2012, and 2013 was $3.1 million, $5.2 million, and $8.4 million, respectively.

Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of March 31, 2012 and 2013, the carrying value of internally developed capitalized software was $15.1 million and $28.3 million, respectively. Amortization expense for internally developed capitalized software for the fiscal years ended March 31, 2011, 2012, and 2013, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $2.9 million, $3.8 million, and $4.8 million, respectively. Property and equipment consists of the following (in thousands):

	As of March 31,
	2012	2013
Leasehold improvements	$23,692	$29,953
Furniture, fixtures and equipment	26,529	36,502
Software	43,211	62,589

Property and equipment, gross	93,432	129,044
Accumulated depreciation and amortization	(43,779)	(57,870)

Property and equipment, net	$49,653	$71,174

The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the fiscal year ended March 31, 2012 or 2013.

Note 9.	Goodwill and intangibles

Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the fiscal years ended March 31, 2011, 2012, or 2013. There was no impairment of goodwill recorded in the fiscal year ended March 31, 2011, 2012, or 2013.

Changes in the carrying amount of goodwill are as follows (in thousands):

	As of March 31,
	2012	2013
Beginning of year	$61,729	$74,235
Goodwill acquired	12,506	21,305

Ending balance	$74,235	$95,540

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to ten years. As of March 31, 2013, the weighted average remaining useful life of acquired intangibles was approximately 5.5 years. As of March 31, 2013, the weighted average remaining useful life of internally developed intangibles was approximately 4.0 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of March 31, 2012			As of March 31, 2013
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$3,048	$(380)	$2,668	$6,438	$(1,018)	$5,420
Acquired intangibles:
Developed software	4.9	6,450	(2,567)	3,883	19,250	(4,659)	14,591
Customer relationships	7.5	11,900	(2,914)	8,986	12,700	(4,735)	7,965
Trademarks	3.7	2,700	(1,625)	1,075	4,200	(2,118)	2,082
Non-compete agreements	4.3	1,100	(393)	707	1,400	(633)	767
Customer contracts	4.9	5,199	(3,134)	2,065	5,199	(3,643)	1,556

Total other intangibles		$30,397	$(11,013)	$19,384	$49,187	$(16,806)	$32,381

Amortization expense for intangible assets for the fiscal years ended March 31, 2011, 2012, and 2013, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $4.7 million, $5.6 million, and $5.8 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of income for each of the following five fiscal years ending March 31, 2014 through 2018: $7.2 million, $7.0 million, $4.2 million, $3.7 million, and $3.2 million, respectively, and $4.6 million thereafter.

Note 10.	Investment in unconsolidated entity

On August 31, 2011, the Company entered into an agreement with UPMC to establish Evolent Health, Inc. (“Evolent”) for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% and has the right to appoint one person to Evolent’s board of directors. In addition, a member of the Company’s Board of Directors serves as the chief executive officer of Evolent. The Company exercises significant influence over Evolent, but does not control Evolent and is not the primary beneficiary of Evolent’s activities. The Company’s investment in Evolent is accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of income. As of March 31, 2013, the Company’s equity interest in Evolent was 31%. The decrease from the initial equity interest is due to the issuance of equity to Evolent employees pursuant to their equity incentive plan, as well as an additional equity investment from certain early customers in July 2012. This equity issuance resulted in a $1.1 million gain on the Company’s investment, which is included in equity in loss of unconsolidated entity on the accompanying consolidated statements of income for the fiscal year ended March 31, 2013. The Company’s proportionate share of the losses of Evolent during the fiscal years ended March 31, 2012 and March 31, 2013 was $1.3 million and $6.8 million, respectively. Evolent is in the early stages of its business plan and, as a result, the Company expects Evolent to incur losses and require additional funding in the future. The Company’s investment in Evolent is evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of March 31, 2013, the Company believes that no impairment charge is necessary.

The following is a summary of the financial position of Evolent, as of the dates presented (in thousands):

	As of
	March 31, 2012	March 31, 2013
Assets:
Cash	$14,807	$7,748
Other current assets	821	2,094
Property, plant and equipment, net	133	4,477
Intangible assets, net	2,755	2,017
Other non-current assets	1,019	4,077

Total assets	$19,535	$20,413

	As of
	March 31, 2012	March 31, 2013
Liabilities and Members’ Equity:
Deferred revenue	$200	$4,867
Accounts payable and accrued liabilities	669	6,849
Long-term liabilities	359	10,116
Member’s equity	18,307	(1,419)

Total liabilities and member’s equity	$19,535	$20,413

The following is a summary of the operating results of Evolent for the periods presented (in thousands):

	Year Ended March 31,
	2011	2012	2013
Revenue	$—	$1,480	$13,082
Operating expenses	—	(4,445)	(36,183)
Depreciation and amortization	—	(9)	(1,038)
Interest, net	—	7	(149)
Taxes	—	—	333

Net loss	$—	$(2,967)	$(23,955)

Note 11.	Other non-current assets

In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. A $0.1 million upward adjustment was made to the fair value of the warrants during the fiscal year ended March 31, 2013. The warrants are recorded at their fair value, which was $450,000 as of March 31, 2012 and $550,000 as of March 31, 2013, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the warrants is recorded in other income, net on the accompanying consolidated statements of income. For additional information regarding the fair value of these warrants, see Note 5, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of March 31, 2013 of $5.0 million is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of March 31, 2013, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the fiscal year ended March 31, 2012 or 2013.

Note 12.	Noncontrolling interest

On July 5, 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity is governed by a services agreement and other documents that provide the entity’s owners the conditional right to require the Company to purchase their ownership interests (“Put Option”) at any time after certain conditions have been satisfied through December 31, 2014. As of March 31, 2013, these conditions had not been satisfied. These agreements also provide the Company a conditional right to require the entity’s owners to sell their ownership interests to the Company (“Call Option”) at any time between July 5, 2013 and December 31, 2014. The equity interest in this entity is classified as a redeemable noncontrolling interest, which is presented outside of permanent equity as the redemption is not solely within the Company’s control. The redeemable noncontrolling interest is recorded at its initial fair value of $0.1 million and has not been subsequently adjusted, as management’s current judgment is that it is not probable that the Put Option will become exercisable prior to its expiration due to uncertainty in the achievement of certain performance conditions specified in the agreement. If the Put Option were to become exercisable in the future, the estimated maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be approximately $7.5 million, which would be recorded as a reduction to net income available to common stockholders in the period when it is determined that exercise of the Put Option is probable.

The Company has determined that this entity meets the definition of a variable interest entity over which it has significant influence and, as a result, has consolidated the results of this entity into its consolidated financial statements. Noncontrolling interests represent the entity’s owners’ claims on consolidated investments where the Company owns less than a 100% interest. As of March 31, 2013, the Company has a 0% ownership interest in this entity. The Company records these interests at their initial fair value, adjusting the basis prospectively for the noncontrolling holders’ share of the respective consolidated investments’ results of operations and applicable changes in ownership.

Note 13.	Revolving credit facility

On July 30, 2012, the Company entered into a $150.0 million five-year senior secured revolving credit facility under a credit agreement with a syndicate of lenders. The Company incurred financing fees of $0.8 million in relation to this transaction. Under the revolving credit facility, up to $150.0 million principal amount of borrowings and other credit extensions may be outstanding at any time, subject to compliance with specified financial ratios and the satisfaction of other customary conditions to borrowing. The maximum principal amount available under the credit agreement may be increased by up to an additional $50.0 million in minimum increments of $10.0 million at the Company’s election upon the satisfaction of specified conditions. The credit agreement contains a sublimit for up to $5.0 million principal amount of swing line loans outstanding at any time and a sublimit for the issuance of up to $10.0 million of letters of credit outstanding at any time. The facility loans may be borrowed, repaid and reborrowed from time to time during the term of the facility and will mature and be payable in full on July 30, 2017. Consequently, the amount outstanding under the revolving credit facility at the end of a period may not be reflective of the total amounts outstanding during such period.

Amounts borrowed under the revolving credit facility generally will bear interest at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.50% based on the Company’s total leverage ratio, or (b) an adjusted LIBO rate plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on the Company’s total leverage ratio. The Company is required to pay a commitment fee on the unutilized portion of the facility at an annual rate of between 0.25% and 0.40% based on the Company’s total leverage ratio.

As of March 31, 2013, there were no amounts outstanding under the revolving credit facility and $150.0 million was available for borrowing.

The Company is required under the revolving credit facility to satisfy three financial ratios on a quarterly basis. The Company was in compliance with these financial covenants as of March 31, 2013.

Note 14.	Stockholders’ equity

In April 2008, the Company’s Board of Directors authorized an increase in its cumulative share repurchase program to $350 million of the Company’s common stock. The Company repurchased 377,860 shares, 223,438 shares, and 385,314 shares of its common stock at a total cost of approximately $8.3 million, $6.6 million, and $18.0 million in the fiscal years ended March 31, 2011, 2012, and 2013, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of March 31, 2013 was 15,650,094 shares at a total cost of $340.9 million. All repurchases to date have been made in the open market and have been retired as of March 31, 2013. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of March 31, 2013, the remaining authorized repurchase amount was $9.1 million.

During the fiscal year ended March 31, 2013, the Company retired 13,650,094 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $70,000, treasury stock of $307.8 million, and retained earnings of $307.7 million. A total of 15,650,094 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.

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

Equity incentive plans

The Company issues awards, including stock options and RSUs, under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and 2009 Stock Incentive Plan (the “2009 Plan”), and issued such awards through September 11, 2009 under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”). Upon approval of the 2009 Plan by the Company’s stockholders on September 11, 2009, the 2006 Plan was frozen with respect to new awards.

On September 13, 2011, the Company’s stockholders approved an amendment to the 2009 Plan that increased the number of shares of common stock authorized for issuance under the plan by 2,500,000 shares. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan, as amended, may not exceed 4,610,000 shares, plus the number of shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and the number of shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2006 Plan and the 2009 Plan have a five-year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 3,200,000 shares, plus the number of shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven-year maximum contractual term. As of March 31, 2013, there were 1,627,405 shares available for issuance under the 2009 Plan and 845,302 shares available for issuance under the 2005 Plan.

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

Stock option activity. During the fiscal years ended March 31, 2011, 2012, and 2013, the Company granted 595,000, 601,412, and 361,844 stock options, respectively, with a weighted average exercise price of $17.38, $24.97, and $44.00, respectively. The weighted average fair values of the stock option grants are listed in the stock option valuation section below. During the fiscal years ended March 31, 2011, 2012, and 2013, participants exercised 1,211,282, 1,775,510, and 1,477,219 options for a total intrinsic value of $9.8 million, $27.1 million, and $44.3 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.

Restricted stock unit activity. During the fiscal years ended March 31, 2011, 2012, and 2013, the Company granted 532,628, 464,700, and 342,240 RSUs, respectively, the majority of which vest in four equal annual installments on the anniversary of the grant date. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted average grant date fair value of RSUs granted for the fiscal years ended March 31, 2011, 2012, and 2013 was $16.93, $24.81, and $44.39, respectively. During the fiscal years ended March 31, 2011, 2012, and 2013, participants vested in 239,640, 226,168, and 292,020 RSUs, respectively, for a total intrinsic value of $5.4 million, $7.2 million, and $13.6 million, respectively. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price at the vesting date. Of the RSUs vested in the fiscal years ended March 31, 2011, 2012, and 2013, 72,678, 75,662, and 89,155 shares, respectively, were withheld to satisfy minimum employee tax withholding.

The following table summarizes the changes in RSUs during the fiscal years ended March 31, 2011, 2012, and 2013 for all of the stock incentive plans described above.

	Year Ended March 31,
	2011		2012		2013
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	411,230	$18.24	664,218	$17.34	896,640	$20.77
Granted	532,628	$16.93	464,700	$24.81	342,240	$44.39
Forfeited	(40,000)	$17.66	(6,110)	$23.53	(3,654)	$19.98
Vested	(239,640)	$17.92	(226,168)	$18.92	(292,020)	$20.26

Non-vested, end of year	664,218	$17.34	896,640	$20.77	943,206	$29.50

Employee stock purchase plan

The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock.

Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 1,684,000 shares of the Company’s common stock are authorized under the ESPP. As of March 31, 2013, a total of 1,496,032 shares were available for issuance under the ESPP. During the fiscal years ended March 31, 2011, 2012, and 2013, the Company issued 8,672, 6,684, and 7,748 shares, respectively, under the ESPP at an average price of $22.12, $33.17, and $46.77 per share, respectively. The compensation expense related to the ESPP recorded in the fiscal years ended March 31, 2011, 2012, and 2013 was not material.

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

Stock option valuation

The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. The expected term for its stock options is determined through analysis of historical data on employee exercises, vesting periods of awards, and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury bonds issued with life terms similar to the expected life of the grant. Volatility is calculated based on historical volatility of the daily closing price of the Company’s common stock continuously compounded with a look-back period similar to the terms of the expected life of the grant. The Company has not declared or paid any cash dividends on its common stock since the closing of its initial public offering and does not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by the Company’s Board of Directors and would depend upon, among other factors, the Company’s earnings, financial condition, cash requirements, and contractual restrictions.

The following average key assumptions were used in the valuation of stock options granted in each respective period:

	Year Ended March 31,
	2011 (1)	2012	2013
Stock option grants:
Risk-free interest rate	0.8% – 2.56%	0.66% – 2.22%	0.43% – 1.15%
Expected lives in years	3.9	4.2	4.11
Expected volatility	36.7% – 42.1%	36.7% – 41.6%	33.2% – 40.7%
Dividend yield	0.0%	0.0%	0.0%
Weighted average exercise price of options granted	$17.38	$24.97	$44.00
Weighted average grant date fair value of options granted	$5.64	$8.24	$13.33
Number of shares granted	595,000	601,412	361,844

(1)	Includes 90,000 stock options that were issued with market-based conditions to a director. The Company calculated the fair value of these stock option awards on the date of grant at $4.91 per share using a lattice option-pricing model. The significant assumptions used were as follows: risk-free interest rate of 1.71%; expected term of 3.3 years; expected volatility of 38.35%; dividend yield of 0.0%; and a weighted average exercise price of $17.14 per share.

The following table summarizes the changes in common stock options during the fiscal years ended March 31, 2011, 2012, and 2013 for all of the stock incentive plans described above.

	Year Ended March 31,
	2011		2012		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,737,730	$15.91	5,059,198	$16.40	3,812,228	$17.05
Granted	595,000	17.38	601,412	24.98	361,844	44.00
Exercised	(1,211,282)	14.68	(1,775,510)	17.48	(1,477,219)	16.35
Forfeited	(62,250)	21.58	(72,872)	20.33	(4,500)	9.26

Outstanding, end of year	5,059,198	$16.40	3,812,228	$17.05	2,692,353	$21.06	(1)

Exercisable, end of year					1,158,249	$17.68	(2)

(1)	The weighted average remaining contractual term for the fiscal year ended March 31, 2013 is approximately 3 years and the aggregate intrinsic value is $84.7 million.
(2)	The weighted average remaining contractual term for the fiscal year ended March 31, 2013 is approximately 2 years and the aggregate intrinsic value is $40.4 million.

The aggregate intrinsic value shown in the footnotes of the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options as of March 31, 2013, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s common stock. During the fiscal years ended March 31, 2011, 2012, and 2013, 623,980, 729,182, and 710,972 options, respectively, vested with fair values of $2.5 million, $3.0 million, and $3.8 million, respectively.

The following table summarizes the exercise prices and contractual lives of all options outstanding under the stock incentive plans described above as of March 31, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years
$ 0.00 – $ 9.99	610,526	$9.26	2.1
10.00 – 19.99	846,083	16.71	2.3
20.00 – 29.99	866,400	23.94	3.2
30.00 – 39.99	7,500	34.06	3.7
40.00 – 49.99	361,844	44.00	4.8

$ 0.00 – $ 49.99	2,692,353	$21.06	2.9

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

Forfeitures

Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term, and can range from six months to four years. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company analyzes forfeiture rates using four separate groups, one group for members of the Company’s Board of Directors, two separate groups of executives based on seniority, and one group for general employees. Forfeiture rates for those groups are 0%, 1%, 5%, and 15%, respectively.

Compensation expense

The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs and for shares issued under the Company’s ESPP, for the fiscal years ended March 31, 2011, 2012, and 2013 (in thousands, except per share amounts):

	Year Ended March 31,
	2011	2012	2013
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,763	$3,440	$3,975
Member relations and marketing	1,663	2,133	2,643
General and administrative	4,366	6,413	7,295
Depreciation and amortization	—	—	—

Total costs and expenses	8,792	11,986	13,913

Operating income	(8,792)	(11,986)	(13,913)

Net income attributable to common stockholders	$(5,725)	$(7,359)	$(8,686)

Impact on diluted earnings per share	$(0.18)	$(0.21)	$(0.24)

There are no stock-based compensation costs capitalized as part of the cost of an asset.

Stock-based compensation expense by award type is shown below (in thousands):

	Year Ended March 31,
	2011	2012	2013
Stock-based compensation expense by award type:
Stock options	$3,590	$5,072	$5,000
Restricted stock units	5,202	6,914	8,913
Employee stock purchase rights	—	—	—

Total stock-based compensation	$8,792	$11,986	$13,913

As of March 31, 2013, $26.0 million of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a weighted average period of 1.4 years.

Tax benefits

The benefits of tax deductions in excess of recognized book compensation expense are reported as a financing cash inflow in the accompanying consolidated statements of cash flows. Approximately $2.6, $7.6 million, and $20.5 million of tax benefits associated with the exercise of employee stock options and restricted stock units were recorded as cash from financing activities in the fiscal years ended March 31, 2011, 2012, and 2013, respectively.

Note 16.	Income taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2011	2012	2013
Current	$11,202	$15,288	$16,998
Deferred	(1,511)	(85)	261

Provision for income taxes	$9,691	$15,203	$17,259

The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2011	2012	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	5.5	5.5	5.9
Tax-exempt interest income	(1.5)	(1.5)	(2.0)
Washington, D.C. QHTC income tax credits	(7.3)	(3.1)	(5.4)
Other permanent differences, net	3.2	2.7	4.0

Effective tax rate on continuing operations	34.9%	38.6%	37.5%

Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts on the accompanying consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2012	2013
Deferred income tax assets (liabilities):
Tax credit carryforwards	$7,320	$10,848
Deferred compensation accrued for financial reporting purposes	7,574	8,592
Stock-based compensation	7,221	8,548
Acquired net operating loss carryforwards	—	3,279
Reserve for uncollectible revenue	2,215	2,355
Acquired intangibles and goodwill	3,430	195
Other	468	778

Total deferred tax assets	28,228	34,595

Capitalized software development costs	(7,169)	(13,753)
Deferred incentive compensation and other deferred charges	(3,783)	(5,968)
Unrealized gains on available-for-sale securities	(654)	(680)
Depreciation	(1,712)	(2,417)
Other	—	(225)

Total deferred tax liabilities	(13,318)	(23,043)

Net deferred income tax assets	$14,910	$11,552

The net operating loss carryforwards are limited to $1.4 million per year in each of the first five years and then limited to $0.5 million per year in each of the next fifteen years. In estimating future tax consequences, the Company generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its estimated future taxable income will be sufficient for the full realization of its deferred income tax assets. The effect of future changes in existing laws or rates is not considered in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted.

The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits (of which the amount was $0 as of March 31, 2013 and 2012) will significantly change within the next twelve months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for the fiscal years ended March 31, 2011, 2012, or 2013. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2009.

Washington, D.C. income tax incentives

The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) provides regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (“QHTC”) doing business in the District of Columbia.

In February 2006, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the New E-conomy Transformation Act of 2000 had been accepted effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through calendar year 2008 and 6.0% thereafter, compared to 9.975% prior to this qualification. Under that Act, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits. As of March 31, 2013, the Company has $16.7 million of Washington, D.C. tax credits with expiration dates ranging from 2019 to 2023.

Note 17.	Commitments and contingencies

Operating leases

The Company leases its headquarters space under an operating lease (the “Lease”) that expires in 2019. Leasehold improvements related to leases are depreciated over the term of the Lease and totaled approximately $16.0 million, net, and $17.5 million, net, as of March 31, 2012 and 2013, respectively. The terms of the Lease contain provisions for rental escalation, and the Company is required to pay its portion of executory costs such as taxes, insurance, and operating expenses. The Company leases (under operating leases) regional office spaces in Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; San Francisco, California; Ann Arbor, Michigan; Plymouth Meeting, Pennsylvania; and London, England. The Company also leases office space in Chennai, India through its Indian subsidiary, ABCO Advisory Services India Private Ltd. The Texas leases expire in March 2021, the Tennessee leases in September 2017, the Illinois lease in September 2014, the California lease in July 2017, the Michigan lease in December 2014, the Pennsylvania lease in August 2014, the England lease in August 2012, and the India lease in December 2016. The Company recognized rental and executory expenses of $9.4 million, $11.9 million, and $14.2 million in the fiscal years ended March 31, 2011, 2012, and 2013, respectively, related to these leases. The Company subleases office space in Austin, Texas and in Nashville, Tennessee. The total of minimum rentals to be received in the future under noncancelable subleases as of March 31, 2013 is $0.6 million.

The following table details the future minimum lease payments under the Company’s current leases, excluding rental escalation and executory costs (in thousands):

Year Ending March 31,
2014	$12,537
2015	12,591
2016	12,363
2017	12,303
2018	11,446
Thereafter	19,662

Total	$80,902

Benefit plan

The Company sponsors a defined contribution 401(k) plan (the “401(k) Plan”) for all employees who have reached the age of 21. The Company provides discretionary matching contributions in the range of 0% to 100%, which percentage is determined by the Company after the end of the applicable plan year, of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the 401(k) Plan for the fiscal years ended March 31, 2011, 2012, and 2013 were approximately $2.2 million, $2.9 million, and $2.7 million, respectively.

Litigation

From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. As of March 31, 2013, the Company was not a party to, and its property was not subject to, any material legal proceedings.

Note 18.	Segments and geographic areas

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Under this definition, the Company contains two operating segments as of March 31, 2013. Both segments have similar economic characteristics, provide similar products and services sold to the same or very similar customers, and have similar sales and distribution procedures. Consequently, the Company has one reportable segment for financial statement purposes.

Substantially all of the Company’s identifiable assets are located in the United States. Disclosed in the following table is revenue information for each geographic area for the years ended March 31, 2011, 2012, and 2013 (in thousands):

	Year Ended March 31,
	2011	2012	2013
United States	$273,464	$357,937	$434,640
Other countries	9,975	12,408	16,197

Total revenue	$283,439	$370,345	$450,837

Note 19.	Related party transactions

The Company holds an investment in Evolent accounted for under the equity method of accounting (see Note 10, “Investment in unconsolidated entity).” On January 7, 2013, the Company purchased a convertible term note from Evolent in the aggregate principal amount of approximately $3.5 million. On March 22, 2013, the Company purchased an additional convertible term note from Evolent in the aggregate principal amount of approximately $0.9 million. The notes receivable totaling $4.4 million as of March 31, 2013 are recorded in other non-current assets on the accompanying consolidated balance sheets. The notes bear interest at a rate of 8% per year, with such interest accruing on a daily basis and compounded annually. All outstanding principal and interest is due from Evolent on or before July 7, 2014 unless converted into equity securities of Evolent prior to such date. The note receivable is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company believes that no such impairment indicators existed during the fiscal year ended March 31, 2013.

Note 20.	Quarterly financial data (unaudited)

Unaudited summarized financial data by quarter for the fiscal years ended March 31, 2012 and 2013 are as follows (in thousands, except per share amounts):

	Fiscal 2012 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$79,937	$91,467	$98,458	$100,483
Operating income	$5,132	$7,830	$12,510	$10,887
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	$5,929	$8,278	$14,135	$11,051
Net income from continuing operations	$3,709	$5,174	$7,912	$6,057
Net income from discontinued operations	$162	$29	$140	$2,110
Net income attributable to common stockholders	$3,871	$5,203	$8,052	$8,167
Earnings per share:
Basic	$0.12	$0.16	$0.24	$0.24
Diluted	$0.11	$0.15	$0.23	$0.23

	Fiscal 2013 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$104,142	$110,758	$116,231	$119,706
Operating income	$9,091	$12,221	$9,492	$12,662
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	$9,667	$12,909	$10,230	$13,264
Net income from continuing operations	$3,841	$7,373	$4,442	$6,399
Net income from discontinued operations	$—	$—	$—	$—
Net income attributed to common stockholders	$3,841	$7,481	$4,442	$6,399
Earnings per share:
Basic	$0.11	$0.22	$0.13	$0.18
Diluted	$0.11	$0.21	$0.12	$0.18

The Company revised certain items in the consolidated statements of cash flows for the fiscal year ended March 31, 2012, and certain quarters within fiscal year ended March 31, 2013, to correct an error in the classification of certain acquisition-related earn-out payments. The effect of the revision on fiscal 2012 periods is limited to the quarters ending September 30, 2011 and March 31, 2012, for which the impact of the revision is an increase in net cash flow from investing activities of $0.3 million and $4.6 million, respectively, a decrease in net cash flow from financing activities of $0.3 million and $4.6 million, respectively, and a decrease in net cash flow from operating activities of $0.0 million and $0.1 million, respectively. The effect of the revision on fiscal 2013 periods is limited to the quarters ending June 30, 2012 and September 30, 2012, for which the impact of the revision is an increase of net cash flows from investing activities of $0.4 million and $0.8 million, respectively, with a corresponding decrease in net cash flows from investing activities. The Company has concluded that the errors are not material to any of the previously reported interim financial statements. Nevertheless, the affected interim financial statements will be revised when reissued in future periodic filings. See Note 2, “Summary of significant accounting policies,” for additional information.

Note 21.	Subsequent events

On May 6, 2013, the Company purchased an additional convertible term note from Evolent in the aggregate principal amount of approximately $1.5 million. The note bears interest at a rate of 8% per year, with such interest accruing on a daily basis and compounded annually. All outstanding principal and interest is due from Evolent on or before July 7, 2014 unless converted into equity securities of Evolent prior to such date.

On May 8, 2013, the Company’s Board of Directors authorized an increase in its share repurchase program of repurchases of up to an additional $100 million of the Company’s common stock, bringing the total amount authorized that could be spent under the program to $450 million since its inception.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2013. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

No changes in our internal control over financial reporting occurred during fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

See “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders, referred to as the “2013 proxy statement,” which we will file with the SEC on or before 120 days after our 2013 fiscal year-end of March 31, 2013, and which appears in the 2013 proxy statement, including under the captions “Proposal No. 1—Election of Directors,” “Board Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics for our senior financial officers that applies to all of our senior financial officers, including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions. The code of ethics for our senior financial officers is available to the public in the “The Firm—Investor Relations—Governance” section of our website at www.advisory.com. Any person may request a copy of the code of ethics for our senior financial officers, without charge, by writing to us at The Advisory Board Company, 2445 M Street, N.W., Washington, D.C. 20037, Attention: Corporate Secretary. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for our senior financial officers by posting such information on our website.

Item 11. Executive Compensation.

Information required by this Item 11 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the captions “Board Corporate Governance Matters,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Potential Payments Upon Termination of Employment or Change of Control.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item 12 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the captions “Security Ownership” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the caption “Board Corporate Governance Matters.”

Item 14. Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the caption “Proposal No. 2—Ratification of the Selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending March 31, 2014.”

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2012 and 2013

Consolidated Statements of Income for the years ended March 31, 2011, 2012, and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2011, 2012, and 2013

Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2012, and 2013

Notes to Consolidated Financial Statements.

(2) Except as provided below, all financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II—Valuation and Qualifying Accounts

(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of The Advisory Board Company (the “Company”). Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.2*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.3*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.4*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6	Form of Indemnification Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.8*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.9*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Exhibit Number	Description of Exhibit

10.10*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.11*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.12*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.13*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008.

10.14*	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company’s filed with the Commission on July 28, 2011.

10.15*	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.16*	Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.17*	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.18*	Employment Agreement, dated as of September 12, 2008, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Amended and Restated Employment Agreement, entered into as of November 3, 2010, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2010.

10.20*	Employment Agreement, dated as of September 12, 2008, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.21*	Amended and Restated Employment Agreement, dated as of April 3, 2013, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

10.22*	Employment Agreement, dated as of September 12, 2008, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.23*	Amended and Restated Employment Agreement, dated as of April 3, 2013, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

10.24*	Executive Nonqualified Excess Plan of The Advisory Board Company, effective May 1, 2013. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

10.25	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.26	Agreement to Commercial Note and attachments thereto, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Exhibit Number	Description of Exhibit

10.27	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.28	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company (the “Collaboration Agreement”). Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

10.29	Letter agreement, dated February 4, 2010, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2009.

10.30	Letter agreement, dated November 7, 2011, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.31	Credit Agreement, dated as of July 30, 2012, among the Company, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the other agents party thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

10.32	Guaranty, dated as of July 30, 2012, by Advisory Board Investments, Inc. in favor of the Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

10.33	Pledge and Security Agreement, dated as of July 30, 2012, among the Company, Advisory Board Investments, Inc., and the Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

**101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and 2013, (ii) Consolidated Statements of Income for the years ended March 31, 2011, 2012, and 2013, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2011, 2012, and 2013, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2012, and 2013, and (v) Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

THE ADVISORY BOARD COMPANY

SCHEDULE II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Additions Charged to Revenue	Additions Charged to Other Accounts	Deductions From Reserve	Balance at End of Year
Year ended March 31, 2011 Allowance for uncollectible revenue	$3,612	$4,733	$—	$3,460	$4,885

	$3,612	$4,733	$—	$3,460	$4,885

Year ended March 31, 2012 Allowance for uncollectible revenue	$4,885	$4,640	$—	$3,985	$5,540

	$4,885	$4,640	$—	$3,985	$5,540

Year ended March 31, 2013 Allowance for uncollectible revenue	$5,540	$4,519	$—	$4,294	$5,765

	$5,540	$5,684	$—	$5,459	$5,765

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Advisory Board Company

Date: May 30, 2013	/s/ Robert W. Musslewhite

Robert W. Musslewhite,
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Robert W. Musslewhite	Chief Executive Officer and Chairman	May 30, 2013
Robert W. Musslewhite	(Principal Executive Officer)

/s/ Michael T. Kirshbaum	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2013
Michael T. Kirshbaum

/s/ Sanju K. Bansal	Director	May 30, 2013
Sanju K. Bansal

/s/ David L. Felsenthal	Director	May 30, 2013
David L. Felsenthal

/s/ Peter J. Grua	Director	May 30, 2013
Peter J. Grua

/s/ Kelt Kindick	Lead Director	May 30, 2013
Kelt Kindick

/s/ Mark R. Neaman	Director	May 30, 2013
Mark R. Neaman

/s/ Leon D. Shapiro	Director	May 30, 2013
Leon D. Shapiro

/s/ Frank J. Williams	Vice Chairman	May 30, 2013
Frank J. Williams

/s/ LeAnne M. Zumwalt	Director	May 30, 2013
LeAnne M. Zumwalt

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of The Advisory Board Company (the “Company”). Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.1*	The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.2*	Form of Term Sheet and Standard Terms and Conditions pursuant to The Advisory Board Company 2001 Stock-Based Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.3*	The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.4*	Form of Term Sheet and Standard Terms and Conditions for Director Non-qualified Stock Options pursuant to The Advisory Board Company Directors’ Stock Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.5	Form of Indemnity Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A filed with the Commission on August 22, 2001.

10.6	Form of Indemnification Agreement between the Company and certain officers, directors and employees. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.7*	Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

10.8*	The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005.

10.9*	Form of Standard Terms and Conditions for Restricted Stock Units pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.10*	Form of Restricted Stock Unit Award Agreement pursuant to The Advisory Board Company 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.11*	The Advisory Board Company 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2006.

10.12*	Form of Restricted Stock Award Agreement pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.13*	Form of Award Agreement for Non-qualified Stock Options pursuant to The Advisory Board Company 2005 and 2006 Stock Incentive Plans. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2008.

10.14*	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company filed with the Commission on July 28, 2011.

10.15*	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.16*	Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.17*	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2009.

10.18*	Employment Agreement, dated as of September 12, 2008, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19*	Amended and Restated Employment Agreement, entered into as of November 3, 2010, between the Company and Frank J. Williams. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2010.

10.20*	Employment Agreement, dated as of September 12, 2008, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.21*	Amended and Restated Employment Agreement, dated as of April 3, 2013, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

10.22*	Employment Agreement, dated as of September 12, 2008, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.23*	Amended and Restated Employment Agreement, dated as of April 3, 2013, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

10.24*	Executive Nonqualified Excess Plan of The Advisory Board Company, effective May 1, 2013. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

10.25	Agreement of Lease, dated October 20, 2003, between the Company and 2445 M Street Property LLC. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.26	Agreement to Commercial Note and attachments thereto, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.27	Investment Property Security Agreement, dated as of November 7, 2006, by and between SunTrust Bank, Merrill Lynch and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.28	Collaboration Agreement, dated as of February 6, 2007, between The Corporate Executive Board Company and the Company (the “Collaboration Agreement”). Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007. On May 27, 2008, the Commission granted confidential treatment with respect to certain portions of the Collaboration Agreement.

10.29	Letter agreement, dated February 4, 2010, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2009.

10.30	Letter agreement, dated November 7, 2011, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.31	Credit Agreement, dated as of July 30, 2012, among the Company, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the other agents party thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

10.32	Guaranty, dated as of July 30, 2012, by Advisory Board Investments, Inc. in favor of the Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

10.33	Pledge and Security Agreement, dated as of July 30, 2012, among the Company, Advisory Board Investments, Inc., and the Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

**101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and 2013, (ii) Consolidated Statements of Income for the years ended March 31, 2011, 2012, and 2013, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2011, 2012, and 2013, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2012, and 2013, and (v) Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.