Form 10-Q
period 2013-06-30
ADVISORY BOARD CO
filed 2013-08-09
CIK 1157377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, the registrant had outstanding 35,843,784 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,051	$57,829
Marketable securities, current	11,130	16,611
Membership fees receivable, net	387,217	370,321
Prepaid expenses and other current assets	19,897	15,477
Deferred income taxes, current	10,944	7,664

Total current assets	458,239	467,902
Property and equipment, net	77,377	71,174
Intangible assets, net	31,497	32,381
Deferred incentive compensation and other charges	77,459	73,502
Deferred income taxes, net of current portion	3,316	3,888
Marketable securities, net of current portion	151,913	140,228
Goodwill	95,540	95,540
Investment in unconsolidated entity	—	1,907
Related party note receivable	8,696	4,358
Other non-current assets	5,550	5,550

Total assets	$909,587	$896,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$411,645	$398,541
Accounts payable and accrued liabilities	68,911	75,089
Accrued incentive compensation	9,621	21,033

Total current liabilities	490,177	494,663
Deferred revenue, net of current portion	111,316	104,484
Other long-term liabilities	17,465	15,866

Total liabilities	618,958	615,013

Redeemable noncontrolling interest	100	100
The Advisory Board Company’s stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 35,748,798 and 35,138,465 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	357	351
Additional paid-in capital	390,627	375,622
Accumulated deficit	(98,274)	(95,809)
Accumulated other comprehensive (loss) income	(2,073)	1,261

Total stockholders’ equity controlling interest	290,637	281,425
Equity attributable to noncontrolling interest	(108)	(108)

Total stockholders’ equity	290,529	281,317

Total liabilities and stockholders’ equity	$909,587	$896,430

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2013	2012
Revenue	$123,216	$104,142

Costs and expenses:
Cost of services, excluding depreciation and amortization	65,950	58,366
Member relations and marketing	22,188	19,120
General and administrative	17,986	13,479
Depreciation and amortization	6,354	4,086

Operating income	10,738	9,091
Other income, net	523	576

Income before provision for income taxes and equity in loss of unconsolidated entity	11,261	9,667
Provision for income taxes	(4,335)	(3,702)
Equity in loss of unconsolidated entity	(3,233)	(2,124)

Net income before allocation to noncontrolling interest	3,693	3,841
Net loss attributable to noncontrolling interest	—	—

Net income attributable to common stockholders	$3,693	$3,841

Earnings per share:
Net income attributable to common stockholders per share — basic	$0.10	$0.11
Net income attributable to common stockholders per share — diluted	$0.10	$0.11

Weighted average number of shares outstanding:
Basic	35,488	34,179
Diluted	36,618	36,054

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,
	2013	2012
Net income attributable to common stockholders	$3,693	$3,841
Other comprehensive income:
Net unrealized (losses) gains on marketable securities, net of income taxes of (1,801) and 182 for the three months ended June 30, 2013 and 2012, respectively	(3,334)	338

Comprehensive income	$359	$4,179

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income before allocation to noncontrolling interest	$3,693	$3,841
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	6,354	4,086
Deferred income taxes	(907)	(379)
Excess tax benefits from stock-based awards	(8,314)	(7,875)
Stock-based compensation expense	4,659	3,506
Amortization of marketable securities premiums	692	455
Equity in loss of unconsolidated entity	3,233	2,124
Changes in operating assets and liabilities:
Membership fees receivable	(16,896)	(41,264)
Prepaid expenses and other current assets	3,894	(6,554)
Deferred incentive compensation and other charges	(3,957)	(7,861)
Deferred revenue	19,936	44,433
Accounts payable and accrued liabilities	(4,766)	10,414
Acquisition-related earn-out payments	(1,412)	(788)
Accrued incentive compensation	(11,412)	(12,042)
Other long-term liabilities	1,599	5,489

Net cash used in operating activities	(3,604)	(2,415)

Cash flows from investing activities:
Purchases of property and equipment	(10,718)	(7,694)
Capitalized external use software development costs	(955)	(834)
Loan to unconsolidated entity	(5,664)	—
Redemptions of marketable securities	7,800	—
Purchases of marketable securities	(19,824)	(26,614)

Net cash used in investing activities	(29,361)	(35,142)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	7,692	10,692
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(5,786)	(3,844)
Proceeds from issuance of common stock under employee stock purchase plan	126	77
Excess tax benefits from stock-based awards	8,314	7,875
Purchases of treasury stock	(6,159)	(2,999)

Net cash provided by financing activities	4,187	11,801

Net decrease in cash and cash equivalents	(28,778)	(25,756)
Cash and cash equivalents, beginning of period	57,829	60,642

Cash and cash equivalents, end of period	$29,051	$34,886

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business description and basis of presentation

The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provides best practices research and analysis, business intelligence and software tools, and management and advisory services through discrete programs to hospitals, health systems, pharmaceutical and biotech companies, health care insurers, medical device companies, and colleges, universities, and other health care focused and educational institutions. Members of each renewable membership program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, web-based access to the program’s content database, and software tools.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013. The unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and a consolidated variable interest entity. The Company uses the equity method to account for equity investments in instances in which it owns common stock or similar interests and has the ability to exercise significant influence, but not control, over the investee. Investments in which the Company has little or no influence are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2013 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three months ended June 30, 2013 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2014, or any other period.

Revision to balance sheet and statement of cash flows

The accompanying March 31, 2013 consolidated balance sheet has been adjusted to correct immaterial errors in the previously reported amounts of membership fees receivable and deferred revenue. This correction resulted in a increase in membership fees receivable of $18.7 million, an increase in current deferred revenue of $11.8 million, and an increase in deferred revenue, net of current of $6.9 million.

Similar errors affecting membership fees receivable and deferred revenue were identified and corrected in the accompanying consolidated statement of cash flows for the three months ended June 30, 2012. Specifically, membership fees receivable was decreased by $32.0 million and deferred revenue was decreased by the same amount.

These corrections have no effect on the previously reported consolidated statements of income or stockholders’ equity for any period. The errors affected only balances within changes in working capital reported in cash flows from operating activities. Total cash flows from operating activities was unaffected by the corrections.

Note 2.	Recent accounting pronouncements

New pronouncements issued but not effective until after June 30, 2013 are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or liquidity.

Note 3.	Acquisitions

ActiveStrategy

On October 1, 2012, the Company acquired for cash all of the issued and outstanding capital stock of ActiveStrategy, Inc. (“ActiveStrategy”), a Philadelphia-based performance improvement technology and consulting firm with innovative solutions for tracking and augmenting organizational effectiveness. This transaction enhances the Company’s existing performance improvement technology capabilities. The total purchase price, net of cash acquired, of $14.9 million consisted of an initial payment of $12.6 million of cash and an additional $2.3 million that has been placed into escrow and will be released by March 12, 2014 if specified indemnity conditions are satisfied. This indemnity escrow is not carried on the accompanying consolidated balance sheets.

The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of October 1, 2012. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $1.5 million was allocated to net acquired tangible assets, which consist of accounts receivable of $1.3 million, deferred tax assets, net of $0.9 million, and other current assets of $0.3 million, netted by $1.0 million of acquired deferred revenue. Of the total estimated purchase price, $5.5 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $3.0 million, customer relationship and employee related intangibles of $1.0 million, and trademarks of $1.5 million. The acquired intangible assets have estimated lives ranging from four years to eleven years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.2 years. Approximately $7.9 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling ActiveStrategy’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes.

The financial results of ActiveStrategy are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

360Fresh

On November 15, 2012, the Company acquired for cash all of the issued and outstanding capital stock of 360Fresh, Inc. (“360Fresh”), a provider of clinical data analytics. The transaction enhances the Company’s existing suite of physician performance management solutions through the addition of unique technology that transforms the data from medical records into actionable insights to improve patient quality, reduce costs, and enhance productivity for health systems. The total purchase price, net of cash acquired, of $19.5 million consisted of an initial payment of $13.6 million of cash, the fair value of estimated additional contingent cash payments of $2.5 million, and an additional $3.4 million placed into escrow, which will be released by May 15, 2014 if specified indemnity conditions are satisfied. This indemnity escrow is not carried on the accompanying consolidated balance sheets. The contingent cash payments, which will not exceed $8.0 million and have no guaranteed minimum, will become due and payable to the former stockholders of 360Fresh if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through August 15, 2014. A $0.3 million upward adjustment was made to the fair value of the liabilities for such contingent cash payments during the three months ended June 30, 2013. This adjustment was recorded in cost of services on the accompanying consolidated statements of income and increased the liability to $2.8 million as of June 30, 2013. See Note 4, “Fair value measurements,” for additional information.

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

Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members, that are exercisable for up to 6,015,000 of the shares of the entity, as certain performance criteria are met. The common stock warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the accompanying consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other income, net on the accompanying consolidated statements of income. See Note 10, “Other non-current assets,” for additional information. The fair value of these warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of the underlying value of the common shares of the entity that issued the warrants and the estimate of level of performance criteria that will be achieved. The entity that issued the warrants is privately held and the estimate of performance criteria to be met is specific to the Company. These inputs are unobservable and are considered key estimates made by the Company.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the three months ended June 30, 2013 or 2012.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of June 30,	Fair value measurement as of June 30, 2013 using fair value hierarchy
	2013	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$29,051	$29,051	$—	$—
Available-for-sale marketable securities (2)	163,043	163,043	—	—
Common stock warrants (3)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (4)	14,500	—	—	14,500

	Fair value as of March 31,	Fair value measurement as of March 31, 2013 using fair value hierarchy
	2013	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$57,829	$57,829	$—	$—
Available-for-sale marketable securities (2)	156,839	156,839	—	—
Common stock warrants (3)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (4)	15,200	—	—	15,200

(1)	Fair value is based on quoted market prices.
(2)	Fair value is determined using quoted market prices of the assets. For further detail, see Note 5, “Marketable securities.”
(3)	The fair value of the common stock warrants as of June 30, 2013 and March 31, 2013 was calculated to be $0.40 per share using a Black-Scholes-Merton model. The significant assumptions as of June 30, 2013 were as follows: risk-free interest rate of 1.7%; expected term of 5.97 years; expected volatility of 39.22%; dividend yield of 0.0%; weighted average share price of $1.00 per share; and expected warrants to become exercisable of approximately 1,400,000 shares. The significant assumptions as of March 31, 2013 were as follows: risk-free interest rate of 1.0%; expected term of 6.22 years; expected volatility of 39.38%; dividend yield of 0%; weighted average share price of $1.00 per share; and expected warrants to become exercisable of approximately 1,400,000 shares.
(4)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Common stock warrants

The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. There was no change in the fair value of the common stock warrants during the three months ended June 30, 2013 or 2012.

Contingent earn-out liabilities

The Company entered into an earn-out agreement in connection with its acquisition of Southwind on December 31, 2009. The additional contingent payments, which have no guaranteed maximum, become due and payable to the former owners of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. The fair value of the Southwind earn-out liability is impacted by changes in estimates regarding expected operating results, changes in the valuation of the Company’s stock price, and an applied discount rate, which was 14% as of June 30, 2013. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. On October 31, 2012, the Company transferred 112,408 shares of its common stock to the former owners of Southwind to satisfy the component of the contingent obligation payable in the Company’s common stock, which reduced the related earn-out liability by $5.4 million. As of June 30, 2013, $13.9 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of June 30, 2013, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $10.7 million, which will be paid at various intervals, if earned, over the evaluation periods which extend through December 31, 2014.

The Company entered into an earn-out agreement in connection with its acquisition of PivotHealth on August 1, 2011. The additional contingent cash payments, which have no guaranteed minimum or maximum, will become due and payable to the former owner of the PivotHealth business if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. The Company’s fair value estimate of the PivotHealth earn-out liability, which is payable in cash, was $2.9 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for PivotHealth as of June 30, 2013 was $1.0 million. The fair value of the PivotHealth earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 14.5% as of June 30, 2013.

The Company’s fair value estimate of the 360Fresh earn-out liability, which is payable in cash, was $2.5 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for 360Fresh as of June 30, 2013 was $2.8 million. The fair value of the 360Fresh earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 20.0% as of June 30, 2013. See Note 3, “Acquisitions,” for additional information regarding the 360Fresh acquisition and related earn-out liability.

Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Beginning balance	$15,200	$20,200
Fair value change in Southwind contingent earn-out liability (1)	400	3,800
Fair value change in Cielo contingent earn-out liability (1)	—	100
Fair value change in PivotHealth contingent earn-out liability (1)	—	(400)
Fair value change in 360Fresh contingent earn-out liability (1)	300	—
Southwind earn-out payment	(1,400)	(800)

Ending balance	$14,500	$22,900

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.

Non-financial assets and liabilities

Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the three months ended June 30, 2013 and 2012, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Note 5.	Marketable securities

The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of June 30, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$26,864	$27,844	$—	$979
Tax exempt obligations of states	136,179	138,392	1,481	3,695

	$163,043	$166,236	$1,481	$4,674

	As of March 31, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$25,430	$25,347	$83	$—
Tax exempt obligations of states	131,409	129,550	2,715	856

	$156,839	$154,897	$2,798	$856

The following table summarizes marketable securities maturities (in thousands):

	As of June 30, 2013
	Fair market value	Amortized cost
Matures in less than 1 year	$11,130	$11,070
Matures after 1 year through 5 years	52,091	51,439
Matures after 5 years through 10 years	66,443	68,297
Matures after 10 years through 20 years	33,379	35,430

	$163,043	$166,236

The following tables show the gross unrealized losses and fair value of the Company’s investments as of June 30, 2013 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government-sponsored enterprises	$26,864	$979	$—	$—	$26,864	$979
Tax exempt obligations of states	59,222	2,830	14,636	865	73,858	3,695

	$86,086	$3,809	$14,636	$865	$100,722	$4,674

There were no gross realized gains or losses on sales of available-for-sale investments during the three months ended June 30, 2013 or 2012. The weighted average maturity on all marketable securities held by the Company as of June 30, 2013 was approximately 6.7 years. Pre-tax net unrealized losses on the Company’s investments of $3.2 million as indicated above were caused by the increase in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, a gain of $0.1 million is related to investments that mature before June 30, 2014. The Company purchased certain of its investments at a premium or discount to their relative fair values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. There are fifteen tax exempt obligations of states and seven tax exempt obligations of U.S. government-sponsored enterprises with unrealized losses that have existed for less than one year. The Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2013. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income on the accompanying consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.

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

The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of income. Developed software obtained through acquisitions is amortized over its weighted average estimated useful life of approximately six years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization for the three months ended June 30, 2013 and 2012 was approximately $0.2 million and $0.2 million, respectively.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment for the periods presented. The amount of depreciation expense recognized on plant, property and equipment during the three months ended June 30, 2013 and 2012 was $2.4 million and $1.8 million, respectively.

Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of June 30, 2013 and March 31, 2013, the carrying value of internally developed capitalized software was $32.4 million and $28.3 million, respectively. Amortization expense for internally developed capitalized software for the three months ended June 30, 2013 and 2012, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.9 million and $0.9 million, respectively. Property and equipment consists of the following (in thousands):

	As of
	June 30, 2013	March 31, 2013
Leasehold improvements	$32,263	$29,953
Furniture, fixtures, and equipment	37,520	36,502
Software	69,979	62,589

Property and equipment, gross	139,762	129,044
Accumulated depreciation and amortization	(62,385)	(57,870)

Property and equipment, net	$77,377	$71,174

The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the three months ended June 30, 2013 or 2012.

Note 7.	Goodwill and intangibles

Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended June 30, 2013 or 2012. There was no impairment of goodwill recorded in the three months ended June 30, 2013 or 2012.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to ten years. As of June 30, 2013, the weighted average remaining useful life of acquired intangibles was approximately 5.3 years. As of June 30, 2013, the weighted average remaining useful life of internally developed intangibles was approximately 3.9 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of June 30, 2013			As of March 31, 2013
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$7,392	$(1,240)	$6,152	$6,438	$(1,018)	$5,420
Acquired intangibles:
Developed software	4.9	19,250	(5,464)	13,786	19,250	(4,659)	14,591
Customer relationships	7.5	12,700	(5,212)	7,488	12,700	(4,735)	7,965
Trademarks	3.7	4,200	(2,258)	1,942	4,200	(2,118)	2,082
Non-compete agreements	4.3	1,400	(700)	700	1,400	(633)	767
Customer contracts	4.9	5,199	(3,770)	1,429	5,199	(3,643)	1,556

Total other intangibles		$50,141	$(18,644)	$31,497	$49,187	$(16,806)	$32,381

Amortization expense for intangible assets for the three months ended June 30, 2013 and 2012, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.8 million and $1.2 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of income for the remaining nine months of the fiscal year ending March 31, 2014 and for each of the following five fiscal years ending March 31, 2015 through 2018: $5.5 million, $7.1 million, $4.3 million, $3.8 million, and $3.4 million, respectively, and $4.6 million thereafter.

Note 8.	Investment in unconsolidated entity

On August 31, 2011, the Company entered into an agreement with UPMC to establish Evolent Health, Inc. (“Evolent”) for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% and has the right to appoint one person to Evolent’s board of directors. In addition, a member of the Company’s Board of Directors serves as the chief executive officer of Evolent. The Company exercises significant influence over Evolent, but does not control Evolent and is not the primary beneficiary of Evolent’s activities. The Company’s investment in Evolent is accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of income. As of June 30, 2013, the Company’s equity interest in Evolent was 31%. The decrease from the initial equity interest is due to the issuance of equity to Evolent employees pursuant to their equity incentive plan, as well as an additional equity investment from certain early customers in July 2012.

The Company’s proportionate share of the losses recognized by Evolent during the three months ended June 30, 2013 exceeded the Company’s investment balance. As a result, a portion of the Company’s proportionate losses was applied to the Company’s note receivable from Evolent at a rate consistent with the Company’s interest in Evolent’s outstanding debt, or 44% as of June 30, 2013. During the three months ended June 30, 2013, the Company recorded $1.9 million in losses against the Company’s investment in Evolent and $1.3 million in losses against the note receivable balance included in other non-current assets on the accompanying consolidated balance sheets. During the three months ended June 30, 2012, the Company’s proportionate share of the losses of Evolent was $2.1 million. Evolent is in the early stages of its business plan and, as a result, the Company expects Evolent to continue to incur losses and require additional funding in the future.

The following is a summary of the financial position of Evolent, as of the dates presented (in thousands):

	As of
	June 30, 2013	March 31, 2013
Assets:
Current assets	$14,982	$9,842
Non-current assets	15,989	10,571

Total assets	$30,971	$20,413

Liabilities and Members’ Equity:
Current liabilities	$18,409	$11,716
Non-current liabilities	23,110	10,116

Total liabilities	$41,519	$21,832
Members’ equity	(10,548)	(1,419)

Total liabilities and members’ equity	$30,971	$20,413

The following is a summary of the operating results of Evolent for the periods presented (in thousands):

	Three Months Ended June 30,
	2013	2012
Revenue	$7,526	$70
Operating expenses	(16,029)	(5,217)
Depreciation and amortization	(396)	(303)
Interest, net	(259)	4
Taxes	—	—

Net loss	$(9,158)	$(5,446)

Note 9.	Related party note receivable

The Company holds an investment in Evolent accounted for under the equity method of accounting (see Note 8, “Investment in unconsolidated entity”). As of June 30, 2013, the Company holds a $10.0 million convertible term note from Evolent which bears interest at a rate of 8% per year, with such interest accruing on a daily basis and compounded annually. All outstanding principal and interest under the note will be due and payable by Evolent on or before July 7, 2014 unless the note is converted into equity securities of Evolent prior to such date. The carrying balance of the note receivable was decreased by $1.3 million during the three months ended June 30, 2013 to reflect the Company’s proportion of Evolent’s losses after the Company’s equity investment balance was reduced to zero (see Note 8, “Investment in unconsolidated entity”). The note receivable is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended June 30, 2013.

Note 10.	Other non-current assets

In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. The warrants are recorded at their fair value, which was $550,000 as of June 30, 2013 and March 31, 2013, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the warrants is recorded in other income, net on the accompanying consolidated statements of income. For additional information regarding the fair value of these warrants, see Note 4, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of June 30, 2013 of $5.0 million is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of June 30, 2013, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended June 30, 2013 or 2012.

Note 11.	Noncontrolling interest

On July 5, 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity is governed by a services agreement and other documents that provide the entity’s owners the conditional right to require the Company to purchase their ownership interests (“Put Option”) at any time after certain conditions have been satisfied through December 31, 2014. As of June 30, 2013, these conditions had not been satisfied. These agreements also provide the Company a conditional right to require the entity’s owners to sell their ownership interests to the Company (“Call Option”) at any time between July 5, 2013 and December 31, 2014. The equity interest in this entity is classified as a redeemable noncontrolling interest, which is presented outside of permanent equity as the redemption is not solely within the Company’s control. The redeemable noncontrolling interest is recorded at its initial fair value of $0.1 million and has not been subsequently adjusted, as management’s current judgment is that it is not probable that the Put Option will become exercisable prior to its expiration due to uncertainty in the achievement of certain performance conditions specified in the agreement. If the Put Option were to become exercisable in the future, the estimated maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be approximately $7.5 million, which would be recorded as a reduction to net income available to common stockholders in the period when it is determined that exercise of the Put Option is probable.

The Company has determined that this entity meets the definition of a variable interest entity over which it has significant influence and, as a result, has consolidated the results of this entity into its consolidated financial statements. Noncontrolling interest represent the entity’s owners’ claims on consolidated investments where the Company owns less than a 100% interest. As of June 30, 2013, the Company has a 0% ownership interest in this entity. The Company records these interests at their initial fair value, adjusting the basis prospectively for the noncontrolling holders’ share of the respective consolidated investments’ results of operations and applicable changes in ownership.

Note 12.	Revolving credit facility

In July 2012, the Company entered into a $150.0 million five-year senior secured revolving credit facility under a credit agreement with a syndicate of lenders. Under the revolving credit facility, up to $150.0 million principal amount of borrowings and other credit extensions may be outstanding at any time, subject to compliance with specified financial ratios and the satisfaction of other customary conditions to borrowing. The maximum principal amount available under the credit agreement may be increased by up to an additional $50.0 million in minimum increments of $10.0 million at the Company’s election upon the satisfaction of specified conditions. The credit agreement contains a sublimit for up to $5.0 million principal amount of swing line loans outstanding at any time and a sublimit for the issuance of up to $10.0 million of letters of credit outstanding at any time. The facility loans may be borrowed, repaid and reborrowed from time to time during the term of the facility and will mature and be payable in full on July 30, 2017. Consequently, the amount outstanding under the revolving credit facility at the end of a period may not be reflective of the total amounts outstanding during such period.

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

As of June 30, 2013, there were no amounts outstanding under the revolving credit facility and $150.0 million was available for borrowing.

The Company is required under the revolving credit facility to satisfy three financial ratios on a quarterly basis. The Company was in compliance with these financial covenants as of June 30, 2013.

Note 13.	Stockholders’ equity

On May 8, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $100 million of the Company’s common stock under its share repurchase program, bringing the total authorized repurchase amount under the program to $450 million since its inception. The Company repurchased 118,880 shares and 62,837 shares of its common stock at a total cost of approximately $6.2 million and $3.0 million in the three months ended June 30, 2013 and 2012, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of June 30, 2013 was 15,768,974 shares at a total cost of $347.1 million. All repurchases to date have been made in the open market and all repurchased shares have been retired as of June 30, 2013. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of June 30, 2013, the remaining authorized repurchase amount was $102.9 million.

During the three months ended June 30, 2013, the Company retired 118,880 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $1,000, treasury stock of $6.2 million, and retained earnings of $6.2 million. A total of 15,768,974 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.

Note 14.	Stock-based compensation

The following table summarizes the changes in common stock options granted under the Company’s stock incentive plans during the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding, April 1	2,692,353	$21.06	3,812,228	$17.04
Granted	418,440	47.87	347,760	43.83
Exercised	(507,844)	15.16	(686,760)	15.57
Forfeited	(31,116)	29.36	(4,500)	9.26
Cancellations	—	—	—	—

Outstanding, June 30	2,571,833	$26.49	3,468,728	$20.03

Exercisable, June 30	1,460,805	$18.29

The weighted average fair value of the options granted during the three months ended June 30, 2013 is estimated at $13.00 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 0.5%, an expected life of approximately four years, volatility of 33.20%, and dividend yield of 0% over the expected life of the option.

The following table summarizes the changes in restricted stock units (“RSUs”) granted under the Company’s stock incentive plans during the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	Number of RSUs	Weighted average grant date fair value	Number of RSUs	Weighted average grant date fair value
Non-vested, April 1	943,206	$29.50	896,640	$20.77
Granted	378,592	48.30	297,872	43.86
Forfeited	(12,674)	29.72	(2,904)	22.75
Vested	(339,710)	26.50	(273,444)	19.78

Non-vested, June 30	969,414	$37.89	918,164	$27.97

The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs, for the three months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2013	2012
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,405	$1,004
Member relations and marketing	976	678
General and administrative	2,278	1,824
Depreciation and amortization	—	—

Total costs and expenses	4,659	3,506

Income from operations	(4,659)	(3,506)

Net income	$(2,865)	$(2,163)

Impact on diluted earnings per share	$(0.08)	$(0.06)

There are no stock-based compensation costs capitalized as part of the cost of an asset.

As of June 30, 2013, $44.4 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 3.0 years.

Note 15.	Income taxes

The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for the three months ended June 30, 2013 or 2012. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2008.

Note 16.	Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for the three months ended June 30, 2012 includes contingently issuable shares related to the component of the Southwind earn-out settled in stock. For additional information regarding these shares, see Note 4, “Fair value measurements.”

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Basic weighted average common shares outstanding	35,488	34,179
Effect of dilutive outstanding stock-based awards	1,130	1,763
Dilutive impact of earn-out liability	—	112

Diluted weighted average common shares outstanding	36,618	36,054

In the three months ended June 30, 2013 and 2012, 0.7 million and 0.3 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

Note 17.	Subsequent events

On July 8, 2013, the Company completed the acquisition for cash of a technology firm to supplement its existing physician referral programs and to provide new growth opportunities. The total purchase price consists of $11.5 million, a portion of which is reserved in escrow to secure indemnification and other obligations. The Company is in the process of finalizing the purchase price allocation and valuation of certain intangible assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its subsidiaries.

Our fiscal year ends on March 31. Fiscal 2014 is our fiscal year ending on March 31, 2014.

This management’s discussion and analysis of financial condition and results of operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2013, or the “2013 Form 10-K,” filed with the Securities and Exchange Commission, or “SEC.” We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.

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

Our four key areas of focus for fiscal 2014 are to continue to deliver world-class programs that drive significant returns for our members and ensure member loyalty through outstanding value delivery; to make select investments to capture the unique opportunities presented by current health care and education market conditions, through developing and launching new programs and acquiring products, services, and technologies that improve performance for our members; to further align our internal sales and account management functions to allow us to serve members more effectively and to develop deeper and more powerful commercial relationships across our portfolio; and to attract, cultivate, engage, and retain world-class talent across our organization. Success in all of these areas requires very strong execution across our business, and we have a heavy focus on setting each team up to manage against and attain high goals in each area of our operations.

Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as quality content on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 18.3% in the three months ended June 30, 2013 over the prior year period. Our contract value increased 15.6% to $475.8 million as of June 30, 2013 from $411.6 million as of June 30, 2012. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.

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

Critical Accounting Policies

Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, or “GAAP,” require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. In our 2013 Form 10-K, we have discussed those material accounting policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our fiscal year ended March 31, 2013.

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

Results of Operations

The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	53.5%	56.0%
Member relations and marketing	18.0%	18.4%
General and administrative	14.6%	12.9%
Depreciation and amortization	5.2%	4.0%

Total costs and expenses	91.3%	91.3%

Operating income	8.7%	8.7%
Other income, net	0.4%	0.6%

Income before provision for income taxes and equity in loss of unconsolidated entity	9.1%	9.3%
Provision for income taxes	(3.5)%	(3.6)%
Equity in loss of unconsolidated entity	(2.6)%	(2.0)%

Net income before allocation to noncontrolling interest	3.0%	3.7%
Net loss attributable to noncontrolling interest	0.0%	0.0%

Net income attributable to common stockholders	3.0%	3.7%

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Net income attributable to common stockholders. Net income attributable to common stockholders was $3.7 million in the three months ended June 30, 2013 compared to $3.8 million in the three months ended June 30, 2012. The slight decrease in net income was primarily attributable to an increase in cost of services of $7.6 million incurred for new and growing programs, increases of $4.5 million in general and administrative expenses related to increases in investments in our information technology infrastructure to support our growing employee base and number of office locations, increases of $3.1 million in marketing and member relations costs attributable to the addition of new sales teams, an increase of $2.3 million in depreciation and amortization, and a $1.1 million increase in our proportionate share of the net loss of Evolent Health, or “Evolent.” The effect of these factors was partially offset by an 18.3% increase in revenues and a $2.8 million decrease in fair value charges related to acquisition-related earn-out liabilities as compared to the prior year period.

Adjusted net income, non-GAAP earnings per diluted share, and adjusted EBITDA. Adjusted net income increased to $11.4 million in the three months ended June 30, 2013 from $11.1 million in the three months ended June 30, 2012, while adjusted EBITDA increased 11.2% to $22.5 million in the three months ended June 30, 2013 from $20.2 million in the three months ended June 30, 2012. The increases in adjusted net income and adjusted EBITDA were due to increased revenue, the effect of which was partially offset by the costs of new and growing programs, increased investment in our general and administrative infrastructure to support our growing employee base, and an increase in the number of new sales teams.

Revenue. Total revenue increased 18.3% to $123.2 million in the three months ended June 30, 2013 from $104.1 million in the three months ended June 30, 2012, while contract value increased 15.6% to $475.8 million as of June 30, 2013 from $411.6 million as of June 30, 2012. The increases in revenue and contract value were primarily attributable to the introduction and expansion of new programs, including our fiscal 2013 acquisitions of ActiveStrategy, Inc. and 360Fresh, Inc., our cross-selling of existing programs to existing members, and, to a lesser degree, price increases. We offered 58 membership programs as of June 30, 2013 compared to 54 membership programs as of June 30, 2012.

Cost of services. Cost of services increased to $66.0 million in the three months ended June 30, 2013 from $58.4 million in the three months ended June 30, 2012. As a percentage of revenue, cost of services decreased to 53.5% for the three months ended June 30, 2013 from 56.0% for the three months ended June 30, 2012. The increase of $7.6 million in cost of services for the three months ended June 30, 2013 was primarily due to growth and expansion of our Crimson and Southwind programs, as well as our 2013 acquisitions of ActiveStrategy and 360Fresh. Cost of services also reflects increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. These increases were partially offset by a difference in fair value charges of $2.8 million relating to our acquisition-related earn-out liabilities.

Member relations and marketing. Member relations and marketing expense increased 16.0% to $22.2 million in the three months ended June 30, 2013 from $19.1 million in the three months ended June 30, 2012. As a percentage of revenue, member relations and marketing expense decreased to 18.0% in the three months ended June 30, 2013 from 18.4% in the three months ended June 30, 2012. The increase in member relations and marketing expense was primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base.

General and administrative. General and administrative expense increased to $18.0 million in the three months ended June 30, 2013 from $13.5 million in the three months ended June 30, 2012. As a percentage of revenue, general and administrative expense increased to 14.6% in the three months ended June 30, 2013 from 12.9% in the three months ended June 30, 2012. The increase of $4.5 million in general and administrative costs for the three months ended June 30, 2013 was primarily attributable to increased information technology and infrastructure expense to support our growing employee base and number of office locations, and increased investments in our new product development and corporate development groups.

Depreciation and amortization. Depreciation expense increased to $6.4 million, or 5.2% of revenue, in the three months ended June 30, 2013, from $4.1 million, or 4.0% of revenue, in the three months ended June 30, 2012. The increase in depreciation and amortization was primarily due to increased amortization expense from developed capitalized internal-use software tools, the ActiveStrategy and 360Fresh acquisitions, and depreciation on our newly renovated Austin, Texas, San Francisco, California, and Nashville, Tennessee offices and on an expansion floor of our Washington, D.C. headquarters.

Other income, net. Other income, net was $0.5 million in the three months ended June 30, 2013, compared to $0.6 million in the three months ended June 30, 2012. Other income, net consists of interest income and foreign exchange transaction gains and losses. Interest income was $0.8 million in both the three months ended June 30, 2013 and 2012. We recognized foreign exchange transaction losses of $0.2 million during the three months ended June 30, 2013 and 2012 as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During the three months ended June 30, 2013, we recognized $0.1 million in fees under our revolving credit facility.

Provision for income taxes. Our provision for income taxes was $4.3 million and $3.7 million in the three months ended June 30, 2013 and 2012, respectively. Our effective tax rate in the three months ended June 30, 2013 was 38.5% compared to 38.3% in the three months ended June 30, 2012.

Equity in loss of unconsolidated entity. Our proportionate share of the losses of Evolent during the three months ended June 30, 2013 and 2012 was $3.2 million and $2.1 million, respectively. Evolent was established in August 2011 and continues to operate as an early-stage business. As a result, we expect Evolent to incur losses and require additional funding in the future.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans for the three months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2013	2012
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,405	$1,004
Member relations and marketing	976	678
General and administrative	2,278	1,824
Depreciation and amortization	—	—

Total costs and expenses	4,659	$3,506

Operating income	(4,659)	$(3,506)

Net income attributable to common stockholders	$(2,865)	$(2,163)

Impact on diluted earnings per share	$(0.08)	$(0.06)

There are no stock-based compensation costs capitalized as part of the cost of an asset.

As of June 30, 2013, $44.4 million of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a weighted average period of 3.0 years.

Non-GAAP Financial Measures

The tables below present information for the periods indicated about our adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” for the three months ended June 30, 2013 and 2012 as net income attributable to common stockholders before adjustment for the items set forth in the first table below. We define “adjusted net income” for the three months ended June 30, 2013 and 2012 as net income attributable to common stockholders excluding the net of tax effect of the items set forth in the second table below. We define “non-GAAP earnings per diluted share” for the three months ended June 30, 2013 and 2012 as earnings per diluted share excluding the net of tax effect of the items set forth in the third table below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Presentation” in our 2013 Form 10-K for our reasons for including these financial measures in this report and for a description of material limitations with respect to the usefulness of such measures.

A reconciliation of adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share to the most directly comparable GAAP financial measures is provided below (in thousands, except per share data).

	Three Months Ended June 30,
	2013	2012
Net income attributable to common stockholders	$3,693	$3,841
Equity in loss of unconsolidated entity	3,233	2,124
Provision for income taxes	4,335	3,702
Other income, net	(523)	(576)
Depreciation and amortization	6,354	4,086
Fair value adjustments to acquisition-related earn-out liabilities	700	3,500
Share-based compensation expense	4,659	3,506

Adjusted EBITDA	$22,451	$20,183

	Three Months Ended June 30,
	2013	2012
Net income attributable to common stockholders	$3,693	$3,841
Equity in loss of unconsolidated entity	3,233	2,124
Amortization of acquisition-related intangibles, net of tax	1,136	790
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	431	2,160
Share-based compensation expense, net of tax	2,865	2,163

Adjusted net income	$11,358	$11,078

	Three Months Ended June 30,
	2013	2012
GAAP earnings per diluted share	$0.10	$0.11
Equity in loss of unconsolidated entity	0.09	0.06
Amortization of acquisition-related intangibles, net of tax	0.03	0.02
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	0.01	0.06
Share-based compensation expense, net of tax	0.08	0.06

Non-GAAP earnings per diluted share	$0.31	$0.31

Liquidity and Capital Resources

Cash flows generated from operating activities represent our primary source of liquidity. We believe that existing cash, cash equivalents, marketable securities balances, and operating cash flows will be sufficient to support our expected operating and capital expenditures, as well as share repurchases, for at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $192.1 million as of June 30, 2013 and $214.7 million as of March 31, 2013. We expended $6.2 million and $3.0 million in cash to purchase shares of our common stock through our share repurchase program during the three months ended June 30, 2013 and 2012, respectively. We had no long-term indebtedness as of June 30, 2013 or March 31, 2013.

Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the first quarter of our fiscal year typically provides the lowest quarterly cash flows from operations. Net cash flows used in operating activities were $3.6 million in the three months ended June 30, 2013, compared to net cash flows used in operating activities of $2.4 million in the three months ended June 30, 2012. The increase in net cash flows used in operating activities during the current period was primarily due to the payment of certain acquisition-related earn-out payments made during the three months ended June 30, 2013.

Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $29.4 million and $35.1 million in the three months ended June 30, 2013 and 2012, respectively. Investing activities during the three months ended June 30, 2013 consisted of the net purchases of marketable securities of $12.0 million, capital expenditures of $11.7 million, and the purchase of $5.7 million in notes receivable from Evolent. Investing activities during the three months ended June 30, 2012 consisted primarily of capital expenditures of $8.5 million and the net purchases of marketable securities of $26.6 million.

Cash flows from financing activities. We had net cash flows provided by financing activities of $4.2 million and $11.8 million in the three months ended June 30, 2013 and 2012, respectively. Cash flows from financing activities during the three months ended June 30, 2013 primarily consisted of $8.3 million in additional tax benefits related to share-based compensation arrangements and $7.7 million of proceeds from the issuance of common stock upon the exercise of stock options, offset in part by $6.2 million of share repurchase activity and $5.8 million in shares withheld to satisfy the minimum employee tax withholding for certain vested restricted stock units. Financing activities during the three months ended June 30, 2012 primarily consisted of $10.7 million of proceeds from the issuance of common stock upon the exercise of stock options and $7.9 million in additional tax benefits related to share-based compensation arrangements, offset in part by $3.0 million of share repurchase activity and $3.8 million in shares withheld to satisfy the minimum employee tax withholding for certain vested restricted stock units. We repurchased 118,880 shares at a total cost of approximately $6.2 million and 62,837 shares at a total cost of approximately $3.0 million in the three months ended June 30, 2013 and 2012, respectively, pursuant to our share repurchase program.

Revolving credit facility. In July 2012, we obtained a $150.0 million five-year senior secured revolving credit facility under a credit agreement with a syndicate of lenders that can be used to finance working capital needs and for general corporate purposes, including permitted acquisitions. The credit facility may be increased at our request by up to an additional $50.0 million in minimum increments of $10.0 million upon the satisfaction of specified conditions. The credit agreement contains a sublimit for up to $5.0 million principal amount of swing line loans outstanding at any time and a sublimit for the issuance of up to $10.0 million of letters of credit outstanding at any time. As of June 30, 2013, there were no amounts outstanding under the credit facility and $150.0 million was available for borrowing thereunder.

The facility loans may be borrowed, repaid, and reborrowed from time to time during the term of the facility and will mature and be payable in full on July 30, 2017. Borrowings on the credit facility, if any, will bear interest at an amount based on either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.50% based on our total leverage ratio, or (b) an adjusted LIBO rate plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on our total leverage ratio. The facility contains customary affirmative and negative covenants. We are also required to maintain a maximum total leverage ratio of less than 3.5 to 1, a maximum senior secured leverage ratio of less than 2.5 to 1, and a minimum interest coverage ratio of greater than 3 to 1 for each of our fiscal quarters for the period of four consecutive fiscal quarters ending with the end of each such fiscal quarter. We were in compliance with each of these financial covenants as of June 30, 2013.

Contractual Obligations

Our 2013 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2013. Our December 2009 acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of June 30, 2013, based on current facts and circumstances, we have increased the estimated aggregate fair value of this contingent obligation to $24.6 million, which will be paid at various intervals, if earned, over evaluation periods beginning on the acquisition date and extending through December 31, 2014. As of June 30, 2013, $13.9 million has been earned and paid to the former owners.

Our August 2011 acquisition of PivotHealth included a contingent obligation to make additional cash payments if certain revenue targets were achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. As of June 30, 2013, the estimated aggregate fair value of the contingent obligation for PivotHealth was $1.0 million.

Our November 2012 acquisition of 360Fresh included a contingent obligation to make additional cash payments if certain revenue targets were achieved over evaluation periods beginning at the acquisition date and extending through August 15, 2014. As of June 30, 2013, the estimated aggregate fair value of the contingent obligation for 360Fresh was $2.8 million.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of June 30, 2013, our marketable securities consisted of $136.2 million in tax-exempt notes and bonds issued by various states and $26.8 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of June 30, 2013 was approximately 6.7 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Because of the nature of our investments, we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K, as we believe the effect of interest rate fluctuations would not be material.

Foreign currency risk. Our international operations, which account for approximately 4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recorded foreign exchange transaction losses of $0.2 million during the three months ended June 30, 2013 and 2012, which are included in other income, net in our consolidated statements of income. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial position as of June 30, 2013.

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

As discussed in this report, our actual results could differ materially from the results expressed or implied in our forward-looking statements. There have been no material changes in our risk factors from those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The risks described in our 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, and to $450 million in May 2013. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for our first quarter of fiscal 2014 follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1 to April 30, 2013	—	$—	—	$109,091,888
May 1 to May 31, 2013	48,780	$50.38	48,780	$106,634,109
June 1 to June 30, 2013	70,100	$52.79	70,100	$102,933,721

Total	118,880	$51.80	118,880

As of June 30, 2013, we had repurchased a total of 15,768,974 shares under our repurchase program since the program’s inception.

Item 6.	Exhibits.

(a) Exhibits:

10.21	Amended and Restated Employment Agreement, dated as of April 3, 2013, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

10.23	Amended and Restated Employment Agreement, dated as of April 3, 2013, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

10.24	Executive Nonqualified Excess Plan of The Advisory Board Company, effective May 1, 2013. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2012, (ii) Unaudited Consolidated Statements of Income for the Three Months Ended June 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the Three months Ended June 30, 2013 and 2012, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: August 9, 2013	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.21	Amended and Restated Employment Agreement, dated as of April 3, 2013, between the Company and Robert W. Musslewhite. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

10.23	Amended and Restated Employment Agreement, dated as of April 3, 2013, between the Company and David L. Felsenthal. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

10.24	Executive Nonqualified Excess Plan of The Advisory Board Company, effective May 1, 2013. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2012, (ii) Unaudited Consolidated Statements of Income for the Three Months Ended June 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012, and (iv) Notes to Unaudited Consolidated Financial Statements.