Form 10-Q
period 2013-09-30
ADVISORY BOARD CO
filed 2013-11-12
CIK 1157377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013, the registrant had outstanding 36,043,486 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,383	$57,829
Marketable securities, current	4,501	16,611
Membership fees receivable, net	387,805	370,321
Prepaid expenses and other current assets	19,976	15,477
Deferred income taxes, current	9,928	7,664

Total current assets	495,593	467,902
Property and equipment, net	86,928	71,174
Intangible assets, net	31,391	32,381
Deferred incentive compensation and other charges	79,460	73,502
Deferred income taxes, net of current portion	4,427	3,888
Marketable securities, net of current portion	122,309	140,228
Goodwill	104,478	95,540
Investments in and advances to unconsolidated entities	20,000	6,265
Other non-current assets	5,550	5,550

Total assets	$950,136	$896,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$414,441	$398,541
Accounts payable and accrued liabilities	79,692	75,089
Accrued incentive compensation	16,111	21,033

Total current liabilities	510,244	494,663
Deferred revenue, net of current portion	114,337	104,484
Other long-term liabilities	16,182	15,866

Total liabilities	640,763	615,013

Redeemable noncontrolling interest	100	100
The Advisory Board Company’s stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 35,986,832 and 35,138,465 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	360	351
Additional paid-in capital	405,483	375,622
Accumulated deficit	(94,272)	(95,809)
Accumulated other comprehensive (loss) income	(2,190)	1,261

Total stockholders’ equity controlling interest	309,381	281,425
Equity attributable to noncontrolling interest	(108)	(108)

Total stockholders’ equity	309,273	281,317

Total liabilities and stockholders’ equity	$950,136	$896,430

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenue	$128,341	$110,758	$251,557	$214,900

Costs and expenses:
Cost of services, excluding depreciation and amortization	69,857	56,989	135,807	115,355
Member relations and marketing	22,198	21,486	44,386	40,606
General and administrative	18,010	15,632	35,996	29,111
Depreciation and amortization	6,886	4,430	13,240	8,516

Operating income	11,390	12,221	22,128	21,312
Other income, net	1,091	688	1,614	1,264

Income before provision for income taxes and equity in gain (loss) of unconsolidated entities	12,481	12,909	23,742	22,576
Provision for income taxes	(4,805)	(4,944)	(9,140)	(8,646)
Equity in gain (loss) of unconsolidated entities	1,326	(592)	(1,907)	(2,716)

Net income before allocation to noncontrolling interest	9,002	7,373	12,695	11,214
Net loss attributable to noncontrolling interest	—	108	—	108

Net income attributable to common stockholders	$9,002	$7,481	$12,695	$11,322

Earnings per share
Net income attributable to common stockholders per share—basic	$0.25	$0.22	$0.36	$0.33
Net income attributable to common stockholders per share—diluted	$0.24	$0.21	$0.35	$0.31
Weighted average number of shares outstanding:
Basic	35,883	34,660	35,686	34,421
Diluted	36,897	36,253	36,758	36,154

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$9,002	$7,481	$12,695	$11,322
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities, net of income taxes of ($71) and $471 for the three months ended September 30, 2013 and 2012, respectively, and ($2,115) and $678 for the six months ended September 30, 2013 and 2012, respectively	(117)	769	(3,451)	1,107

Comprehensive income	$8,885	$8,250	$9,244	$12,429

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income before allocation to noncontrolling interest	$12,695	$11,214
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	13,240	8,516
Deferred income taxes	(737)	(408)
Excess tax benefits from stock-based awards	(12,839)	(9,721)
Stock-based compensation expense	9,066	6,911
Amortization of marketable securities premiums	1,358	958
Loss on investment in common stock warrants	—	110
Equity in loss of unconsolidated entities	1,907	2,716
Changes in operating assets and liabilities:
Membership fees receivable	(16,825)	(36,654)
Prepaid expenses and other current assets	8,340	(6,252)
Deferred incentive compensation and other charges	(5,958)	(3,958)
Deferred revenue	25,459	56,685
Accounts payable and accrued liabilities	6,281	22,456
Acquisition-related earn-out payments	(1,812)	(1,182)
Accrued incentive compensation	(4,922)	(6,524)
Other long-term liabilities	316	(3,976)

Net cash provided by operating activities	35,569	40,891

Cash flows from investing activities:
Purchases of property and equipment	(23,585)	(14,562)
Capitalized external use software development costs	(2,309)	(1,723)
Investment in and loans to unconsolidated entities	(15,641)	—
Cash paid for acquisition, net cash acquired	(11,482)	—
Redemptions of marketable securities	43,189	23,220
Purchases of marketable securities	(19,824)	(42,889)

Net cash used in investing activities	(29,652)	(35,954)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	13,497	16,205
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(5,796)	(3,844)
Proceeds from issuance of common stock under employee stock purchase plan	256	165
Excess tax benefits from stock-based awards	12,839	9,721
Contributions from noncontrolling interest	—	100
Purchases of treasury stock	(11,159)	(7,999)

Net cash provided by financing activities	9,637	14,348

Net increase in cash and cash equivalents	15,554	19,285
Cash and cash equivalents, beginning of period	57,829	60,642

Cash and cash equivalents, end of period	$73,383	$79,927

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 and the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2013. The unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and a consolidated variable interest entity. The Company uses the equity method to account for equity investments in instances in which it owns common stock or securities deemed to be in-substance common stock and has the ability to exercise significant influence, but not control, over the investee and for all investments in partnerships or limited liability corporations where the investee maintains separate capital accounts for each investor. Investments in which the Company holds securities that are not in-substance common stock, or holds common stock or in-substance common stock, but has little or no influence are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2013 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and six months ended September 30, 2013 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2014, or any other period.

Revision to balance sheet and statement of cash flows

The accompanying March 31, 2013 consolidated balance sheet has been adjusted to correct immaterial errors in the previously reported amounts of membership fees receivable and deferred revenue. This correction resulted in an increase in membership fees receivable of $18.7 million, an increase in current deferred revenue of $11.8 million, and an increase in deferred revenue, net of current of $6.9 million.

Similar errors affecting membership fees receivable and deferred revenue were identified and corrected in the accompanying consolidated statement of cash flows for the six months ended September 30, 2012. Specifically, membership fees receivable was decreased by $1.0 million and deferred revenue was decreased by the same amount.

These corrections have no effect on the previously reported consolidated statements of income or stockholders’ equity for any period. The errors affected only balances within changes in working capital reported in cash flows from operating activities. Total cash flows from operating activities was unaffected by the corrections.

Note 2. Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board issued accounting guidance related to income taxes, which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company will adopt this guidance for its fiscal year beginning April 1, 2014. The Company does not expect the adoption of this guidance to have a material effect on its financial position or results of operations.

Note 3. Acquisitions

Medical Referral Source, Inc.

On July 8, 2013, the Company completed the acquisition for cash of all of the issued and outstanding capital stock of Medical Referral Source, Inc. (“MRS”) to supplement its existing physician referral programs and to provide new growth opportunities. The total purchase price, net of cash acquired, was $11.5 million, of which $2.3 million is reserved in escrow to secure indemnification and other obligations and will be released in total by July 28, 2015 if specified indemnity conditions are satisfied. This indemnity escrow is not carried on the accompanying consolidated balance sheets.

The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of July 8, 2013. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $0.7 million was allocated to accounts receivable, $0.2 million to deferred tax assets, and $0.4 million to assumed liabilities, which consists of $0.3 million of acquired deferred revenue and $0.1 million of accounts payable. Of the total estimated purchase price, $2.1 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $1.7 million and customer relationship related intangibles of $0.4 million. The acquired intangible assets have estimated lives ranging from three years to eight years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 4.0 years. Approximately $8.9 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling MRS’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes.

The financial results of MRS are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

360Fresh, Inc.

On November 15, 2012, the Company acquired for cash all of the issued and outstanding capital stock of 360Fresh, Inc. (“360Fresh”), a provider of clinical data analytics. The transaction enhances the Company’s existing suite of physician performance management solutions through the addition of unique technology that transforms the data from medical records into actionable insights to improve patient quality, reduce costs, and enhance productivity for health systems. The total purchase price, net of cash acquired, of $19.5 million consisted of an initial payment of $13.6 million of cash, the fair value of estimated additional contingent cash payments of $2.5 million, and an additional $3.4 million placed into escrow, which will be released by May 15, 2014 if specified indemnity conditions are satisfied. This indemnity escrow is not carried on the accompanying consolidated balance sheets. The contingent cash payments, which will not exceed $8.0 million and have no guaranteed minimum, will become due and payable to the former stockholders of 360Fresh if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through August 15, 2014. Upward adjustments of $0.1 million and $0.4 million were made to the fair value of the liabilities for such contingent cash payments during the three and six months ended September 30, 2013, respectively. The adjustments were recorded in cost of services on the accompanying consolidated statements of income and increased the liability to $2.9 million as of September 30, 2013. See Note 4, “Fair value measurements,” for additional information.

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

ActiveStrategy, Inc.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the six months ended September 30, 2013 or 2012.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of September 30,	Fair value measurement as of September 30, 2013 using fair value hierarchy
	2013	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$73,383	$73,383	$—	$—
Available-for-sale marketable securities (2)	126,810	126,810	—	—
Common stock warrants (3)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (4)	13,200	—	—	13,200

	Fair value as of March 31,	Fair value measurement as of March 31, 2013 using fair value hierarchy
	2013	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$57,829	$57,829	$—	$—
Available-for-sale marketable securities (2)	156,839	156,839	—	—
Common stock warrants (3)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (4)	15,200	—	—	15,200

(1)	Fair value is based on quoted market prices.
(2)	Fair value is determined using quoted market prices of the assets. For further detail, see Note 5, “Marketable securities.”
(3)	The fair value of the common stock warrants as of September 30, 2013 and March 31, 2013 was calculated to be $0.39 per share using a Black-Scholes-Merton model. The significant assumptions as of September 30, 2013 were as follows: risk-free interest rate of 1.7%; expected term of 5.72 years; expected volatility of 38.93%; dividend yield of 0.0%; weighted average share price of $1.00 per share; and expected warrants to become exercisable of approximately 1,400,000 shares. The significant assumptions as of March 31, 2013 were as follows: risk-free interest rate of 1.0%; expected term of 6.22 years; expected volatility of 39.38%; dividend yield of 0.0%; weighted average share price of $1.00 per share; and expected warrants to become exercisable of approximately 1,400,000 shares.
(4)	This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Common stock warrants

The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. The change in the fair value of the common stock warrants during the three months ended September 30, 2012 was attributable primarily to a slight decrease in the estimated performance targets that will be achieved. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$550	$450	$550	$450
Fair value change in common stock warrants (1)	—	(110)	—	(110)

Ending balance	$550	$340	$550	$340

(1)	Amounts were recognized in other income, net on the accompanying consolidated statements of income.

Contingent earn-out liabilities

The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) on December 31, 2009. The additional contingent payments, which have no maximum, become due and payable to the former owners of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. The fair value of the Southwind earn-out liability is impacted by changes in estimates regarding expected operating results, changes in the valuation of the Company’s stock price, and an applied discount rate, which was 15% as of September 30, 2013. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. On October 31, 2012, the Company transferred 112,408 shares of its common stock to the former owners of Southwind to satisfy the component of the contingent obligation payable in the Company’s common stock, which reduced the related earn-out liability by $5.4 million. As of September 30, 2013, $14.3 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of September 30, 2013, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $10.2 million, which will be paid at various intervals, if earned, over evaluation periods which extend through December 31, 2014.

The Company entered into an earn-out agreement in connection with its acquisition of PivotHealth, LLC (“PivotHealth”) on August 1, 2011. The additional contingent cash payments, which have no guaranteed minimum or maximum, will become due and payable to the former owner of the PivotHealth business if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. The Company’s fair value estimate of the PivotHealth earn-out liability, which is payable in cash, was $2.9 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for PivotHealth as of September 30, 2013 was $0. The fair value of the PivotHealth earn-out liability is impacted by changes in estimates regarding expected operating results as of September 30, 2013.

The Company’s fair value estimate of the 360Fresh earn-out liability, which is payable in cash, was $2.5 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for 360Fresh as of September 30, 2013 was $2.9 million. The fair value of the 360Fresh earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 20.0% as of September 30, 2013. See Note 3, “Acquisitions,” for additional information regarding the 360Fresh acquisition and related earn-out liability.

Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$14,500	$22,900	$15,200	$20,200
Fair value change in Southwind contingent earn-out liability (1)	—	(100)	400	3,700
Fair value change in Cielo MedSolutions, LLC contingent earn-out liability (1)	—	—	—	100
Fair value change in PivotHealth contingent earn-out liability (1)	(1,000)	100	(1,000)	(300)
Fair value change in 360Fresh contingent earn-out liability (1)	100	—	400	—
Southwind earn-out payment	(400)	(400)	(1,800)	(1,200)

Ending balance	$13,200	$22,500	$13,200	$22,500

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.

Non-recurring fair value measurements

During the three and six months ended September 30, 2013, the Company recognized a gain of $4.0 million on the conversion of the notes receivable from Evolent into Series B convertible preferred stock of Evolent LLC. See Note 8, “Investments in and advances to unconsolidated entities,” for additional information. The amount of the gain was based on the excess of the fair value of the Series B convertible preferred stock received over the carrying value the notes receivable exchanged. The fair value of the Series B convertible preferred stock used to calculate the gain was determined by reference to the per share price of issuances of the Series B convertible preferred stock by Evolent LLC to a third party at the same time the Company exchanged its note receivable. This transaction was not made in an active market; as such this measure is considered a Level 2 fair value measurement.

Non-financial assets and liabilities

Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the six months ended September 30, 2013 and 2012, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Note 5. Marketable securities

The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of September 30, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$16,296	$17,344	$—	$1,048
Tax exempt obligations of states	110,514	112,840	1,159	3,485

	$126,810	$130,184	$1,159	$4,533

	As of March 31, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$25,430	$25,347	$83	$—
Tax exempt obligations of states	131,409	129,550	2,715	856

	$156,839	$154,897	$2,798	$856

The following table summarizes marketable securities maturities (in thousands):

	As of September 30, 2013
	Fair market value	Amortized cost
Matures in less than 1 year	$4,501	$4,500
Matures after 1 year through 5 years	33,017	32,328
Matures after 5 years through 10 years	59,947	61,967
Matures after 10 years through 20 years	29,345	31,389

	$126,810	$130,184

The following table shows the gross unrealized losses and fair value of the Company’s investments as of September 30, 2013 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government-sponsored enterprises	$16,296	$1,048	$—	$—	$16,296	$1,048
Tax exempt obligations of states	50,008	2,240	21,573	1,245	71,581	3,485

	$66,304	$3,288	$21,573	$1,245	$87,877	$4,533

There were $0.3 million in gross realized gains on sales of available-for-sale investments and $0.3 million in gross realized losses on sales of available-for-sale investments during both the three and six months ended September 30, 2013. There were no gross realized gains or losses on sales of available-for-sale investments during the three or six months ended September 30, 2012. The weighted average maturity on all marketable securities held by the Company as of September 30, 2013 was approximately 7.4 years. Pre-tax net unrealized losses on the Company’s investments of $3.4 million as indicated above were caused by the increase in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, a gain of $0.1 million is related to investments that mature before September 30, 2014. The Company purchased certain of its investments at a premium or discount to their relative fair values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. There are eighteen tax exempt obligations of states and seven tax exempt obligations of U.S. government-sponsored enterprises with unrealized losses that have existed for less than one year. The Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2013. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income on the accompanying consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.

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

The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of income. Developed software obtained through acquisitions is amortized over its weighted average estimated useful life of approximately six years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization for the three and six months ended September 30, 2013 was approximately $0.4 million and $0.6 million, respectively. The amount of acquired developed software amortization included in depreciation and amortization for the three and six months ended September 30, 2012 was approximately $0.2 million and $0.5 million, respectively.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment for the periods presented. The amount of depreciation expense recognized on plant, property and equipment during the three and six months ended September 30, 2013 was $2.7 million and $5.1 million, respectively. The amount of depreciation expense recognized on plant, property and equipment during the three and six months ended September 30, 2012 was $3.2 million and $6.1 million, respectively.

Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of September 30, 2013 and March 31, 2013, the carrying value of internally developed capitalized software was $36.0 million and $28.3 million, respectively. Amortization expense for internally developed capitalized software for the three and six months ended September 30, 2013, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $2.0 million and $3.8 million, respectively. Amortization expense for internally developed capitalized software for the three and six months ended September 30, 2012, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.0 million and $1.9 million, respectively. Property and equipment consists of the following (in thousands):

	As of
	September 30, 2013	March 31, 2013
Leasehold improvements	$35,614	$29,953
Furniture, fixtures, and equipment	40,278	36,502
Software	78,438	62,589

Property and equipment, gross	154,330	129,044
Accumulated depreciation and amortization	(67,402)	(57,870)

Property and equipment, net	$86,928	$71,174

The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the six months ended September 30, 2013 or 2012.

Note 7. Goodwill and intangibles

Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended September 30, 2013 or 2012. There was no impairment of goodwill recorded in the six months ended September 30, 2013 or 2012.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to ten years. As of September 30, 2013, the weighted average remaining useful life of acquired intangibles was approximately 5.0 years. As of September 30, 2013, the weighted average remaining useful life of internally developed intangibles was approximately 4.1 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of September 30, 2013			As of March 31, 2013
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$8,745	$(1,481)	$7,264	$6,438	$(1,018)	$5,420
Acquired intangibles:
Developed software	5.9	19,250	(6,269)	12,981	19,250	(4,659)	14,591
Customer relationships	7.3	13,110	(5,702)	7,408	12,700	(4,735)	7,965
Trademarks	6.3	4,200	(2,398)	1,802	4,200	(2,118)	2,082
Non-compete agreements	4.3	1,400	(767)	633	1,400	(633)	767
Customer contracts	4.9	5,199	(3,896)	1,303	5,199	(3,643)	1,556

Total other intangibles		$51,904	$(20,513)	$31,391	$49,187	$(16,806)	$32,381

Amortization expense for intangible assets for the three and six months ended September 30, 2013, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.9 million and $3.7 million, respectively. Amortization expense for intangible assets for the three and six months ended September 30, 2012, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.2 million and $2.4 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of income for the remaining six months of the fiscal year ending March 31, 2014 and for each of the following five fiscal years ending March 31, 2015 through 2018: $3.8 million, $7.4 million, $4.6 million, $4.1 million, and $3.6 million, respectively, and $4.9 million thereafter.

Note 8. Investments in and advances to unconsolidated entities

In August 2011, the Company entered into an agreement with UPMC to establish Evolent Health, Inc. (“Evolent”) for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% in Series A convertible preferred stock of Evolent and the right to appoint one person to Evolent’s board of directors. The Company exercises significant influence over Evolent, but does not control Evolent and is not the primary beneficiary of Evolent’s activities. At the time of formation, the Series A convertible preferred shares of Evolent were deemed to be in-substance common stock. As a result, the Company’s investment in Evolent was accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of income. In addition, a member of the Company’s Board of Directors serves as the chief executive officer of Evolent.

During the three and six months ended September 30, 2012, the Company’s proportionate share of the losses of Evolent was $1.7 million and $3.8 million, respectively. During the three and six months ended September 30, 2013, the Company’s proportionate share of the losses of Evolent that was applied to the carrying value of its investment in Evolent was $0 million and $1.9 million, respectively. The losses not applied to the carrying value of the investment were applied to reduce the carrying value of notes receivable from Evolent. Equity in gain (loss) of unconsolidated entities on the accompanying consolidated statements of income for the three and six months ended September 30, 2012 includes a dilution gain of $1.1 million which the Company recognized in connection with Evolent’s July 2012 financing round. Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Holdings and Evolent LLC to continue to incur losses and require additional funding in the future.

During the period from January 2013 through July 2013, the Company provided interim funding to Evolent in the form of a convertible term note bearing interest at a rate of 8% per year, with such interest accruing on a daily basis and compounded annually. The carrying balance of the note receivable was $4.4 million as of March 31, 2013. The Company provided additional funding of $5.6 million during the period from April 2013 to July 2013. The Company’s proportionate share of the losses recognized by Evolent during the six month period from April 1, 2013 through September 22, 2013 exceeded the Company’s investment balance. As a result, the Company’s proportionate share of the excess losses were applied to the Company’s note receivable from Evolent at a rate consistent with the Company’s interest in Evolent’s outstanding debt, which was 44%. The carrying balance of the notes receivable was decreased by $2.7 million and $4.0 million during the three and six months ended September 30, 2013, respectively, to reflect the Company’s portion of Evolent’s losses after the Company’s equity investment balance was reduced to zero.

In September 2013, Evolent completed a reorganization in connection with a new round of equity financing (the “Series B Issuance”). Evolent’s reorganization included the creation of Evolent Health Holdings, Inc. (“Holdings”) and the conversion of Evolent into Evolent Health LLC (“Evolent LLC”), a limited liability company that is treated as a partnership for tax purposes. As a result of the reorganization, Holdings owns 57% of the equity interests in Evolent LLC. Holdings has no other operations other than its investment in Evolent LLC. The Company, together with certain other investors, also holds direct equity interests in Evolent LLC, which will continue as the operating company that will conduct the Evolent business. The Company participated in the Series B Issuance by providing $9.6 million in cash and converting $10.1 million in principal and accrued interest of the convertible term note described above in exchange for 1,302,172 Series B convertible preferred shares in Evolent LLC and the right to appoint an additional person to the boards of directors of both Evolent LLC and Holdings. The conversion of all outstanding principal and accrued interest under the note into equity securities generated a $4.0 million gain. The gain is included in equity in gain (loss) on unconsolidated entities on the accompanying consolidated statements of income for the three and six months ended September 30, 2013. Immediately following the Series B Issuance and reorganization, the Company owned 23.6% of Holdings through its Series A convertible preferred investment and 11.5% of Evolent LLC through its Series B convertible preferred investment.

On the date of the Series B Issuance, the Company re-evaluated the accounting for its investment in Holdings’ Series A convertible preferred stock. The Company determined that its Series A convertible preferred investment in Holdings should be accounted for under the cost method instead of the equity method since the investment no longer qualified as in-substance common stock. Evolent LLC maintains separate capital accounts for each of its shareholders; therefore, the Company accounts for its Series B convertible preferred investment in Evolent LLC under the equity method. The carrying balance of the Company’s Series A convertible preferred investment in Holdings was $0 as of September 30, 2013. Following the gain recognized on the exchange of the converted notes for the Series B convertible preferred shares of Evolent LLC, the carrying balance of the Company’s investment in Series B convertible preferred shares of Evolent LLC was $20.0 million as of September 30, 2013.

The following is a summary of the financial position of Evolent, as of the dates presented (in thousands):

	As of
	September 22, 2013	March 31, 2013
Assets:
Current assets	$15,552	$9,842
Non-current assets	23,496	10,571

Total assets	$39,048	$20,413

Liabilities and Members’ Equity:
Current liabilities	$29,418	$11,716
Non-current liabilities	26,638	10,116

Total liabilities	$56,056	$21,832
Members’ equity	(17,008)	(1,419)

Total liabilities and members’ equity	$39,048	$20,413

The following is a summary of the operating results of Evolent for the periods presented (in thousands) (unaudited):

	Three Months Ended		Six Months Ended
	September 22, 2013	September 30, 2012	September 22, 2013	September 30, 2012
Revenue	$12,688	$2,193	$20,214	$2,262
Operating expenses	(18,001)	(7,440)	(34,030)	(12,655)
Depreciation and amortization	(456)	(178)	(852)	(482)
Interest, net	(401)	3	(660)	7
Taxes	(6)	—	(6)	—

Net loss	$(6,176)	$(5,422)	$(15,334)	$(10,868)

The following is a summary of the financial position of Evolent LLC, as of the date presented (in thousands):

As of September 30, 2013
Assets:
Current assets	$88,927
Non-current assets	19,686

Total assets	$108,613

Liabilities and Members’ Equity:
Current liabilities	$25,721
Non-current liabilities	3,638

Total liabilities	$29,359
Redeemable shares	43,738
Members’ equity	35,506

Total liabilities and members’ equity	$108,613

The operating results of Evolent LLC for the period from September 23, 2013 through September 30, 2013 were not material.

Note 9. Other non-current assets

In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. The warrants are recorded at their fair value, which was $550,000 as of September 30, 2013 and March 31, 2013, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the warrants is recorded in other income, net on the accompanying consolidated statements of income. For additional information regarding the fair value of these warrants, see Note 4, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment of $5.0 million as of September 30, 2013 is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of September 30, 2013, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended September 30, 2013 or 2012.

Note 10. Noncontrolling interest

In July 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity is governed by a services agreement and other documents that provide the entity’s owners the conditional right to require the Company to purchase their ownership interests (“Put Option”) at any time after certain conditions have been satisfied through December 31, 2014. As of September 30, 2013, these conditions had not been satisfied. These agreements also provide the Company a conditional right to require the entity’s owners to sell their ownership interests to the Company (“Call Option”) at any time between July 5, 2013 and December 31, 2014. The equity interest in this entity is classified as a redeemable noncontrolling interest, which is presented outside of permanent equity as the redemption is not solely within the Company’s control. The redeemable noncontrolling interest is recorded at its initial fair value of $0.1 million and has not been subsequently adjusted, as management’s current judgment is that it is not probable that the Put Option will become exercisable prior to its expiration due to uncertainty in the achievement of certain performance conditions specified in the agreement. If the Put Option were to become exercisable in the future, the estimated maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be approximately $7.5 million, which would be recorded as a reduction to net income available to common stockholders in the period when it is determined that exercise of the Put Option is probable.

The Company has determined that this entity meets the definition of a variable interest entity over which it has significant influence and, as a result, has consolidated the results of this entity into its consolidated financial statements. The noncontrolling interest represents the entity’s owners’ claims on consolidated investments where the Company owns less than a 100% interest. As of September 30, 2013, the Company has a 0% ownership interest in this entity. The Company records these interests at their initial fair value, adjusting the basis prospectively for the noncontrolling holders’ share of the respective consolidated investments’ results of operations and applicable changes in ownership.

Note 11. Revolving credit facility

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

As of September 30, 2013, there were no amounts outstanding under the revolving credit facility and $150.0 million was available for borrowing.

The Company is required under the revolving credit facility to satisfy three financial ratios on a quarterly basis. The Company was in compliance with these financial covenants as of September 30, 2013.

Note 12. Stockholders’ equity

On May 8, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $100 million of the Company’s common stock under its share repurchase program, bringing the total authorized repurchase amount under the program to $450 million since its inception. The Company repurchased 87,041 shares and 205,921 shares of its common stock at a total cost of approximately $5.0 million and $11.2 million in the three and six months ended September 30, 2013, respectively, pursuant to its share repurchase program. The Company repurchased 114,390 shares and 177,227 shares of its common stock at a total cost of approximately $5.0 million and $8.0 million in the three and six months ended September 30, 2012, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of September 30, 2013 was 15,856,015 shares at a total cost of $352.1 million. All repurchases to date have been made in the open market and all repurchased shares have been retired as of September 30, 2013. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of September 30, 2013, the remaining authorized repurchase amount was $97.9 million.

During the six months ended September 30, 2013, the Company retired 205,921 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $2,000, treasury stock of $11.2 million, and retained earnings of $11.1 million. A total of 15,856,015 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.

Note 13. Stock-based compensation

On September 5, 2013, the Company’s stockholders approved an amendment to the Company’s 2009 Stock Incentive Plan (the “2009 Plan”) that increased the number of shares of common stock authorized for issuance under the plan by 2,125,000 shares. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan, as amended, may not exceed 6,735,000, plus the shares that remained available for issuance under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”) as of June 26, 2009 and shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). On September 5, 2013, the Company’s stockholders also approved an amendment to the 2009 Plan that increased the maximum term for stock option and freestanding stock appreciation rights awards granted under the plan from five years to seven years. Stock-based awards granted under the 2006 Plan have a five year maximum contractual term and stock-based awards granted under the 2009 Plan have a seven year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) may not exceed 3,200,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term. As of September 30, 2013, there were 2,745,448 shares available for issuance under the 2009 Plan and 716,625 shares available for issuance under the 2005 Plan.

The following table summarizes the changes in common stock options granted under the Company’s stock incentive plans during the six months ended September 30, 2013 and 2012:

	Six Months Ended September 30,
	2013		2012
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding, beginning of period	2,692,353	$21.06	3,812,228	$17.04
Granted	429,693	48.13	347,760	43.83
Exercised	(830,633)	16.26	(1,036,456)	15.64
Forfeited	(41,802)	27.36	(4,500)	9.26
Cancellations	—	—	—	—

Outstanding, end of period	2,249,611	$27.89	3,119,032	$20.51

Exercisable, end of period	1,159,182	$18.36

The weighted average fair value of the options granted during the six months ended September 30, 2013 is estimated at $13.13 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 0.6%, an expected life of approximately four years, volatility of 33.24%, and dividend yield of 0.0% over the expected life of the option.

The following table summarizes the changes in restricted stock units (“RSUs”) granted under the Company’s stock incentive plans during the six months ended September 30, 2013 and 2012:

	Six Months Ended September 30,
	2013		2012
	Number of RSUs	Weighted average grant date fair value	Number of RSUs	Weighted average grant date fair value
Non-vested, beginning of period	943,206	$29.50	896,640	$20.77
Granted	394,328	48.76	308,152	43.96
Forfeited	(22,316)	36.08	(2,904)	22.75
Vested	(339,710)	26.50	(273,444)	19.78

Non-vested, end of period	975,508	$38.18	928,444	$28.75

The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs, for the three and six months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,284	$989	$2,689	$1,993
Member relations and marketing	925	658	1,901	1,336
General and administrative	2,198	1,758	4,476	3,582
Depreciation and amortization	—	—	—	—

Total costs and expenses	4,407	3,405	9,066	6,911

Income from operations	(4,407)	(3,405)	(9,066)	(6,911)

Net income	$(2,710)	$(2,101)	$(5,576)	$(4,264)

Impact on diluted earnings per share	$0.08	$0.06	$0.15	$0.12

There are no stock-based compensation costs capitalized as part of the cost of an asset.

As of September 30, 2013, $40.8 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.8 years.

Note 14. Income taxes

The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for the three or six months ended September 30, 2013 or 2012. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2008.

Note 15. Earnings per share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for both the three and six months ended September 30, 2012 includes contingently issuable shares related to the component of the Southwind earn-out settled in stock. For additional information regarding these shares, see Note 4, “Fair value measurements.”

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	35,883	34,660	35,686	34,421
Effect of dilutive outstanding stock-based awards	1,014	1,481	1,072	1,621
Dilutive impact of earn-out liability	—	112	—	112

Diluted weighted average common shares outstanding	36,897	36,253	36,758	36,154

In the three months ended September 30, 2013 and 2012, 1.0 million and 0.4 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the six months ended September 30, 2013 and 2012, 1.1 million and 0.4 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

Note 16. Subsequent events

On October 8, 2013, the Company completed the acquisition for cash of Care Team Connect, Inc., a leading provider of comprehensive care management workflow solutions and analytics. The acquisition enhances the Company’s existing suite of population health technologies and service offerings and affirms the Company’s position as a leader in the care management market. The total purchase price consists of $35.3 million, a portion of which is reserved in escrow to secure indemnification and other obligations. The Company is in the process of finalizing the purchase price allocation and valuation of certain intangible assets.

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

Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as quality content on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 17.1% in the six months ended September 30, 2013 over the prior year period. Our contract value increased 12.9% to $491.3 million as of September 30, 2013 from $435.1 million as of September 30, 2012. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.

Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research personnel, in-house faculty, software developers, and consultants; the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; and costs of developing and supporting our software tools and web-based content. Member relations and marketing includes the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives; travel and entertainment expenses; training of personnel; sales and marketing materials; and associated support services. General and administrative expenses include the costs of human resources and recruiting; finance and accounting; legal; management information systems; facilities management; new program development; corporate development; and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment; amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs; and amortization of acquired developed technology. Included in our operating costs for each period presented are stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.

Acquisitions that we have completed since April 1, 2012 affect the comparability of our results of operations for the three and six months ended September 30, 2013 and our results of operations for the same periods in our prior fiscal year, although the effect is not material.

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

Results of Operations

The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	54.4%	51.5%	54.0%	53.7%
Member relations and marketing	17.3%	19.4%	17.6%	18.9%
General and administrative	14.0%	14.1%	14.3%	13.5%
Depreciation and amortization	5.4%	4.0%	5.3%	4.0%

Total costs and expenses	91.1%	89.0%	91.2%	90.1%

Operating income	8.9%	11.0%	8.8%	9.9%
Other income, net	0.8%	0.6%	0.6%	0.6%

Income before provision for income taxes and equity in gain (loss) of unconsolidated entities	9.7%	11.6%	9.4%	10.5%
Provision for income taxes	(3.7%)	(4.4%)	(3.6%)	(4.0%)
Equity in gain (loss) of unconsolidated entities	1.0%	(0.5%)	(0.7%)	(1.3%)

Net income before allocation to noncontrolling interest	7.0%	6.7%	5.1%	5.2%
Net loss attributable to noncontrolling interest	—	0.1%	—	0.1%

Net income attributable to common stockholders	7.0%	6.8%	5.1%	5.3%

Three and six months ended September 30, 2013 compared to the three and six months ended September 30, 2012

Net income attributable to common stockholders. Net income attributable to common stockholders was $9.0 million in the three months ended September 30, 2013 compared to $7.5 million in the three months ended September 30, 2012. The increase in net income was primarily attributable to a $1.9 million increase in our proportionate share of the net gain/(loss) of Evolent, a 15.9% increase in revenue, and a $1.0 million increase in fair value gains related to acquisition-related earn-out liabilities as compared to the prior year period. The effect of these factors was partially offset by an increase in cost of services of $12.9 million incurred for new and growing programs, increases of $2.4 million in general and administrative expense related to increased investment in our legal and corporate development groups, increases of $0.7 million in marketing and member relations costs attributable to the addition of new sales teams, and an increase of $2.5 million in depreciation and amortization. Net income attributable to common stockholders was $12.7 million in the six months ended September 30, 2013 compared to $11.3 million in the six months ended September 30, 2012. The increase in net income was primarily attributable to a 17.1% increase in revenue and a $3.7 million decrease in fair value charges related to acquisition-related earn-out liabilities as compared to the prior year period. The effect of these factors was partially offset by an increase in cost of services of $20.5 million incurred for new and growing programs, increases of $6.9 million in general and administrative expense related to increased investment in our legal and corporate development groups, increases of $3.8 million in marketing and member relations costs attributable to the addition of new sales teams, and an increase of $4.7 million in depreciation and amortization.

Adjusted net income, non-GAAP earnings per diluted share, and adjusted EBITDA. Adjusted net income was $11.4 million for the three months ended September 30, 2013 and 2012, while adjusted EBITDA increased 7.4% to $22.3 million in the three months ended September 30, 2013 from $20.8 million in the three months ended September 30, 2012. Adjusted net income increased to $22.7 million in the six months ended September 30, 2013 from $22.5 million in the six months ended September 30, 2012, while adjusted EBITDA increased 9.3% to $44.8 million in the six months ended September 30, 2013 from $40.9 million in the six months ended September 30, 2012. The increases in adjusted net income and adjusted EBITDA were due to increased revenue, the effect of which was partially offset by the costs of new and growing programs, increased investment in our general and administrative infrastructure to support our growing employee base, and an increase in the number of new sales teams.

Revenue. Total revenue increased 15.9% to $128.3 million in the three months ended September 30, 2013 from $110.8 million in the three months ended September 30, 2012. Total revenue increased 17.1% to $251.6 million in the six months ended September 30, 2013 from $214.9 million in the six months ended September 30, 2012, while contract value increased 12.9% to $491.3 million as of September 30, 2013 from $435.1 million as of September 30, 2012. The increases in revenue and contract value were primarily attributable to the introduction and expansion of new programs, including our fiscal 2013 acquisitions of ActiveStrategy, Inc. (“ActiveStrategy”) and 360Fresh, Inc. (“360Fresh”), our cross-selling of existing programs to existing members, and, to a lesser degree, price increases. We offered 59 membership programs as of September 30, 2013 compared to 54 membership programs as of September 30, 2012.

Cost of services. Cost of services increased to $69.9 million in the three months ended September 30, 2013 from $57.0 million in the three months ended September 30, 2012. Cost of services increased to $135.8 million in the six months ended September 30, 2013 from $115.4 million in the six months ended September 30, 2012. The increase of $12.9 million in cost of services for the three months ended September 30, 2013 was primarily due to growth and expansion of our Crimson programs, as well as our recent acquisitions of ActiveStrategy, 360Fresh, and Medical Referral Source, Inc. (“MRS”). Cost of services in the current periods also reflected increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. As a percentage of revenue, cost of services was 54.4% and 51.5% for the three months ended September 30, 2013 and 2012, respectively, and 54.0% and 53.7% for the six months ended September 30, 2013 and 2012, respectively. Cost of services includes fair value adjustments to our acquisition-related earn-out liabilities of a $1.0 million decrease in the three months ended September 30, 2013, and a $0.3 million decrease and $3.5 million increase in the six months ended September 30, 2013 and 2012, respectively.

Member relations and marketing. Member relations and marketing expense increased to $22.2 million in the three months ended September 30, 2013 from $21.5 million in the three months ended September 30, 2012. As a percentage of revenue, member relations and marketing expense in the three months ended September 30, 2013 and 2012 was 17.3% and 19.4%, respectively. Member relations and marketing expense increased to $44.4 million in the six months ended September 30, 2013 from $40.6 million in the six months ended September 30, 2012. As a percentage of revenue, member relations and marketing expense in the six months ended September 30, 2013 and 2012 was 17.6% and 18.9%, respectively. The increase in member relations and marketing expense was primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. During the three months ended September 30, 2013 and 2012, we had an average of 185 and 167 new business development teams, respectively.

General and administrative. General and administrative expense increased to $18.0 million in the three months ended September 30, 2013 from $15.6 million in the three months ended September 30, 2012. As a percentage of revenue, general and administrative expense was 14.0% in the three months ended September 30, 2013 compared to 14.1% in the three months ended September 30, 2012. General and administrative expense increased to $36.0 million in the six months ended September 30, 2013 from $29.1 million in the six months ended September 30, 2012. As a percentage of revenue, general and administrative expense increased to 14.3% in the six months ended September 30, 2013 from 13.5% in the six months ended September 30, 2012. The increases in general and administrative expense for the three and six months ended September 30, 2013 was primarily attributable to increased information technology and infrastructure costs to support our growing employee base and number of office locations, and increased investments in our legal and corporate development groups.

Depreciation and amortization. Depreciation expense increased to $6.9 million, or 5.4% of revenue, in the three months ended September 30, 2013, from $4.4 million, or 4.0% of revenue, in the three months ended September 30, 2012. Depreciation expense increased to $13.2 million, or 5.3% of revenue, in the six months ended September 30, 2013, from $8.5 million, or 4.0% of revenue, in the six months ended September 30, 2012. The increase in depreciation and amortization was primarily due to increased amortization expense from developed capitalized internal-use software tools, the ActiveStrategy, 360Fresh, and MRS acquisitions, and depreciation on our newly renovated Austin, San Francisco, and Nashville offices and on an expansion floor of our Washington, D.C. headquarters.

Other income, net. Other income, net was $1.1 million in the three months ended September 30, 2013, compared to $0.7 million in the three months ended September 30, 2012. Higher average cash and investment balances and interest earned on our loan to Evolent contributed to an increase in interest income to $1.1 million in the three months ended September 30, 2013 from $0.9 million in the three months ended September 30, 2012. We recognized foreign exchange gains of $0.1 million and foreign exchange losses of $32,000 during the three months ended September 30, 2013 and 2012, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During the three months ended September 30, 2012, we recognized a $0.1 million loss on our investment in common stock warrants. During the three months ended September 30, 2013 and 2012, we recognized $0.2 million and $0.1 million, respectively, in fees under our revolving credit facility. Other income, net increased to $1.6 million in the six months ended September 30, 2013 from $1.3 million in the six months ended September 30, 2012. Higher average cash and investment balances and interest earned on our loan to Evolent contributed to an increase in interest income to $2.0 million in the six months ended September 30, 2013 from $1.7 million in the six months ended September 30, 2012. We recognized foreign exchange losses of $0.1 million and $0.2 million during the six months ended September 30, 2013 and 2012, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During the six months ended September 30, 2012, we recognized a $0.1 million loss on our investment in common stock warrants. During the six months ended September 30, 2013 and 2012, we recognized $0.3 million and $0.1 million, respectively, in fees under our revolving credit facility.

Provision for income taxes. Our provision for income taxes was $4.8 million and $4.9 million in the three months ended September 30, 2013 and 2012, respectively, and $9.1 million and $8.6 million in the six months ended September 30, 2013 and 2012, respectively. Our effective tax rate in the three and six months ended September 30, 2013 was 38.5% compared to 38.3% in the three and six months ended September 30, 2012.

Equity in gain (loss) of unconsolidated entities. Our proportionate share of the losses of Evolent during the three and six months ended September 30, 2013 was $2.7 million and $5.9 million, respectively, partially offset by a gain of $4.0 recognized on the conversion into equity securities of all outstanding principal and accrued interest under our note receivable from Evolent. Our proportionate share of the losses of Evolent during the three and six months ended September 30, 2012 was $1.7 million and $3.8 million, respectively, partially offset by a $1.1 million gain on investment recognized in connection with the dilution of our ownership percentage from 39% to 31% resulting from Evolent’s second round of Series A preferred stock financing completed in July 2012. Evolent was established in August 2011 and continues to operate as an early-stage business. As a result, we expect Evolent to incur losses and require additional funding in the future.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units issued under our stock incentive plans for the three and six months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,284	$989	$2,689	$1,993
Member relations and marketing	925	658	1,901	1,336
General and administrative	2,198	1,758	4,476	3,582
Depreciation and amortization	—	—	—	—

Total costs and expenses	4,407	3,405	9,066	6,911

Operating Income	(4,407)	(3,405)	(9,066)	(6,911)

Net income attributable to common stockholders	$(2,710)	$(2,101)	$(5,576)	$(4,264)

Impact on diluted earnings per share	$0.08	$0.06	$0.15	$0.12

There are no stock-based compensation costs capitalized as part of the cost of an asset.

As of September 30, 2013, $40.8 million of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a weighted average period of 2.8 years.

Non-GAAP Financial Measures

The tables below present information for the periods indicated about our adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” for the three and six months ended September 30, 2013 and 2012 as net income attributable to common stockholders before adjustment for the items set forth in the first table below. We define “adjusted net income” for the three and six months ended September 30, 2013 and 2012 as net income attributable to common stockholders excluding the net of tax effect of the items set forth in the second table below. We define “non-GAAP earnings per diluted share” for the three and six months ended September 30, 2013 and 2012 as earnings per diluted share excluding the net of tax effect of the items set forth in the third table below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Presentation” in our 2013 Form 10-K for our reasons for including these financial measures in this report and for a description of material limitations with respect to the usefulness of such measures.

A reconciliation of adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share to the most directly comparable GAAP financial measures is provided below (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$9,002	$7,481	$12,695	$11,322
Equity in (gain) loss of unconsolidated entities	(1,326)	592	1,907	2,716
Provision for income taxes	4,805	4,944	9,140	8,646
Other income, net	(1,091)	(688)	(1,614)	(1,264)
Depreciation and amortization	6,886	4,430	13,240	8,516
Acquisition and similar transaction charges	573	599	573	599
Fair value adjustments to acquisition-related earn-out liabilities	(950)	—	(250)	3,500
Share-based compensation expense	4,407	3,405	9,066	6,911

Adjusted EBITDA	$22,306	$20,763	$44,757	$40,946

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$9,002	$7,481	$12,695	$11,322
Equity in (gain) loss of unconsolidated entities	(1,326)	592	1,907	2,716
Amortization of acquisition-related intangibles, net of tax	1,231	790	2,367	1,581
Acquisition and similar transaction charges, net of tax	352	370	352	370
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	(584)	—	(154)	2,160
Loss on investment in common stock warrants, net of tax	—	68	—	68
Share-based compensation, net of tax	2,710	2,101	5,576	4,264

Adjusted net income	$11,385	$11,402	$22,743	$22,481

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
GAAP earnings per diluted share	$0.24	$0.21	$0.35	$0.31
Equity in (gain) loss of unconsolidated entities	(0.03)	0.01	0.05	0.08
Amortization of acquisition-related intangibles, net of tax	0.03	0.02	0.06	0.04
Acquisition and similar transaction charges, net of tax	0.01	0.01	0.01	0.01
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	(0.02)	—	—	0.06
Share-based compensation, net of tax	0.08	0.06	0.15	0.12

Non-GAAP earnings per diluted share	$0.31	$0.31	$0.62	$0.62

Liquidity and Capital Resources

Cash flows generated from operating activities represent our primary source of liquidity. We believe that existing cash, cash equivalents, marketable securities balances, and operating cash flows will be sufficient to support our expected operating and capital expenditures, as well as share repurchases, for at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $200.2 million as of September 30, 2013 and $214.7 million as of March 31, 2013. We expended $11.2 million and $8.0 million in cash to purchase shares of our common stock through our share repurchase program during the six months ended September 30, 2013 and 2012, respectively. In addition, we invested $11.5 million in our acquisition of MRS, $9.6 million in Series B convertible preferred stock of Evolent LLC, and $6.0 million in loans extended to Evolent during the six months ended September 30, 2013. We had no long-term indebtedness as of September 30, 2013 or March 31, 2013.

Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities were $35.6 million in the six months ended September 30, 2013, compared to $40.9 million in the six months ended September 30, 2012. The decrease in net cash flows provided by operating activities during the current period was primarily due to the timing of large payments from members at the end of the three months ended September 30, 2012.

Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $29.7 million and $36.0 million in the six months ended September 30, 2013 and 2012, respectively. Investing activities during the six months ended September 30, 2013 consisted of capital expenditures of $25.9 million, $11.5 million used in our acquisition of MRS, net redemptions of marketable securities of $23.4 million, and the purchase of $15.6 million in notes receivable and Series B convertible preferred stock from Evolent Health LLC. Investing activities during the six months ended September 30, 2012 consisted of the net purchases of marketable securities of $19.7 million and capital expenditures of $16.3 million.

Cash flows from financing activities. We had net cash flows provided by financing activities of $9.6 million and $14.3 million in the six months ended September 30, 2013 and 2012, respectively. Cash flows from financing activities during the six months ended September 30, 2013 primarily consisted of $13.5 million of proceeds from the issuance of common stock upon the exercise of stock options and $12.8 million in additional tax benefits related to share-based compensation arrangements, offset in part by the repurchase of $11.2 million of shares under our repurchase program and $5.8 million in shares withheld to satisfy the minimum employee tax withholding for certain vested restricted stock units. Financing activities during the six months ended September 30, 2012 primarily consisted of $16.2 million of proceeds from the issuance of common stock upon the exercise of stock options and $9.7 million in additional tax benefits related to share-based compensation arrangements, offset in part by the repurchase of $8.0 million in shares under our repurchase program and $3.8 million in shares withheld to satisfy the minimum employee tax withholding for certain vested restricted stock units. We repurchased 205,921 shares at a total cost of approximately $11.2 million and 177,227 shares at a total cost of approximately $8.0 million in the six months ended September 30, 2013 and 2012, respectively, pursuant to our share repurchase program.

Revolving credit facility. In July 2012, we obtained a $150.0 million five-year senior secured revolving credit facility under a credit agreement with a syndicate of lenders that can be used to finance working capital needs and for general corporate purposes, including permitted acquisitions. The credit facility may be increased at our request by up to an additional $50.0 million in minimum increments of $10.0 million upon the satisfaction of specified conditions. The credit agreement contains a sublimit for up to

$5.0 million principal amount of swing line loans outstanding at any time and a sublimit for the issuance of up to $10.0 million of letters of credit outstanding at any time. As of September 30, 2013, there were no amounts outstanding under the credit facility and $150.0 million was available for borrowing thereunder.

The facility loans may be borrowed, repaid, and reborrowed from time to time during the term of the facility and will mature and be payable in full on July 30, 2017. Borrowings on the credit facility, if any, will bear interest at an amount based on either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.50% based on our total leverage ratio, or (b) an adjusted LIBO rate plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on our total leverage ratio. The facility contains customary affirmative and negative covenants. We are also required to maintain a maximum total leverage ratio of less than 3.5 to 1, a maximum senior secured leverage ratio of less than 2.5 to 1, and a minimum interest coverage ratio of greater than 3 to 1 for each of our fiscal quarters for the period of four consecutive fiscal quarters ending with the end of each such fiscal quarter. We were in compliance with each of these financial covenants as of September 30, 2013.

Contractual Obligations

Our 2013 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2013. Our December 2009 acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of September 30, 2013, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $10.2 million, which will be paid at various intervals, if earned, over evaluation periods which extend through December 31, 2014. As of September 30, 2013, $14.3 million has been earned and paid to the former owners.

Our August 2011 acquisition of PivotHealth, LLC (“PivotHealth”) included a contingent obligation to make additional cash payments if certain revenue targets were achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. As of September 30, 2013, the estimated aggregate fair value of the contingent obligation for PivotHealth was $0.

Our November 2012 acquisition of 360Fresh included a contingent obligation to make additional cash payments if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through August 15, 2014. As of September 30, 2013, the estimated aggregate fair value of the contingent obligation for 360Fresh was $2.9 million.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of September 30, 2013, our marketable securities consisted of $110.5 million in tax-exempt notes and bonds issued by various states and $16.3 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of September 30, 2013 was approximately 7.4 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Because of the nature of our investments, we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K, as we believe the effect of interest rate fluctuations would not be material.

Foreign currency risk. Our international operations, which account for approximately 4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recorded foreign currency exchange gains of $0.1 million during the three months ended September 30, 2013 and losses of $0.1 million during the six months ended September 30, 2013, which are included in other income, net in our consolidated statements of income. In the three and six months ended September 30, 2012, we recorded foreign currency exchange gains of $32,000 and losses of $0.2 million, respectively. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial position as of September 30, 2013.

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

In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, and to $450 million in May 2013. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for our second quarter of fiscal 2014 is as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1 to July 31, 2013	—	$—	—	$102,933,721
August 1 to August 31, 2013	54,700	$57.62	54,700	$99,781,642
September 1 to September 30, 2013	32,341	$57.14	32,341	$97,933,751

Total	87,041	$57.44	87,041

As of September 30, 2013, we had repurchased a total of 15,856,015 shares under our repurchase program since the program’s inception.

Item 6.	Exhibits.

(a) Exhibits:

10.1	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Advisory Board Company filed on Schedule 14A with the Securities and Exchange Commission on July 26, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013, (ii) Unaudited Consolidated Statements of Income for the Three and Six Months Ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the Six months Ended September 30, 2013 and 2012, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: November 12, 2013	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Advisory Board Company filed on Schedule 14A with the Securities and Exchange Commission on July 26, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101	XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013, (ii) Unaudited Consolidated Statements of Income for the Three and Six Months Ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2013 and 2012, and (v) Notes to Unaudited Consolidated Financial Statements.