Form 10-Q
period 2013-12-31
ADVISORY BOARD CO
filed 2014-02-10
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2013
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
As of February 1, 2014, the registrant had outstanding 36,141,747 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,717	$57,829
Marketable securities, current	1,044	16,611
Membership fees receivable, net	464,517	370,321
Prepaid expenses and other current assets	15,796	15,477
Deferred income taxes, current	9,980	7,664
Total current assets	544,054	467,902
Property and equipment, net	100,311	73,572
Intangible assets, net	34,654	32,381
Deferred incentive compensation and other charges	85,050	73,502
Deferred income taxes, net of current portion	3,859	2,993
Marketable securities, net of current portion	137,698	140,228
Goodwill	129,424	95,540
Investments in and advances to unconsolidated entities	17,742	6,265
Other non-current assets	5,550	5,550
Total assets	$1,058,342	$897,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$451,993	$398,541
Accounts payable and accrued liabilities	77,459	75,089
Accrued incentive compensation	25,283	21,033
Total current liabilities	554,735	494,663
Deferred revenue, net of current portion	165,090	104,484
Other long-term liabilities	16,721	15,866
Total liabilities	736,546	615,013
Redeemable noncontrolling interest	100	100
The Advisory Board Company’s stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 36,123,495 and 35,138,465 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	361	351
Additional paid-in capital	418,055	375,622
Accumulated deficit	(93,997)	(94,306)
Accumulated other comprehensive (loss) income	(2,496)	1,261
Total stockholders’ equity controlling interest	321,923	282,928
Equity attributable to noncontrolling interest	(227)	(108)
Total stockholders’ equity	321,696	282,820
Total liabilities and stockholders’ equity	$1,058,342	$897,933

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue	$131,038	$116,231	$382,595	$331,131
Costs and expenses:
Cost of services, excluding depreciation and amortization	69,521	62,764	205,328	176,401
Member relations and marketing	25,500	21,826	69,886	62,431
General and administrative	19,430	16,567	55,426	45,678
Depreciation and amortization	8,712	5,338	21,952	14,029
Operating income	7,875	9,736	30,003	32,592
Other income, net	360	738	1,974	2,002
Income before provision for income taxes and equity in loss of unconsolidated entities	8,235	10,474	31,977	34,594
Provision for income taxes	(3,170)	(4,012)	(12,311)	(13,250)
Equity in loss of unconsolidated entities	(1,413)	(1,870)	(3,320)	(4,586)
Net income before allocation to noncontrolling interest	3,652	4,592	16,346	16,758
Net loss attributable to noncontrolling interest	119	—	119	108
Net income attributable to common stockholders	$3,771	$4,592	$16,465	$16,866
Earnings per share
Net income attributable to common stockholders per share—basic	$0.10	$0.13	$0.46	$0.49
Net income attributable to common stockholders per share—diluted	$0.10	$0.13	$0.45	$0.47
Weighted average number of shares outstanding:
Basic	36,063	34,949	35,812	34,597
Diluted	37,112	36,385	36,876	36,231
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income attributable to common stockholders	$3,771	$4,592	$16,465	$16,866
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities, net of income taxes of ($192) and ($227) for the three months ended December 31, 2013 and 2012, respectively, and ($2,352) and $460 for the nine months ended December 31, 2013 and 2012, respectively	(306)	(366)	(3,757)	741
Comprehensive income	$3,465	$4,226	$12,708	$17,607
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income before allocation to noncontrolling interest	$16,346	$16,758
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	21,952	14,029
Deferred income taxes	(585)	(649)
Excess tax benefits from stock-based awards	(16,583)	(11,755)
Stock-based compensation expense	13,794	10,382
Amortization of marketable securities premiums	2,020	1,473
Loss on investment in common stock warrants	—	110
Equity in loss of unconsolidated entities	3,320	4,586
Changes in operating assets and liabilities:
Membership fees receivable	(79,697)	(83,705)
Prepaid expenses and other current assets	16,264	(1,772)
Deferred incentive compensation and other charges	(11,548)	(9,894)
Deferred revenue	101,861	114,609
Accounts payable and accrued liabilities	3,921	26,543
Acquisition-related earn-out payments	(2,212)	(3,011)
Accrued incentive compensation	3,877	(45)
Other long-term liabilities	855	(3,437)
Net cash provided by operating activities	73,585	74,222
Cash flows from investing activities:
Purchases of property and equipment	(35,692)	(26,457)
Capitalized external use software development costs	(3,722)	(2,555)
Investment in and loans to unconsolidated entities	(15,641)	—
Cash paid for acquisition, net cash acquired	(46,036)	(31,887)
Redemptions of marketable securities	48,676	35,220
Purchases of marketable securities	(38,762)	(42,889)
Net cash used in investing activities	(91,177)	(68,568)
Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	17,478	21,580
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(5,796)	(3,844)
Proceeds from issuance of common stock under employee stock purchase plan	374	255
Excess tax benefits from stock-based awards	16,583	11,755
Contributions from noncontrolling interest	—	100
Acquisition-related earn-out payments	—	(1,400)
Purchases of treasury stock	(16,159)	(12,999)
Net cash provided by financing activities	12,480	15,447
Net (decrease) increase in cash and cash equivalents	(5,112)	21,101
Cash and cash equivalents, beginning of period	57,829	60,642
Cash and cash equivalents, end of period	$52,717	$81,743
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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 and the Company’s quarterly reports on Form 10-Q for subsequent quarters. The unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and a consolidated variable interest entity. The Company uses the equity method to account for equity investments in instances in which it owns common stock or securities deemed to be in-substance common stock and has the ability to exercise significant influence, but not control, over the investee and for all investments in partnerships or limited liability corporations where the investee maintains separate capital accounts for each investor. Investments in which the Company holds securities that are not in-substance common stock, or holds common stock or in-substance common stock, but has little or no influence are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2013 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and nine months ended December 31, 2013 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2014, or any other period.
Correction of prior period financial statements
Software cost capitalization errors
During the three months ended December 31, 2013, the Company identified errors related to prior periods. These errors were attributable to the omission of certain payroll-related benefits from the Company's capitalization of software development costs. The impact of the errors in the prior periods was not material to the Company in any of those periods; however, an adjustment to correct the aggregate amount of the prior period errors would have been material to the Company’s current year statement of income. The Company has applied the guidance for accounting changes and error correction and has corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included herein. The Company has also corrected an error related to the timing of a prior period acquisition-related earn-out fair value adjustment. The understatement of the liability of $1.0 million as of March 31, 2012 was corrected during fiscal 2013. In connection with the revision for the software cost capitalization error, the Company has revised the affected financial statements to correct the error in the proper period. Periods not presented herein will be revised, as applicable, as they are included in future filings.

The following are the previously stated and corrected balances of the affected line items of the consolidated statements of operations, consolidated cash flows, and consolidated balance sheets presented in this Form 10-Q for the periods or as of the date presented (in thousands):

	Three Months Ended December 31, 2012
	As reported	Adjustments	As adjusted
Cost of services, excluding depreciation and amortization	$63,123	$(359)	$62,764
Depreciation and amortization	5,223	115	5,338
Operating income, net	9,492	244	9,736
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	10,230	244	10,474
Provision for income taxes	(3,918)	(94)	(4,012)
Net income before allocation to noncontrolling interests	4,442	150	4,592
Net income attributable to common stockholders	4,442	150	4,592
Earnings per share:
Net income attributable to common stockholders per share - basic	$0.13	$—	$0.13
Net income attributable to common stockholders per share - diluted	$0.12	$0.01	$0.13
Comprehensive income	4,076	150	4,226

	Nine Months Ended December 31, 2012
	As reported	Adjustments	As adjusted
Cost of services, excluding depreciation and amortization	$178,478	$(2,077)	$176,401
Depreciation and amortization	13,739	290	14,029
Operating income, net	30,805	1,787	32,592
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	32,807	1,787	34,594
Provision for income taxes	(12,565)	(685)	(13,250)
Net income before allocation to noncontrolling interests	15,656	1,102	16,758
Net income attributable to common stockholders	15,764	1,102	16,866
Earnings per share:
Net income attributable to common stockholders per share - basic	$0.46	$0.03	$0.49
Net income attributable to common stockholders per share - diluted	$0.44	$0.03	$0.47
Comprehensive income	16,505	1,102	17,607

Statement of cash flows:
Net income before allocation to noncontrolling interests	$15,656	$1,102	$16,758
Depreciation and amortization	13,739	290	14,029
Deferred income taxes	(1,335)	686	(649)
Accounts payable and accrued liabilities	27,543	(1,000)	26,543
Net cash provided by operating activities	73,144	1,078	74,222
Purchases of property and equipment	(25,379)	(1,078)	(26,457)
Net cash used in investing activities	(67,490)	(1,078)	(68,568)

	As of March 31, 2013
	As reported	Adjustments	As adjusted
Property and equipment, net	$71,174	$2,398	$73,572
Deferred income taxes, net of current portion	3,888	(895)	2,993
Total assets	896,430	1,503	897,933
Accumulated deficit	(95,809)	1,503	(94,306)
Total stockholders’ equity	281,317	1,503	282,820
Total liabilities and stockholders’ equity	896,430	1,503	897,933

The following summarizes the previously stated and corrected balances for the years ended March 31, 2013 and 2012 that will be included in the Company’s 2014 Annual Report on Form 10-K (in thousands):

	Year Ended March 31, 2013
	As reported	Adjustments	As adjusted
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	$46,070	$2,010	$48,080
Net income attributable to common stockholders	22,163	1,260	23,423
Earnings per share:
Net income attributable to common stockholders per share - basic	$0.64	$0.03	$0.67
Net income attributable to common stockholders per share - diluted	$0.61	$0.04	$0.65

	Year Ended March 31, 2012
	As reported	Adjustments	As adjusted
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entity	$39,392	$15	$39,407
Net income attributable to common stockholders	25,293	9	25,302
Earnings per share:
Net income attributable to common stockholders per share - basic	$0.77	$—	$0.77
Net income attributable to common stockholders per share - diluted	$0.73	$—	$0.73

Membership fees receivable and deferred revenue errors
During the three months ended June 30, 2013, the Company identified immaterial errors in previously reported amounts of membership fees receivable and deferred revenue. The consolidated balance sheet at March 31, 2013 presented in our June 30, 2013 and September 30, 2013 forms 10-Q was adjusted to correct these errors resulting in an increase in membership fees receivable of $18.7 million, an increase in current deferred revenue of $11.8 million, and an increase in deferred revenue, net of current of $6.9 million. The amounts presented above "as reported" as of March 31, 2013 reflect these previous error corrections.
Similar errors affecting membership fees receivable and deferred revenue were identified and corrected in the accompanying consolidated statement of cash flows for the nine months ended December 31, 2012. Specifically, the operating cash outflow related to membership fees receivable as reported of $84.6 million was decreased by $0.9 million and the operating cash inflow related to deferred revenue as reported of $115.5 million was decreased by the same amount. These error corrections are not included in the error corrections summarized above.
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

Note 3. Acquisitions
Care Team Connect, Inc.
On October 7, 2013, the Company completed the acquisition for cash of all of the issued and outstanding capital stock of Care Team Connect, Inc. ("Care Team Connect"), a provider of comprehensive care management workflow solutions. The acquisition enhances the Company’s existing suite of population health technologies and service offerings and affirms the Company’s position as a leader in the care management market. The total purchase price, net of cash acquired, was $34.6 million, of which $5.3 million is reserved in escrow to secure indemnification and other obligations and will be released by April 2015 if specified indemnity conditions are satisfied. This indemnity escrow is not carried on the accompanying consolidated balance sheets.
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of October 7, 2013. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $13.8 million was allocated to accounts receivable, $0.2 million to fixed assets, $13.5 million to assumed liabilities, which consists of $4.2 million of acquired current deferred revenue, $7.7 million of acquired long-term deferred revenue, $0.9 million of accounts payable, and $0.7 million to deferred tax liabilities. Of the total estimated purchase price, $9.3 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $5.4 million, customer relationship related intangibles of $2.8 million, and existing customer contracts of $1.1 million. The acquired intangible assets have estimated lives ranging from three years to twelve years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 8.2 years. Approximately $24.8 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling Care Team Connect’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes. The purchase price allocation is preliminary and subject to change as the Company completes its customary review process.
The financial results of Care Team Connect are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Medical Referral Source, Inc.
On July 8, 2013, the Company completed the acquisition for cash of all of the issued and outstanding capital stock of Medical Referral Source, Inc. (“MRS”) to supplement its existing physician referral programs and to provide new growth opportunities. The total purchase price, net of cash acquired, was $11.5 million, of which $2.3 million is reserved in escrow to secure indemnification and other obligations and will be released by July 28, 2015 if specified indemnity conditions are satisfied. This indemnity escrow is not carried on the accompanying consolidated balance sheets.
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of July 8, 2013. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $0.7 million was allocated to accounts receivable, $0.2 million to deferred tax assets, and $0.4 million to assumed liabilities, which consists of $0.3 million of acquired deferred revenue and $0.1 million of accounts payable. Of the total estimated purchase price, $2.1 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $1.7 million and customer relationship related intangibles of $0.4 million. The acquired intangible assets have estimated lives ranging from three years to eight years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 4.0 years. Approximately $8.9 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling MRS’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes. The purchase price allocation is preliminary and subject to change as the Company completes its customary review process.
The financial results of MRS are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
360Fresh, Inc.

On November 15, 2012, the Company acquired for cash all of the issued and outstanding capital stock of 360Fresh, Inc. (“360Fresh”), a provider of clinical data analytics. The transaction enhances the Company’s existing suite of physician performance management solutions through the addition of unique technology that transforms the data from medical records into actionable insights to improve patient quality, reduce costs, and enhance productivity for health systems. The total purchase price, net of cash acquired, of $19.5 million consisted of an initial payment of $13.6 million of cash, the fair value of estimated additional contingent cash payments of $2.5 million, and an additional $3.4 million placed into escrow, which will be released by May 15, 2014 if specified indemnity conditions are satisfied. This indemnity escrow is not carried on the accompanying consolidated balance sheets. The contingent cash payments, which will not exceed $8.0 million and have no guaranteed minimum, will become due and payable to the former stockholders of 360Fresh if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through August 15, 2014. Upward adjustments totaling $0.4 million were made to the fair value of the liabilities for such contingent cash payments during the six months ended September 30, 2013 and were subsequently reversed during the three months ended December 31, 2013. The total liability recorded in cost of services on the accompanying consolidated statements of income was $2.5 million as of December 31, 2013. See Note 4, “Fair value measurements,” for additional information.
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
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of October 1, 2012. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $1.5 million was allocated to net acquired tangible assets, which consist of accounts receivable of $1.3 million, deferred tax assets, net of $0.9 million, and other current assets of $0.3 million, net of $1.0 million of acquired deferred revenue. Of the total estimated purchase price, $5.5 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $3.0 million, customer relationship and employee related intangibles of $1.0 million, and trademarks of $1.5 million. The acquired intangible assets have estimated lives ranging from four years to eleven years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.2 years. Approximately $7.9 million was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling ActiveStrategy’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes.
The financial results of ActiveStrategy are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Note 4. Fair value measurements

Financial assets and liabilities
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, and common stock warrants. In addition, contingent earn-out liabilities resulting from business combinations are recorded at fair value. The following methods and assumptions are used to estimate the fair value of each class of financial assets or liabilities that is valued on a recurring basis.
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
Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members. The warrants are exercisable for up to 6,015,000 shares of the entity if and as certain performance criteria are met. The warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the accompanying consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other income, net on the accompanying consolidated statements of income. See Note 10, “Other non-current assets,” for additional information. The fair value of the warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of the underlying value of the common shares of the entity that issued the warrants and the estimate of level of performance criteria that will be achieved. The entity that issued the warrants is privately held and the estimate of performance criteria to be met is specific to the Company. These inputs are unobservable and are considered key estimates made by the Company.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine months ended December 31, 2013 or 2012.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of December 31,	Fair value measurement as of December 31, 2013 using fair value hierarchy
	2013	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$52,717	$52,717	$—	$—
Available-for-sale marketable securities (2)	138,742	—	138,742	—
Common stock warrants (3)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (4)	12,800	—	—	12,800
	Fair value as of March 31,	Fair value measurement as of March 31, 2013 using fair value hierarchy
	2013	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$57,829	$57,829	$—	$—
Available-for-sale marketable securities (2)	156,839	—	156,839	—
Common stock warrants (3)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (4)	15,200	—	—	15,200

(1)	Fair value is based on quoted market prices.

(2)
Fair value is determined using quoted market prices of the assets. For further detail, see Note 5, “Marketable securities.” The Company changed the classification of its marketable securities from Level 1 to Level 2 within the fair value hierarchy as of December 31, 2013. The investments affected by this change are U.S. government-sponsored securities and tax exempt obligations of states that do not have observable prices in active markets. The Company concluded that these investments are more appropriately classified as Level 2 within the fair value hierarchy. The March 31, 2013 classification has been changed to conform. The impact of this change is immaterial and has no effect on the previously reported consolidated statements of income, stockholders' equity, cash flows or balance sheets.

(3)
The fair value of the common stock warrants as of December 31, 2013 and March 31, 2013 was calculated to be $0.49 per share using a Black-Scholes-Merton model. The significant assumptions as of December 31, 2013 were as follows: risk-free interest rate of 1.7%; expected term of 5.46 years; expected volatility of 40.95%; dividend yield of 0.0%; weighted average share price of $1.12 per share; and expected warrants to become exercisable of approximately 1,117,000 shares. The significant assumptions as of March 31, 2013 were as follows: risk-free interest rate of 1.0%; expected term of 6.22 years; expected volatility of 39.38%; dividend yield of 0.0%; weighted average share price of $1.00 per share; and expected warrants to become exercisable of approximately 1,400,000 shares.

(4)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Common stock warrants
The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. The change in the fair value of the common stock warrants during the nine months ended December 31, 2012 was attributable primarily to a slight decrease in the estimated performance targets that will be achieved. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Beginning balance	$550	$340	$550	$450
Fair value change in common stock warrants (1)	—	—	—	(110)
Ending balance	$550	$340	$550	$340

(1)	Amounts were recognized in other income, net on the accompanying consolidated statements of income.
Contingent earn-out liabilities
The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) on December 31, 2009. The additional contingent payments, which have no maximum, become due and payable to the former owners of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. The fair value of the Southwind earn-out liability is impacted by changes in estimates regarding expected operating results, changes in the valuation of the Company’s stock price, and an applied discount rate, which was 15% as of December 31, 2013. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. On October 31, 2012, the Company transferred 112,408 shares of its common stock to the former owners of Southwind to satisfy the component of the contingent obligation payable in the Company’s common stock, which reduced the related earn-out liability by $5.4 million. As of December 31, 2013, $14.7 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of December 31, 2013, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $10.3 million, which will be paid at various intervals, if earned, over evaluation periods which extend through December 31, 2014.
The Company entered into an earn-out agreement in connection with its acquisition of PivotHealth, LLC (“PivotHealth”) on August 1, 2011. The additional contingent cash payments, which have no guaranteed minimum or maximum, will become due and payable to the former owner of the PivotHealth business if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. The Company’s fair value estimate of the PivotHealth earn-out liability was $2.9 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for PivotHealth as of December 31, 2013 was $0. The fair value of the PivotHealth earn-out liability is impacted by changes in estimates regarding expected operating results as of December 31, 2013.
The Company’s fair value estimate of the 360Fresh earn-out liability, which is payable in cash, was $2.5 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for 360Fresh as of December 31, 2013 was $2.5 million. The fair value of the 360Fresh earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 19.0% as of December 31, 2013. See Note 3, “Acquisitions,” for additional information regarding the 360Fresh acquisition and related earn-out liability.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Beginning balance	$13,200	$21,500	$15,200	$20,200
Fair value change in Southwind contingent earn-out liability (1)	400	500	800	3,300
Fair value change in Cielo MedSolutions, LLC contingent earn-out liability (1)	—	300	—	400
Fair value change in PivotHealth contingent earn-out liability (1)	—	100	(1,000)	(300)
Fair value change in 360Fresh contingent earn-out liability (1)	(400)	—	—	—
Southwind earn-out payment	(400)	(9,400)	(2,200)	(10,600)
Cielo earn-out payment	—	(1,700)	—	(1,700)
Addition of 360Fresh contingent earn-out liability	—	2,500	—	2,500
Ending balance	$12,800	$13,800	$12,800	$13,800

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.

Non-recurring fair value measurements
During the nine months ended December 31, 2013, the Company recognized a gain of $4.0 million on the conversion of notes receivable from Evolent Health, Inc. into Series B convertible preferred stock of Evolent Health LLC. See Note 8, “Investments in and advances to unconsolidated entities,” for additional information. The amount of the gain was based on the excess of the fair value of the Series B convertible preferred stock received over the carrying value of the notes receivable exchanged. The fair value of the Series B convertible preferred stock used to calculate the gain was determined by reference to the per share price of issuances of the Series B convertible preferred stock by Evolent Health LLC to a third party at the same time as the Company exchanged its notes receivable. As this transaction was not made in an active market, this measure is considered a Level 2 fair value measurement.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the nine months ended December 31, 2013 and 2012, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 5. Marketable securities
The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$21,900	$23,344	$—	$1,444
Tax exempt obligations of states	116,842	119,609	1,206	3,973
	$138,742	$142,953	$1,206	$5,417

	As of March 31, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$25,430	$25,347	$83	$—
Tax exempt obligations of states	131,409	129,550	2,715	856
	$156,839	$154,897	$2,798	$856

The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2013
	Fair market value	Amortized cost
Matures in less than 1 year	$1,044	$1,028
Matures after 1 year through 5 years	34,851	34,134
Matures after 5 years through 10 years	77,437	80,119
Matures after 10 years through 20 years	25,410	27,672
	$138,742	$142,953
The following table shows the gross unrealized losses and fair value of the Company’s investments as of December 31, 2013 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government-sponsored enterprises	$21,899	$1,444	$—	$—	$21,899	$1,444
Tax exempt obligations of states	58,828	2,362	23,708	1,611	82,536	3,973
	$80,727	$3,806	$23,708	$1,611	$104,435	$5,417
There were no gross realized gains or losses on sales of available-for-sale investments during the three months ended December 31, 2013. There were $0.3 million in gross realized gains on sales of available-for-sale investments and $0.3 million in gross realized losses on sales of available-for-sale investments during the nine months ended December 31, 2013. There were no gross realized gains or losses on sales of available-for-sale investments during the three or nine months ended December 31, 2012. The weighted average maturity on all marketable securities held by the Company as of December 31, 2013 was approximately 7.4 years. Pre-tax unrealized losses on the Company’s investments of $5.4 million as indicated above were caused by the increase in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, a gain of $0.0 million is related to investments that mature before December 31, 2014. The Company purchased certain of its investments at a premium or discount to their relative face values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. There are twenty-one tax exempt obligations of states and nine tax exempt obligations of U.S. government-sponsored enterprises with unrealized losses that have existed for less than one year. The Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2013. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income on the accompanying consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
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
The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of income. Developed software obtained through acquisitions is amortized over its weighted average estimated useful life of approximately six years based on the cash flow estimate used to determine the value of the asset. The amount of acquired developed software amortization included in depreciation and amortization for the three and nine months ended December 31, 2013 was approximately $0.6 million and $1.2 million, respectively. The amount of acquired developed software amortization included in depreciation and amortization for the three and nine months ended December 31, 2012 was approximately $0.2 million and $0.7 million, respectively.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment for the periods presented. The amount of depreciation expense recognized on plant, property and equipment during the three and nine months ended December 31, 2013 was $3.1 million and $8.2 million, respectively. The amount of depreciation expense recognized on plant, property and equipment during the three and nine months ended December 31, 2012 was $2.2 million and $6.0 million, respectively.
Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of December 31, 2013 and March 31, 2013, the carrying value of internally developed capitalized software was $42.4 million and $30.7 million, respectively. Amortization expense for internally developed capitalized software for the three and nine months ended December 31, 2013, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $3.0 million and $6.8 million, respectively. Amortization expense for internally developed capitalized software for the three and nine months ended December 31, 2012, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.3 million and $3.4 million, respectively. Property and equipment consists of the following (in thousands):

	As of
	December 31, 2013	March 31, 2013
Leasehold improvements	$37,795	$29,953
Furniture, fixtures, and equipment	42,631	36,502
Software	94,554	65,589
Property and equipment, gross	174,980	132,044
Accumulated depreciation and amortization	(74,669)	(58,472)
Property and equipment, net	$100,311	$73,572
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the nine months ended December 31, 2013 or 2012.
Note 7. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2013 or 2012. There was no impairment of goodwill recorded in the nine months ended December 31, 2013 or 2012.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to twelve years. As of December 31, 2013, the weighted average remaining useful life of acquired intangibles was approximately 5.7 years. As of December 31, 2013, the weighted average remaining useful life of internally developed intangibles was approximately 4.4 years.
The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of December 31, 2013			As of March 31, 2013
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$10,160	$(1,780)	$8,380	$6,438	$(1,018)	$5,420
Acquired intangibles:
Developed software	6.1	19,250	(7,072)	12,178	19,250	(4,659)	14,591
Customer relationships	8.1	15,910	(6,252)	9,658	12,700	(4,735)	7,965
Trademarks	6.2	4,200	(2,539)	1,661	4,200	(2,118)	2,082
Non-compete agreements	4.3	1,400	(827)	573	1,400	(633)	767
Customer contracts	4.7	6,299	(4,095)	2,204	5,199	(3,643)	1,556
Total other intangibles		$57,219	$(22,565)	$34,654	$49,187	$(16,806)	$32,381

Amortization expense for intangible assets for the three and nine months ended December 31, 2013, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $2.1 million and $5.8 million, respectively. Amortization expense for intangible assets for the three and nine months ended December 31, 2012, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $1.6 million and $4.0 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of income for the remaining three months of the fiscal year ending March 31, 2014 and for each of the following five fiscal years ending March 31, 2015 through 2018: $2.2 million, $8.6 million, $5.9 million, $5.3 million, and $4.8 million, respectively, and $7.2 million thereafter.
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
During the period from January 2013 through July 2013, the Company provided interim funding to Evolent in the form of a convertible term note bearing interest at a rate of 8% per year, with such interest accruing on a daily basis and compounded annually. The carrying balance of the note receivable was $4.4 million as of March 31, 2013. The Company provided additional funding of $5.6 million during the period from April 2013 to July 2013. The Company’s proportionate share of the losses recognized by Evolent during the six month period from April 1, 2013 through September 22, 2013 exceeded the Company’s investment balance. As a result, the Company’s proportionate share of the excess losses was applied to the Company’s notes receivable from Evolent at a rate consistent with the Company’s interest in Evolent’s outstanding debt, which was 44%. The carrying balance of the notes receivable was decreased by $4.0 million during the six months ended September 22, 2013 to reflect the Company’s portion of Evolent’s losses after the Company’s equity investment balance was reduced to zero.
In September 2013, Evolent completed a reorganization in connection with a new round of equity financing (the “Series B Issuance”). Evolent’s reorganization included the creation of Evolent Health Holdings, Inc. ("Holdings") and the conversion of Evolent into Evolent Health LLC ("Evolent LLC"), a limited liability company that is treated as a partnership for tax purposes. As a result of the reorganization, Holdings owns 57% of the equity interests in Evolent LLC. Holdings has no other operations other than its investment in Evolent LLC. The Company, together with certain other investors, also holds direct equity interests in Evolent LLC, which will continue as the operating company that will conduct the Evolent business. The Company participated in the Series B Issuance by providing $9.6 million in cash and converting $10.1 million in principal and accrued interest of the convertible term note described above in exchange for 1,302,172 Series B convertible preferred shares in Evolent LLC and the right to appoint an additional person to the boards of directors of both Evolent LLC and Holdings. The conversion of all outstanding principal and accrued interest under the note into equity securities generated a $4.0 million gain. The gain is included in equity in loss of unconsolidated entities on the accompanying consolidated statements of income for the nine months ended December 31, 2013. Immediately following the Series B Issuance and reorganization, the Company owned 23.6% of Holdings through its Series A convertible preferred investment and 11.5% of Evolent LLC through its Series B convertible preferred investment.

On the date of the Series B Issuance, the Company re-evaluated the accounting for its investment in Holdings’ Series A convertible preferred stock. The Company determined that its Series A convertible preferred investment in Holdings should be accounted for under the cost method instead of the equity method since the investment no longer qualified as in-substance common stock. The carrying balance of the Company’s Series A convertible preferred investment in Holdings was $0 as of December 31, 2013. Evolent LLC maintains separate capital accounts for each of its shareholders; therefore, the Company accounts for its Series B convertible preferred investment in Evolent LLC under the equity method. During both the three and nine months ended December 31, 2013, the Company’s proportionate share of the losses of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC was $2.3 million, which includes $0.2 million related to amortization of basis differences related to identified intangible assets. As a result, the carrying balance of the Company’s investment in Series B convertible preferred shares of Evolent LLC was $17.7 million as of December 31, 2013. As an LLC, the losses of Evolent LLC pass through to the Company. The Company's proportionate share of the losses of Evolent LLC are recorded net of the estimated tax benefit that the Company believes will be realized from the losses in equity in loss of unconsolidated entities on the accompanying consolidated statements of income.
During the three and nine months ended December 31, 2012, the Company’s proportionate share of the losses of Evolent was $1.9 million and $4.6 million, respectively. During the nine months ended December 31, 2013, the Company’s proportionate share of the losses of Evolent that was applied to the carrying value of its investment in Series A convertible preferred stock of Evolent was $1.9 million. The losses not applied to the carrying value of the equity investment were applied to reduce the carrying value of notes receivable from Evolent. Equity in loss of unconsolidated entities on the accompanying consolidated statements of income for the nine months ended December 31, 2012 includes a dilution gain of $1.1 million which the Company recognized in connection with Evolent’s July 2012 financing round. Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Holdings and its majority-owned subsidiary Evolent LLC to continue to incur losses in the future.

The following is a summary of the financial position of Evolent LLC, as of the dates presented (unaudited, in thousands):

As of
December 31, 2013
Assets:
Current assets	$84,059
Non-current assets	22,321
Total assets	$106,380
Liabilities and Members’ Equity:
Current liabilities	$34,193
Non-current liabilities	3,468
Total liabilities	37,661
Redeemable equity	78,360
Members’ equity	(9,641)
Total liabilities and members’ equity	$106,380
The following is a summary of the operating results of Evolent LLC for the periods presented (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Revenue	$15,136	$—	$15,136	$—
Operating expenses	(24,709)	—	(24,709)	—
Depreciation and amortization	(725)	—	(725)	—
Interest, net	2	—	2	—
Taxes	—	—	—	—
Net loss	$(10,296)	$—	$(10,296)	$—

The following is a summary of the financial position of Holdings (or its predecessor) as of the date presented (unaudited, in thousands):

	As of
	December 31, 2013	March 31, 2013
Assets:
Current assets	$—	$9,842
Non-current assets	50,977	10,571
Total assets	$50,977	$20,413
Liabilities and Members’ Equity:
Current liabilities	$—	$11,716
Non-current liabilities	—	10,116
Total liabilities	—	21,832
Redeemable shares	37,669	—
Members’ equity	13,308	(1,419)
Total liabilities and members’ equity	$50,977	$20,413

The following is a summary of the operating results of Holdings (or its predecessor) for the periods presented (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Revenue	$—	$5,362	$25,671	$7,624
Operating expenses	—	(11,230)	(45,617)	(23,885)
Depreciation and amortization	—	(200)	(1,208)	(682)
Interest, net	—	5	(820)	12
Taxes	—	—	(8)	—
Gain from deconsolidation	—	—	46,246	—
Income/loss from investments	(3,134)	—	(3,094)	—
Net loss	$(3,134)	$(6,063)	$21,170	$(16,931)

Note 9. Other non-current assets
In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. The warrants are recorded at their fair value, which was $550,000 as of December 31, 2013 and March 31, 2013, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the fair value of the warrants is recorded in other income, net on the accompanying consolidated statements of income. For additional information regarding the fair value of these warrants, see Note 4, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment of $5.0 million as of December 31, 2013 is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of December 31, 2013, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2013 or 2012.
Note 10. Noncontrolling interest
In July 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity is governed by a services agreement and other documents that provide the entity’s owners the conditional right to require the Company to purchase their ownership interests (“Put Option”) at any time after certain conditions have been satisfied through December 31, 2014. As of December 31, 2013, these conditions had not been satisfied. These agreements also provide the Company a conditional right to require the entity’s owners to sell their ownership interests to the Company (“Call Option”) at any time between July 5, 2013 and December 31, 2014. The equity interest in this entity is classified as a redeemable noncontrolling interest, which is presented outside of permanent equity as the redemption is not solely within the Company’s control. The redeemable noncontrolling interest is recorded at its initial fair value of $0.1 million and has not been subsequently adjusted, as management’s current judgment is that it is not probable that the Put Option will become exercisable prior to its expiration due to uncertainty in the achievement of certain performance conditions specified in the agreement. If the Put Option were to become exercisable in the future, the estimated maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be approximately $7.5 million, which would be recorded as a reduction to net income available to common stockholders in the period when it is determined that exercise of the Put Option is probable.
The Company has determined that this entity meets the definition of a variable interest entity over which it has significant influence and, as a result, has consolidated the results of this entity into its consolidated financial statements. The noncontrolling interest represents the entity’s owners’ claims on consolidated investments where the Company owns less than a

100% interest. As of December 31, 2013, the Company has a 0% ownership interest in this entity. The Company records these interests at their initial fair value, adjusting the basis prospectively for the noncontrolling holders’ share of the respective consolidated investments’ results of operations and applicable changes in ownership.
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

As of December 31, 2013, there were no amounts outstanding under the revolving credit facility and $150.0 million was available for borrowing.
The Company is required under the revolving credit facility to satisfy three financial ratios on a quarterly basis. The Company was in compliance with these financial covenants as of December 31, 2013.
Note 12. Stockholders’ equity
On May 8, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $100 million of the Company’s common stock under its share repurchase program, bringing the total authorized repurchase amount under the program to $450 million since its inception. The Company repurchased 80,311 shares and 286,232 shares of its common stock at a total cost of approximately $5.0 million and $16.2 million in the three and nine months ended December 31, 2013, respectively, pursuant to its share repurchase program. The Company repurchased 109,654 shares and 286,881 shares of its common stock at a total cost of approximately $5.0 million and $13.0 million in the three and nine months ended December 31, 2012, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of December 31, 2013 was 15,936,326 shares at a total cost of $357.1 million. All repurchases to date have been made in the open market and all repurchased shares have been retired as of December 31, 2013. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of December 31, 2013, the remaining authorized repurchase amount was $92.9 million.
During the nine months ended December 31, 2013, the Company retired 286,232 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $3,000, treasury stock of $16.2 million, and retained earnings of $16.1 million. A total of 15,936,326 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.
Note 13. Stock-based compensation
On September 5, 2013, the Company’s stockholders approved an amendment to the Company’s 2009 Stock Incentive Plan (the “2009 Plan”) that increased the number of shares of common stock authorized for issuance under the plan by 2,125,000 shares. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan, as amended, may not exceed 6,735,000, plus the shares that remained available for issuance under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”) as of June 26, 2009 and shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). On September 5, 2013, the Company’s stockholders also approved an amendment to the 2009 Plan that increased the maximum term for stock option and freestanding stock appreciation rights awards granted under the plan from five years to seven years. Stock-based awards granted under the 2006 Plan have a five year maximum contractual term and stock-based awards granted under the 2009 Plan have a seven year maximum contractual term.
The aggregate number of shares of the Company’s common stock available for issuance under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) may not exceed 3,200,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven year maximum contractual term.
As of December 31, 2013, there were 2,740,725 shares available for issuance under the 2009 Plan and 715,670 shares available for issuance under the 2005 Plan.
The following table summarizes the changes in common stock options granted under the Company’s stock incentive plans during the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
	2013		2012
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding, beginning of period	2,692,353	$21.06	3,812,228	$17.04
Granted	443,262	48.50	361,844	44.00
Exercised	(1,045,651)	16.72	(1,342,510)	16.08
Forfeited	(71,630)	32.93	(4,500)	9.26
Cancellations	—	—	—	—
Outstanding, end of period	2,018,334	$28.91	2,827,062	$20.96
Exercisable, end of period	957,685	$18.51

The weighted average fair value of the options granted during the nine months ended December 31, 2013 is estimated at $13.41 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 0.6%; an expected life of approximately four years; volatility of 33.34%; and dividend yield of 0.0% over the expected life of the option.
The following table summarizes the changes in restricted stock units (“RSUs”) granted under the Company’s stock incentive plans during the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
	2013		2012
	Number of RSUs	Weighted average grant date fair value	Number of RSUs	Weighted average grant date fair value
Non-vested, beginning of period	943,206	$29.50	896,640	$20.77
Granted	419,632	49.51	340,756	44.34
Forfeited	(36,706)	39.86	(2,904)	22.75
Vested	(339,710)	26.50	(273,444)	19.78
Non-vested, end of period	986,422	$38.66	961,048	$29.40

The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs, for the three and nine months ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,456	$1,009	$4,145	$3,002
Member relations and marketing	944	656	2,845	1,992
General and administrative	2,328	1,806	6,804	5,388
Depreciation and amortization	—	—	—	—
Total costs and expenses	4,728	3,471	13,794	10,382
Operating income	(4,728)	(3,471)	(13,794)	(10,382)
Net income	$(2,908)	$(2,142)	$(8,484)	$(6,406)
Impact on diluted earnings per share	0.08	0.06	0.23	0.18
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of December 31, 2013, $37.1 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.7 years.

Note 14. Income taxes
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for the three or nine months ended December 31, 2013 or 2012. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2009.
Note 15. Earnings per share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive. Fully diluted shares outstanding for both the three and nine months ended December 31, 2012 includes contingently issuable shares related to the component of the Southwind earn-out settled in stock. For additional information regarding these shares, see Note 4, “Fair value measurements.”
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	36,063	34,949	35,812	34,597
Effect of dilutive outstanding stock-based awards	1,049	1,399	1,064	1,547
Dilutive impact of earn-out liability	—	37	—	87
Diluted weighted average common shares outstanding	37,112	36,385	36,876	36,231
In the three months ended December 31, 2013 and 2012, 1.0 million and 0.4 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the nine months ended December 31, 2013 and 2012, 1.1 million and 0.4 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

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
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as quality content on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. We believe high renewal rates are a reflection of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 15.5% in the nine months ended December 31, 2013 over the prior year period. Our contract value increased 16.1% to $522.5 million as of December 31, 2013 from $450.0 million as of December 31, 2012. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.
Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research personnel, in-house faculty, software developers, and consultants; the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; and costs of developing and supporting our software tools and web-based content. Member relations and marketing includes the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives; travel and entertainment expenses; training of personnel; sales and marketing materials; and associated support services. General and administrative expenses include the costs of human resources and recruiting; finance and accounting; legal; management information systems; facilities management; new program development; corporate development; and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment; amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs; and amortization of acquired developed technology. Included in our operating costs for each period presented are stock-based compensation expense and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognized upon the exercise of common stock options and the vesting of restricted stock units.

Acquisitions that we have completed since April 1, 2012 affect the comparability of our results of operations for the three and nine months ended December 31, 2013 and our results of operations for the same periods in our prior fiscal year, although the effect is not material.
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
Results of Operations
The following table shows statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	53.1%	54.0%	53.7%	53.3%
Member relations and marketing	19.5%	18.8%	18.3%	18.9%
General and administrative	14.8%	14.3%	14.5%	13.8%
Depreciation and amortization	6.6%	4.5%	5.7%	4.2%
Total costs and expenses	94.0%	91.6%	92.2%	90.2%
Operating income	6.0%	8.4%	7.8%	9.8%
Other income, net	0.3%	0.6%	0.5%	0.6%
Income before provision for income taxes and equity in loss of unconsolidated entities	6.3%	9.0%	8.3%	10.4%
Provision for income taxes	(2.4)%	(3.4)%	(3.2)%	(4.0)%
Equity in loss of unconsolidated entities	(1.1)%	(1.6)%	(0.8)%	(1.3)%
Net income before allocation to noncontrolling interest	2.8%	4.0%	4.3%	5.1%
Net loss attributable to noncontrolling interest	0.1%	—%	—%	—%
Net income attributable to common stockholders	2.9%	4.0%	4.3%	5.1%
Three and nine months ended December 31, 2013 compared to the three and nine months ended December 31, 2012
Net income attributable to common stockholders. Net income attributable to common stockholders was $3.8 million in the three months ended December 31, 2013 compared to $4.6 million in the three months ended December 31, 2012. The decrease in net income was primarily attributable to an increase in cost of services of $6.8 million incurred for new and growing programs, increases of $3.7 million in marketing and member relations costs attributable to the addition of new sales teams, an increase of $3.4 million in depreciation and amortization due to increased capital expenditures and an increase in amortization of newly acquired intangibles, and increases of $2.9 million in general and administrative expense related to increased investment in our legal and corporate development groups. The effect of these factors was partially offset by a 12.7% increase in revenue and a $0.9 million decrease in the fair value of acquisition-related earn-out liabilities as compared to the prior year period. Net income attributable to common stockholders was $16.5 million and $16.9 million in the nine months ended December 31, 2013 and 2012, respectively. Net income in the 2013 nine month period reflected a 15.5% increase in revenue and a $3.6 million decrease in fair value charges related to acquisition-related earn-out liabilities as compared to the prior year period. The effect of these factors was partially offset by an increase in cost of services of $28.9 million incurred for new and growing programs, increases of $9.7 million in general and administrative expense related to increased investment in certain of our administration groups to support our growing employee base and number of offices, increases of $7.5 million in marketing and member relations costs attributable to the addition of new sales teams, and an increase of $7.9 million in depreciation and amortization due to increased capital expenditures and an increase in amortization of newly acquired intangibles.
Adjusted net income, non-GAAP earnings per diluted share, and adjusted EBITDA. Adjusted net income decreased to $9.5 million for the three months ended December 31, 2013 from $10.3 million for the three months ended December 31, 2012, while adjusted EBITDA increased 9.0% to $21.4 million in the three months ended December 31, 2013 from $19.7 million in the three months ended December 31, 2012. Adjusted net income decreased to $32.3 million in the nine months ended December 31, 2013 from $33.1 million in the nine months ended December 31, 2012, while adjusted EBITDA increased 7.9% to $66.2 million in the nine months ended December 31, 2013 from $61.3 million in the nine months ended December 31, 2012. The increase in adjusted EBITDA was due to increased revenue, the effect of which was partially offset by the costs of new and growing programs, increased investment in our general and administrative infrastructure to support our growing employee base, and an increase in the number of new sales teams.
Revenue. Total revenue increased 12.7% to $131.0 million in the three months ended December 31, 2013 from $116.2 million in the three months ended December 31, 2012. Total revenue increased 15.5% to $382.6 million in the nine months ended December 31, 2013 from $331.1 million in the nine months ended December 31, 2012, while contract value increased 16.1% to $522.5 million as of December 31, 2013 from $450.0 million as of December 31, 2012. The increases in revenue and contract value were primarily attributable to our cross-selling of existing programs to existing members, the introduction and expansion of new programs, including our fiscal 2013 acquisitions of ActiveStrategy, Inc., or "ActiveStrategy," and 360Fresh, Inc., or "360Fresh," our fiscal 2013 acquisitions of Care Team Connect, Inc., or “Care Team Connect,” and Medical Referral Source, Inc., or “MRS,” and, to a lesser degree, price increases. We offered 60 membership programs as of December 31, 2013 compared to 56 membership programs as of December 31, 2012.
Cost of services. Cost of services increased to $69.5 million in the three months ended December 31, 2013 from $62.8 million in the three months ended December 31, 2012. Cost of services increased to $205.3 million in the nine months ended December 31, 2013 from $176.4 million in the nine months ended December 31, 2012. The increases in cost of services for the three and nine months ended December 31, 2013 were primarily due to growth and expansion of our Crimson programs, as well as our recent acquisitions of ActiveStrategy, 360Fresh, MRS, and Care Team Connect. Cost of services in the current periods also reflected increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. As a percentage of revenue, cost of services was 53.1% and 54.0% for the three months ended December 31, 2013 and 2012, respectively, and 53.7% and 53.3% for the nine months ended December 31, 2013 and 2012, respectively. Cost of services includes fair value adjustments to our acquisition-related earn-out liabilities of a $0.9 million increase in the three months ended December 31, 2012, and a $0.2 million decrease and $5.4 million increase in the nine months ended December 31, 2013 and 2012, respectively.
Member relations and marketing. Member relations and marketing expense increased to $25.5 million in the three months ended December 31, 2013 from $21.8 million in the three months ended December 31, 2012. As a percentage of revenue, member relations and marketing expense in the three months ended December 31, 2013 and 2012 was 19.5% and 18.8%, respectively. Member relations and marketing expense increased to $69.9 million in the nine months ended December 31, 2013 from $62.4 million in the nine months ended December 31, 2012. As a percentage of revenue, member relations and marketing expense in the nine months ended December 31, 2013 and 2012 was 18.3% and 18.9%, respectively. The increases in member relations and marketing expense were primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. During the three months ended December 31, 2013 and 2012, we had an average of 190 and 175 new business development teams, respectively.
General and administrative. General and administrative expense increased to $19.4 million in the three months ended December 31, 2013 from $16.6 million in the three months ended December 31, 2012. As a percentage of revenue, general and administrative expense was 14.8% in the three months ended December 31, 2013 compared to 14.3% in the three months ended December 31, 2012. General and administrative expense increased to $55.4 million in the nine months ended December 31, 2013 from $45.7 million in the nine months ended December 31, 2012. As a percentage of revenue, general and administrative expense increased to 14.5% in the nine months ended December 31, 2013 from 13.8% in the nine months ended December 31, 2012. The increases in general and administrative expense were primarily attributable to increased human resources, information technology, and infrastructure costs to support our growing employee base and number of office locations, and increased investments in our legal and corporate development groups.

Depreciation and amortization. Depreciation expense increased to $8.7 million, or 6.6% of revenue, in the three months ended December 31, 2013, from $5.3 million, or 4.5% of revenue, in the three months ended December 31, 2012. Depreciation expense increased to $22.0 million, or 5.7% of revenue, in the nine months ended December 31, 2013, from $14.0 million, or 4.2% of revenue, in the nine months ended December 31, 2012. The increases in depreciation and amortization were primarily due to increased amortization expense from developed capitalized internal-use software tools, the ActiveStrategy, 360Fresh, MRS, and Care Team Connect acquisitions, and depreciation of our newly renovated Austin, San Francisco, and Nashville offices and of an expansion floor of our Washington, D.C. headquarters.
Other income, net. Other income, net was $0.4 million in the three months ended December 31, 2013, compared to $0.7 million in the three months ended December 31, 2012. Lower average cash and investment balances due to our recent acquisition activity and investment in Evolent Health LLC, or "Evolent LLC," contributed to a decrease in interest income to $0.6 million in the three months ended December 31, 2013 from $0.9 million in the three months ended December 31, 2012. We recognized foreign exchange losses of $0.1 million during both the three months ended December 31, 2013 and 2012 as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During both the three months ended December 31, 2013 and 2012, we recognized $0.1 million in fees under our revolving credit facility. Other income, net was $2.0 million in both the nine months ended December 31, 2013 and 2012. Interest earned on our loan to Evolent Health, Inc., or “Evolent,” which was converted to a preferred stock interest in Evolent Health LLC in September of 2013 contributed to an increase in interest income to $2.6 million in the nine months ended December 31, 2013 from $2.0 million in the nine months ended December 31, 2012. We recognized foreign exchange losses of $0.2 million and gains of $0.3 million during the nine months ended December 31, 2013 and 2012, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During the nine months ended December 31, 2012, we recognized a $0.1 million loss on our investment in common stock warrants. During the nine months ended December 31, 2013 and 2012, we recognized $0.4 million and $0.2 million, respectively, in fees under our revolving credit facility.
Provision for income taxes. Our provision for income taxes was $3.2 million and $4.0 million in the three months ended December 31, 2013 and 2012, respectively, and $12.3 million and $13.3 million in the nine months ended December 31, 2013 and 2012, respectively. Our effective tax rate in the three and nine months ended December 31, 2013 was 38.5% compared to 38.3% in the three and nine months ended December 31, 2012.
Equity in loss of unconsolidated entities. Our proportionate share of the losses of Evolent LLC net of tax during the three months ended December 31, 2013 was $1.4 million. During the nine months ended December 31, 2013, our proportionate share of the losses of Evolent Health Holdings, Inc. and its majority-owned subsidiary Evolent LLC totaled $3.3 million, which was partially offset by a gain of $4.0 million recognized on the conversion into equity securities of all outstanding principal and accrued interest under our notes receivable from Evolent. Our proportionate share of the losses of Evolent during the three and nine months ended December 31, 2012 was $1.9 million and $4.6 million, respectively, partially offset by a $1.1 million gain on investment recognized in connection with the dilution of our ownership percentage from 39% to 31% resulting from Evolent’s second round of Series A preferred stock financing completed in July 2012. Evolent was established in August 2011 and continues to operate as an early-stage business. As a result, we expect Evolent Health Holdings, Inc. and Evolent LLC to incur losses in the future.
Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three and nine months ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,456	$1,009	$4,145	$3,002
Member relations and marketing	944	656	2,845	1,992
General and administrative	2,328	1,806	6,804	5,388
Depreciation and amortization	—	—	—	—
Total costs and expenses	4,728	3,471	13,794	10,382
Operating income	(4,728)	(3,471)	(13,794)	(10,382)
Net income	$(2,908)	$(2,142)	$(8,484)	$(6,406)
Impact on diluted earnings per share	$0.08	$0.06	$0.23	$0.18

There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of December 31, 2013, $37.1 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.7 years.

Non-GAAP Financial Measures
The tables below present information for the periods indicated about our adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” for the three and nine months ended December 31, 2013 and 2012 as net income attributable to common stockholders before adjustment for the items set forth in the first table below. We define “adjusted net income” for the three and nine months ended December 31, 2013 and 2012 as net income attributable to common stockholders excluding the net of tax effect of the items set forth in the second table below. We define “non-GAAP earnings per diluted share” for the three and nine months ended December 31, 2013 and 2012 as earnings per diluted share excluding the net of tax effect of the items set forth in the third table below. See “Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Non-GAAP Financial Presentation” in our 2013 Form 10-K for our reasons for including these financial measures in this report and for a description of material limitations with respect to the usefulness of such measures.
A reconciliation of adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share to the most directly comparable GAAP financial measures is provided below (in thousands, except per share data).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income attributable to common stockholders	$3,771	$4,592	$16,465	$16,866
Equity in (gain) loss of unconsolidated entities	1,413	1,870	3,320	4,586
Provision for income taxes	3,170	4,012	12,311	13,250
Other income, net	(360)	(738)	(1,974)	(2,002)
Depreciation and amortization	8,712	5,338	21,952	14,029
Acquisition and similar transaction charges	—	252	573	851
Fair value adjustments to acquisition-related earn-out liabilities	—	859	(250)	3,359
Stock-based compensation expense	4,728	3,471	13,794	10,382
Adjusted EBITDA	$21,434	$19,656	$66,191	$61,321

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income attributable to common stockholders	$3,771	$4,592	$16,465	$16,866
Equity in (gain) loss of unconsolidated entities	1,413	1,870	3,320	4,586
Amortization of acquisition-related intangibles, net of tax	1,424	1,030	3,790	2,611
Acquisition and similar transaction charges, net of tax	—	155	352	525
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	—	530	(154)	2,073
Loss on investment in common stock warrants, net of tax	—	—	—	68
Stock-based compensation, net of tax	2,908	2,142	8,484	6,406
Adjusted net income	$9,516	$10,319	$32,257	$33,135

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
GAAP earnings per diluted share	$0.10	$0.13	$0.45	$0.47
Equity in (gain) loss of unconsolidated entities	0.04	0.05	0.09	0.12
Amortization of acquisition-related intangibles, net of tax	0.04	0.03	0.10	0.07
Acquisition and similar transaction charges, net of tax	—	—	0.01	0.01
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	—	0.01	—	0.06
Stock-based compensation, net of tax	0.08	0.06	0.23	0.18
Non-GAAP earnings per diluted share	$0.26	$0.28	$0.88	$0.91

Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that existing cash, cash equivalents, marketable securities balances, and operating cash flows will be sufficient to support our expected operating and capital expenditures, as well as share repurchases, for at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $191.5 million as of December 31, 2013 and $214.7 million as of March 31, 2013. We expended $16.2 million and $13.0 million in cash to purchase shares of our common stock through our share repurchase program during the nine months ended December 31, 2013 and 2012, respectively. In addition, we invested $34.6 million in our acquisition of Care Team Connect, $11.5 million in our acquisition of MRS, $9.6 million in Series B convertible preferred stock of Evolent LLC, and $6.0 million in loans extended to Evolent during the nine months ended December 31, 2013. We had no long-term indebtedness as of December 31, 2013 or March 31, 2013.
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities were $73.6 million in the nine months ended December 31, 2013, compared to $74.2 million in the nine months ended December 31, 2012. The decrease in net cash flows provided by operating activities during the current period was primarily due to the timing of large payments from members during the nine months ended December 31, 2012.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $91.2 million and $68.6 million in the nine months ended December 31, 2013 and 2012, respectively. Investing activities during the nine months ended December 31, 2013 consisted of capital expenditures of $35.7 million, $34.6 million used in our acquisition of Care Team Connect, $11.5 million used in our acquisition of MRS, net redemptions of marketable securities of $9.9 million, and the purchase of $15.6 million in notes receivable and Series B convertible preferred stock from Evolent LLC. Investing activities during the nine months ended December 31, 2012 consisted of the acquisitions of 360Fresh and ActiveStrategy for $31.9 million, capital expenditures of $26.5 million, and net purchases of marketable securities of $7.7 million.
Cash flows from financing activities. We had net cash flows provided by financing activities of $12.5 million and $15.4 million in the nine months ended December 31, 2013 and 2012, respectively. Cash flows from financing activities during the nine months ended December 31, 2013 primarily consisted of $17.5 million of proceeds from the issuance of common stock upon the exercise of stock options and $16.6 million in additional tax benefits related to stock-based compensation arrangements, offset in part by the repurchase of $16.2 million of shares under our stock repurchase program and $5.8 million in shares withheld to satisfy the minimum employee tax withholding for certain vested restricted stock units. Financing activities during the nine months ended December 31, 2012 primarily consisted of $21.6 million of proceeds from the issuance of common stock upon the exercise of stock options and $11.8 million in additional tax benefits related to stock-based compensation arrangements, offset in part by the repurchase of $13.0 million in shares under our stock repurchase program, and $3.8 million in shares withheld to satisfy the minimum employee tax withholding for certain vested restricted stock units. Pursuant to our stock repurchase program, we repurchased 286,232 shares of common stock at a total cost of approximately $16.2 million in the nine months ended December 31, 2013 and 286,881 shares at a total cost of approximately $13.0 million in the nine months ended December 31, 2012.
Revolving credit facility. In July 2012, we obtained a $150.0 million five-year senior secured revolving credit facility under a credit agreement with a syndicate of lenders that can be used to finance working capital needs and for general corporate purposes, including permitted acquisitions. The credit facility may be increased at our request by up to an additional $50.0 million in minimum increments of $10.0 million upon the satisfaction of specified conditions. The credit agreement contains a sublimit for up to $5.0 million principal amount of swing line loans outstanding at any time and a sublimit for the issuance of up to $10.0 million of letters of credit outstanding at any time. As of December 31, 2013, there were no amounts outstanding under the credit facility and $150.0 million was available for borrowing thereunder.
The facility loans may be borrowed, repaid, and reborrowed from time to time during the term of the facility and will mature and be payable in full on July 30, 2017. Borrowings on the credit facility, if any, will bear interest at an amount based on either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.50% based on our total leverage ratio, or (b) an adjusted LIBO rate plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on our total leverage ratio. The facility contains customary affirmative and negative covenants. We are also required to maintain a maximum total leverage ratio of less than 3.5 to 1, a maximum senior secured leverage ratio of less than 2.5 to 1, and a minimum interest coverage ratio of greater than 3 to 1 for each of our fiscal quarters for the period of four consecutive fiscal quarters ending with the end of each such fiscal quarter. We were in compliance with each of these financial covenants as of December 31, 2013.
Contractual Obligations
Our 2013 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2013. Our December 2009 acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of December 31, 2013, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $10.3 million, which will be paid at various intervals, if earned, over evaluation periods which extend through December 31, 2014. As of December 31, 2013, $14.7 million has been earned and paid to the former owners.
Our August 2011 acquisition of PivotHealth, LLC, or “PivotHealth,” included a contingent obligation to make additional cash payments if certain revenue targets were achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. As of December 31, 2013, the estimated aggregate fair value of the contingent obligation for PivotHealth was $0.
Our November 2012 acquisition of 360Fresh included a contingent obligation to make additional cash payments if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through August 15, 2014. As of December 31, 2013, the estimated aggregate fair value of the contingent obligation for 360Fresh was $2.5 million.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no material off-balance sheet arrangements defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of December 31, 2013, our marketable securities consisted of $116.8 million in tax-exempt notes and bonds issued by various states and $21.9 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of December 31, 2013 was approximately 7.4 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Because of the nature of our investments, we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K, as we believe the effect of interest rate fluctuations would not be material.
Foreign currency risk. Our international operations, which account for approximately 4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recorded foreign currency exchange losses of $0.1 million and $0.2 million during the three and nine months ended December 31, 2013, respectively, which are included in other income, net in our consolidated statements of income. In the three and nine months ended December 31, 2012, we recorded foreign currency exchange losses of $0.1 million and foreign currency exchange gains of $0.3 million, respectively. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial position as of December 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures
Our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report as required by Rule 13a-15(b) or 15d-15(b) under the Exchange Act. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to the material weakness in internal control over financial reporting related to software cost capitalization discussed below.

Changes in internal control over financial reporting
During the three months ended December 31, 2013, the Company identified errors, which included errors in prior periods, related to the omission of certain payroll-related benefits from the Company's capitalization of software development costs. These errors were not material to any individual prior period; however the correction of these errors would have been material to the current period consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows. Therefore, the errors indicated to management that deficiencies existed in internal control over financial reporting that potentially would not prevent or detect a material misstatement. Management therefore concluded there was a material weakness in internal control over financial reporting related to capitalization of software development costs as of December 31, 2013. Actions are being implemented to remediate the above identified material weakness, including improvements to the process for capitalizing software development costs. For additional information about the errors and related corrections, see note 2 of the notes to financial statements appearing in Part I of this report.
Except as noted in the preceding paragraph, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	Other Information.
On February 5, 2014, the Company and The Corporate Executive Board Company agreed to extend the term of their Collaboration Agreement, dated as of February 6, 2007, through February 5, 2017. The Collaboration Agreement was filed with the SEC as Exhibit 10.42 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
As discussed in this report, our actual results could differ materially from the expected results expressed or implied in our forward-looking statements. There have been no material changes in our risk factors from those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The risks described in our 2013 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1 to October 31, 2013	—	$—	—	$97,933,751
November 1 to November 30, 2013	51,900	$61.72	51,900	$94,730,737
December 1 to December 31, 2013	28,411	$63.25	28,411	$92,933,785
Total	80,311	$62.26	80,311
As of December 31, 2013, we had repurchased a total of 15,936,326 shares under our repurchase program since the program’s inception.

Item 6.	Exhibits.
(a) Exhibits:

10.2	Letter agreement, dated February 5, 2014, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007.

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013(unaudited) and March 31, 2013, (ii) Unaudited Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2013 and 2012, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: February 10, 2014	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.2	Letter agreement, dated February 5, 2014, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013, (ii) Unaudited Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2013 and 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2013 and 2012, and (v) Notes to Unaudited Consolidated Financial Statements.