Form 10-K
period 2014-03-31
ADVISORY BOARD CO
filed 2014-05-30
CIK 1157377

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑
Based upon the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on September 30, 2013, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $2,140,496,767.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 23, 2014 was 36,602,102.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Commission no later than 120 days after the end of the fiscal year covered by this report.

1

THE ADVISORY BOARD COMPANY

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I – Item 1A – Risk Factors.” Any forward-looking statement speaks only as of the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date of this report.

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
Our fiscal year is the 12-month period ending on March 31. Our 2014 fiscal year ended on March 31, 2014.
Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.
On June 18, 2012, the Company completed a two-for-one split of its outstanding shares of common stock in the form of a stock dividend. Each stockholder of record received one additional share of common stock for each share of common stock owned at the close of business on May 31, 2012. Share numbers and per share amounts presented in this report for dates before June 18, 2012 have been restated to reflect the impact of the stock split.

Item 1. Business.
Overview
We are the leading provider of cloud-based performance improvement software and solutions to the health care and education industries. Through subscription-based membership programs, we leverage our intellectual capital to drive performance improvement to our base of over 4,500 member institutions by providing proven solutions to our members’ most important business problems. As of March 31, 2014, we served approximately 3,900 customers, who we refer to as members, in the health care industry and approximately 600 education organizations. Each of our programs targets the issues of a specific executive constituency or business function.
We offer programs rooted in best practices in three key areas: best practices research and insight; performance technology software; and consulting and management services. Our best practices research and insight memberships serve as the foundation of intellectual property across all programs and are focused on understanding industry dynamics, identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, and analyzing emerging trends within the health care and education industries. Our software programs leverage this intellectual capital, allowing members to pair their own operational data with the best practices insights from our research through cloud-based business intelligence and software applications founded upon the critical insights of the industry. Our consulting and management services programs assist member institutions’ efforts to adopt and implement best practices to improve their own performance.
Our membership-based model, in which members actively participate in our research and analysis on an annual basis, is central to our strategy. This model gives us privileged access to our members’ business practices, proprietary data, and strategic plans and enables us to provide detailed best practices and insight on current industry issues. In addition, through our executive member relationships, we are able to align our programs to address our members’ most pressing problems, and also to develop and offer new programs and services to meet our members’ changing needs.
Each of our programs offers a standardized set of services, allowing us to spread our largely fixed program cost structure across our membership base of participating organizations. This economic model enables us to increase our revenue and operating profit as we expand the membership base of our programs over time and, we believe, permits members to learn about industry best practices and access hosted software solutions at a fraction of the cost of customized analysis, consulting, or software development provided by other firms.
We launched our first health care program in 1986 and our first education program in 2007. Since becoming a public company in 2001, we have increased the total number of discrete programs we offer from 13 to 62 as of March 31, 2014. For a fixed fee, members of each program have access to an integrated set of services. Most of these programs are renewable. Our member institution renewal rate for each of the last five fiscal years has equaled or exceeded 89%. We believe high renewal rates reflect our members’ recognition of the value they derive from participating in our programs.

Our membership includes some of the most prestigious institutions in the United States. As of March 31, 2014, all 18 of the 2013-2014 U.S. News and World Report honor roll hospitals were members, including The Johns Hopkins Hospital, the Mayo Clinic, Massachusetts General Hospital, and The Cleveland Clinic. Our membership also includes leading pharmaceutical and biotech companies, health care insurers, and medical device companies, such as Johnson & Johnson Health Care Systems, Inc., Medtronic, Inc., and Bristol-Myers Squibb. Since our launch of programs serving education organizations in fiscal 2008, we have added a number of prominent higher education institutions, including University of California-Berkeley, Harvard University, Georgetown University, University of Virginia, University of North Carolina at Chapel Hill, and Washington University in St. Louis. Within our member organizations, we serve a range of constituencies, including both the executive suite and the broader management team. As of March 31, 2014, our 62 programs reached more than 9,700 chief executive and chief operating officers and 114,000 senior executives, clinical leaders, department heads, and product-line managers.
We offer our programs to health care organizations outside the United States. We derived approximately 3.1% of our fiscal 2014 revenues from non-U.S. members.

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
Business Strategy
To capitalize on the favorable characteristics of our target health care and education markets, we continue to develop and operate programs that address the critical issues facing our members in a standardized manner through research, analytics, and software rooted in shared best practices. To accomplish our strategic objectives, we seek to:

•
Deliver a superior value proposition. Our programs offer access to best practices and software at a fraction of the cost that other business services firms charge to provide a comparable customized analysis or solution. Members use our programs to improve the effectiveness of their organizations by increasing productivity, reducing operating costs, and increasing revenue. We believe that our program prices generally represent a small percentage of the potential bottom-line improvement members can achieve through the successful application of even a subset of the best practices and software that they receive as members of a particular program. As evidence of the value we provide, our member institution renewal rate for each of the last five fiscal years equaled or exceeded 89%.

•
Focus on best practices and key insights. We focus on providing research, analysis, services, and software based on demonstrated best practices within the health care and education industries. Our focus on deep vertical markets has enabled us to develop a membership that includes progressive and highly regarded institutions where many industry issues are first identified and where many of the best practices originate. We believe that these organizations will continue to demand access to proven best practices and solutions to common industry problems on a cost-effective, industry-wide basis and that our reputation and success to date has positioned us as a leading source for identifying, evaluating, communicating, and providing solutions that respond to evolving market needs.

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

•
Continue development of research, analysis, and technology expertise. The quality of our research, analysis, and software is a critical component of our success. Experienced program directors are responsible for assuring that our research methodology is applied to all studies and that quality is maintained across all deliverables, solutions, software applications, and programs. We are highly selective in our hiring, recruiting top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis, data mapping, technology development, and presentation skills.

•
Scale our economic model. Our economic model enables us to add new members to all of our programs for a low incremental cost per member to us, thereby growing our revenue and improving our operating income as we increase the membership base of our existing programs. A significant portion of the cost structure of a program for delivering the program’s standardized services is fixed and therefore does not vary with the number of members who participate in that program. By addressing issues that affect a broad range of members, we are able to spread the fixed costs associated with our programs over a large number of members and potential members. We actively cross-sell additional programs to our approximately 4,500 members through a variety of avenues, including sales force visits, presentations at member meetings, and announcements in our research publications and on our website. Our deep and longstanding relationships with member executives enhances our ability to understand the challenges facing an institution at any given time to cross-sell incremental programs.

•
Drive tangible results by incorporating data and analytics into cloud-based software programs. Through our best practices research, we have identified the need for business intelligence and software that consolidates, analyzes, benchmarks, and reports member data to provide visibility into areas of opportunity for operational or financial improvement. To meet this member need, we have combined commercially available and proprietary technology with our insight, industry expertise, and standardized data definitions to offer cloud-based software programs. These programs provide valuable insights by efficiently presenting regularly updated data extracted from what are often numerous and disparate source systems, benchmarking our members’ performance against the performance of other organizations, and allowing our members to analyze transaction-level detail. These sophisticated tools also incorporate our existing best practices research into the daily and weekly process flows at the member institutions, thereby allowing a broad group of executives, managers, and front-line leaders to leverage the insights and data in both their daily and strategic decisions. This integrated approach allows our members to achieve ongoing, tangible cost and performance gains and a higher return on investment. We frequently update our software through new features and functionality, research activities, and member input.

•
Leverage our intellectual capital and relationships by providing consulting and management services. We are able to leverage efficiently the substantial body of our best practices research, case study experience, and relationships we have amassed to support members in installing best practices solutions and to provide standardized management support, which we sell as discrete products for a separate fee. We have assembled a talented team of professionals who have substantial experience and expertise in delivering consulting and management services to our members. Our research programs produce best practices that we use to create management tools and executive education modules we offer in many of our consulting and management services engagements. Our research and software programs also provide a platform and source for identifying member organizations that seek additional assistance in adopting the best practices profiled in our research, thereby enhancing our ability to cross-sell our consulting and management services to existing members.

•
Expand our portfolio of programs through new product development, business acquisitions, and strategic partnerships. Development of new products and successful execution and integration of future business acquisitions and strategic partnerships are integral to our overall strategy as we continue to expand our portfolio of services. Over the last several years, we have added four to five new programs annually, which we cross-sell to existing members and use to attract new member institutions. We currently plan to continue launching four to five new programs each year. Pulling from a large pipeline of potential program concepts, each year we pursue a rigorous and templated research process, involving industry thought-leaders from progressive and well-known organizations as advisors and information gathered from hundreds of member interviews, through which we apply our defined new program development criteria to identify specific program launches. Before officially rolling out a program, we typically convert a high percentage of our advisors to paying members, which gives us a recognizable group of early partners to champion our programs and services to others. In addition to pursuing internal research and development activities relating to new programs, we also intend to continue expanding our portfolio of solutions through strategic acquisitions of and partnerships with companies whose products and services we believe we will complement and enhance our program offerings.

•
Target higher education, non-U.S. health care organizations, additional sectors of the health care industry, and other markets with similar characteristics. We believe that our business model and current memberships provide us significant assets that we can leverage to target higher education organizations, health care organizations across an expanded geographic market, additional sectors of the health care industry, and other vertical markets outside health care with similar relevant characteristics. We currently serve approximately 400 non-U.S. health care organizations through programs that rely on research and analysis primarily derived from our work with U.S. health care organizations. In addition, we are seeking to leverage our existing programs to expand our work with pharmaceutical, biotechnology, health insurance, and medical device companies, as well as with other organizations with interest in U.S. hospital and health system operations, performance, and data. As of March 31, 2014, we served approximately 600 education organizations, and plan to continue to expand and grow in our education market by leveraging our proven new program development process and by applying relevant learning from our established health care business to serve as a template for growth in this market.
Our Markets
We deliver our programs and services to the health care and education markets.
Health Care Market
We primarily serve health care organizations, a sector providing critical services to the community and one that constitutes a large and growing industry. Our sales to the health care market accounted for approximately 93% of our revenue for fiscal 2014. The Centers for Medicare and Medicaid Services estimates that spending in the United States for health care services will be $3.2 trillion in 2014 and projects that spending thereafter will grow at an annual rate of approximately 6% through 2021.
Health care organizations rely on external service providers to help them develop strategies, consolidate and analyze data, improve operations and processes, and train staff in order to remain competitive in the dynamic industry environment. We believe that the following characteristics of the health care industry make it especially suited for our business model of standardized delivery of professional information services and software rooted in shared best practices:

•
Common and complex industry-wide issues. Health care organizations of all sizes face many of the same complex strategic, operational, and management issues in seeking to increase revenue, reduce costs, improve physician performance, transition to value-based care models, develop infrastructure to effectively manage population health in order to take on broader risk, manage clinical innovation, improve productivity, reengineer business processes, increase clinical quality, improve manager effectiveness, overcome labor shortages, and comply with new government regulations. Because the delivery of health care services is based on complex, interrelated processes, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industry.

•
Fragmented industry. Our target market within the health care industry consists of over 10,000 current or potential organizations in the United States and internationally. This target market includes many health care providers that deliver health care services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

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

•
Need for data and analytics. Health care data resides in numerous source systems both within and dispersed across a variety of organizations including hospitals, physician practices, government and commercial payers, and others. In order to achieve the imperatives of improved quality outcomes and controlled costs, organizations within our market have an intense need for data and analytics to help understand both current performance and opportunities for inflection.

•
Value orientation. A membership model that provides access to best practices and performance technology software on a shared-cost basis appeals to many value-focused health care organizations that may be reluctant to make discretionary investments in an exclusive, higher-priced, customized engagement or software development solution to address their critical issues.

Education Market
In addition to serving health care organizations, we inaugurated program offerings in fiscal 2008 to provide similar best practices research and analysis services to universities and other education institutions. We currently serve approximately 600 organizations in this market and offer five industry-specific programs, which accounted for approximately 7% of our revenue for fiscal 2014.

We selected the education market as an area for expansion due to the size of the market, with post-secondary education in the United States estimated by the U.S. Department of Education to be a $483 billion industry involving the participation of more than 7,200 institutions and 22 million students, and because universities and other education institutions share many characteristics with our core health care market. Higher education institutions share with health care organizations a mission-driven orientation, common and complex problems, fragmented markets, an inclination to share best practices, and a value focus. As with health care, we believe these characteristics make the education market well suited to our business model of low cost, standardized delivery of professional information services and software rooted in shared best practices.
Our Membership
As of March 31, 2014, our membership consisted of approximately 4,500 members composed primarily of hospitals and health systems and colleges and universities, as well as pharmaceutical and biotech companies, health care insurers, medical device and supply companies, and other health care-focused organizations and educational institutions. Within these organizations, our programs serve a range of constituencies, including both the most senior executive and the broader management team. As of March 31, 2014, our programs reached over 9,700 chief executive and chief operating officers and more than 114,000 senior executives, clinical leaders, department heads, and product-line managers. No one member accounted for more than 1.5% of our revenue in any of our fiscal years ended March 31, 2012, 2013, or 2014. We generated approximately 3.5%, 4.0%, and 3.1% of our revenue from members outside the United States for fiscal 2012, 2013, and 2014, respectively.
We seek to involve the country’s most progressive health care and education organizations in our membership. The participation of these members provides us with a window into the latest challenges confronting the industries we serve and the most innovative best practices that we can share broadly throughout our membership. As of March 31, 2014, we served all 18 of the honor roll hospitals listed in the 2013-2014 U.S. News and World Report ranking, 99 of the largest 100 health care delivery systems, 30 of the world’s largest pharmaceutical and medical device companies, and the majority of the U.S. News and World Report top 100 universities for 2014.
The following table sets forth information with respect to membership programs, members, and renewals as of the dates shown and for the fiscal years indicated:

	March 31,
	2010	2011	2012	2013	2014
Membership programs offered	44	49	53	57	62
Total members	2,916	3,179	3,726	4,114	4,534
Member renewal rate (1)	89%	91%	92%	90%	90%
Contract value (in thousands of dollars) (2)	$253,267	$304,299	$398,313	$466,329	$541,903
—————————————

(1)
For the fiscal year indicated. Shows the percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers, acquisitions, or different affiliations of members that result in changes of control of individual institutions.

(2)	Shows the aggregate annualized revenue attributable to all agreements in effect on the last day of the fiscal year, without regard to the initial term or remaining duration of any such agreement.
Programs and Services
As of March 31, 2014, we offered 62 distinct membership programs across three key models:

•	best practices research and insight, which is focused on identifying best-demonstrated management practices, critiquing widely-followed but ineffective practices, and analyzing emerging trends;

•
performance technologies software, which allows members to increase revenue, reduce cost, and improve quality by utilizing software applications that provide visibility and analysis of their operational data alongside the best practices insights from our research; and

•
consulting and management services, which provides strategic and operational support to member institutions to enable them to achieve key clinical quality and financial performance goals, and assist member institutions’ efforts to adopt and implement best practices.

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
As a result of our extensive relationships with members, we are provided a unique window into their needs, and we are able not only to adjust the research agendas of our existing programs but also to offer new programs and services to meet our members’ changing needs. We provide a broad set of offerings, including research programs focused on strategic issues, expansive consulting and management programs that provide information and tools to address strategic, operational, and management issues, and programs anchored by cloud-based software applications that provide in-depth analysis and integration of best practices into operations. We achieve deep penetration into each of our member organizations, allowing a broader group of executives, managers, and front-line leaders access to insight and tools required for both their daily and more strategic decisions.
We have supplemented our internal development of programs with the introduction of programs developed by companies we have acquired. Our most recent acquisitions include Care Team Connect, Inc., which enhances our existing suite of population health technologies and service offerings and affirms our position as a leader in the care management market, Medical Referral Source, Inc., which supplements our existing physician referral programs, and HealthPost, Inc., a technology firm with a cloud-based ambulatory scheduling solution to supplement our Crimson programs. For additional information regarding our recent acquisitions, see Note 3, “Acquisitions,” to our consolidated financial statements included elsewhere in this report.

Program Attributes
Our programs are insight driven and are targeted at serving member executives and leveraging our insight and the power of our network to drive tangible return on our members' investment. Our programs may include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry services, business intelligence and software applications, and consulting and management services. We typically charge a separate annual membership fee for each program that is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. Most programs are renewable. The specific membership services vary by program and change over time as services are periodically added or removed. Institutions may access our services within a program only if they are members of that program. The types of services provided include those described below.
Best Practices Research and Insights Programs
We focus the senior managements of our members on important problems by providing an analysis of best practices used by some of the most successful organizations to solve those problems, and by providing tools and services to accelerate the adoption of best practices within our member institutions. Each of our best practices research programs is targeted at a specific member executive and addresses for each year the member’s specific strategic challenges, operational issues, and management concerns. Each program includes access to studies, executive education, proprietary databases and online services, and executive briefings, among other services, as we continue to enhance the programs with innovative features. For each best practices research program, we typically publish two to four best practices research studies or modules annually. We published a total of approximately 100 best practices research studies and produced approximately 1,000 customized research reports in fiscal 2014. We design each study and module to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to assimilate quickly the 100 to 250 pages of research content. Consistent application of our research methodology and extensive staff member training across all programs enables us to maintain research quality in the programs.
In addition to our research studies, we deliver an executive education curriculum based on our proprietary research to member institutions nationwide through four channels: general membership meetings; presentations conducted on-site at member organizations; on-call access to experts; and frequent teleconferences. In all four settings, we use interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In fiscal 2014, our staff of approximately 31 full- and part-time faculty delivered executive education services to approximately 2,900 member organizations, reaching more than 82,000 executive and managerial participants through more than 270 member meetings, over 2,400 on-site seminars, and over 280 webconferences. These interactions serve as an important building block for our relationships with members, allowing us the opportunity to gather input about our research agendas and services, generate leads for cross-selling additional programs to existing members, and identify ideas for potential new programs.
Across our research programs, we also offer a variety of databases, cloud-based content, and online tools and calculators to increase the utility of our content, facilitate analysis of an organization’s current performance, and assist the adoption of best practices at member institutions. Each research program has a dedicated section on our password-protected member website, accessible only to members of the program, that includes such items as best practices, executive modules, online data, audit toolkits, and market forecasting instruments. Through the website, members of each program may search and access program-specific content, which includes the ability to access an electronic library of research studies, review executive education modules, view meeting schedules, and communicate with our staff and other members.

Performance Technology Software Programs
Each of our performance technology software programs is anchored by cloud-based software applications that are regularly updated with member-specific data and provide all member institutions with access to specific performance improvement metrics. The tools pull data from disparate legacy information systems through standardized data extracts and, with analytics and proprietary metrics informed by our best practices research and insights, transforming hard-to-access legacy data into performance reports and benchmarks offering actionable insight for managers and executives. Members in these programs receive best practices from our research and from peer organizations through member meetings, teleconferences, and benchmarking, and, in addition, engage in regular interaction with members of our staff who are tasked with helping our members analyze their data and with suggesting tactics for improving performance.
The software programs are renewable and address perennial problems in areas in which we have developed significant knowledge through our research programs. These include, among other areas, revenue cycle efficiency, assistance with physician management, supply and other cost optimization, throughput in the emergency department and surgical suites, utilization management, workforce management and optimization, and improvement in quality of outcomes.
Our software programs are cloud-based, allowing members to receive value with minimal upfront investment costs. Cloud-based software allows continual access via the internet and can quickly be updated, delivering new program content to all members with minimal disruption. Our software is built to be flexible and easy to use, offering members ad hoc querying, performance alerts, drill-down analysis, and comparative benchmarking. Our performance technology membership model allows our members to benchmark against each other and learn how other members captured value from our software applications.
Through the combination of our research and access to the software, members gain insight into areas of opportunity for operational or financial improvement, receive best practices toolkits to capture the improvement, and directly use our resources to inform front-line decisions on an hourly, daily, and weekly basis. Our programs allow our members to transform their data into information they can use to enhance performance, enabling them to quantify areas of opportunity and identify value captured through use of our programs.
Consulting and Management Programs
We provide members with support in managing certain processes and installing within their own organizations the best practices profiled in our research studies. In these programs, which are not typically renewable, we offer members management tools and on-site curriculum derived from our experience working with other members.
We offer advisory services in which we provide a standardized package of management tools supplemented by on-site sessions to educate executives and line managers in their use. The programs are designed to help members organize, structure, and manage an internal project team and to develop the action plans for installing those best practices most likely to have a large impact within their organizations.
We also provide more comprehensive management services in which we provide an experienced leadership team with proven tactics, expertise, and operating metrics to manage a portion of a member’s operations on an interim or long-term basis. In this type of program we place a seasoned group of senior level executives on-site for an extended period to provide hands-on, practical expertise and to deliver long-term value by optimizing the financial and operational performance of our members.
Pricing and Contracts
We typically charge a separate fixed annual membership fee for each program that covers all the services in the program. Annual fees vary by program based on the target executive constituency and the specific combination of services we provide to participating members. Annual fees for best practices research programs are generally payable in advance. Annual fees for programs that offer consulting and management services or software are higher than annual fees for research and insights programs. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. On average, we increase membership fees 2% to 3% per year. Membership fees may also be lower for the initial members of new programs. In some of our programs, we charge our members for certain direct billable expenses, such as travel expenses. Most of our memberships are multi-year agreements.
Sales and Marketing
As of March 31, 2014, our sales force consisted of 199 new business development teams that are responsible for selling new memberships. Each new business development team generally consists of two employees: one marketer who travels to meet in person with prospective members, and one marketing associate who provides support from the office. Our two-person new business development teams sell programs to new members as well as cross-sell additional programs to existing members of other programs.
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
Intellectual Property
We offer our members a range of products to which we claim intellectual property rights, including research content, online services, databases, electronic tools, cloud-based applications, performance metrics, and software products. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and license other companies to use certain technology and other intellectual property that we control. We consider our trademarks, service marks, databases, software, and other intellectual property to be proprietary, and rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights. We have been granted federal registration for certain of our trademarks and services marks.
Competition
We are not aware of any other organization that offers services to health care or education organizations for fixed annual fees across as broad a range of best practices and performance technology software as that offered by our company. We compete in some discrete programs and for discretionary expenditures against health care-focused, education-focused, and multi-industry firms. These include consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; and specialized providers of educational and training services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, may also offer research, consulting, tools, and education services to health care and education organizations.
We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, strength and depth of relationships with member senior executives, reliability and effectiveness of our software tool applications, distinctiveness of dashboards and user interfaces, depth and quality of the membership network, ability to meet the changing needs of our current and prospective members, measurable returns on membership investment, and service and affordability. We believe we compete favorably with respect to each of these factors.
In February 2014, we extended the collaboration agreement with The Corporate Executive Board Company to enhance our services to members and explore new product development opportunities. To advance these efforts, which require the companies to share proprietary information related to best practices products and services, the agreement includes a limited non-competition provision.
Employees
As of March 31, 2014, we employed approximately 2,800 persons, approximately 1,800 of whom are based in our headquarters in Washington, D.C. None of our employees are represented by a collective bargaining arrangement.
Government Regulation
The health care industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new federal and state laws and regulations affecting the health care industry could create unexpected liabilities for us, could cause us or our members to incur additional costs and could restrict our or our members’ operations. Many health care laws are complex and their application to us, our members, or the specific services and relationships we have with our members are not always clear. Our failure to anticipate accurately the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and otherwise negatively affect our business. See “Part I – Item 1A - Risk Factors” for more information regarding the impact of government regulation on our company.

Executive Officers
The following table sets forth as of March 31, 2014 the names, ages, and positions of the persons who serve as our executive officers.

Executive Officers	Age	Position
Robert W. Musslewhite	44	Chief Executive Officer and Chairman
David L. Felsenthal	43	President and Director
Michael T. Kirshbaum	37	Chief Financial Officer and Treasurer
Evan R. Farber	41	General Counsel and Corporate Secretary
Cormac F. Miller	40	Executive Vice President
Richard A. Schwartz	48	President, Performance Technologies and Consulting
Mary D. Van Hoose	49	Chief Talent Officer
Our executive officers are appointed by, and serve at the pleasure of, our Board of Directors.
Robert Musslewhite has served as our Chief Executive Officer since September 2008. Mr. Musslewhite joined us in 2003, initially serving in executive roles in strategic planning and new product development. In 2007, Mr. Musslewhite was named Executive Vice President and general manager in charge of software-based programs, and he became CEO the following year. Before joining us, Mr. Musslewhite was an Associate Principal in the Washington, D.C., Amsterdam, and Dallas offices of McKinsey & Company, an international consulting firm, where he served a range of clients across the consumer products industry and other industries and was a co-leader of McKinsey’s Pricing Center. Mr. Musslewhite received an A.B. degree in Economics from Princeton University and a J.D. from Harvard Law School.
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
Michael T. Kirshbaum became our Chief Financial Officer in February 2006 and Treasurer in March 2007. Mr. Kirshbaum joined us in 1998, and before his current role held a variety of positions in the finance group, most recently serving as Senior Director of Finance. In that role, Mr. Kirshbaum was responsible for most of our finance operations, including our overall financial strategy and budgeting process, as well as a number of other accounting functions. Mr. Kirshbaum received a B.S. degree in Economics from Duke University.
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
Cormac F. Miller was named Executive Vice President in August 2011, with responsibility for corporate strategy and new product development. Before his promotion to Executive Vice President, he served as our Executive Director, Strategic Planning and New Product Development since January 2007. Mr. Miller joined us in 1996 and held various management positions within our research programs, including Executive Director, Research from October 2005 to December 2006, and Managing Director from October 2002 through October 2005. Mr. Miller received a B.S. degree from the University of Wisconsin-Madison.
Richard A. Schwartz became our President, Performance Technologies and Consulting in March 2014. He previously served as Executive Vice President since February 2006, responsible for strategic planning and general management of our physician-oriented programs. Mr. Schwartz joined us in 1992 and held various management positions within our research programs, including Executive Director, Research from June 1996 to March 2000. In addition, Mr. Schwartz served as our General Manager, Research from 2001 to 2006. Mr. Schwartz received a B.A. degree from Stanford University and an M.B.A. from Duke University.
Mary D. Van Hoose has served as Chief Talent Officer since 2009. In this role Ms. Van Hoose oversees recruiting, retention, engagement, and development of our staff worldwide, and works closely with the executive team on a broad range of issues that include organizational planning, goal setting, leadership development, and firm communication. Ms. Van Hoose joined us in 1991 and initially served as a research analyst focusing on certain clinical best practices for hospitals and health care providers. From 2000 to 2009, Ms. Van Hoose served as our Executive Director of Career Management. Ms. Van Hoose received a B.A. degree from the University of Virginia.

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
Factors that adversely affect the financial condition of the health care industry, in which our business is principally focused, could have a negative impact on us.
We derive most of our revenue from members in the health care industry. As a result, our business, financial condition, results of operations could be adversely affected by conditions affecting the health care industry generally and hospitals and health systems in particular. Our ability to grow will depend upon the economic environment of the health care industry as well as our ability to increase the number of programs and services that we sell to our members. There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of health care organizations, such as reimbursement policies for health care expenses, consolidation in the health care industry, and regulation, litigation, and general economic conditions. Because of current macro-economic conditions, many health care delivery organizations continue to experience deteriorating cash flow, access to credit, and budgets. It is unclear what long-term effects general economic conditions will have on the health care industry and in turn on us.
The health care industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new federal and state laws and regulations affecting the health care industry could create unexpected liabilities for us, could cause us or our members to incur additional costs, and could restrict our or our members’ operations. Many health care laws are complex and their application to us, our members, or the specific services and relationships we have with our members is not always clear. In addition, federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Due to the significant implementation issues arising under these laws, it is unclear what long-term effects they will have on the health care industry and in turn on our business, financial condition, and results of operations. Among other effects, we could be required to make unplanned modifications of our products and services or could suffer delays or cancellations of orders or reductions in demand for our products and services as a result of changes in regulations affecting the health care industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, changes to the Health Insurance Portability and Accountability Act of 1995, and the regulations that have been issued under it, which we refer to collectively as "HIPAA," and other federal or state privacy laws, laws relating to the tax-exempt status of many of our members, or restrictions on permissible discounts and other financial arrangements. Our failure to anticipate accurately the application of these laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity, and negatively affect our business.
Our revenue and results of operations may suffer if we are unable to sustain high renewal rates on our memberships.
We derive most of our revenue from renewable memberships in our discrete annual programs. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing programs. Our success in securing renewals depends upon the continuity of our principal contacts at a member organization, our members’ budgetary environment, and our ability to deliver consistent, reliable, high-quality, and timely research, tools, and analysis with respect to issues, developments, and trends that members view as important. We may not be able to sustain the level of performance necessary to achieve a high rate of renewals and, as a result, may not increase our revenue or even maintain our current revenue levels.
If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current members.
Our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care and education organizations that supply many of the best practices we feature in our research. We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining members. Promotion and enhancement of our reputation will depend largely on our success in continuing to provide effective solutions. Our brand name and reputation will suffer, and our ability to attract new members or retain existing members could be adversely affected, if members do not perceive our solutions to be effective or of high quality or if there inaccuracies or defects in our solutions.

If we are not able to offer new and valuable products and services, our business may suffer.
Our ability to increase our revenue depends on our ability to develop new products and services that serve specific constituencies, to anticipate changing market trends, and to adapt our research, tools, and analysis to meet the changing needs of our members. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure could cause some of our existing products and services to become obsolete, particularly in the health care industry, where needs continue to evolve rapidly with the introduction of new technology and the obsolescence of old technology, changing payment systems and regulatory requirements, shifting strategies and market positions of major industry participants, and changing objectives and expectations of health care consumers. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with timely research, business intelligence and software tools, and consulting and management services for issues and topics of importance. As a result, we must continue to invest resources in development of new programs and services in order to enhance our existing products and services and introduce new high-quality products and services that will appeal to members and potential members. Many of our member relationships are non-exclusive or terminable after a specified term. If our new or modified product and service innovations are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing members, be unable to obtain new members, or incur impairment of capitalized software development assets.
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
Any failure by us adequately to identify, understand, or address competitive pressures could have a material adverse effect on our business. We compete in discrete programs and for discretionary dollars against health care-focused, higher education-focused, and multi-industry firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, may also offer research, consulting, tools, and education services to health care and education organizations that are competitive with our programs.
We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater name recognition, have larger member bases and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from ours. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services, and make more attractive offers to our members.
We also compete on the basis of price. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action affecting reimbursement and financial stress experienced by our members. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected.
We cannot be certain that we will be able to retain our current members or expand our member base in this competitive environment. If we do not retain current members or expand our member base, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.
Our prospects will suffer if we are not able to hire, train, motivate, manage, and retain a significant number of highly skilled employees.
Our future success depends upon our ability to hire, train, motivate, manage, and retain a significant number of highly skilled employees, particularly research analysts, technical experts, and sales and marketing staff. We have experienced, and expect to continue to experience, competition for professional personnel from management consulting firms and other producers of research, technology, and analysis services. Hiring, training, motivating, managing, and retaining employees with the skills we need is time-consuming and expensive. Any failure by us to address our staffing needs in an effective manner could hinder our ability to continue to provide high-quality products and services, implement tools, complete existing member engagements, or attract new members.

Unsuccessful design or implementation of our software may harm our future financial results.
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
Some of our products and services are complex and require significant work to implement. If the member implementation process is not executed successfully or if execution is delayed, our relationships with some of our members may be adversely impacted, and our results of operations may be negatively affected. In addition, cancellation of any of our products and services after implementation has begun may involve loss to us of time, effort, and resources invested in the canceled implementation as well as lost opportunity for acquiring other members over the same period.
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
Unsuccessful delivery of our consulting and management services may harm our future financial success.
Several of our programs provide strategic and operational support to our member institutions to help them achieve key clinical quality and financial performance goals, as well as, to accelerate the implementation of best practices profiled in our research studies. If the member delivery process is not executed successfully or if execution is delayed, our relationships with some of our members and our results of operations may be negatively affected. We also are subject to loss of revenue arising from the fact that these consulting and management memberships are not individually renewable. To maintain our annual revenue and contract value from these programs, we will have to enroll new members each year as other members complete their program terms. We may not be successful in selling these programs in the future as a result of lack of continued market acceptance of the programs or other factors.
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
The HIPAA Privacy and Security Rules have historically applied directly to covered entities, such as our members who are health care providers that engage in HIPAA-defined standard electronic transactions or health plans. Because some of our members disclose protected health information to us so that we may use that information to provide certain services to them, we are a “business associate” of those members. To provide members with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our members. Such agreements must, among other things, provide adequate written assurances:

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
In February 2009, the U.S. Congress enacted the HITECH Act. On January 25, 2013, the United States Department of Health and Human Services, Office for Civil Rights published a final rule modifying the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules, which are referred to as the “Final HIPAA Omnibus Rule,” that implemented many of the provisions of the HITECH Act. Under the Final HIPAA Omnibus Rule, the privacy and security requirements of HIPAA have been modified and expanded. The Final HIPAA Omnibus Rule applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. We must now directly comply with certain aspects of the Privacy and Security Rules, and are also subject to enforcement for a violation of HIPAA. The Final HIPAA Omnibus Rule also imposes mandatory federal requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. The Final HIPAA Omnibus Rule became effective on March 26, 2013, and covered entities and business associates were required to comply with it by September 23, 2013.
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
HIPAA and its implementing regulations mandate format, data content, and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice, and eligibility inquiries. Although our systems are capable of transmitting transactions that comply with these requirements, some members or other third parties with whom we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where members or other third parties require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we may attempt to comply with their requirements, but may be subject to enforcement actions as a result. We are actively working to modify our systems for the implementation of updated standard code sets for diagnoses and procedures that are currently scheduled to take full effect in October 2015. We may not be successful in responding to the new requirements and any changes that we make to our transactions and software may result in errors or otherwise negatively affect our service levels. We may also experience complications in supporting clients that have not fully complied with the revised requirements as of the applicable compliance date.
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
Our business could be harmed by disruptions in service or operational or security failures at our data centers or at other service provider locations related to the storage, transmission, and presentation of member data.
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
Because of the large amount of data that we collect and manage from our members and other third parties and the increasing use of technology in our programs, hardware failures or errors in our processes or systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our members regard as significant. Further, our ability to collect and report data may be interrupted or limited by a number of factors, including the failure of our network, software systems, or business intelligence tools, or the terms of our members’ contracts with their third-

party suppliers. In addition, computer viruses may harm our systems, causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store, supply, utilize, and report information, our reputation could be harmed and we could lose existing members and experience difficulties in attracting new members.
Failure by our members to obtain proper permissions and waivers for use and disclosure of the information we receive from them or on their behalf may result in claims against us or may limit or prevent our use of data, which could harm our business.
We require our members to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of the information that we receive, and we require contractual assurances from them that they have done so and will do so. If they do not obtain necessary permissions and waivers, our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. Any such failure to obtain proper permissions and waivers could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent our use of such data. In addition, such a failure could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of our lack of a valid notice, permission, or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.
Our sources of data might restrict our use of or refuse to license us such data, which could adversely affect our ability to provide certain products or services.
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
If we fail to comply with federal and state laws governing health care fraud and abuse or reimbursement, we may be subject to civil and criminal penalties or loss of eligibility to participate in government health care programs.
A number of federal and state laws, including physician self-referral laws, anti-kickback restrictions, and laws prohibiting the submission of false or fraudulent claims, apply to health care providers, physicians, and others that make, offer, seek, or receive referrals or payments for products or services that may be paid for through any federal or state health care program and, in some instances, private programs. These laws are complex and change rapidly and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other health care reimbursement laws and rules. From time to time, participants in the health care industry receive inquiries or subpoenas to produce documents in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted from operations by these efforts.

These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our proprietary applications or that relate to claims or cost report information or services that relate to relationships between our members and other health care providers, including physicians, may be determined or alleged to be in violation of these laws and regulations. Any failure of our proprietary applications or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our contracts with our members, require us to change or terminate some portions of our business, cause us to be disqualified from serving customers doing business with government payors, and give our members the right to terminate our contracts with them.
If we are unable to maintain our third-party providers or strategic alliances, or enter into new alliances, we may be unable to grow our current business.
Our business strategy includes entering into strategic alliances and affiliations with leading health care service providers. If existing alliances are terminated or we are unable to enter into alliances with such providers, we may be unable to maintain or increase our market presence. We work closely with our strategic partners either to expand our penetration in certain areas or to expand our market capabilities. We may not achieve our objectives through these alliances. Many of these companies have multiple relationships and they may not regard us as significant to their business. Moreover, these companies, in certain circumstances, may pursue relationships with our competitors or develop or acquire products and services that compete with our products and services.
Our business could be harmed if we are no longer able to license or integrate third-party technologies and data.
We depend upon licenses from third-party vendors for some of the technology and data used in our business intelligence and software tools, for some of the technology platforms upon which these tools operate. We also use third-party software to maintain and enhance content generation and delivery, and to support our technology infrastructure. These technologies might not continue to be available to us on commercially reasonable terms, or at all. Most of these licenses can be renewed only by mutual agreement and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period. Our inability to obtain any of these licenses could delay our ability to provide services until alternative technology can be identified, licensed, and integrated, which may harm our financial condition and results of operations. Some of our third-party licenses are non-exclusive, and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us.
Our use of third-party technologies exposes us to increased risks, including risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology, and the generation of revenue from licensed technology sufficient to offset associated procurement and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions to operate as effectively without this technology.
Potential liability claims may adversely affect our business.
Our services, which involve recommendations and advice to organizations regarding complex business and operational processes, regulatory and compliance issues, and labor practices, may give rise to liability claims by our members or by third parties who bring claims against our members. Health care and education organizations often are the subject of regulatory scrutiny and litigation, and we may also become the subject of such litigation based on our advice and services. Any such litigation, whether or not resulting in a judgment against us, may adversely affect our reputation and could have a material adverse effect on our financial condition and results of operations. We may not have adequate insurance coverage for claims against us.
If the protection of our intellectual property is inadequate, our competitors may gain access to our intellectual property and we may lose our competitive advantage.
Our success as a company depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights, and trademarks, as well as customary contractual protections with employees, contractors, members, and partners. The steps we have taken to protect our intellectual property rights may not be adequate to deter misappropriation of our rights and may not be able to detect unauthorized uses and take timely and effective steps to enforce our rights. Our financial condition and results of operations could be negatively affected if we lose our competitive advantage because others are able to use our intellectual property. If unauthorized uses of our proprietary products and services were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We may not prevail in any such litigation.

If we are alleged to infringe, misappropriate, or violate the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.
We could be subject to intellectual property infringement, misappropriation or other intellectual property violation claims as our research content and applications' functionality overlaps with competitive products, and third parties may claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. We do not believe that we have infringed or are infringing on any valid or enforceable proprietary rights of third parties. However, we cannot assure you that infringement, misappropriation or claims alleging intellectual property violations will not be asserted against us. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any such claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all. Such claims also might require indemnification of our members at significant expense.
In addition, a number of our contracts with our members contain indemnity provisions whereby we indemnify them against certain losses that may arise from third-party claims that are brought in connection with the use of our products.
Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have limited visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

Our use of open source technology could impose limitations on our ability to commercialize our software applications.
Many of our software applications incorporate open source software components that are licensed to us under various public domain licenses. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. There is little or no legal precedent governing the interpretation of many of the terms of these licenses and therefore the potential impact of such terms on our business is somewhat unknown. There is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our software applications. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our offering, discontinue sales of our offering in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could cause us to breach customer contracts, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business and operating results.
We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our operating results.
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as discussed in Note 2 to our consolidated financial statements included elsewhere in this report, we make certain estimates, including decisions related to provisions for uncollectible revenue, income taxes, and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, our reported operating results could be materially adversely affected.
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
We evaluate potential acquisitions of complementary businesses on an ongoing basis and may from time to time pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths, and weaknesses of these opportunities, or consummating acquisitions on acceptable terms. Future acquisitions may result in dilution to earnings, including acquisitions involving potentially dilutive issuances of equity securities or issuances of debt. Acquisitions may expose us to particular business and financial risks, including risks that we may:

•	suffer the diversion of financial and management resources from existing operations;

•	incur indebtedness and assume additional liabilities, known and unknown, including liabilities relating to the use of intellectual property we acquire;

•	incur significant additional capital expenditures, transaction expenses, operating expenses, and non-recurring acquisition-related and integration charges;

•	experience an adverse impact on our earnings from the amortization or impairment of acquired goodwill and other intangible assets;

•	fail to integrate successfully the operations and personnel of the acquired businesses;

•	enter new markets or market new products with which we are not entirely familiar; and

•	fail to retain key personnel of, vendors to, and clients of the acquired businesses.
If we are unable to manage the risks associated with acquisitions, or if we experience unforeseen expenses, difficulties, complications, or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, we may fail to achieve expected cost savings, revenue opportunities, and other expected benefits of our acquisition strategy and may be required to focus resources on integrating the acquired operations rather than on our primary product and service offerings.

Any significant impairment of our goodwill would lead to a decrease in our assets and a reduction in our net operating performance.
As of March 31, 2014, we had goodwill of approximately $129.4 million, which constituted approximately 12.4% of our total assets as of that date. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment change, which would lead to a decrease in our assets and a reduction in our net operating performance. If the testing performed indicates that impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which the determination is made. The testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
We may invest in companies for strategic reasons and may not realize a return on our investments.
From time to time, we may make investments in companies to further their strategic objectives and support our key business initiatives. As of March 31, 2014, we held approximately $21.4 million of such investments. Such investments could include equity or debt instruments in private companies, and many of these instruments may be non-marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.
If we are required to collect sales and use taxes on the programs we sell in additional jurisdictions, we may be subject to liability for past sales and incur additional related costs and expenses and may experience a decrease in our future sales.
We may lose sales or incur significant expenses if states are successful in imposing state sales and use taxes on our services. A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, decrease our ability to compete with software vendors subject to sales and use taxes, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe that our services are subject to sales and use taxes in a particular state, may approach state tax authorities to determine how to comply with their rules and regulations. We may become subject to sales and use taxes and related interest and penalties for past sales in states where we believe no compliance is necessary. If we are required to collect and pay back taxes and the associated interest and penalties, and if our members fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our future services will effectively increase the cost of such services to our members and may adversely affect our ability to retain existing clients or to gain new members in the states in which such taxes are imposed.
We may not be able to fully realize our deferred tax assets.
For tax purposes, we have deferred income tax assets consisting primarily of state income tax credit and net operating loss carryforwards. As of March 31, 2014, our deferred income tax assets totaled approximately $43.0 million, which constituted approximately 4.1% of our total assets as of that date. If our future taxable income is less than we believe it will be, we may not be able to fully realize our deferred tax assets. In estimating future tax consequences, we do not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of our status as a Qualified High Technology Company on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted that have an impact on our deferred income taxes.
If our members who operate as not-for profit entities lose their tax-exempt status, those members would suffer significant adverse tax consequences which, in turn, could adversely affect their ability to purchase products or services from us.
State tax authorities have challenged the tax-exempt status of hospitals and other health care facilities claiming such status on the basis that they are operating as charitable and/or religious organizations. The outcome of these cases has been mixed with some facilities retaining their tax-exempt status and others being denied the ability to continue operating as not-for profit, tax-exempt entities under state law. In addition, many states have removed sales tax exemptions previously available to not-for-profit entities, and both the Internal Revenue Service and the U.S. Congress are investigating the practices of non-for profit hospitals. Those facilities denied tax exemptions could be subject to the imposition of tax penalties and assessments which could have a material adverse impact on their cash flow, financial strength, and, in some cases, continuing viability. If the tax exempt status of any of our members is revoked or compromised by new legislation or interpretation of existing legislation, that member’s financial health could be adversely affected, which could negatively affect our sales to those members.
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
As of March 31, 2014, we employed approximately 8% of our 2,800 employees in India through our Indian subsidiary, ABCO Advisory Services India Private Ltd., which expects to continue adding personnel. While there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, our reliance on a workforce in India exposes us to disruptions in the business, political, and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in India require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. Our Indian operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our headquarters is located in approximately 250,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, software development, information technology, administration, and operations personnel. Approximately 70% of our headquarters facilities is under an operating lease that expires in June 2019. The lease contains provisions for rental escalation and requires us to pay our portion of our executory costs such as taxes, insurance, and operating expenses. The remaining space in our headquarters facility is under a sublease expiring in 2017. The sublease contains provisions for annual rental escalations with no obligation to pay the additional executory costs noted above. We lease office space under operating leases in Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; Evanston, Illinois; San Francisco, California; Ann Arbor, Michigan; Plymouth Meeting, Pennsylvania; Tucson, Arizona; and London, England. We also lease office space in Chennai, India through our Indian subsidiary, ABCO Advisory Services India Private Ltd. For information about our leases, see Note 17, “Commitments and contingencies,” to our consolidated financial statements included elsewhere in this report. We believe that our facilities are adequate for our current needs and that additional facilities will be available for lease on a commercially reasonable basis to accommodate our anticipated growth.

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

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the Global Select Market of The NASDAQ Stock Market LLC and is traded under the NASDAQ symbol “ABCO.” The following table sets forth, for our two most recent fiscal years, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2014:
First quarter	$55.31	$44.20
Second quarter	$60.43	$52.86
Third quarter	$70.55	$59.14
Fourth quarter	$70.14	$54.79
Fiscal Year Ended March 31, 2013:
First quarter	$50.97	$41.76
Second quarter	$51.93	$39.73
Third quarter	$50.04	$42.72
Fourth quarter	$55.06	$47.51
As of May 23, 2014, there were seven holders of record of our common stock and 36,602,102 shares of common stock outstanding. The number of record holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.
We have not declared or paid any cash dividends on our common stock since we became a public company in 2001. We do not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by our Board of Directors and would depend on, among other factors, our earnings, financial condition, cash requirements, and restrictions on dividend payments under our senior secured revolving credit facility.
Issuer Purchases of Equity Securities
In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, and to $450 million in May 2013. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for our fourth quarter of fiscal 2014 is set forth in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
January 1 to January 31, 2014	—	$—	—	$92,933,785
February 1 to February 28, 2014	60,500	$62.46	60,500	$89,154,701
March 1 to March 31, 2014	29,800	$66.42	29,800	$87,175,302
Total	90,300	$63.77	90,300
As of March 31, 2014, we had repurchased a total of 16,026,626 shares under our repurchase program since its inception.

Item 6. Selected Financial Data.
The following table sets forth selected financial and operating data for the fiscal years and as of the dates indicated. The selected financial data presented below as of March 31, 2010, 2011, 2012, 2013, and 2014 and for the five fiscal years in the period ended March 31, 2014 have been derived from our financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended March 31,
	2010	2011(1)	2012(1) (2)	2013(1) (2)	2014
	(In thousands, except per share amounts)
Statements of Income Data:
Revenue	$232,610	$283,439	$370,345	$450,837	$520,596
Costs and expenses:
Cost of services, excluding depreciation and amortization	117,122	144,906	197,937	237,605	272,523
Member relations and marketing	52,533	64,295	73,875	85,264	96,298
General and administrative	32,133	38,225	47,892	62,185	74,169
Depreciation and amortization	7,712	10,108	14,269	20,308	30,420
Write-off of capitalized software	7,397	—	—	—	—
Total costs and expenses	216,897	257,534	333,973	405,362	473,410
Operating income	15,713	25,905	36,372	45,475	47,186
Other income, net	2,340	1,866	3,034	2,604	2,706
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entities	18,053	27,771	39,406	48,079	49,892
Provision for income taxes	(6,192)	(9,691)	(15,207)	(18,023)	(19,208)
Equity in loss of unconsolidated entities	—	—	(1,337)	(6,756)	(6,051)
Net income from continuing operations	11,861	18,080	22,862	23,300	24,633
Discontinued operations:
(Loss) / income from discontinued operations, net of tax (3)	(428)	444	286	—	—
Gain on sale of discontinued operations, net of tax	—	—	2,155	—	—
Net (loss) / income from discontinued operations	(428)	444	2,441	—	—
Net income before allocation to noncontrolling interest	11,433	18,524	25,303	23,300	24,633
Net loss attributable to noncontrolling interest	—	—	—	108	119
Net income attributable to common stockholders	$11,433	$18,524	$25,303	$23,408	$24,752
Earnings per share – basic:
Net income from continuing operations attributable to common stockholders	$0.38	$0.57	0.70	0.67	0.69
Net (loss) / income from discontinued operations attributable to common stockholders	$(0.01)	$0.02	0.07	—	—
Net income attributable to common stockholders per share – basic	$0.37	$0.59	$0.77	$0.67	$0.69
Earnings per share – diluted:
Net income from continuing operations attributable to common stockholders	$0.38	$0.55	0.66	0.64	0.67
Net (loss) / income from discontinued operations attributable to common stockholders	$(0.01)	$0.02	0.07	—	—
Net income attributable to common stockholders per share – diluted	$0.37	$0.57	0.73	0.64	0.67
Weighted average number of shares outstanding:
Basic	31,030	31,466	32,808	34,723	35,909
Diluted	31,384	32,830	34,660	36,306	36,959

—————————————

(1)
These periods were restated due to errors attributable to the omission of certain payroll-related benefits from the Company's capitalization of software development costs and the recording of accounts receivable and deferred revenue. See Note 2, "Summary of significant accounting policies" to our consolidated financial statements included elsewhere in this report for additional information.

(2)
These periods were restated due to an error related to the timing of a prior period acquisition-related earn-out fair value adjustment. See Note 2, "Summary of significant accounting policies" to our consolidated financial statements included elsewhere in this report for additional information.

(3)	Income / (loss) from discontinued operations for all periods presented includes the operating results for OptiLink, a business that was sold in January 2012.

	Year Ended March 31,
	2010	2011(1)	2012(1) (2)	2013(1) (2)	2014
	(In thousands except per share amounts)
Stock-based compensation expense included in Statement of Income:
Costs and expenses:
Cost of services	$3,930	$2,763	$3,440	$3,975	$5,527
Member relations and marketing	2,248	1,663	2,133	2,643	3,688
General and administrative	5,974	4,366	6,413	7,295	9,002
Total costs and expenses	12,152	8,792	11,986	13,913	18,217
Operating income	(12,152)	(8,792)	(11,986)	(13,913)	(18,217)
Net income attributable to common stockholders	$(7,984)	$(5,725)	$(7,359)	$(8,686)	$(11,204)
Impact on earnings per share:
Net income attributable to common stockholders per share – diluted	$(0.26)	$(0.18)	$(0.21)	$(0.24)	$(0.30)

	March 31,
	2010	2011(1)	2012(1) (2)	2013(1) (2)	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$61,238	$30,378	$60,642	$57,829	$23,129
Marketable securities	51,682	86,179	127,444	156,839	164,396
Working capital deficit	(20,850)	(65,953)	(28,783)	(26,761)	(59,912)
Total assets	386,772	491,432	706,307	897,933	1,041,335
Deferred revenue	204,112	262,751	391,920	503,025	587,359
Total stockholders’ equity	111,815	148,836	217,302	282,820	337,059

	March 31,
	2010	2011	2012	2013	2014
	(unaudited)
Other Operating Data:
Membership programs offered	44	49	53	57	62
Total members	2,916	3,179	3,726	4,114	4,534
Member institution renewal rate (3)	89%	91%	92%	90%	90%
Contract value (in thousands) (4)	$253,267	$304,299	$398,313	$466,329	$541,903
Contract value per member (5)	$86,854	$95,722	$106,901	$113,352	$119,520

—————————————

(1)
These periods were restated due to errors attributable to the omission of certain payroll-related benefits from the Company's capitalization of software development costs and the recording of accounts receivable and deferred revenue. See Note 2, "Summary of significant accounting policies" to our consolidated financial statements included elsewhere in this report for additional information.

(2)
These periods were restated due to an error related to the timing of a prior period acquisition-related earn-out fair value adjustment. See Note 2, "Summary of significant accounting policies" to our consolidated financial statements included elsewhere in this report for additional information.

(3)
Indicates the percentage of member institutions at the beginning of a fiscal year that hold one or more memberships in any of our programs at the beginning of the next fiscal year, adjusted to reflect mergers and other acquisitions or different affiliations of members that result in changes of control of individual institutions.

(4)	Represents the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.

(5)	Represents total contract value divided by the number of members.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We provide insight-driven performance improvement solutions to approximately 4,500 organizations, including hospitals, health systems, pharmaceutical and biotechnology companies, health care insurers, medical device companies, colleges, universities, and other health care-focused organizations and educational institutions. Members of each program typically are charged a fixed fee and have access to an integrated set of services that may include best practice research studies, executive education seminars, customized research briefs, cloud-based access to the program’s content database, and performance technology software.
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. Our member institution renewal rate was 92%, 90%, and 90% for fiscal 2012, 2013, and 2014, respectively. We believe high renewal rates reflect of our members’ recognition of the value they derive from participating in our programs. Our revenue grew 21.7% in fiscal 2013 over fiscal 2012 and 15.5% in fiscal 2014 over fiscal 2013. Our contract value increased 17.1% to $466.3 million as of March 31, 2013 from March 31, 2012 and 16.2% to $541.9 million as of March 31, 2014 from March 31, 2013. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
Our operating costs and expenses consist of cost of services, member relations and marketing expense, general and administrative expenses, and depreciation and amortization expenses.

•
Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research personnel, in-house faculty, software developers, and consultants; costs of the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; costs of developing and supporting our cloud-based content and performance technology software; and fair value adjustments to acquisition-related earn-out liabilities.

•
Member relations and marketing expense includes the costs of acquiring new members and the costs of account management, and includes compensation (including sales incentives), travel and entertainment expenses, and costs for training of personnel, sales and marketing materials, and associated support services.

•
General and administrative expenses include the costs of human resources and recruiting; finance and accounting; legal support; management information systems; real estate and facilities management; corporate development; new program development; and other administrative functions.

•
Depreciation and amortization expense includes the cost of depreciation of our property and equipment; amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs; and amortization of acquired intangibles.

Our operating costs for each period include stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognize upon their exercise of common stock options and the vesting of restricted stock units issued under our stock incentive plans.

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

Results of Operations
The following table shows statements of income data expressed as a percentage of revenue for the last three fiscal years:

	Year Ended March 31,
	2012	2013	2014
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	53.4	52.7	52.3
Member relations and marketing	19.9	18.9	18.5
General and administrative	12.9	13.8	14.2
Depreciation and amortization	3.9	4.5	5.8
Total costs and expenses	90.1	89.9	90.8
Operating income	9.9	10.1	9.2
Other income, net	0.8	0.6	0.5
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entities	10.7	10.7	9.7
Provision for income taxes	(4.1)	(4.0)	(3.7)
Equity in loss of unconsolidated entities	(0.3)	(1.5)	(1.2)
Net income from continuing operations	6.3	5.2	4.8
Discontinued operations:
Income from discontinued operations, net of tax	0.1	—	—
Gain on sale of discontinued operations, net of tax	0.5	—	—
Net income from discontinued operations	0.6	—	—
Net income before allocation to noncontrolling interest	6.9	5.2	4.8
Net loss attributable to noncontrolling interest	—	—	—
Net income attributable to common stockholders	6.9	5.2	4.8

Fiscal years ended March 31, 2012, 2013, and 2014
Net income attributable to common stockholders. Net income attributable to common stockholders decreased (7.5)% from $25.3 million in fiscal 2012 to $23.4 million in fiscal 2013, and increased 5.7% to $24.8 million in fiscal 2014. Factors that offset a 21.7% increase in revenue and contributed to the lower net income attributable to common stockholders in fiscal 2013 included increases of $39.7 million in cost of services to support four newly developed programs, three acquired companies as well as growth from existing programs, increases of $14.3 million in general and administrative expense related to increased new product development costs, increases in finance, information technology, and human resources expense incurred to support our growing employee base, increases of $11.4 million in marketing and member relations expense from the addition of new sales teams and their related expense, increases of $6.0 million in depreciation and amortization related to increased capital expenditures, including internally developed software and an increase in amortization of newly acquired intangibles, and an increase in our proportionate share of the net loss of unconsolidated entities from $1.3 million in fiscal 2012 to $6.8 million in fiscal 2013. The increase in net income attributable to common stockholders in fiscal 2014 was primarily due to a 15.5% increase in revenue from $450.8 million to $520.6 million and a $4.4 million decrease in fair value charges related to acquisition-related earn-out liabilities as compared to a $3.8 million increase in fair value changes in fiscal 2013. The effect of these factors was partially offset by an increase in cost of services of $34.9 million incurred for five newly developed programs, four acquired companies, and growth of existing programs, increases of $12.0 million in general and administrative expense related to increased investment in certain of our administration groups to support our growing employee base and number of offices, increases of $11.0 million in marketing and member relations costs attributable to the addition of new sales teams, and an increase of $10.1 million in depreciation and amortization due to increased capital expenditures, including internally developed software and an increase in amortization of newly acquired intangibles.

Adjusted net income, non-GAAP earnings per diluted share, and adjusted EBITDA. Adjusted net income increased 13.6% from $40.0 million, or $1.15 non-GAAP earnings per diluted share, in fiscal 2012 to $45.4 million, or $1.25 non-GAAP earnings per diluted share, in fiscal 2013, and decreased (1.2)% to $44.9 million, or $1.22 non-GAAP earnings per diluted share, in fiscal 2014. Adjusted EBITDA increased 18.1% from $71.5 million in fiscal 2012 to $84.4 million in fiscal 2013, and increase 9.2% to $92.2 million in fiscal 2014. The increases in adjusted net income for fiscal 2013 and adjusted EBITDA in fiscal 2013 and 2014 were due to increased revenue, the effect of which was partially offset by the costs of new and growing programs, increased investment in our general and administrative infrastructure to support our growing employee base, and an increase in the number of new sales teams. The decrease in adjusted net income for fiscal 2014 was attributable to additional costs to integrate four acquired companies over the last 18 months, as well as to increased investment in our general and administrative infrastructure to support our growing employee base, including an increase in the number of new sales teams.
Revenue. Revenue increased 21.7% from $370.3 million in fiscal 2012 to $450.8 million in fiscal 2013, and 15.5% to $520.6 million in fiscal 2014. Our contract value increased 17.1% from $398.3 million as of March 31, 2012 to $466.3 million as of March 31, 2013, and 16.2% to $541.9 million as of March 31, 2014.
The increase in revenue in fiscal 2013 over fiscal 2012 was primarily attributable to the introduction and expansion of new programs, including our fiscal 2013 acquisitions of ActiveStrategy, Inc., or “ActiveStrategy,” and 360Fresh, Inc., or “360Fresh,” a full fiscal year of revenue from the August 1, 2011 acquisition of PivotHealth LLC, or "PivotHealth," our cross-selling of existing programs to existing members, and, to a lesser degree, price increases. The increase in revenue in fiscal 2014 over fiscal 2013 was primarily attributable to our cross-selling of existing programs to existing members, the introduction and expansion of new programs, including a full year of revenue from our acquisitions of ActiveStrategy and 360Fresh, and revenue from our fiscal 2013 acquisitions of Care Team Connect, Inc., or “Care Team Connect,” and Medical Referral Source, Inc., or “MRS,” and, to a lesser degree, price increases.
We offered 53 membership programs as of March 31, 2012, 57 membership programs as of March 31, 2013, and 62 membership programs as of March 31, 2014. Our membership base consisted of 3,726 member institutions as of March 31, 2012, 4,114 member institutions as of March 31, 2013, and 4,534 member institutions as of March 31, 2014. Our average contract value per member of $106,901 as of March 31, 2012, increased to $113,352 as of March 31, 2013 and to $119,520 as of March 31, 2014.

Cost of services. Cost of services increased 20.0% from $197.9 million in fiscal 2012 to $237.6 million in fiscal 2013, and 14.7% to $272.5 million in fiscal 2014. As a percentage of revenue, cost of services was 53.4% for fiscal 2012, 52.7% for fiscal 2013, and 52.3% for fiscal 2014. The increase of $39.7 million in cost of services for fiscal 2013 over fiscal 2012 was primarily attributable to increases of $30.2 million in expenses related to our new and growing physician related software programs and an increase of $7.2 million in expenses related to our Southwind programs, which included a full year of PivotHealth expenses. The increase of $34.9 million in cost of services for fiscal 2014 over fiscal 2013 was primarily attributable to growth and expansion of our physician related software programs of $13.7 million, as well as costs incurred in connection with our recent acquisitions of ActiveStrategy, 360Fresh, MRS, and Care Team Connect. The increases in cost of services over the three fiscal years also reflected increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing expenses and licensing fees. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities of $6.7 million, $3.8 million, and ($4.4) million in fiscal 2012, 2013, and 2014, respectively.
Member relations and marketing expense. Member relations and marketing expense increased 15.4% from $73.9 million in fiscal 2012 to $85.3 million in fiscal 2013, and 12.9% to $96.3 million in fiscal 2014. As a percentage of revenue, member relations and marketing expense in fiscal 2012, 2013, and 2014 was 19.9%, 18.9%, and 18.5%, respectively. The total dollar increases in member relations and marketing expense over the three fiscal years were primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. We had an average of 148, 172, and 188 new business development teams during fiscal 2012, 2013, and 2014, respectively.
General and administrative expense. General and administrative expense increased 29.8% from $47.9 million in fiscal 2012 to $62.2 million in fiscal 2013, and 19.3% to $74.2 million in fiscal 2014. As a percentage of revenue, general and administrative expense in fiscal 2012, 2013, and 2014 was 12.9%, 13.8%, and 14.2%, respectively. The increase of $14.3 million in general and administrative expense for fiscal 2013 was primarily attributable to an increase of $8.0 million in costs incurred to improve our finance, human resources, and information technology infrastructure to support our growing employee base and number of office locations; increased legal infrastructure costs; an increase in share-based compensation expense of $0.9 million; and external advisory spending of $0.6 million related to our new credit facility. The increase of $12.0 million in general and administrative expense for fiscal 2014 was primarily attributable to an increase of $6.1 million in costs incurred to improve our human resources, information technology, and infrastructure costs to support our growing employee base and number of office locations; and increased investments in our legal and corporate development groups; and an increase in share-based compensation expense of $1.7 million. As of March 31, 2014, we had approximately 2,800 employees compared to approximately 2,400 employees as of March 31, 2013 and approximately 1,850 employees as of March 31, 2012.
Depreciation and amortization. Depreciation and amortization expense increased from $14.3 million, or 3.9% of revenue, in fiscal 2012, to $20.3 million, or 4.5% of revenue, in fiscal 2013, and to $30.4 million, or 5.8% of revenue, in fiscal 2014. The increase in fiscal 2013 was primarily due to increased amortization expense attributable to developed capitalized internal-use software, amortization expense on intangibles acquired in our fiscal 2013 acquisitions of 360Fresh and ActiveStrategy, and depreciation on expansion of our Washington, D.C. headquarters. The increase in fiscal 2014 was primarily due to increased amortization expense from developed capitalized internal-use software, the ActiveStrategy, 360Fresh, MRS, and Care Team Connect acquisitions, and depreciation of our newly renovated Austin, San Francisco, and Nashville offices and an expansion floor of our Washington, D.C. headquarters.
Other income, net. Other income, net decreased from $3.0 million in fiscal 2012 to $2.6 million in fiscal 2013, and increased to $2.7 million in fiscal 2014. Other income, net consists of interest income, revolving credit facility fees, gains and losses on investment in common stock warrants, and foreign currency gains and losses. Other income, net consisted of interest income of $2.4 million, a foreign exchange rate gain of $0.1 million, and a gain of $0.5 million on an investment in common stock warrants in fiscal 2012; interest income of $3.4 million, revolving credit facility fees of $0.4 million, a foreign exchange rate loss of $0.5 million, and a gain of $0.1 million on an investment in common stock warrants in fiscal 2013; and interest income of $3.3 million, revolving credit facility fees of $0.6 million, a foreign exchange rate loss of $0.2 million, and a realized gain of $0.2 million on sale of marketable securities in fiscal 2014. Higher average cash and investment balances contributed to an increase in interest income from $2.4 million in fiscal 2012 to $3.4 million in fiscal 2013, while consistent average cash and investment balances between fiscal 2013 and 2014 resulted in investment income of $3.3 million in fiscal 2014. During fiscal 2012, 2013, and 2014, we recognized a foreign exchange gain of $0.1 million and foreign exchange losses of $0.5 million and $0.2 million, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.
Provision for income taxes. Our provision for income taxes was $15.2 million, $18.0 million, and $19.2 million in fiscal 2012, 2013, and 2014, respectively. Our effective tax rate in fiscal 2012, 2013, and 2014 was 38.6%, 37.5%, and 38.5%, respectively. The decrease in our effective tax rate in fiscal 2013 was primarily due to a higher balance of tax-exempt investments and an increase in Washington, D.C. tax credits that we received under the New E-conomy Transformation Act of 2000, partially offset by a slight increase in our effective state tax rate due to changes in apportionment of revenue. The increase in our effective tax rate in fiscal 2014 was primarily attributable to a lower balance of tax-exempt investments and a slight increase in our effective state tax rate due to changes in apportionment of revenue.
Equity in loss of unconsolidated entities. Our proportionate share of the losses of Evolent Health, Inc., or "Evolent," and Evolent Health LLC, or "Evolent LLC," was $1.3 million, $6.8 million, and $6.1 million in fiscal 2012, 2013, and 2014, respectively. Evolent was established in August 2011. Our initial Series A investment in Evolent was accounted for under the equity method until Evolent completed a restructuring in connection with a financing round in September 2013. Following the restructuring and financing, it was determined that our Series A investment should be accounted for using the cost method. As such, we no longer recognize our percentage of the entity's losses related to our Series A investment.
In September 2013, we invested in the Series B convertible preferred stock of Evolent LLC. Subsequent to September 2013, equity in loss of unconsolidated entities includes only our portion of Evolent LLC's losses related to our Series B investment. The losses recognized during fiscal year 2013 were partially offset by a $1.1 million gain on investment recognized in connection with additional equity investment from certain early customers in July 2012. The losses recognized during fiscal year 2014 were partially offset by a $4.0 million gain on the conversion into equity securities of all outstanding principal and accrued interest under notes outstanding to Evolent as of March 31, 2013. Evolent LLC continues to be in the early stages of its business plan, and as a result, we expect Evolent LLC to incur losses in the future.
Income from discontinued operations, net of tax. On January 20, 2012, we sold substantially all of the assets of our OptiLink business. As a result, the net income generated by OptiLink of $0.3 million in fiscal 2012 has been presented as discontinued operations.
Gain on sale of discontinued operations. In fiscal 2012, we recorded a gain of $2.2 million from the sale of OptiLink, after tax.
Net loss attributable to noncontrolling interest. On July 5, 2012, we entered into an agreement with an entity created for the sole purpose of providing consulting services for us on an exclusive basis. We determined that this entity meets the definition of a variable interest entity over which we have significant influence and, as a result, have consolidated the results of this entity into our consolidated financial statements. As of March 31, 2014, we have a 0% ownership interest in this entity. In fiscal 2013 and 2014, $0.1 million of income was recorded in the allocation of losses to the noncontrolling interest. There was no income allocated to us in fiscal 2012.
Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and RSUs issued under our stock incentive plans and for shares issued under our employee stock purchase plan for fiscal 2012, 2013, and 2014 (in thousands except per share amounts):

	Year Ended March 31,
	2012	2013	2014
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$3,440	$3,975	$5,527
Member relations and marketing	2,133	2,643	3,688
General and administrative	6,413	7,295	9,002
Depreciation and amortization	—	—	—
Total costs and expenses	11,986	13,913	18,217
Operating income	(11,986)	(13,913)	(18,217)
Net income attributable to common stockholders	$(7,359)	$(8,686)	$(11,204)
Impact on diluted earnings per share	$(0.21)	$(0.24)	$(0.30)
There are no stock-based compensation costs capitalized as part of the cost of an asset.
Stock-based compensation expense by award type for fiscal 2012, 2013, and 2014 was as follows (in thousands):

	Year Ended March 31,
	2012	2013	2014
Stock-based compensation expense by award type:
Stock options	$5,072	$5,000	$4,846
Restricted stock units	6,914	8,913	13,371
Employee stock purchase rights	—	—	—
Total stock-based compensation	$11,986	$13,913	$18,217
As of March 31, 2014, $43.4 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 2.9 years.
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
The information about our core operating performance provided by our non-GAAP financial measures is used by management for a variety of purposes. Management uses the non-GAAP financial measures for internal budgeting and other managerial purposes in part because the measures enable management to evaluate projected operating results and make comparative assessments of our performance over time while isolating the effects of items that vary from period to period without any or with limited correlation to core operating performance, such as tax rates, interest income and foreign currency exchange rates, periodic costs of certain capitalized tangible and intangible assets, share-based compensation expense, and certain non-cash and special charges. The effects of the foregoing items also vary widely among similar companies, and affect the ability of management and investors to make company-to-company comparisons. In addition, merger and acquisition activity can have inconsistent effects on earnings that are not related to core operating performance due, for instance, to charges relating to acquisition costs, the amortization of acquisition-related intangibles, and fluctuations in the fair value of contingent earn-out liabilities. Companies also exhibit significant variations with respect to capital structure and cost of capital (which affect relative interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. By eliminating some of the foregoing variations, management believes that the Company’s non-GAAP financial measures allow management and investors to evaluate more effectively the Company’s performance relative to that of its competitors and peer companies. Similarly, our management believes that because of the variety of equity awards used by companies, the varying methodologies for determining both share-based compensation and share-based compensation expense among companies, and from period to period, and the subjective assumptions involved in those determinations, excluding share-based compensation from our non-GAAP financial measures enhances company-to-company comparisons over multiple fiscal periods.
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
Our management compensates for these limitations by relying primarily on our GAAP results and using the non-GAAP financial measures only as a supplemental measure of our operating performance, and by considering independently the economic effects of the foregoing items that are or are not reflected in the non-GAAP measures. Because of their limitations, our non-GAAP financial measures should be considered by our investors only in addition to financial measures prepared in accordance with GAAP, and should not be considered to be a substitute for, or superior to, the GAAP measures as indicators of operating performance.
A reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures is provided below (unaudited, in thousands):

	Year Ended March 31,
	2012	2013	2014
Net income attributable to common stockholders	$25,304	$23,408	$24,752
Equity in loss of unconsolidated entities	1,337	6,756	6,051
Gain on sale of discontinued operations, net of tax	(2,155)	—	—
Provision for income taxes from continuing operations	15,206	18,023	19,208
Income from discontinued operations, net of tax	(286)	—	—
Other income, net	(3,034)	(2,604)	(2,706)
Depreciation and amortization	14,817	20,308	30,420
Acquisition and transaction charges	648	851	573
Fair value adjustments to acquisition-related earn-out liabilities	7,678	3,759	(4,350)
Share-based compensation expense	11,987	13,913	18,217
Adjusted EBITDA	$71,502	$84,414	$92,165

	Year Ended March 31,
	2012	2013	2014
Net income attributable to common stockholders	$25,304	$23,408	$24,752
Equity in loss of unconsolidated entities	1,337	6,756	6,051
Gain on sale of discontinued operations, net of tax	(2,155)	—	—
Income from discontinued operations, net of tax	(286)	—	—
Amortization of acquisition-related intangibles, net of tax	3,502	3,804	5,221
Acquisition and similar transaction charges, net of tax	405	525	352
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	4,777	2,331	(2,675)
Gain on investment in common stock warrants, net of tax	(263)	(68)	—
Share-based compensation expense, net of tax	7,388	8,686	11,204
Adjusted net income	$40,009	$45,442	$44,905

	Year Ended March 31,
	2012	2013	2014
GAAP earnings per diluted share	$0.73	$0.64	$0.67
Equity in loss of unconsolidated entities	0.04	0.19	0.17
Gain on sale of discontinued operations, net of tax	(0.06)	—	—
Income from discontinued operations, net of tax	(0.01)	—	—
Amortization of acquisition-related intangibles, net of tax	0.10	0.11	0.14
Acquisition and similar transaction charges, net of tax	0.01	0.01	0.01
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	0.14	0.06	(0.07)
Gain on investment in common stock warrants, net of tax	(0.01)	—	—
Share-based compensation expense, net of tax	0.21	0.24	0.30
Non-GAAP earnings per diluted share	$1.15	$1.25	$1.22
Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that existing cash, cash equivalents, marketable securities balances, and operating cash flows will be sufficient to support our expected operating and capital expenditures, as well as share repurchases, during at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $214.7 million as of March 31, 2013 and $187.5 million as of March 31, 2014. We expended $18.0 million and $21.9 million in cash to purchase shares of our common stock through our share repurchase program during fiscal 2013 and 2014, respectively. We had no long-term indebtedness as of March 31, 2013 or 2014.
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income attributable to common stockholders on an annual basis. Net cash flows provided by operating activities were $93.9 million in fiscal 2012, $83.3 million in fiscal 2013, and $76.7 million in fiscal 2014. The decrease in net cash flows provided by operating activities in fiscal 2013 was due to the timing of payments received and, to a lesser extent, an increase in certain acquisition-related earn-out payments classified as cash flows used in operating activities. The decrease in net cash flows provided by operating activities in fiscal 2014 was primarily due to the timing of certain vendor payments.

Cash flows from investing activities. Our cash management, investment, and acquisition strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities were $88.7 million in fiscal 2012, $106.9 million in fiscal 2013, and $125.6 million in fiscal 2014.
In fiscal 2012, investing activities used $88.7 million in cash, primarily consisting of net purchases of marketable securities of $40.5 million, capital expenditures of $33.2 million, expenditure of $16.9 million in our acquisition of PivotHealth, and our initial capital contribution of $10.0 million to Evolent. The effect of these expenditures was partially offset by the net proceeds of $7.8 million realized on the sale of discontinued operations and the receipt of $4.0 million in previously escrowed funds relating to the acquisition of Concuity Services, Inc.
In fiscal 2013, investing activities used $106.9 million in cash, primarily consisting of capital expenditures of $40.4 million, expenditure of $31.9 million in our acquisitions of 360Fresh and ActiveStrategy, net purchases of $31.3 million of marketable securities, and the purchase of a $4.4 million note receivable from Evolent offset by $1.1 million received from the sale of OptiLink.
In fiscal 2014, investing activities used $125.6 million in cash, primarily consisting of capital expenditures of $49.1 million, expenditures of $46.0 million in our acquisitions of Care Team Connect and Medical Referral Source, a contribution of a $15.6 million to Evolent LLC, and net purchases of $14.8 million of marketable securities.
Cash flows from financing activities. We had net cash flows provided by financing activities of $25.1 million in fiscal 2012, $20.8 million in fiscal 2013, and $14.2 million in fiscal 2014.
In fiscal 2012, we had net cash flows provided by financing activities of $25.1 million, consisting of $31.0 million from the exercise of stock options, $7.6 million in excess tax benefits resulting from the exercise of employee options, and $0.2 million received from the issuance of common stock under our employee stock purchase plan. The effect of those items was partially offset by our repurchase of 111,719 shares of our common stock for approximately $6.6 million, our use of $2.4 million to satisfy minimum employee tax withholding for vested restricted stock units and $4.8 million of acquisition-related earn-out payments.
In fiscal 2013, we had net cash flows provided by financing activities of $20.8 million, consisting of $24.1 million from the exercise of stock options, $20.5 million in excess tax benefits resulting from the exercise of employee options, and $0.4 million received from the issuance of common stock under our employee stock purchase plan. The effect of those items was partially offset by our repurchase of 98,433 shares of our common stock for approximately $18.0 million, our use of $4.1 million to satisfy minimum employee tax withholding for vested restricted stock units, $1.4 million expended in acquisition-related earn-out payments, and $0.8 million used to pay credit facility issuance costs.
In fiscal 2014, we had net cash flows provided by financing activities of $14.2 million, consisting of $22.0 million from the exercise of stock options, $19.5 million in excess tax benefits resulting from the exercise of employee options, and $0.5 million received from the issuance of common stock under our employee stock purchase plan. The effect of those items was partially offset by our repurchase of 376,532 shares of our common stock for approximately $21.9 million, and our use of $5.9 million to satisfy minimum employee tax withholding for vested restricted stock units.
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
Amounts drawn under the revolving credit facility generally will bear interest at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.50% based on our total leverage ratio, or (b) an adjusted London interbank offered rate, or "LIBOR," plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on our total leverage ratio. We are required to pay a commitment fee on the unutilized portion of the facility at an annual rate of between 0.25% and 0.40% based on our total leverage ratio. The interest rate on the alternate base rate loans will fluctuate as the base rate fluctuates, while the interest rate on the eurocurrency loans will be adjusted at the end of each applicable interest period. Interest on alternate base rate loans will be payable quarterly in arrears, while interest on eurocurrency loans will be payable at the end of each applicable interest period, which may be one, two, three, or nine months, except that, in the case of a six-month interest period, interest will be payable at the end of each three-month period.
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
We are required under the credit agreement to satisfy the following three financial ratios, each of which is measured for us and our subsidiaries on a consolidated basis as of the end of each fiscal quarter:

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
We were in compliance with these financial covenants as of March 31, 2014.
Contractual obligations. The following summarizes our contractual obligations as of March 31, 2014. These obligations relate to leases for our headquarters and other offices as well as a non-cancelable agreement for the purchase of data. These are more fully described in Note 17, “Commitments and contingencies,” to our consolidated financial statements included elsewhere in this report.

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable operating leases	$67,044	$13,563	$26,253	$21,115	$6,113
Purchase obligation	$16,000	$5,000	$8,000	$3,000	$—
In addition to the contractual obligations above, as of March 31, 2014 we have payments of up to $8.8 million contingently payable through December 31, 2014 related to business acquisitions. For additional detail, see Note 5, “Fair value measurements,” to our consolidated financial statements included elsewhere in this report.
Share Repurchase Program
In January 2004, our Board of Directors authorized the repurchase by us from time to time of up to $50 million of our common stock. This authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 31, 2007, to $350 million in April 2008 and up to $450 million in May 2013. We intend to fund any future share repurchases with cash on hand and with cash generated from operations. No minimum number of shares for repurchase has been fixed, and the share repurchase authorization has no expiration date. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. As of March 31, 2014, the remaining authorized repurchase amount was $87.2 million.
Exercise of Stock Options and Purchases under our Employee Stock Purchase Plan
Options granted to participants under our stock-based incentive compensation plans that were exercised to acquire shares in fiscal 2012, 2013, and 2014 generated cash of approximately $31.0 million, $24.1 million, and $22.0 million, respectively, from payment of option exercise prices. In addition, in fiscal 2012, 2013, and 2014, cash flows of approximately $0.2 million, $0.4 million, and $0.5 million, respectively, were provided by discounted stock purchases by participants under our employee stock purchase plan.
Off-Balance Sheet Arrangements
As of March 31, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.
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
Our membership agreements with our customers generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: best practices research; executive education curricula; cloud-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and performance technology software. Access to such deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables, we review the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery, and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If we determine that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. Because of the unique nature of the Company’s products, neither vendor specific objective evidence nor third-party evidence is available. Therefore, the Company utilizes best estimate of selling price to allocate arrangement consideration in multiple element arrangements. Best estimate of selling price is an estimate and as such, could change over time.
Our membership programs may contain certain deliverables that do not have standalone value and therefore are not accounted for separately. In general, the deliverables in membership programs are consistently available throughout the membership period, and, as a result, the consideration is recognized ratably over the membership period. When a service offering includes unlimited and limited service offerings, revenue is recognized over the appropriate service period, either ratably, if the service is consistently available, or, if the service is not consistently available, upon the earlier of the delivery of the service or the completion of the membership period, provided that all other criteria for recognition have been met.

Certain membership programs incorporate hosted performance technology software. In many of these agreements, members are charged set-up fees in addition to subscription fees for access to the hosted cloud-based performance technology software and related membership services. Both set-up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally three years, and is consistent with the pattern of the delivery of services under these arrangements. Upon launch of a new program that incorporates software, all program revenue is deferred until the program is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement.

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
Basis of presentation and consolidation
We may enter into various agreements with unrelated third parties to provide, directly or indirectly, services to our members or prospective members. We must determine for each of these business arrangements, which could include an investment by us in the third party, whether to consolidate the third party or account for our investment under the equity or cost basis of accounting. We determine whether to consolidate certain entities based on our rights and obligations under the agreements, applying the applicable accounting guidance. For investment interests that we do not consolidate, we evaluate the guidance to determine the accounting framework to apply. The application of the rules in evaluating the accounting treatment for each agreement is complex and requires substantial management judgment. Therefore, we believe the decision to choose an appropriate accounting framework is a critical accounting estimate. We evaluate our accounting for investments on a regular basis including when a significant change in the design of an entity occurs.
Property and equipment
Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal use software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership programs, we provide performance technology software under a hosting arrangement where the software application resides on our service providers’ hardware. The members do not take delivery of the software and only receive access to the software during the term of their membership agreement.
Computer software development costs that are incurred in the preliminary project stage for internal use software are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once it is placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
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

Business combinations
We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are recognized at their fair value on the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in a valuation allowance are recognized as a reduction or increase to expense or as a direct adjustment to additional paid-in capital as required. We capitalize any acquired in-process research and development as an intangible asset and amortize it over its estimated useful life. Acquisition-related costs are recorded as expenses in the consolidated financial statements. Increases or decreases in the fair value of contingent consideration obligations resulting from changes in the estimates of earn-out results can materially impact the financial statements. As of March 31, 2014, we had a liability of $8.8 million for contingent consideration related to acquisitions.
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
When testing for impairment, we first perform a qualitative assessment on a reporting unit to determine whether further quantitative impairment testing is necessary. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. We determine the fair value of our reporting units based on the income approach, under which the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates, and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur. Based on our qualitative assessment as of March 31, 2014, we had no reporting unit that our management believed was at risk of failing an impairment test that would result in an impairment charge. No quantitative testing was deemed necessary.
Other intangible assets consist of capitalized software for sale and acquired intangibles. We capitalize consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. We determine that technological feasibility is established by the completion of a detailed program design or, in its absence, completion of a working model. Once the software product is ready for general availability, we cease capitalizing costs and begin amortizing the intangible asset on a straight-line basis over its estimated useful life through cost of services on our consolidated statements of income. The weighted average estimated useful life of capitalized software is five years. Other intangible assets include assets that arise from business combinations and that consist of developed technology, non-competition covenants, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to ten years. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Future business and economic conditions, as well as differences related to any of the assumptions discussed herein, could materially affect the financial statements through impairment of goodwill and intangibles and/or acceleration of the amortization period of the purchased intangibles, which are finite-lived assets.
Recovery of long-lived assets (excluding goodwill)
We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be fully recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss, if any, is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. We consider expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in our business strategy or market conditions or significant technological developments could significantly affect these judgments and require adjustments to recorded asset balances.
Deferred incentive compensation and other charges
Incentive compensation to our employees related to the negotiation of new and renewal memberships, license fees to third-party vendors for tools, data, and software incorporated in specific memberships that include performance technology software, and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.
Income taxes
Deferred income taxes are determined using the asset and liability method. Under this method, temporary differences arise as a result of the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in our management's opinion, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and tax rates on the date of the enactment of the change.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of March 31, 2014, our marketable securities consisted of $135.1 million in tax-exempt notes and bonds issued by various states, and $29.3 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of March 31, 2014 was approximately 7.1 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Because of the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K as we believe the effect of interest rate fluctuations would not be material.
Foreign currency risk. Although they accounted for approximately 3.1% of our fiscal 2014 revenue, our international operations subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily the British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. In fiscal 2012, 2013, and 2014, we recorded a foreign currency exchange gain of $0.1 million, and foreign currency exchange losses of $0.5 million and $0.2 million, respectively, which are included in other income, net in our consolidated statements of income. A hypothetical 10% change in foreign currency exchange rates would not have a material impact on our financial position as of March 31, 2014.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2014.
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

/s/ Robert W. Musslewhite

Robert W. Musslewhite
Chief Executive Officer and Director
May 30, 2014

/s/ Michael T. Kirshbaum

Michael T. Kirshbaum
Chief Financial Officer and Treasurer
May 30, 2014

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
The Advisory Board Company and subsidiaries
We have audited The Advisory Board Company and subsidiaries’ (internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Advisory Board Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Advisory Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 of The Advisory Board Company and subsidiaries and our report dated May 30, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
May 30, 2014

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
The Board of Directors and Stockholders
The Advisory Board Company and subsidiaries
We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries at March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Advisory Board Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated May 30, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
May 30, 2014

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$57,829	$23,129
Marketable securities, current	16,611	2,452
Membership fees receivable, net	370,321	447,897
Prepaid expenses and other current assets	15,477	27,212
Deferred income taxes, current	7,664	5,511
Total current assets	467,902	506,201
Property and equipment, net	73,572	102,457
Intangible assets, net	32,381	33,755
Deferred incentive compensation and other charges	73,502	86,147
Deferred income taxes, net of current portion	2,993	—
Marketable securities, net of current portion	140,228	161,944
Goodwill	95,540	129,424
Investments in and advances to unconsolidated entities	6,265	15,857
Other non-current assets	5,550	5,550
Total assets	$897,933	$1,041,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$398,541	$459,827
Accounts payable and accrued liabilities	75,089	77,815
Accrued incentive compensation	21,033	28,471
Total current liabilities	494,663	566,113
Deferred revenue, net of current portion	104,484	127,532
Deferred income taxes, net of current portion	—	1,556
Other long-term liabilities	15,866	8,975
Total liabilities	615,013	704,176
Redeemable noncontrolling interest	100	100
The Advisory Board Company’s stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 35,138,465 and 36,321,895 shares issued as of March 31, 2013 and 2014, respectively, and 35,138,465 and 36,321,825 shares outstanding as of March 31, 2013 and 2014, respectively	351	363
Additional paid-in capital	375,622	429,932
Accumulated deficit	(94,306)	(91,468)
Accumulated other comprehensive (loss) income	1,261	(1,541)
Total stockholders’ equity controlling interest	282,928	337,286
Equity attributable to noncontrolling interest	(108)	(227)
Total stockholder’s equity	282,820	337,059
Total liabilities and stockholders’ equity	$897,933	$1,041,335

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended March 31,
	2012	2013	2014
Revenue	$370,345	$450,837	$520,596
Costs and expenses:
Cost of services, excluding depreciation and amortization	197,937	237,605	272,523
Member relations and marketing	73,875	85,264	96,298
General and administrative	47,892	62,185	74,169
Depreciation and amortization	14,269	20,308	30,420
Operating income	36,372	45,475	47,186
Other income, net	3,034	2,604	2,706
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entities	39,406	48,079	49,892
Provision for income taxes	(15,207)	(18,023)	(19,208)
Equity in loss of unconsolidated entities	(1,337)	(6,756)	(6,051)
Net income from continuing operations	22,862	23,300	24,633
Discontinued operations:
Income from discontinued operations, net of tax	286	—	—
Gain on sale of discontinued operations, net of tax	2,155	—	—
Net income from discontinued operations	2,441	—	—
Net income before allocation to noncontrolling interest	25,303	23,300	24,633
Net loss attributable to noncontrolling interest	—	108	119
Net income attributable to common stockholders	$25,303	$23,408	$24,752
Earnings per share — basic:
Net income from continuing operations attributable to common stockholders	0.70	0.67	0.69
Net income from discontinued operations attributable to common stockholders	0.07	—	—
Net income attributable to common stockholders per share — basic	0.77	0.67	0.69
Earnings per share — diluted:
Net income from continuing operations attributable to common stockholders	0.66	0.64	0.67
Net income from discontinued operations attributable to common stockholders	0.07	—	—
Net income attributable to common stockholders per share — diluted	0.73	0.64	0.67
Weighted average number of shares outstanding:
Basic	32,808	34,723	35,909
Diluted	34,660	36,306	36,959
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended March 31,
	2012	2013	2014
Net income attributable to common stockholders	$25,303	$23,408	$24,752
Other comprehensive income:
Net unrealized gains (losses) on marketable securities, net of tax	1,326	55	(2,802)
Comprehensive income	$26,629	$23,463	$21,950
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Shares
	Stock	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Elements of Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
Balance as of March 31, 2011	32,020,476	$225	$267,242	$164,697	$(120)	$(283,204)	$—	$148,840
Proceeds from exercise of stock options	1,775,510	8	31,026	—	—	—	—	31,034
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	150,548	2	(2,421)	—	—	—	—	(2,419)
Excess tax benefits from stock-based awards	—	—	7,593	—	—	—	—	7,593
Proceeds from issuance of common stock under employee stock purchase plan	6,684	—	222	—	—	—	—	222
Stock-based compensation expense	—	—	11,986	—	—	—	—	11,986
Purchases of treasury stock	(223,438)	—	—	—	—	(6,580)	—	(6,580)
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($654)	—	—	—	—	1,326	—	—	1,326
Net income	—	—	—	25,303	—	—	—	25,303
Balance as of March 31, 2012	33,729,780	$235	$315,648	$190,000	$1,206	$(289,784)	$—	$217,305
Proceeds from exercise of stock options	1,470,978	12	24,137	—	—	—	—	24,149
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	202,865	1	(4,140)	—	—	—	—	(4,139)
Excess tax benefits from stock-based awards	—	—	20,535	—	—	—	—	20,535
Proceeds from issuance of common stock under employee stock purchase plan	7,748	—	363	—	—	—	—	363
Stock-based compensation expense	—	—	13,913	—	—	—	—	13,913
Release of Southwind earn-out payable in common stock	112,408	1	5,338	—	—	—	—	5,339
Retirement of treasury stock	—	(70)	—	(307,714)	—	307,784	—	—
Stock split	—	172	(172)	—	—	—	—	—
Purchases of treasury stock	(385,314)	—	—	—	—	(18,000)	—	(18,000)
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($33)	—	—	—	—	55	—	—	55
Net income	—	—	—	23,408	—	—	(108)	23,300
Balance as of March 31, 2013	35,138,465	$351	$375,622	$(94,306)	$1,261	$—	$(108)	$282,820
Proceeds from exercise of stock options	1,323,728	13	22,023	—	—	—	—	22,036
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	227,202	2	(5,920)	—	—	—	—	(5,918)
Excess tax benefits from stock-based awards	—	—	19,476	—	—	—	—	19,476
Proceeds from issuance of common stock under employee stock purchase plan	8,962	—	514	—	—	—	—	514
Stock-based compensation expense	—	—	18,217	—	—	—	—	18,217
Retirement of treasury stock	—	(3)	—	(21,914)	—	21,917	—	—
Purchases of treasury stock	(376,532)	—	—	—	—	(21,917)	—	(21,917)
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($1,760)	—	—	—	—	(2,802)	—	—	(2,802)
Net income	—	—		24,752	—	—	(119)	24,633
Balance as of March 31, 2014	36,321,825	$363	$429,932	$(91,468)	$(1,541)	$—	$(227)	$337,059

The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2012	2013	2014
Cash flows from operating activities:
Net income before allocation to noncontrolling interest	$25,303	$23,300	$24,633
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	14,817	20,308	30,420
Deferred income taxes	304	641	7,795
Excess tax benefits from stock-based awards	(7,593)	(20,535)	(19,476)
Stock-based compensation expense	11,986	13,913	18,217
Amortization of marketable securities premiums	1,296	2,031	2,667
Gain on sale of discontinued operations	(3,510)	—	—
Gain on investment in common stock warrants	(450)	(100)	—
Equity in loss of unconsolidated entities	1,337	6,756	6,051
Changes in operating assets and liabilities:
Membership fees receivable	(103,667)	(87,672)	(63,077)
Prepaid expenses and other current assets	—	(7,469)	7,741
Deferred incentive compensation and other charges	(7,143)	(20,133)	(12,645)
Deferred revenues	131,743	110,099	72,137
Accounts payable and accrued liabilities	17,564	50,290	4,277
Acquisition-related earn-out payments	(112)	(3,011)	(2,212)
Accrued incentive compensation	5,082	2,342	7,065
Other long-term liabilities	6,950	(7,499)	(6,891)
Net cash provided by operating activities	93,907	83,261	76,702
Cash flows from investing activities:
Purchases of property and equipment	(30,369)	(36,979)	(44,058)
Capitalized external use software development costs	(2,825)	(3,393)	(5,071)
Cash paid for acquisition, net of cash acquired	(12,829)	(31,887)	(46,036)
Proceeds from sale of discontinued operations, net of selling costs	7,803	1,050	—
Investments in and loans to unconsolidated entities	(10,000)	(4,358)	(15,641)
Redemptions of marketable securities	25,480	35,376	56,647
Purchases of marketable securities	(65,990)	(66,710)	(71,419)
Net cash used in investing activities	(88,730)	(106,901)	(125,578)
Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	31,026	24,137	22,023
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(2,421)	(4,140)	(5,920)
Contributions from noncontrolling interest	—	100	—
Credit facility issuance costs	—	(769)	—
Proceeds from issuance of common stock under employee stock purchase plan	222	363	514
Excess tax benefits from stock-based awards	7,593	20,535	19,476
Acquisition-related earn-out payments	(4,753)	(1,400)	—
Purchases of treasury stock	(6,580)	(17,999)	(21,917)
Net cash provided by financing activities	25,087	20,827	14,176
Net increase / (decrease) in cash and cash equivalents	30,264	(2,813)	(34,700)
Cash and cash equivalents, beginning of period	30,378	60,642	57,829
Cash and cash equivalents, end of period	$60,642	$57,829	$23,129
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,605	$3,491	$(633)
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business description
The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provides best practices research and analysis, business intelligence and performance technology software, and consulting and management services through discrete programs to hospitals, health systems, pharmaceutical and biotechnology companies, health care insurers, medical device companies, and colleges, universities, and other health care-focused organizations and educational institutions. Members of each renewable membership program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, cloud-based access to the program’s content database, and performance technology software.

Note 2.	Summary of significant accounting policies
Basis of presentation and consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and a consolidated variable interest entity. The Company uses the equity method to account for equity investments in instances in which it owns common stock or securities deemed to be in-substance common stock and has the ability to exercise significant influence, but not control, over the investee and for all investments in partnerships or limited liability companies where the investee maintains separate capital accounts for each investor. Investments in which the Company holds securities that are not in-substance common stock, or holds common stock or in-substance common stock, but has little or no influence are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated.
On June 18, 2012, the Company completed a two-for-one split of its outstanding shares of common stock in the form of a stock dividend. Each stockholder of record received one additional share of common stock for each share of common stock owned at the close of business on May 31, 2012. Share numbers and per share amounts presented in the accompanying consolidated financial statements and these notes thereto for dates before June 18, 2012 have been restated to reflect the impact of the stock split.
Correction of prior period financial statements
Software cost capitalization errors
During the fiscal year ended March 31, 2014, the Company identified errors related to prior periods. These errors were attributable to the omission of certain payroll-related benefits from the Company's capitalization of software development costs. The impact of the errors in the prior periods was not material to the Company in any of those periods; however, an adjustment to correct the aggregate amount of the prior period errors would have been material to the Company’s current year statement of income. The Company has applied the guidance for accounting changes and error correction and has corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included herein. The Company has also corrected an error related to the timing of a prior period acquisition-related earn-out fair value adjustment. The understatement of the liability of $1.0 million as of March 31, 2012 was corrected during the fiscal year ended March 31, 2013. In connection with the revision for the software cost capitalization error, the Company has revised the affected financial statements to correct the error in the proper period. Periods not presented herein will be revised, as applicable, as they are included in future filings.

The following are the previously stated and corrected balances of the affected line items of the consolidated statements of operations, consolidated cash flows, and consolidated balance sheets presented in this Form 10-K for the periods or as of the date presented (in thousands):

	Year Ended March 31, 2013
	As reported	Adjustments	As adjusted
Cost of services, excluding depreciation and amortization	$240,037	$(2,432)	237,605
Depreciation and amortization	19,885	423	20,308
Operating income, net	43,466	2,009	45,475
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entities	46,070	2,009	48,079
Provision for income taxes	(17,259)	(764)	(18,023)
Net income before allocation to noncontrolling interest	22,055	1,245	23,300
Net income attributable to common stockholders	22,163	1,245	23,408
Earnings per share:
Net income attributable to common stockholders per share - basic	$0.64	0.03	$0.67
Net income attributable to common stockholders per share - diluted	$0.61	0.03	$0.64
Comprehensive income	22,218	1,245	23,463

Statement of cash flows:
Net income before allocation to noncontrolling interest	22,055	1,245	23,300
Depreciation and amortization	19,885	423	20,308
Deferred income taxes	261	380	641
Other long-term liabilities	(7,499)	—	(7,499)
Net cash provided by operating activities	81,827	1,434	83,261
Purchases of property and equipment	(35,545)	(1,434)	(36,979)
Net cash used in investing activities	(105,467)	(1,434)	(106,901)

	Year Ended March 31, 2012
	As reported	Adjustments	As adjusted
Cost of services, excluding depreciation and amortization	$198,112	$(175)	$197,937
Depreciation and amortization	14,108	161	14,269
Operating income, net	36,358	14	36,372
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entities	39,392	14	39,406
Provision for income taxes	(15,203)	(4)	(15,207)
Net income before allocation to noncontrolling interest	25,293	10	25,303
Net income attributable to common stockholders	25,293	10	25,303
Earnings per share:
Net income attributable to common stockholders per share - basic	$0.77	$—	$0.77
Net income attributable to common stockholders per share - diluted	$0.73	$—	$0.73
Comprehensive income	26,619	10	26,629

Statement of cash flows:
Net income before allocation to noncontrolling interest	$25,293	$10	$25,303
Depreciation and amortization	14,656	161	14,817
Deferred income taxes	(85)	389	304
Other long-term liabilities	5,950	1,000	6,950
Net cash provided by operating activities	92,732	1,175	93,907
Purchases of property and equipment	(29,194)	(1,175)	(30,369)

Net cash used in investing activities	(87,555)	(1,175)	(88,730)

	As of March 31, 2013
	As reported	Adjustments	As adjusted
Property and equipment, net	$71,174	$2,398	$73,572
Deferred income taxes, net of current portion	3,888	(895)	2,993
Total assets	896,430	1,503	897,933
Accumulated deficit	(95,809)	1,503	(94,306)
Total stockholders’ equity	281,317	1,503	282,820
Total liabilities and stockholders’ equity	896,430	1,503	897,933
Membership fees receivable and deferred revenue errors
During the fiscal year ended March 31, 2014, the Company identified immaterial errors in previously reported amounts of membership fees receivable and deferred revenue. The consolidated balance sheet at March 31, 2013 was adjusted to correct these errors resulting in an increase in membership fees receivable of $18.7 million, an increase in current deferred revenue of $11.8 million, and an increase in deferred revenue, net of current of $6.9 million. The amounts presented above "as reported" as of March 31, 2013 reflect these previous error corrections.
Similar errors affecting membership fees receivable and deferred revenue were identified and corrected in the consolidated statement of cash flows for the fiscal years ended March 31, 2013 and 2012. For the fiscal year ended March 31, 2012, the operating cash outflow related to membership fees receivable as reported of $104.2 million was decreased by $0.5 million and the operating cash inflow related to deferred revenue as reported of $132.3 million was decreased by the same amount. For the fiscal year ended March 31, 2013, the operating cash outflow related to membership fees receivable as reported of $68.4 million was increased by $19.3 million and the operating cash inflow related to deferred revenue as reported of $90.8 million was increased by the same amount. These error corrections are not included in the error corrections summarized above.
These corrections have no effect on the previously reported consolidated statements of income or stockholders’ equity for any period. The errors affected only balances within changes in working capital reported in cash flows from operating activities. Total cash flows from operating activities were unaffected by the corrections.
Use of estimates in preparation of consolidated financial statements
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates, judgments, and assumptions. For cases where the Company is required to make certain estimates, judgments, and assumptions, the Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected. The Company’s estimates, judgments, and assumptions may include: estimates of bad debt reserves; estimates to establish employee bonus and commission accruals; estimates of the fair value of contingent earn-out liabilities; estimates of the useful lives of acquired or internally developed intangible assets; estimates of the fair value of goodwill and intangibles and evaluation of impairment; determination of when investment impairments are other-than-temporary; estimates of the recoverability of deferred tax assets; and estimates of the potential for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
Cash equivalents and marketable securities
Included in cash equivalents are marketable securities with original maturities of three months or less at purchase. Investments with original maturities of more than three months are classified as marketable securities. Current marketable securities have maturity dates within twelve months of the balance sheet date. As of March 31, 2013 and 2014, the Company’s marketable securities consisted of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income attributable to common stockholders and are included within accumulated other comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities.
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
Property and equipment
Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal use software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership programs, the Company provides software applications under a hosting arrangement where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and only receive access to the software during the term of their membership agreement.
Computer software development costs that are incurred in the preliminary project stage for internal use software are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once it is placed into operation. Internally developed capitalized software is classified as software within property and equipment and is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Amortization expense for internally developed capitalized software for the fiscal years ended March 31, 2012, 2013, and 2014, recorded in depreciation and amortization on the consolidated statements of income, was approximately $3.8 million, $4.8 million, and $9.2 million, respectively.
The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the consolidated statements of income. Acquired developed software is amortized over a weighted average estimated useful life of six years based on the cash flow estimate used to determine the value of the intangible asset. The amount of acquired developed software amortization included in depreciation and amortization for the fiscal years ended March 31, 2012, 2013, and 2014 was approximately $0.9 million, $0.9 million, and $1.7 million, respectively.
Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment. The amount of depreciation expense recognized on plant, property and equipment during the fiscal years ended March 31, 2012, 2013, and 2014 was $5.2 million, $8.4 million, and $11.5 million, respectively.
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
When testing for impairment, the Company first performs a qualitative assessment on a reporting unit to determine whether further quantitative impairment testing is necessary. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. If the quantitative testing is performed, the Company would determine the fair value of its reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Based on the Company’s qualitative assessment as of March 31, 2014, management believed that no reporting unit was at risk of failing an impairment test that would result in an impairment charge. No quantitative testing was deemed necessary.
Other intangible assets consist of capitalized software for sale and acquired intangibles. The Company capitalizes consulting costs and payroll and payroll-related costs for employees directly related to building a software product for sale once technological feasibility is established. The Company determines that technological feasibility is established by the completion of a detailed program design or, in its absence, completion of a working model. Once the software product is ready for general availability, the Company ceases capitalizing costs and begins amortizing the intangible asset on a straight-line basis over its estimated useful life. The weighted average estimated useful life of capitalized software is five years. Other intangible assets include those assets that arise from business combinations and that consist of developed technology, non-competition covenants, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to twelve years. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Recovery of long-lived assets (excluding goodwill)
The Company records long-lived assets, such as property and equipment, at cost. The carrying value of long-lived assets is reviewed for possible impairment whenever events or changes in circumstances suggest the carrying value of a long-lived asset may not be fully recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. If it is determined that an asset’s carrying value is impaired, a write-down of the carrying value of the identified asset will be recorded as an operating expense on the consolidated statements of income in the period in which the determination is made.
Fair value of financial instruments
The Company’s short-term financial instruments consist of cash and cash equivalents, membership fees receivable, accrued expenses, and accounts payable. The carrying value of the Company’s financial instruments as of March 31, 2013 and 2014 approximates their fair value due to their short-term nature. The Company’s marketable securities consisting of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds are classified as available-for-sale and are carried at fair market value based on quoted market prices. The Company’s financial instruments also include cost method investments in private entities. These investments are in preferred securities that are not marketable; therefore management has concluded that it is not practicable to estimate the fair value of these financial instruments.
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

The Company’s membership agreements with its customers generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: best practices research; executive education curricula; cloud-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and performance technology software. Access to such deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables, the Company reviews the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery, and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If the Company determines that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. Because of the unique nature of the Company’s products, neither vendor specific objective evidence nor third-party evidence is available. Therefore, the Company utilizes best estimate of selling price to allocate arrangement consideration in multiple element arrangements.
The Company’s membership programs may contain certain deliverables that do not have standalone value and therefore are not accounted for separately. In general, the deliverables in membership programs are consistently available throughout the membership period, and, as a result, the consideration is recognized ratably over the membership period. When a service offering includes unlimited and limited service offerings, revenue is recognized over the appropriate service period, either ratably, if the service is consistently available, or, if the service is not consistently available, upon the earlier of the delivery of the service or the completion of the membership period, provided that all other criteria for recognition have been met.
Certain membership programs incorporate hosted performance technology software. In many of these agreements, members are charged set-up fees in addition to subscription fees for access to the hosted cloud-based software and related membership services. Both set-up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally three years, and is consistent with the pattern of the delivery of services under these arrangements. Upon launch of a new program that incorporates software, all program revenue is deferred until the program is generally available for release to the Company’s membership, and then recognized ratably over the remainder of the contract term of each agreement.
The Company also performs professional services sold under separate agreements that include management and consulting services. The Company recognizes professional services revenues on a time-and-materials basis as services are rendered.
Deferred incentive compensation and other charges
Incentive compensation to employees related to the negotiation of new and renewal memberships, license fees to third-party vendors for tools, data, and software incorporated in specific memberships that include performance technology software, and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.
Deferred compensation plan
Effective July 1, 2013, the Company implemented a Deferred Compensation Plan (the ''Plan’’) for certain employees to provide an opportunity to defer compensation on a pre-tax basis. The Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. Investment earnings associated with the Plan’s assets are included in other income, net while changes in individual participant account balances are recorded as compensation expense in the consolidated statements of income. The Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company may make contributions in an amount equal to the amount of any 401(k) plan matching contribution that is not credited to the participant’s 401(k) account due to such employee's participation in the Plan. The Company did not make any discretionary contributions to the Plan in the fiscal year ended March 31, 2014. The income earned and expense incurred related to the Plan was immaterial for the fiscal year ended March 31, 2014.
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
Stock-based compensation
The Company has several stock-based compensation plans which are described more fully in Note 15, “Stock-based compensation.” These plans provide for the granting of stock options and restricted stock units (“RSUs”) to employees, non-employee members of the Company’s Board of Directors and any other service providers who have been retained to provide consulting, advisory or other services to the Company. Stock-based compensation cost is measured at the grant date of the stock-based awards based on their fair values, and is recognized as an expense in the consolidated statements of income over the vesting periods of the awards. The fair value of RSUs is determined as the fair market value of the underlying shares on the date of grant. The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. The fair value of stock options issued with market-based conditions is calculated on the date of grant using a lattice option-pricing model. Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain.
Other income, net
Other income, net for the fiscal year ended March 31, 2012 includes $2.4 million of interest income earned from the Company’s marketable securities, a $0.1 million gain on foreign exchange rates, and a $0.5 million gain on an investment in common stock warrants. Other income, net for the fiscal year ended March 31, 2013 includes $3.4 million of interest income earned from the Company’s marketable securities, a $0.5 million loss on foreign exchange rates, $0.3 million in credit facility fees, and a $0.1 million gain on an investment in common stock warrants. Other income, net for the fiscal year ended March 31, 2014 includes $3.3 million of interest income earned from the Company’s marketable securities, a $0.2 million loss on foreign exchange rates, $0.6 million in credit facility fees, and a $0.2 million realized gain on sale of marketable securities.

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
Discontinued operations
The Company presents the assets and liabilities of programs which meet the criteria for discontinued operations separately in the consolidated balance sheets. In addition, the results of operations for those discontinued operations are presented as such in the Company’s consolidated statements of income. For periods prior to the program qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the disposal is presented as discontinued operations when recognized. The change in presentation for discontinued operations does not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing, and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the consolidated statements of cash flows.
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
In the fiscal year ended March 31, 2012, 2013, and 2014, the Company generated approximately 3.5%, 4.0%, and 3.1%, of revenue, respectively, from members outside the United States. The Company’s limited international operations subject the Company to risks related to currency exchange fluctuations. Prices for the Company’s services sold to members located outside the United States are sometimes denominated in local currencies. Increases in the value of the U.S. dollar against local currencies in countries where the Company has members may result in a foreign exchange loss recognized by the Company.
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
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended March 31,
	2012	2013	2014
Basic weighted average common shares outstanding	32,808	34,723	35,909
Effect of dilutive outstanding stock-based awards	1,742	1,583	1,050
Dilutive impact of earn-out liability	110	—	—
Diluted weighted average common shares outstanding	34,660	36,306	36,959
In the fiscal years ended March 31, 2012, 2013, and 2014, 78,000, 341,000, and 1.0 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

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
In July 2013, the FASB issued accounting guidance related to income taxes, which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company will adopt this guidance for its fiscal year beginning April 1, 2014. The Company does not expect the adoption of this guidance to have a material effect on its financial position or results of operations.

Note 3.	Acquisitions
Care Team Connect, Inc.
On October 7, 2013, the Company completed the acquisition for cash of all of the issued and outstanding capital stock of Care Team Connect, Inc. ("Care Team Connect"), a provider of comprehensive care management workflow solutions. The acquisition enhances the Company’s existing suite of population health technologies and service offerings and affirms the Company’s position as a leader in the care management market. The total purchase price, net of cash acquired, was $34.6 million.
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of October 7, 2013. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $13.8 million was allocated to accounts receivable, $0.2 million to fixed assets, $13.5 million to assumed liabilities, which consists of $4.2 million of acquired current deferred revenue, $7.7 million of acquired long-term deferred revenue, $0.9 million of accounts payable, and $0.7 million to deferred tax liabilities. Of the total estimated purchase price, $9.3 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $5.4 million, customer relationship related intangibles of $2.8 million, and existing customer contracts of $1.1 million. The acquired intangible assets have estimated lives ranging from three years to twelve years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 8.2 years. Approximately $24.8 million of the total estimated purchase price was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling Care Team Connect’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes.
Acquisition related transaction costs of $0.3 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the consolidated statements of income for the fiscal year ended March 31, 2014. The financial results of Care Team Connect are included in the consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
Medical Referral Source, Inc.
On July 8, 2013, the Company completed the acquisition for cash of all of the issued and outstanding capital stock of Medical Referral Source, Inc. (“MRS”) to supplement its existing physician referral programs and to provide new growth opportunities. The total purchase price, net of cash acquired, was $11.5 million.
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of July 8, 2013. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $0.7 million was allocated to accounts receivable, $0.2 million to deferred tax assets, and $0.4 million to assumed liabilities, which consists of $0.3 million of acquired deferred revenue and $0.1 million of accounts payable. Of the total estimated purchase price, $2.1 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $1.7 million and customer relationship related intangibles of $0.4 million. The acquired intangible assets have estimated lives ranging from three years to eight years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 4.0 years. Approximately $8.9 million of the total estimated purchase price was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling MRS’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes.
Acquisition related transaction costs of $0.1 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the consolidated statements of income for the fiscal year ended March 31, 2014. The financial results of MRS are included in the consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
360Fresh, Inc.
On November 15, 2012, the Company acquired for cash all of the issued and outstanding capital stock of 360Fresh, Inc. (“360Fresh”), a provider of clinical data analytics. The transaction enhances the Company’s existing suite of physician performance management solutions through the addition of technology that transforms the data from medical records into actionable insights to improve patient quality, reduce costs, and enhance productivity for health systems. The total purchase price, net of cash acquired, of $19.5 million consisted of an initial payments of $17.0 million of cash, and the fair value of estimated additional contingent cash payments of $2.5 million. The contingent cash payments, which will not exceed $8.0 million and have no guaranteed minimum, will become due and payable to the former stockholders of 360Fresh if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through August 15, 2014. Upward adjustments totaling $0.1 million were made to the fair value of the liabilities for such contingent cash payments during the fiscal year ended March 31, 2014. The total liability recorded in cost of services on the consolidated statements of income was $2.6 million as of March 31, 2014. See Note 5, “Fair value measurements,” for additional information.
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of November 15, 2012. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $0.3 million was allocated to acquired accounts receivable and $4.1 million was allocated to assumed liabilities, which consist of $4.0 million of deferred tax liabilities and $0.1 million of acquired deferred revenue. Of the total estimated purchase price, $9.9 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $9.8 million and employee related intangibles of $0.1 million. The acquired technology and employee related intangibles have estimated lives ranging from four years to seven years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.0 years. Approximately $13.4 million of the total estimated purchase price was allocated to goodwill, which represents synergistic benefits expected to be generated from incorporating 360Fresh’s technology capabilities into the Company’s software programs and scaling their existing products across the Company’s large membership base. Goodwill is not deductible for tax purposes.
Acquisition related transaction costs of $0.3 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the consolidated statements of income for the fiscal year ended March 31, 2013. The financial results of 360Fresh are included in the consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

ActiveStrategy, Inc.
On October 1, 2012, the Company acquired for cash all of the issued and outstanding capital stock of ActiveStrategy, Inc. (“ActiveStrategy”), a Philadelphia-based performance improvement technology and consulting firm with innovative solutions for tracking and augmenting organizational effectiveness. This transaction enhances the Company’s existing performance improvement technology capabilities. The total purchase price, net of cash acquired, was $14.9 million. The total purchase price was paid in cash.
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of October 1, 2012. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $1.5 million was allocated to net acquired tangible assets, which consist of accounts receivable of $1.3 million, deferred tax assets, net of $0.9 million, and other current assets of $0.3 million, net of $1.0 million of acquired deferred revenue. Of the total estimated purchase price, $5.5 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $3.0 million, customer relationship and employee related intangibles of $1.0 million, and trademarks of $1.5 million. The acquired intangible assets have estimated lives ranging from four years to eleven years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 7.2 years. Approximately $7.9 million of the total estimated purchase price was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling ActiveStrategy’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes.
Acquisition related transaction costs of $0.2 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the consolidated statements of income for the fiscal year ended March 31, 2013. The financial results of ActiveStrategy are included in the consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.
PivotHealth
On August 1, 2011, the Company acquired for cash substantially all the assets of PivotHealth, LLC (“PivotHealth”), a leading physician practice management firm. The Company acquired PivotHealth to supplement its existing physician practice management capabilities and provide new growth opportunities with the addition of PivotHealth’s expertise in long-term physician practice management. The total purchase price, net of cash acquired, of $19.8 million consisted of an initial payment of $16.9 million of cash and the fair value of estimated additional contingent cash payments of $2.9 million. The additional contingent cash payments, which have no guaranteed minimum or maximum, will become due and payable to the former owner of the PivotHealth business if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2014. A $1.0 million downward adjustment was made to the fair value of the liabilities for such contingent cash payments during the fiscal year ended March 31, 2014. This adjustment was recorded in cost of services on the consolidated statements of income and eliminated the liability as of March 31, 2014. See Note 5, “Fair value measurements,” for additional information.
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of August 1, 2011. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $1.8 million was allocated to acquired tangible assets, $1.0 million was allocated to assumed liabilities, and $6.4 million was allocated to intangible assets, which consist of the value assigned to customer related intangibles of $6.0 million, primarily customer relationships and trademarks, and employee related intangibles of $0.4 million. The acquired customer and employee related intangibles have estimated lives ranging from six months to nine years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 6.5 years. Approximately $12.6 million of the total estimated purchase price was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling PivotHealth’s offerings across the Company’s large membership base. Goodwill is deductible for tax purposes.
Acquisition related transaction costs of $0.4 million, including legal, accounting, and other professional fees directly related to the acquisition, are included in general and administrative expenses on the consolidated statements of income for the fiscal year ended March 31, 2012. The financial results of PivotHealth are included in the consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

Note 4.	Discontinued operations
On January 20, 2012, the Company sold its OptiLink business for $8.9 million in cash, net of selling costs. The OptiLink business employed approximately 35 employees who were transferred to the buyer. The components of discontinued operations included in the consolidated statements of income consisted of the following (in thousands):

	Year Ended March 31,
	2012	2013	2014
Revenue	$4,985	$—	$—
Costs and expenses:
Cost of services	4,330	—	—
Member relations and marketing	189	—	—
Gain on disposal	3,510	—	—
Income from discontinued operations before provision for income taxes	3,976	—	—
Provision for income taxes	(1,535)	—	—
Net income from discontinued operations, net of provision for income taxes	$2,441	$—	$—

Note 5.	Fair value measurements
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
Cash and cash equivalents. This includes all cash and liquid investments with an original maturity of three months or less from the date acquired. The carrying amount approximates fair value because of the short maturity of these instruments. Cash equivalents also consist of money market funds with fair values based on quoted market prices. The Company’s cash and cash equivalents are held at major commercial banks.

Marketable securities. The Company’s marketable securities, consisting of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds, are classified as available-for-sale and are carried at fair market value based on quoted market prices.
Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members. The warrants are exercisable for up to 6,015,000 of the shares of the entity if and when certain performance criteria are met. The warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other income, net on the consolidated statements of income. See Note 11, “Other non-current assets,” for additional information. The fair value of these warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of the underlying value of the common shares of the entity that issued the warrants and the estimate of level of performance criteria that will be achieved. The entity that issued the warrants is privately held and the estimate of performance criteria to be met is specific to the Company. These inputs are unobservable and are considered key estimates made by the Company.

Contingent earn-out liabilities. This class of financial liabilities represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out periods. Contingent earn-out liabilities are included in other long-term liabilities on the consolidated balance sheets. See Note 3, “Acquisitions,” for additional information.
Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The valuation can be determined using widely accepted valuation techniques, such as the market approach (comparable market prices) and the income approach (present value of future income or cash flow). As a basis for applying a market-based approach in fair value measurements, GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the fiscal year ended March 31, 2013 or 2014.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of March 31, 2013	Fair value measurement as of March 31, 2013 using fair value hierarchy
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$57,829	$57,829	$—	$—
Available-for-sale marketable securities (2)	156,839	—	156,839	—
Common stock warrants (3)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (4)	15,200	—	—	15,200

	Fair value as of March 31, 2014	Fair value measurement as of March 31, 2014 using fair value hierarchy
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$23,129	$23,129	$—	$—
Available-for-sale marketable securities (2)	164,396	—	164,396	—
Common stock warrants (3)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (4)	8,750	—	—	8,750
—————————————

(1)	Fair value is based on quoted market prices.

(2)
Fair value is determined using quoted market prices of the assets. For further detail, see Note 6, “Marketable securities.” The Company changed the classification of its marketable securities from Level 1 to Level 2 within the fair value hierarchy during the fiscal year ended March 31, 2014. The investments affected by this change are U.S. government-sponsored securities and tax exempt obligations of states that do not have observable prices in active markets. The

Company concluded that these investments are more appropriately classified as Level 2 within the fair value hierarchy. The March 31, 2013 classification has been changed to conform to the revised presentation. The impact of this change is immaterial and has no effect on the previously reported consolidated statements of income, stockholders' equity, cash flows or balance sheets.

(3)
The fair value of the common stock warrants as of March 31, 2013 and 2014 was calculated to be $0.40 per share and $0.44 per share, respectively, using a Black-Scholes-Merton model. The significant assumptions as of March 31, 2013 were as follows: risk-free interest rate of 1.0%; expected term of 6.22 years; expected volatility of 39.38%; dividend yield of 0%; weighted average share price of $1.00 per share; and warrants expected to become exercisable of approximately 1,400,000 shares. The significant assumptions as of March 31, 2014 were as follows: risk-free interest rate of 1.7%; expected term of 5.22 years; expected volatility of 36.77%; dividend yield of 0%; weighted average share price of $1.12 per share; and a range of warrants expected to become exercisable of between 1,000,000 and 1,400,000 shares.

(4)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.

Common stock warrants
The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. The change in the fair value of the common stock warrants during the fiscal year ended March 31, 2013 was driven primarily by a change in the underlying value of the common stock, offset in part by a slight decrease in the estimated performance targets that will be achieved. There was no change in the fair value of the warrants for the fiscal year ended March 31, 2014. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the fiscal years ended March 31, 2013 and 2014 (in thousands):

	As of March 31,
	2013	2014
Beginning balance	$450	$550
Fair value change in common stock warrants (1)	100	—
Ending balance	$550	$550
—————————————

(1)	Amounts were recognized in other income, net on the consolidated statements of income.
Contingent earn-out liabilities
The Company entered into an earn-out agreement in connection with its acquisition of Southwind on December 31, 2009. The additional contingent payments, which have no guaranteed maximum, become due and payable to the former owners of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. The fair value of the Southwind earn-out liability is impacted by changes in estimates regarding expected operating results and an applied discount rate, which was 16% as of March 31, 2014. Prior to March 31, 2013, the liability was impacted by changes in the Company’s stock price. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. On October 31, 2012, the Company transferred 112,408 shares of its common stock to the former owners of Southwind to satisfy the component of the contingent obligation payable in the Company’s common stock, which reduced the related earn-out liability by $5.4 million. As of March 31, 2014, $14.7 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of March 31, 2014, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $6.1 million, which will be paid in cash at various intervals through April 2016, if earned, over the evaluation periods which extend through December 31, 2014.
The Company’s fair value estimate of the 360Fresh earn-out liability, which is payable in cash in November 2014, was $2.5 million as of the date of acquisition. The fair value of the 360Fresh earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 19.0% as of March 31, 2014. As of March 31, 2014, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $2.6 million. See Note 3, “Acquisitions,” for additional information regarding the 360Fresh acquisition and related earn-out liability.

The Company's fair value estimate of the PivotHealth earn-out liability, which is payable in cash, was $2.9 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for PivotHealth as of March 31, 2014 was $0. The fair value of the PivotHealth earn-out liability is impacted by changes in estimates regarding expected operating results as of March 31, 2014. See Note 3, “Acquisitions,” for additional information regarding the PivotHealth acquisition and related earn-out liability.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the fiscal years ended March 31, 2013 and 2014 (in thousands):

	As of March 31,
	2013	2014
Beginning balance	$21,200	$15,200
Fair value change in Southwind contingent earn-out liability (1)	5,600	(3,350)
Fair value change in Cielo contingent earn-out liability (1)	400	—
Fair value change in 360 Fresh contingent earn-out liability (1)	—	100
Fair value change in PivotHealth contingent earn-out liability (1)	(2,200)	(1,000)
Southwind earn-out payment	(10,600)	(2,200)
Cielo earn-out payment	(1,700)	—
Addition of 360Fresh contingent earn-out liability	2,500	—
Ending balance	$15,200	$8,750
—————————————

(1)	Amounts were recognized in cost of services on the consolidated statements of income.
Non-recurring fair value measurements
During the fiscal year ended March 31, 2014, the Company recognized a gain of $4.0 million on the conversion of notes receivable from Evolent Health, Inc., ("Evolent") into Series B convertible preferred stock of Evolent Health LLC ("Evolent LLC"). See Note 10, “Investments in and advances to unconsolidated entities,” for additional information. The amount of the gain was based on the excess of the fair value of the Series B convertible preferred stock received over the carrying value of the notes receivable exchanged. The fair value of the Series B convertible preferred stock used to calculate the gain was determined by reference to the per share price of issuances of the Series B convertible preferred stock by Evolent LLC to a third party at the same time as the Company exchanged its notes receivable. As this transaction was not made in an active market, this measure is considered a Level 2 fair value measurement.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the fiscal years ended March 31, 2013 and 2014, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Note 6.	Marketable securities
The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of March 31, 2014
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$29,291	$30,344	$—	$1,053
Tax exempt obligations of states	135,105	136,653	1,060	2,608
	$164,396	$166,997	$1,060	$3,661

	As of March 31, 2013
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$25,430	$25,347	$83	$—
Tax exempt obligations of states	131,409	129,550	2,715	856
	$156,839	$154,897	$2,798	$856

The following table summarizes marketable securities maturities (in thousands):

	As of March 31, 2014
	Fair market value	Amortized cost
Matures in less than 1 year	$2,426	$2,404
Matures after 1 year through 5 years	44,867	44,536
Matures after 5 years through 10 years	87,956	89,436
Matures after 10 years through 20 years	29,147	30,621
	$164,396	$166,997

The following tables show the gross unrealized losses and fair value of the Company’s investments as of March 31, 2014 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government-sponsored enterprises	$26,828	$1,016	$2,463	$37	$29,291	$1,053
Tax exempt obligations of states	53,617	841	42,865	1,767	96,482	2,608
	$80,445	$1,857	$45,328	$1,804	$125,773	$3,661
The were $0.5 million in gross realized gains on sales of available-for-sale investments and $0.4 million in gross realized losses on sales of available-for-sale investments for the fiscal year ended March 31, 2014. There were no gross realized gains or losses on sales of available-for-sale investments for the fiscal years ended March 31, 2012 and 2013.
The weighted average maturity on all marketable securities held by the Company as of March 31, 2014 was approximately 7.1 years. Pre-tax net unrealized losses on the Company’s investments of $2.6 million as indicated above were caused by the increase in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. Of this amount, a gain of $22,323 is related to investments that mature before March 31, 2015. The Company purchased certain of its investments at a premium or discount to their relative fair values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. There are eighteen tax exempt obligations of states and ten tax exempt obligations of U.S. government-sponsored enterprises with unrealized losses that have existed for less than one year. The Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2014. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income on the consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.

Note 7.	Membership fees receivable
Membership fees receivable consist of the following (in thousands):

	As of March 31,
	2013	2014
Billed fees receivable	$76,594	$87,476
Unbilled fees receivable	299,493	367,271
Membership fees receivable, gross	376,087	454,747
Allowance for uncollectible revenue	(5,766)	(6,850)
Membership fees receivable, net	$370,321	$447,897
Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay for their membership on an installment basis. All of the unbilled fees recorded are expected to be billed in the next twelve months.

Note 8.	Property and equipment
Property and equipment consists of the following (in thousands):

	As of March 31,
	2013	2014
Leasehold improvements	$29,953	$39,425
Furniture, fixtures and equipment	36,502	43,112
Software	65,589	100,808
Property and equipment, gross	132,044	183,345
Accumulated depreciation and amortization	(58,472)	(80,888)
Property and equipment, net	$73,572	$102,457
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any impairment losses on any of its long-lived assets during the fiscal year ended March 31, 2013 or 2014.
As of March 31, 2013 and 2014, the carrying value of internally developed capitalized software was $30.7 million and $46.0 million, respectively.

Note 9.	Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the fiscal years ended March 31, 2012, 2013, or 2014. There was no impairment of goodwill recorded in the fiscal year ended March 31, 2012, 2013, or 2014.

Changes in the carrying amount of goodwill are as follows (in thousands):

	As of March 31,
	2013	2014
Beginning of year	$74,235	$95,540
Goodwill acquired	21,305	33,884
Ending balance	$95,540	$129,424

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to twelve years. As of March 31, 2014, the weighted average remaining useful life of acquired intangibles was approximately 5.6 years. As of March 31, 2014, the weighted average remaining useful life of internally developed intangibles was approximately 4.2 years.
The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of March 31, 2013			As of March 31, 2014
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$6,438	$(1,018)	$5,420	$11,508	$(2,266)	$9,242
Acquired intangibles:
Developed software	6.1	19,250	(4,659)	14,591	19,250	(7,875)	11,375
Customer relationships	8.1	12,700	(4,735)	7,965	15,910	(6,800)	9,110
Trademarks	6.2	4,200	(2,118)	2,082	4,200	(2,680)	1,520
Non-compete agreements	4.3	1,400	(633)	767	1,400	(900)	500
Customer contracts	4.7	5,199	(3,643)	1,556	6,299	(4,291)	2,008
Total other intangibles		$49,187	$(16,806)	$32,381	$58,567	$(24,812)	$33,755
Amortization expense for intangible assets for the fiscal years ended March 31, 2012, 2013, and 2014, recorded in depreciation and amortization on the consolidated statements of income, was approximately $5.1 million, $5.8 million, and $8.0 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of income for each of the following five fiscal years ending March 31, 2015 through 2019: $8.8 million, $6.0 million, $5.5 million, $4.9 million, and $3.7 million, respectively, and $3.7 million thereafter.

Note 10.	Investments in and advances to unconsolidated entities
In August 2011, the Company entered into an agreement with UPMC to establish Evolent for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% in Series A convertible preferred stock of Evolent and the right to appoint one person to Evolent’s board of directors. The Company exercises significant influence over Evolent, but does not control Evolent and is not the primary beneficiary of Evolent’s activities. At the time of formation, the Series A convertible preferred shares of Evolent were deemed to be in-substance common stock. As a result, the Company’s investment in Evolent was accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of income. In addition, a member of the Company’s Board of Directors serves as the chief executive officer of Evolent.
During the period from January 2013 through July 2013, the Company provided interim funding to Evolent in the form of a convertible term note bearing interest at a rate of 8% per year, with such interest accruing on a daily basis and compounded annually. The carrying balance of the note receivable was $4.4 million as of March 31, 2013. The Company provided additional funding of $5.6 million during the period from April 2013 to July 2013. The Company’s proportionate share of the losses recognized by Evolent during the six month period from April 1, 2013 through September 30, 2013 exceeded the Company’s investment balance. As a result, the Company’s proportionate share of the excess losses was applied to the Company’s notes receivable from Evolent at a rate consistent with the Company’s interest in Evolent’s outstanding debt, which was 44%. The carrying balance of the notes receivable was decreased by $4.0 million during the six months ended September 30, 2013 to reflect the Company’s portion of Evolent’s losses after the Company’s equity investment balance was reduced to zero.
In September 2013, Evolent completed a reorganization in connection with a new round of equity financing (the “Series B Issuance”). Evolent’s reorganization included the creation of Evolent Health Holdings, Inc. ("Holdings") and the conversion of Evolent into Evolent LLC, a limited liability company that is treated as a partnership for tax purposes. As a result and immediately following the reorganization, Holdings owned 57% of the equity interests in Evolent LLC. Holdings has no other operations other than its investment in Evolent LLC. The Company, together with certain other investors, also holds direct equity interests in Evolent LLC, which will continue as the operating company that will conduct the Evolent business. The Company participated in the Series B Issuance by providing $9.6 million in cash and converting $10.1 million in principal and accrued interest of the convertible term note described above in exchange for 1,302,172 Series B convertible preferred shares in Evolent LLC and the right to appoint an additional person to the boards of directors of both Evolent LLC and Holdings. The conversion of all outstanding principal and accrued interest under the note into equity securities generated a $4.0 million gain. The gain is included in equity in loss of unconsolidated entities on the consolidated statements of income for the fiscal year ended March 31, 2014. Immediately following the Series B Issuance and reorganization, the Company owned 23.6% of Holdings through its Series A convertible preferred investment and 11.5% of Evolent LLC through its Series B convertible preferred investment.

On the date of the Series B Issuance, the Company re-evaluated the accounting for its investment in Holdings’ Series A convertible preferred stock. The Company determined that its Series A convertible preferred investment in Holdings should be accounted for under the cost method instead of the equity method since the investment no longer qualified as in-substance common stock. The carrying balance of the Company’s Series A convertible preferred investment in Holdings was $0 as of March 31, 2014.

Evolent LLC maintains separate capital accounts for each of its shareholders; therefore, the Company accounts for its Series B convertible preferred investment in Evolent LLC under the equity method. During the fiscal year ended March 31, 2014, the Company’s proportionate share of the losses of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC was $3.8 million. In addition, $0.4 million related to amortization of basis differences related to identified intangible assets was applied to the carrying value of its investment in Evolent LLC. As a result, the carrying balance of the Company’s investment in Series B convertible preferred shares of Evolent LLC was $15.9 million as of March 31, 2014. Because of Evolent LLC's treatment as a partnership for tax purposes, the losses of Evolent LLC pass through to the Company and the other shareholders. The Company's proportionate share of the losses of Evolent LLC are recorded net of the estimated tax benefit that the Company believes will be realized from the losses in equity in loss of unconsolidated entities on the consolidated statements of income. As a result of uncertainty associated with the realization of the deferred tax assets resulting from the tax benefit of the Evolent LLC losses, the Company has provided a full valuation allowance against this deferred tax asset as of March 31, 2014.

As of March 31, 2014, the Company owned 23.1% of Holdings through its Series A convertible preferred investment and 11.3% of Evolent LLC through its Series B convertible preferred investment. The decrease in the equity interest occurred in January 2014 and is a result of Holdings completing a third round of equity financing (the "Series B-1 Issuance"), as well as an additional equity investment from a vendor.
The Company’s proportionate share of the losses of Evolent during the fiscal years ended March 31, 2012 and March 31, 2013 was $1.3 million and $7.9 million, respectively. During the fiscal year ended March 31, 2014, the Company’s proportionate share of the losses of Evolent was $10.1 million. During the fiscal year ended March 31, 2014, the Company’s proportionate share of the losses of Evolent that was applied to the carrying value of its investment in Series A convertible preferred stock of Evolent was $1.9 million. Equity in loss of unconsolidated entities on the consolidated statements of income for the fiscal year ended March 31, 2013 includes a dilution gain of $1.1 million which the Company recognized in connection with Evolent’s July 2012 financing round. Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Holdings and its majority-owned subsidiary Evolent LLC to continue to incur losses in the future. The Company’s investment in Evolent LLC is evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of March 31, 2014, the Company believes that no impairment charge is necessary.

The following is a summary of the financial position of Evolent LLC, as of the dates presented (unaudited, in thousands):

As of
March 31, 2014
Assets:
Current assets	$78,692
Non-current assets	20,151
Total assets	$98,843
Liabilities and Members’ Equity:
Current liabilities	$35,453
Non-current liabilities	3,173
Total liabilities	38,626
Redeemable equity	78,360
Members’ equity	(18,143)
Total liabilities and members’ equity	$98,843
The following is a summary of the operating results of Evolent LLC for the periods presented (unaudited, in thousands):

	Year Ended March 31,
	2012	2013	2014
Revenue	$—	$—	$35,788
Operating expenses	—	—	(54,497)
Depreciation and amortization	—	—	(1,381)
Interest, net	—	—	16
Taxes	—	—	—
Net loss	$—	$—	$(20,074)

The following is a summary of the financial position of Holdings (or its predecessor) as of the dates presented (unaudited, in thousands):

	As of
	March 31, 2013	March 31, 2014
Assets:
Current assets	$9,842	$—
Non-current assets	10,571	48,172
Total assets	$20,413	$48,172
Liabilities and Members’ Equity:
Current liabilities	$11,716	$—
Non-current liabilities	10,116	—
Total liabilities	21,832	—
Redeemable shares	—	38,680
Members’ equity	(1,419)	9,492
Total liabilities and members’ equity	$20,413	$48,172

The following is a summary of the operating results of Holdings (or its predecessor) for the periods presented (unaudited, in thousands):

	Year Ended March 31,
	2012	2013	2014
Revenue	$1,480	$13,082	$25,671
Operating expenses	(4,445)	(36,183)	(45,617)
Depreciation and amortization	(9)	(1,038)	(1,208)
Interest, net	7	(149)	(820)
Taxes	—	333	(8)
Gain from deconsolidation	—	—	46,246
Income/loss from investments	—	—	(7,141)
Net loss	$(2,967)	$(23,955)	$17,123

Note 11.	Other non-current assets
In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. No adjustment was made to the fair value of the warrants during the fiscal year ended March 31, 2014. The warrants are recorded at their fair value, which was estimated at $550,000 as of March 31, 2013 and $550,000 as of March 31, 2014, and are included in other non-current assets on the consolidated balance sheets. The change in the fair value of the warrants is recorded in other income, net on the consolidated statements of income. For additional information regarding the fair value of these warrants, see Note 5, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of March 31, 2014 of $5.0 million is included in other non-current assets on the consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of March 31, 2014, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the fiscal year ended March 31, 2013 or 2014.

Note 12.	Noncontrolling interest
On July 5, 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity is governed by a services agreement and other documents that provide the entity’s owners the conditional right to require the Company to purchase their ownership interests (“Put Option”) at any time after certain conditions have been satisfied through December 31, 2014. As of March 31, 2014, these conditions had not been satisfied. These agreements also provide the Company a conditional right to require the entity’s owners to sell their ownership interests to the Company (“Call Option”) at any time between July 5, 2013 and December 31, 2014. The equity interest in this entity is classified as a redeemable noncontrolling interest, which is presented outside of permanent equity as the redemption is not solely within the Company’s control. The redeemable noncontrolling interest is recorded at its initial fair value of $0.1 million and has not been subsequently adjusted, as management’s current judgment is that it is not probable that the Put Option will become exercisable prior to its expiration due to uncertainty in the achievement of certain performance conditions specified in the agreement. If the Put Option were to become exercisable in the future, the estimated maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be approximately $7.5 million, which would be recorded as a reduction to net income available to common stockholders in the period when it is determined that exercise of the Put Option is probable.
The Company has determined that this entity meets the definition of a variable interest entity over which it has significant influence and, as a result, has consolidated the results of this entity into its consolidated financial statements. noncontrolling interest represents the entity’s owners’ claims on consolidated investments where the Company owns less than a 100% interest. As of March 31, 2014, the Company has a 0% ownership interest in this entity. The Company records these interests at their initial fair value, adjusting the basis prospectively for the noncontrolling holders’ share of the respective consolidated investments’ results of operations and applicable changes in ownership.

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
Amounts borrowed under the revolving credit facility generally will bear interest at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.5% based on the Company’s total leverage ratio, or (b) an adjusted London interbank offered rate ("LIBOR") plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on the Company’s total leverage ratio. The Company is required to pay a commitment fee on the unutilized portion of the facility at an annual rate of between 0.25% and 0.40% based on the Company’s total leverage ratio.
As of March 31, 2013 and 2014, there were no amounts outstanding under the revolving credit facility and $150.0 million was available for borrowing.
The Company is required under the revolving credit facility to satisfy three financial ratios on a quarterly basis. The Company was in compliance with these financial covenants as of March 31, 2014.

Note 14.	Stockholders’ equity
In May 2013, the Company’s Board of Directors authorized an increase in its cumulative share repurchase program to $450 million of the Company’s common stock. The Company repurchased 223,438 shares, 385,314 shares, and 376,532 shares of its common stock at a total cost of approximately $6.6 million, $18.0 million, and $21.9 million in the fiscal years ended March 31, 2012, 2013, and 2014, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of March 31, 2014 was 16,026,626 shares at a total cost of $340.9 million. All repurchases to date have been made in the open market and have been retired as of March 31, 2014. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of March 31, 2014, the remaining authorized repurchase amount was $87.2 million.
During the fiscal year ended March 31, 2014, the Company retired 376,532 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $3,000, treasury stock of $21.9 million, and retained earnings of $21.9 million. During the fiscal year ended March 31, 2013, the Company retired 13,650,094 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $70,000, treasury stock of $307.8 million, and retained earnings of $307.7 million. A total of 16,026,626 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.
On May 1, 2012, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock to be effected in the form of a stock dividend. As a result of this action, one additional share was issued on June 18, 2012 for each share held by stockholders of record at the close of business on May 31, 2012. The stock split did not have an impact on the Company’s consolidated financial position or results of operations. Share and per share amounts presented in the consolidated financial statements for dates before June 18, 2012 have been restated to reflect the impact of the stock split.

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

On September 13, 2011, the Company’s stockholders approved an amendment to the 2009 Plan that increased the number of shares of common stock authorized for issuance under the plan by 2,500,000 shares. On September 5, 2013, the Company's stockholders approved an amendment to the 2009 Plan that increased the number of shares of common stock authorized for issuance under the plan by 2,125,000 shares. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan, as amended, may not exceed 6,735,000, plus the shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and the number of shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). On September 5, 2013, the Company's stockholders also approved an amendment to the 2009 Plan that increased the maximum term for stock option and freestanding stock appreciation rights awards granted under the plan from five years to seven years. Stock-based awards granted under the 2006 Plan have a five-year maximum contractual term and stock-based awards granted under the 2009 Plan have a seven-year maximum contractual term. The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 3,200,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven-year maximum contractual term. As of March 31, 2014, there were 2,384,443 shares available for issuance under the 2009 Plan and 715,670 shares available for issuance under the 2005 Plan.
The 2009 Plan and the 2005 Plan (the “Plans”) are administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine which officers, directors, employees, and other service providers are awarded options or share awards pursuant to the Plans and to determine the terms of the awards. Grants may consist of treasury shares or newly issued shares. Options are rights to purchase common stock of the Company at the fair market value on the date of grant. The exercise price of a stock option or other equity-based award is equal to the closing price of the Company’s common stock on the date of grant. The Company generally awards non-qualified options, but the Plans permit the issuance of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. Holders of options do not participate in dividends, if any, until after the exercise of the award. RSUs are equity settled stock-based compensation arrangements of a number of shares of the Company’s common stock. RSU holders do not participate in dividends, if any, nor do they have voting rights until the restrictions lapse.
Stock option activity. During the fiscal years ended March 31, 2012, 2013, and 2014, the Company granted 601,412, 361,844, and 536,958 stock options, respectively, with a weighted average exercise price of $24.98, $44.00, and $51.71, respectively. The weighted average fair values of the stock option grants are listed in the stock option valuation section below. During the fiscal years ended March 31, 2012, 2013, and 2014, participants exercised 1,775,510, 1,477,219, and 1,327,358 options for a total intrinsic value of $27.1 million, $44.3 million, and $53.7 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.

The following table summarizes the changes in common stock options during the fiscal years ended March 31, 2012, 2013, and 2014 for all of the stock incentive plans described above.

	Year Ended March 31,
	2012		2013		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,059,198	$16.40	3,812,228	$17.05	2,692,353	$21.06
Granted	601,412	24.98	361,844	44.00	536,958	51.71
Exercised	(1,775,510)	17.48	(1,477,219)	16.35	(1,327,358)	16.60
Forfeited	(72,872)	20.33	(4,500)	9.26	(71,630)	32.93
Outstanding, end of year	3,812,228	$17.05	2,692,353	$21.06	1,830,323	$32.82	(1)
Exercisable, end of year					680,978	$19.57	(2)

—————————————

(1)	The weighted average remaining contractual term for the fiscal year ended March 31, 2014 is approximately three years and the aggregate intrinsic value is $57.7 million.

(2)	The weighted average remaining contractual term for the fiscal year ended March 31, 2014 is approximately two years and the aggregate intrinsic value is $30.4 million.
The aggregate intrinsic value shown in the footnotes of the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options as of March 31, 2014, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s common stock. During the fiscal years ended March 31, 2012, 2013, and 2014, 729,182, 710,972, and 850,087 options, respectively, vested with fair values of $3.0 million, $3.8 million, and $5.3 million, respectively.
The following table summarizes the exercise prices and contractual lives of all options outstanding under the stock incentive plans described above as of March 31, 2014:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years
$ 0.00 – $ 9.99	219,906	$9.26	2.1
10.00 – 19.99	284,332	16.85	2.0
20.00 – 29.99	471,791	24.62	2.9
30.00 – 39.99	5,000	34.06	2.7
40.00 – 49.99	730,776	46.15	4.3
50.00 – 59.99	11,253	57.88	6.4
60.00 – 69.99	107,265	66.06	6.9
$ 0.00 – $ 69.99	1,830,323	$32.82	3.5
Restricted stock unit activity. During the fiscal years ended March 31, 2012, 2013, and 2014, the Company granted 464,700, 342,240, and 550,384 RSUs, respectively, the majority of which vest in four equal annual installments on the anniversary of the grant date. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted average grant date fair value of RSUs granted for the fiscal years ended March 31, 2012, 2013, and 2014 was $24.81, $44.39, and $53.64, respectively. During the fiscal years ended March 31, 2012, 2013, and 2014, participants vested in 226,168, 292,020, and 346,310 RSUs, respectively, for a total intrinsic value of $7.2 million, $13.6 million, and $17.2 million, respectively. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price at the vesting date. Of the RSUs vested in the fiscal years ended March 31, 2012, 2013, and 2014, 75,662, 89,155, and 119,108 shares, respectively, were withheld to satisfy minimum employee tax withholding.
The following table summarizes the changes in RSUs during the fiscal years ended March 31, 2012, 2013, and 2014 for all of the stock incentive plans described above.

	Year Ended March 31,
	2012		2013		2014
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	664,218	$17.34	896,640	$20.77	943,206	$29.50
Granted	464,700	$24.81	342,240	$44.39	550,384	$53.64
Forfeited	(6,110)	$23.53	(3,654)	$19.98	(36,818)	$39.88
Vested	(226,168)	$18.92	(292,020)	$20.26	(346,310)	$26.53
Non-vested, end of year	896,640	$20.77	943,206	$29.50	1,110,462	$42.05
Employee stock purchase plan
The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 1,684,000 shares of the Company’s common stock are authorized under the ESPP. As of March 31, 2014, a total of 1,487,207 shares were available for issuance under the ESPP. During the fiscal years ended March 31, 2012, 2013, and 2014, the Company issued 6,684, 7,748, and 8,962 shares, respectively, under the ESPP at an average price of $33.17, $46.77, and $57.31 per share, respectively. The compensation expense related to the ESPP recorded in the fiscal years ended March 31, 2012, 2013, and 2014 was not material to the consolidated financial statements.
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

The following average key assumptions were used in the valuation of stock options granted in each respective period:

	Year Ended March 31,
	2012	2013	2014
Stock option grants:
Risk-free interest rate	0.66% – 2.22%	0.43% – 1.15%	0.34% – 1.71%
Expected lives in years	3.00 – 5.25	3.25 – 5.50	3.25 – 5.50
Expected volatility	36.7% – 41.6%	33.2% – 40.7%	30.4% – 38.0%
Dividend yield	—%	—%	—%
Weighted average exercise price of options granted	24.98	44.00	51.71
Weighted average grant date fair value of options granted	8.24	13.33	14.77
Number of options granted	601,412	361,844	536,958

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
Forfeitures
Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term, and can range from six months to four years. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company analyzes forfeiture rates using four separate groups, one group for members of the Company’s Board of Directors, two separate groups of executives based on seniority, and one group for general employees. In the fiscal year ended March 31, 2014, the Company decreased its estimated forfeiture rate for the general employee group from 15%, to 10%. Forfeiture rates for the remaining groups are 0%, 1%, and 5% for members of the Company's Board of Directors and two separate groups of executives based on seniority, respectively.

Compensation expense
The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs and for shares issued under the Company’s ESPP, for the fiscal years ended March 31, 2012, 2013, and 2014 (in thousands, except per share amounts):

	Year Ended March 31,
	2012	2013	2014
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$3,440	$3,975	$5,527
Member relations and marketing	2,133	2,643	3,688
General and administrative	6,413	7,295	9,002
Depreciation and amortization	—	—	—
Total costs and expenses	11,986	13,913	18,217
Operating income	(11,986)	(13,913)	(18,217)
Net income attributable to common stockholders	$(7,359)	$(8,686)	$(11,204)
Impact on diluted earnings per share	$(0.21)	$(0.24)	$(0.30)
There are no stock-based compensation costs capitalized as part of the cost of an asset.
Stock-based compensation expense by award type is shown below (in thousands):

	Year Ended March 31,
	2012	2013	2014
Stock-based compensation expense by award type:
Stock options	$5,072	$5,000	$4,846
Restricted stock units	6,914	8,913	13,371
Employee stock purchase rights	—	—	—
Total stock-based compensation	$11,986	$13,913	$18,217
As of March 31, 2014, $43.4 million of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a weighted average period of 2.9 years.
Tax benefits
The benefits of tax deductions in excess of recognized book compensation expense are reported as a financing cash inflow in the consolidated statements of cash flows. Approximately $7.6 million, $20.5 million, and $19.5 million of tax benefits associated with the exercise of employee stock options and restricted stock units were recorded as cash from financing activities in the fiscal years ended March 31, 2012, 2013, and 2014, respectively.

Note 16.	Income taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2012	2013	2014
Current	$14,903	$17,382	$11,413
Deferred	304	641	7,795
Provision for income taxes	$15,207	$18,023	$19,208

The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended March 31,
	2012	2013	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	5.5%	5.9%	6.0%
Tax-exempt interest income	(1.5)%	(2.0)%	(1.7)%
Washington, D.C. QHTC income tax credits	(3.1)%	(5.4)%	(4.0)%
Other permanent differences, net	2.7%	4.0%	3.2%
Effective tax rate on continuing operations	38.6%	37.5%	38.5%

Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts on the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of March 31,
	2013	2014
Deferred income tax assets (liabilities):
Tax credit carryforwards	$10,848	$11,199
Deferred compensation accrued for financial reporting purposes	8,592	11,692
Stock-based compensation	8,548	8,942
Acquired net operating loss carryforwards	3,279	5,444
Reserve for uncollectible revenue	2,355	2,812
Book/tax basis difference in investment in unconsolidated entities	—	1,677
Unrealized losses on available-for-sale securities	—	1,270
Acquired intangibles and goodwill	195	—
Other	778	1,628
Total deferred tax assets	34,595	44,664
Valuation allowance	—	(1,677)
Total deferred tax assets, net of valuation allowance	34,595	42,987
Capitalized software development costs	(14,648)	(22,659)
Deferred incentive compensation and other deferred charges	(5,968)	(9,234)
Acquired intangibles and goodwill	—	(5,097)
Unrealized gains on available-for-sale securities	(680)	—
Depreciation	(2,417)	(1,616)
Other	(225)	(426)
Total deferred tax liabilities	(23,938)	(39,032)
Net deferred income tax assets	$10,657	$3,955
The Company has $15.6 million of U.S. federal and state net operating loss carryforwards available at March 31, 2014 as a result of recent acquisitions. These carryforwards will be used to offset future income but maybe limited by the change in ownership rules in Section 382 of the Internal Revenue Code. These net operating loss carryforwards will expire through 2021. The Company anticipates it will be able to use all of its acquired net operating loss carryforwards. In estimating future tax consequences, the Company generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its estimated future ordinary taxable income will be sufficient for the full realization of its deferred income tax assets other than its investment in unconsolidated subsidiaries which may generate a capital loss. The effect of future changes in existing laws or rates is not considered in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted.

The Company has recorded a deferred tax asset resulting from the book tax basis difference in investment in unconsolidated entities. The Company has recorded a $1.7 million valuation allowance related to this asset.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits (of which the amount was $0 as of March 31, 2013 and 2014) will significantly change within the next twelve months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for the fiscal years ended March 31, 2012, 2013, or 2014. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2010.
Washington, D.C. income tax incentives
The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) provides regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (“QHTC”) doing business in the District of Columbia.
In February 2006, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the New E-conomy Transformation Act of 2000 had been accepted effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through calendar year 2008 and 6.0% thereafter, compared to 9.975% prior to this qualification. Under that Act, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits. As of March 31, 2014, the Company has $17.2 million of Washington, D.C. tax credits with expiration dates ranging from 2017 to 2024.

Note 17.	Commitments and contingencies
Operating leases
The Company leases approximately 70% of its headquarters space under an operating lease (the “Lease”) that expires in 2019. Leasehold improvements related to leases are depreciated over the term of the Lease and totaled approximately $17.5 million, net, and $25.3 million, net, as of March 31, 2013 and 2014, respectively. The terms of the Lease contain provisions for rental escalation, and the Company is required to pay its portion of executory costs such as taxes, insurance, and operating expenses. The remaining space in our headquarters facility is under a sublease expiring in 2017. The sublease contains provisions for annual rental escalations with no obligation to pay additional executory costs noted above.
The Company leases office space under operating leases in Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; Evanston, Illinois; San Francisco, California; Ann Arbor, Michigan; Plymouth Meeting, Pennsylvania; Tucson, Arizona; and London, England. The Company also leases office space in Chennai, India through its Indian subsidiary, ABCO Advisory Services India Private Ltd. The lease expiration dates are March 2021 for the Texas leases, April 2020 for the Tennessee leases, March 2015 for the Illinois leases, August 2017 for the California lease, December 2014 for the Michigan lease, September 2016 for the Pennsylvania lease, August 2014 for the Arizona lease, July 2014 for the England lease, and December 2016 for the India lease. The Company recognized rental and executory expenses of $11.9 million, $14.2 million, and $17.4 million in the fiscal years ended March 31, 2012, 2013, and 2014, respectively, related to these leases. The Company subleases office space in Nashville, Tennessee. The total of minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2014 is $0.2 million.

The following table details the future minimum lease payments under the Company’s current leases, excluding rental escalation and executory costs (in thousands):

Year Ending March 31,
2015	13,563
2016	13,200
2017	13,054
2018	10,733
2019	10,382
Thereafter	6,112
Total	$67,044
Purchase obligation
The Company entered into a non-cancelable agreement for the purchase of data. As of March 31, 2014, the Company’s minimum obligation in connection with this agreement extends through May 2019. The minimum payments expected to be made under this agreement for each of the following five fiscal years ending March 31, 2015 through 2019 are: $5.0 million, $5.0 million, $3.0 million, $2.0 million, and $1.0 million, respectively.
Benefit plan
The Company sponsors a defined contribution 401(k) plan (the “401(k) Plan”) for all employees who have reached the age of 21. The Company provides discretionary matching contributions in the range of 0% to 100%, which percentage is determined by the Company after the end of the applicable plan year, of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the 401(k) Plan for the fiscal years ended March 31, 2012, 2013, and 2014 were approximately $2.9 million, $2.7 million, and $4.6 million, respectively.
Litigation
From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. As of March 31, 2014, the Company was not a party to, and its property was not subject to, any material legal proceedings.

Note 18.	Segments and geographic areas
Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Under this definition, the Company contains two operating segments as of March 31, 2014. Both segments have similar economic characteristics, provide similar products and services sold to the same or very similar customers, and have similar sales and distribution procedures. Consequently, the Company has one reportable segment for financial statement purposes.
Substantially all of the Company’s identifiable assets are located in the United States. The following table sets forth revenue information for each geographic area for the fiscal years ended March 31, 2012, 2013, and 2014 (in thousands):

	Year Ended March 31,
	2012	2013	2014
United States	$357,937	$434,640	$504,211
Other countries	12,408	16,197	16,385
Total revenue	$370,345	$450,837	$520,596

Note 19.Quarterly financial data (unaudited)
Unaudited summarized financial data by quarter for the fiscal years ended March 31, 2013 and 2014 are as follows (in thousands, except per share amounts):

	Fiscal 2013 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$104,142	$110,758	$116,231	$119,706
Operating income	$10,365	$12,490	$9,736	$12,884
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entities	$10,941	$13,178	$10,474	$13,486
Net income attributable to common stockholders	$4,627	$7,647	$4,592	$6,542
Earnings per share:
Basic	0.14	0.22	0.13	0.19
Diluted	0.13	0.21	0.13	0.18

	Fiscal 2014 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$123,216	$128,341	$131,038	$138,001
Operating income	$10,738	$11,390	$7,875	$17,183
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entities	$11,261	$12,481	$8,235	$17,915
Net income attributed to common stockholders	$3,692	$9,002	$3,771	$8,287
Earnings per share:
Basic	0.10	0.25	0.10	0.23
Diluted	0.10	0.24	0.10	0.22

As described in Note 2, "Summary of significant accounting policies," the Company revised certain items in the consolidated financial statements for the fiscal year ended March 31, 2013, and certain quarters within fiscal year ended March 31, 2013 to correct an error attributable to the omission of certain payroll-related benefits from the Company's capitalization of software development costs. The impact of the errors in the prior periods was not material to the Company in any of those periods; however, an adjustment to correct the aggregate amount of the prior period errors would have been material to the Company’s current year statement of income. The Company has applied the guidance for accounting changes and error correction and has corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included in this report. The Company has also corrected an error related to the timing of a prior period acquisition-related earn-out fair value adjustment. The understatement of the liability as of March 31, 2012 was corrected during fiscal 2013.
In connection with the revision for the software cost capitalization error, the Company has revised the affected financial statements to correct the error in the proper period. The correction of the foregoing errors for the fiscal 2013 periods, which is included in the table above, resulted in a net increase to previously reported operating income of $1.3 million, $0.3 million, $0.2 million and $0.2 million for the quarters ended June 30, 2012, September 30, 2012, December 31, 2012, and March 31, 2013, respectively. Net income attributed to common stockholders increased approximately $0.8 million, $0.2 million, $0.2 million and $0.1 million for the quarters ended June 30, 2012, September 30, 2012, December 31, 2012, and March 31, 2013, respectively. Basic earnings per share increased approximately $.03 for the quarter ended June 30, 2012 and $.01 for the quarter ended in March 31, 2013. There was no impact to basic earnings per share for the quarters ended September 30, 2012 or December 31, 2012.
The Company has concluded that the errors are not material to any of the previously reported interim financial statements. Nevertheless, the affected interim financial statements will be revised when reissued in future periodic filings.

Note 20.Subsequent events
On May 5, 2014, the Company completed the acquisition for cash of HealthPost, Inc., a technology firm with a cloud-based ambulatory scheduling solution to supplement the Company's existing suite of Crimson programs. The total purchase price was approximately $26.0 million. The Company is in the process of finalizing the purchase price allocation and valuation of certain intangible assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2014. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.
Except as discussed below, no changes in our internal control over financial reporting occurred during fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the three months ended March 31, 2014, the Company implemented the remedial actions described in “Item 4. Controls and Procedures - Changes in internal control over financial reporting” in the Company’s quarterly report on Form 10-Q for the three months ended December 31, 2013. These remedial actions included improvements to the process for capitalizing software development costs.
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
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
See “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, referred to as the “2014 proxy statement,” which we will file with the SEC on or before 120 days after our 2014 fiscal year-end of March 31, 2014, and which appears in the 2014 proxy statement, including under the captions “Proposal No. 1—Election of Directors,” “Board Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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

Item 11. Executive Compensation.
Information required by this Item 11 is incorporated herein by reference to the 2014 proxy statement, including the information in the 2014 proxy statement appearing under the captions “Board Corporate Governance Matters,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Potential Payments Upon Termination of Employment or Change of Control.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item 12 is incorporated herein by reference to the 2014 proxy statement, including the information in the 2014 proxy statement appearing under the captions “Security Ownership” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is incorporated herein by reference to the 2014 proxy statement, including the information in the 2014 proxy statement appearing under the caption “Board Corporate Governance Matters.”

Item 14. Principal Accounting Fees and Services.
Information required by this Item 14 is incorporated herein by reference to the 2014 proxy statement, including the information in the 2014 proxy statement appearing under the caption “Proposal No. 2—Ratification of the Selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending March 31, 2015.”

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
(1) The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2013 and 2014
Consolidated Statements of Income for the years ended March 31, 2012, 2013, and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2012, 2013, and 2014
Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2013, and 2014
Notes to Consolidated Financial Statements.
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

10.14*
The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company filed on Schedule 14A with the Commission on July 26, 2013.

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

10.18*	2014 Form of Award Agreement for Non-Qualified Stock Options for certain employees pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Filed herewith.

10.1*
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

10.23*
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

10.25
Agreement to Commercial Note and attachments thereto, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Exhibit Number	Description of Exhibit

10.26
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

10.28
Letter agreement, dated February 4, 2010, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2009.

10.29
Letter agreement, dated November 7, 2011, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.30
Letter agreement, dated February 5, 2014, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the period ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and 2014, (ii) Consolidated Statements of Income for the years ended March 31, 2012, 2013, and 2014, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2012, 2013, and 2014, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2013, and 2014, and (v) Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

THE ADVISORY BOARD COMPANY
SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Additions Charged to Revenue	Additions Charged to Other Accounts	Deductions From Reserve	Balance at End of Year
Year ended March 31, 2012 Allowance for uncollectible revenue	$4,885	$4,640	$—	$3,985	$5,540
Year ended March 31, 2013 Allowance for uncollectible revenue	$5,540	$5,685	$—	$5,459	$5,766
Year ended March 31, 2014 Allowance for uncollectible revenue	$5,766	$8,011	$—	$6,927	$6,850

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Advisory Board Company

Date: May 30, 2014	/s/ Robert W. Musslewhite

Robert W. Musslewhite,
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Robert W. Musslewhite	Chief Executive Officer and Chairman	May 30, 2014
Robert W. Musslewhite	(Principal Executive Officer)

/s/ Michael T. Kirshbaum	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2014
Michael T. Kirshbaum

/s/ Sanju K. Bansal	Director	May 30, 2014
Sanju K. Bansal

/s/ David L. Felsenthal	Director	May 30, 2014
David L. Felsenthal

/s/ Peter J. Grua	Director	May 30, 2014
Peter J. Grua

/s/ Nancy Killefer	Director	May 30, 2014
Nancy Killefer

/s/ Kelt Kindick	Lead Director	May 30, 2014
Kelt Kindick

/s/ Mark R. Neaman	Director	May 30, 2014
Mark R. Neaman

/s/ Leon D. Shapiro	Director	May 30, 2014
Leon D. Shapiro

/s/ Frank J. Williams	Vice Chairman	May 30, 2014
Frank J. Williams

/s/ LeAnne M. Zumwalt	Director	May 30, 2014
LeAnne M. Zumwalt

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

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

10.14*
The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement of the Company filed with the Commission on July 26, 2013.

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

10.18*	2014 Form of Award Agreement for Non-Qualified Stock Options for certain employees pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Filed herewith.

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

10.23*
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

10.25
Agreement to Commercial Note and attachments thereto, dated November 7, 2006, between SunTrust Bank and the Company. Incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.26
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

10.28
Letter agreement, dated February 4, 2010, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2009.

10.29
Letter agreement, dated November 7, 2011, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.30
Letter agreement, dated February 5, 2014, between the Company and The Corporate Executive Board Company concerning the Collaboration Agreement, dated February 6, 2007. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the period ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and 2014, (ii) Consolidated Statements of Income for the years ended March 31, 2012, 2013, and 2014, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2012, 2013, and 2014, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2013, and 2014, and (v) Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.