Form 10-Q
period 2014-06-30
ADVISORY BOARD CO
filed 2014-08-11
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
As of August 1, 2014, the registrant had outstanding 36,295,565 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,057	$23,129
Marketable securities, current	2,427	2,452
Membership fees receivable, net	476,985	447,897
Prepaid expenses and other current assets	29,032	27,212
Deferred income taxes, current	10,864	5,511
Total current assets	560,365	506,201
Property and equipment, net	108,869	102,457
Intangible assets, net	34,220	33,755
Deferred incentive compensation and other charges	81,249	86,147
Marketable securities, net of current portion	88,883	161,944
Goodwill	152,748	129,424
Investments in and advances to unconsolidated entities	13,707	15,857
Other non-current assets	5,370	5,550
Total assets	$1,045,411	$1,041,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$462,544	$459,827
Accounts payable and accrued liabilities	75,730	77,815
Accrued incentive compensation	11,583	28,471
Total current liabilities	549,857	566,113
Deferred revenue, net of current portion	147,705	127,532
Deferred income taxes, net of current portion	9,956	1,556
Other long-term liabilities	9,514	8,975
Total liabilities	717,032	704,176
Redeemable noncontrolling interest	7,113	100
The Advisory Board Company’s stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 36,287,021 and 36,321,825 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	363	363
Additional paid-in capital	427,249	429,932
Accumulated deficit	(105,615)	(91,468)
Accumulated other comprehensive (loss) income	(731)	(1,541)
Total stockholders’ equity controlling interest	321,266	337,286
Equity attributable to noncontrolling interest	—	(227)
Total stockholders’ equity	321,266	337,059
Total liabilities and stockholders’ equity	$1,045,411	$1,041,335

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2014	2013
Revenue	$141,820	$123,216
Costs and expenses:
Cost of services, excluding depreciation and amortization	74,218	65,950
Member relations and marketing	26,576	22,188
General and administrative	22,712	17,986
Depreciation and amortization	9,078	6,354
Operating income	9,236	10,738
Other income, net	710	523
Income before provision for income taxes and equity in loss of unconsolidated entities	9,946	11,261
Provision for income taxes	(3,933)	(4,335)
Equity in loss of unconsolidated entities	(2,150)	(3,233)
Net income before allocation to noncontrolling interest	3,863	3,693
Net loss and accretion to redemption value of noncontrolling interest	(7,040)	—
Net (loss) income attributable to common stockholders	$(3,177)	$3,693
Earnings per share
Net (loss) income attributable to common stockholders per share—basic	$(0.09)	$0.10
Net (loss) income attributable to common stockholders per share—diluted	$(0.09)	$0.10
Weighted average number of shares outstanding:
Basic	36,413	35,488
Diluted	36,413	36,618
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended June 30,
	2014	2013
Net (loss) income attributable to common stockholders	$(3,177)	$3,693
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $531 and ($1,801) for the three months ended June 31, 2014 and 2013, respectively	810	(3,334)
Comprehensive (loss) income	$(2,367)	$359
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income before allocation to noncontrolling interest	$3,863	$3,693
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	9,078	6,354
Deferred income taxes	1,427	(907)
Excess tax benefits from stock-based awards	(5,007)	(8,314)
Stock-based compensation expense	5,541	4,659
Amortization of marketable securities premiums	589	692
Loss on investment in common stock warrants	180	—
Equity in loss of unconsolidated entities	2,150	3,233
Changes in operating assets and liabilities:
Membership fees receivable	(27,573)	(16,896)
Prepaid expenses and other current assets	3,187	3,894
Deferred incentive compensation and other charges	4,898	(3,957)
Deferred revenue	22,318	19,936
Accounts payable and accrued liabilities	713	(4,766)
Acquisition-related earn-out payments	(2,798)	(1,412)
Accrued incentive compensation	(16,888)	(11,412)
Other long-term liabilities	539	1,599
Net cash provided by (used in) operating activities	2,217	(3,604)
Cash flows from investing activities:
Purchases of property and equipment	(11,965)	(10,718)
Capitalized external use software development costs	(1,340)	(955)
Investment in and loans to unconsolidated entities	—	(5,664)
Cash paid for acquisition, net of cash acquired	(25,830)	—
Redemptions of marketable securities	73,844	7,800
Purchases of marketable securities	—	(19,824)
Net cash provided by (used in) investing activities	34,709	(29,361)
Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	1,265	7,692
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(7,611)	(5,786)
Proceeds from issuance of common stock under employee stock purchase plan	155	126
Excess tax benefits from stock-based awards	5,007	8,314
Contributions from noncontrolling interest	200	—
Purchases of treasury stock	(18,014)	(6,159)
Net cash (used in) provided by financing activities	(18,998)	4,187
Net increase (decrease) in cash and cash equivalents	17,928	(28,778)
Cash and cash equivalents, beginning of period	23,129	57,829
Cash and cash equivalents, end of period	$41,057	$29,051
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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014.
The unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and a consolidated variable interest entity. The Company uses the equity method to account for equity investments in instances in which it owns common stock or securities deemed to be in-substance common stock and has the ability to exercise significant influence, but not control, over the investee and for all investments in partnerships or limited liability companies where the investee maintains separate capital accounts for each investor. Investments in which the Company holds securities that are not in-substance common stock, or holds common stock or in-substance common stock but has little or no influence, are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2014 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three months ended June 30, 2014 may not be indicative of the results that may be expected for the Company’s fiscal year ending March 31, 2015, or any other period.
Note 2. Recent accounting pronouncements
Recently adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to income taxes, which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance on April 1, 2014. Adoption did not have a material effect on the Company's financial position or results of operations.
Recently issued
In May 2014, the FASB issued accounting guidance related to revenue recognition. The new standard supersedes most of the existing revenue recognition guidance under GAAP, and requires revenue to be recognized when goods or services are transferred to a customer in an amount that reflects the consideration a company expects to receive. The new standard may require more judgment and estimates while recognizing revenue, which could result in additional disclosures to the financial statements. The standard is effective for the Company in fiscal 2018. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.

Note 3. Acquisitions

HealthPost, Inc.
On May 5, 2014, the Company completed the acquisition for cash of all of the issued and outstanding capital stock of HealthPost, Inc. (“HealthPost”), a technology firm with a cloud-based ambulatory scheduling solution, that will supplement the Company's existing suite of Crimson® programs. The total purchase price, net of cash acquired, was $25.8 million.
The total purchase price was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of May 5, 2014. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $1.5 million was allocated to accounts receivable and $1.7 million was allocated to assumed liabilities, which consists of $0.6 million of acquired current deferred revenue and $1.1 million of deferred tax liabilities. Of the total estimated purchase price, $2.7 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $1.2 million, customer relationship related intangibles of $0.9 million, employee related intangibles of $0.4 million, and existing customer contracts of $0.2 million. The acquired intangible assets have estimated lives ranging from one year to seven years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 4.2 years. Approximately $23.3 million of the total purchase price was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling HealthPost’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes. The Company is in the process of finalizing the purchase price allocation. The final allocation of purchase price may result in different values being assigned to amortizing assets which would also change the amount of amortization expense related to these assets in future periods.
The financial results of HealthPost are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma financial information for this acquisition has not been presented because the effects were not material to the Company’s historical consolidated financial statements.

Care Team Connect, Inc.
On October 7, 2013, the Company completed the acquisition for cash of all of the issued and outstanding capital stock of Care Team Connect, Inc. (“Care Team Connect”), a provider of comprehensive care management workflow solutions. The acquisition enhances the Company’s existing suite of population health technologies and service offerings. The total purchase price, net of cash acquired, was $34.6 million.
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of October 7, 2013. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $13.8 million was allocated to accounts receivable, $0.2 million to fixed assets, and $13.5 million was allocated to assumed liabilities, which consists of $4.2 million of acquired current deferred revenue, $7.7 million of acquired long-term deferred revenue, $0.9 million of accounts payable, and $0.7 million of deferred tax liabilities. Of the total estimated purchase price, $9.3 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $5.4 million, customer relationship related intangibles of $2.8 million, and existing customer contracts of $1.1 million. The acquired intangible assets have estimated lives ranging from three years to twelve years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 8.2 years. Approximately $24.8 million of the total purchase price was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling Care Team Connect’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes.
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
Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members. The warrants are exercisable for up to 6,015,000 shares of the entity if and as certain performance criteria are met. The warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the accompanying consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other income, net on the accompanying consolidated statements of operations. See Note 10, “Other non-current assets,” for additional information. The fair value of the warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of the underlying value of the common shares of the entity that issued the warrants and the estimate of the level of performance criteria that will be achieved. The entity that issued the warrants is privately held and the estimate of performance criteria to be met is specific to the Company. These inputs are unobservable and are considered key estimates made by the Company.
Contingent earn-out liabilities. This class of financial liabilities represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out periods. The performance targets are specific to the operation of the acquired company subsequent to the acquisition. These inputs are unobservable and are considered key estimates made by the Company. Contingent earn-out liabilities are included in accounts payable and accrued liabilities and other long-term liabilities on the accompanying consolidated balance sheets.

Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The valuation can be determined using widely accepted valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). As a basis for applying a market-based approach in fair value measurements, GAAP establishes a fair value hierarchy that prioritizes into three broad levels the inputs to valuation techniques used to measure fair value. The following is a brief description of those three levels:

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the three months ended June 30, 2014 or 2013.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of June 30,	Fair value measurement as of June 30, 2014 using fair value hierarchy
	2014	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$41,057	$41,057	$—	$—
Available-for-sale marketable securities	91,310	—	91,310	—
Common stock warrants (1)	370	—	—	370
Financial liabilities
Contingent earn-out liabilities (2)	5,850	—	—	5,850
	Fair value as of March 31,	Fair value measurement as of March 31, 2014 using fair value hierarchy
	2014	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$23,129	$23,129	$—	$—
Available-for-sale marketable securities	164,396	—	164,396	—
Common stock warrants (1)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (2)	8,750	—	—	8,750

(1)
The fair value of the common stock warrants as of June 30, 2014 and March 31, 2014 was calculated to be $0.21 and $0.31 per share, respectively, per share using a Black-Scholes-Merton model. The significant assumptions as of June 30, 2014 were as follows: risk-free interest rate of 1.6%; expected term of 4.97 years; expected volatility of 70.00%; dividend yield of 0.0%; weighted average share price of $0.49 per share; and expected warrants to become exercisable of approximately 1,776,500 shares. The significant assumptions as of March 31, 2014 were as follows: risk-free interest rate of 1.7%; expected term of 5.22 years; expected volatility of 67.55%; dividend yield of 0.0%; weighted average share price of $0.49 per share; and expected warrants to become exercisable of approximately 1,776,500 shares.

(2)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Common stock warrants
The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. The change in the fair value of the common stock warrants during the three months ended June 30, 2014 was driven primarily by a decrease in the underlying value of the common stock, partially offset by the net impact of an extension in the term of the warrant and an increase in the volatility estimate. There was no change in the fair value of the common stock warrants during the three months ended June 30, 2013. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the three months ended June 30, 2014 and 2013, (in thousands):

	Three Months Ended June 30,
	2014	2013
Beginning balance	$550	$550
Fair value change in common stock warrants (1)	(180)	—
Ending balance	$370	$550

(1)	Amounts were recognized in other income, net on the accompanying consolidated statements of operations.
Contingent earn-out liabilities
The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) on December 31, 2009. The additional contingent payments, which have no maximum, become due and payable to the former owners of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. The fair value of the Southwind earn-out liability is impacted by changes in estimates regarding expected operating results and an applied discount rate, which was 15% as of June 30, 2014. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. On October 31, 2012, the Company transferred 112,408 shares of its common stock to the former owners of Southwind to satisfy the component of the contingent obligation payable in the Company’s common stock, which reduced the related earn-out liability by $5.4 million. As of June 30, 2014, $17.5 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of June 30, 2014, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $3.3 million, which will be paid at various intervals, if earned, over evaluation periods which extend through December 31, 2014, with the final payment to occur in February 2016.
The Company entered into an earn-out agreement in connection with its acquisition of PivotHealth, LLC (“PivotHealth”) on August 1, 2011. The additional contingent cash payments, which have no guaranteed minimum or maximum, will become due and payable to the former owner of the PivotHealth business if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through August 31, 2014. Final payment of the earn-out, if any, will occur in November 2014. The Company’s fair value estimate of the PivotHealth earn-out liability was $2.9 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for PivotHealth as of June 30, 2014 was $0. The fair value of the PivotHealth earn-out liability is impacted by changes in estimates regarding expected operating results as of June 30, 2014.
The Company entered into an earn-out agreement in connection with its acquisition of 360Fresh, Inc. (“360Fresh”) on November 15, 2012. The contingent cash payments, which will not exceed $8.0 million and have no guaranteed minimum, will become due and payable to the former stockholders of 360Fresh if certain revenue targets are achieved over evaluation periods beginning at the acquisition date through December 31, 2015. Final payment of the earn-out, if any, will occur in February 2016. The Company’s fair value estimate of the 360Fresh earn-out liability was $2.5 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for 360Fresh as of June 30, 2014 was $2.5 million. The fair value of the 360Fresh earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 19.0% as of June 30, 2014.

Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Beginning balance	$8,750	$15,200
Fair value change in Southwind contingent earn-out liability (1)	—	400
Fair value change in 360Fresh contingent earn-out liability (1)	(100)	300
Southwind earn-out payments	(2,800)	(1,400)
Ending balance	$5,850	$14,500

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of operations.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the three months ended June 30, 2014 and 2013, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 5. Marketable securities
The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of June 30, 2014
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$9,875	$10,500	$—	$625
Tax exempt obligations of states	81,435	82,040	601	1,206
	$91,310	$92,540	$601	$1,831

	As of March 31, 2014
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$29,291	$30,344	$—	$1,053
Tax exempt obligations of states	135,105	136,653	1,060	2,608
	$164,396	$166,997	$1,060	$3,661

The following table summarizes marketable securities maturities (in thousands):

	As of June 30, 2014
	Fair market value	Amortized cost
Matures in less than 1 year	$2,427	$2,411
Matures after 1 year through 5 years	16,958	16,724
Matures after 5 years through 10 years	52,390	53,067
Matures after 10 years through 20 years	19,535	20,338
	$91,310	$92,540
The following table shows the gross unrealized losses and fair value of the Company’s investments as of June 30, 2014 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government-sponsored enterprises	$—	$—	$9,875	$625	$9,875	$625
Tax exempt obligations of states	—	—	53,204	1,206	53,204	1,206
	$—	$—	$63,079	$1,831	$63,079	$1,831
There was $0.7 million in gross realized gains on sales of available-for-sale investments and $0.4 million in gross realized losses on sales of available-for-sale investments during the three months ended June 30, 2014. There were no gross realized gains or losses on sales of available-for-sale investments during the three months ended June 30, 2013. The weighted average maturity on all marketable securities held by the Company as of June 30, 2014 was approximately 8.0 years. Pre-tax unrealized losses on the Company’s investments of $1.8 million as indicated above were caused by the increase in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. The Company purchased certain of its investments at a premium or discount to their relative face values. The Company does not intend to sell these investments and it is not more likely than not that it will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. There are nineteen tax exempt obligations of states and four tax exempt obligations of U.S. government-sponsored enterprises with unrealized losses that have existed for less than one year. The Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2014. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income on the accompanying consolidated balance sheets. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
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
The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of operations. Developed software obtained through acquisitions is amortized over its useful life based on the cash flow estimates used to determine the value of the assets at acquisition. As of June 30, 2014 the weighted average useful life of existing acquired developed software was approximately six years. The amount of acquired developed software amortization included in depreciation and amortization for the three months ended June 30, 2014 and 2013 was approximately $0.6 million and $0.2 million, respectively.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment for the periods presented. The amount of depreciation expense recognized on plant, property, and equipment during the three months ended June 30, 2014 and 2013 was $3.3 million and $2.4 million, respectively.
Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of June 30, 2014 and March 31, 2014, the carrying value of internally developed capitalized software was $51.2 million and $46.0 million, respectively. Amortization expense for internally developed capitalized software for the three months ended June 30, 2014 and 2013, recorded in depreciation and amortization on the accompanying consolidated statements of operations, was approximately $2.8 million and $1.9 million, respectively. Property and equipment consists of the following (in thousands):

	As of
	June 30, 2014	March 31, 2014
Leasehold improvements	$41,202	$39,425
Furniture, fixtures, and equipment	44,910	43,112
Software	110,415	100,808
Property and equipment, gross	196,527	183,345
Accumulated depreciation and amortization	(87,658)	(80,888)
Property and equipment, net	$108,869	$102,457
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the three months ended June 30, 2014 or 2013.
Note 7. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended June 30, 2014 or 2013. There was no impairment of goodwill recorded in the three months ended June 30, 2014 or 2013.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to twelve years. As of June 30, 2014, the weighted average remaining useful life of acquired intangibles was approximately 5.5 years. As of June 30, 2014, the weighted average remaining useful life of internally developed intangibles was approximately 4.1 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of June 30, 2014			As of March 31, 2014
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$12,831	$(2,805)	$10,026	$11,508	$(2,266)	$9,242
Acquired intangibles:
Developed software	6.1	19,250	(8,663)	10,587	19,250	(7,875)	$11,375
Customer relationships	8.1	16,860	(7,372)	9,488	15,910	(6,800)	9,110
Trademarks	6.2	4,200	(2,789)	1,411	4,200	(2,680)	1,520
Non-compete agreements	4.3	1,750	(996)	754	1,400	(900)	500
Customer contracts	4.7	6,449	(4,495)	1,954	6,299	(4,291)	2,008
Total other intangibles		$61,340	$(27,120)	$34,220	$58,567	$(24,812)	$33,755

Amortization expense for intangible assets for the three months ended June 30, 2014 and 2013, recorded in depreciation and amortization on the accompanying consolidated statements of operations, was approximately $2.3 million and $1.8 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for the remaining nine months of the fiscal year ending March 31, 2015 and for each of the following five fiscal years ending March 31, 2016 through 2019: $7.0 million, $6.6 million, $5.9 million, $5.3 million, and $4.0 million, respectively, and $5.4 million thereafter.
Note 8. Investments in and advances to unconsolidated entities
In August 2011, the Company entered into an agreement with UPMC to establish Evolent Health, Inc. (“Evolent”) for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% in Series A convertible preferred stock of Evolent and the right to appoint one person to Evolent’s board of directors. The Company exercises significant influence over Evolent, but does not control Evolent and is not the primary beneficiary of Evolent’s activities. At the time of formation, the Series A convertible preferred shares of Evolent were deemed to be in-substance common stock. As a result, the Company’s investment in Evolent was accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of operations. In addition, a member of the Company’s Board of Directors serves as the chief executive officer of Evolent.
In September 2013, Evolent completed a reorganization in connection with a new round of equity financing (the “Series B Issuance”). Evolent’s reorganization included the creation of Evolent Health Holdings, Inc. ("Holdings") and the conversion of Evolent into Evolent Health LLC ("Evolent LLC"), a limited liability company that is treated as a partnership for tax purposes. As a result of the reorganization, Holdings owns 57% of the equity interests in Evolent LLC. Holdings has no other operations other than its investment in Evolent LLC. The Company, together with certain other investors, also holds direct equity interests in Evolent LLC, which is the operating company that conducts the Evolent business. The Company participated in the Series B Issuance by providing $9.6 million in cash and converting $10.1 million in principal and accrued interest of a convertible term note in exchange for 1,302,172 Series B convertible preferred shares in Evolent LLC and the right to appoint an additional person to the boards of directors of both Evolent LLC and Holdings. Immediately following the Series B Issuance and reorganization, the Company owned 23.6% of Holdings through its Series A convertible preferred stock investment and 11.5% of Evolent LLC through its Series B convertible preferred stock investment. As of June 30, 2014, the Company owned 23.1% of Holdings through its Series A convertible preferred stock investment and 11.3% of Evolent LLC through its Series B convertible preferred stock investment.

On the date of the Series B Issuance, the Company re-evaluated the accounting for its investment in Holdings’ Series A convertible preferred stock. The Company determined that its Series A convertible preferred stock investment in Holdings should be accounted for under the cost method instead of the equity method since the investment no longer qualified as in-substance common stock. The carrying balance of the Company’s Series A convertible preferred stock investment in Holdings was $0 as of June 30, 2014. Evolent LLC maintains separate capital accounts for each of its shareholders; therefore, the Company accounts for its Series B convertible preferred stock investment in Evolent LLC under the equity method. During the three months ended June 30, 2014 the Company’s proportionate share of the losses of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC was $2.1 million, which includes $0.2 million related to amortization of basis differences related to identified intangible assets. The carrying balance of the Company’s investment in Series B convertible preferred shares of Evolent LLC was $13.7 million as of June 30, 2014. Because of Evolent LLC's treatment as a partnership for tax purposes, the losses of Evolent LLC pass through to the Company and the other shareholders. The Company's proportionate share of the losses of Evolent LLC are recorded net of the estimated tax benefit that the Company believes will be realized from the losses in equity in loss of unconsolidated entities on the consolidated statements of operations. Currently, the Company does not believe it is more likely than not that such tax benefits will be realized and as such, has provided a full valuation allowance against the deferred tax asset resulting from these benefits.
As of June 30, 2013, the Company's equity interest in Series A convertible preferred stock of Evolent was 31%. The Company’s proportionate share of the losses recognized by Evolent during the three months ended June 30, 2013 totaled $3.2 million and exceeded the Company's investment balance. As a result, a portion of the Company's proportionate losses was recognized at a rate consistent with the Company's interest in Evolent's outstanding debt as of June 30, 2013, or 44%.
Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Holdings and its majority-owned subsidiary, Evolent LLC, to continue to incur losses in the future.
The following is a summary of the financial position of Evolent LLC, as of the dates presented (unaudited, in thousands):

	As of
	June 30, 2014	March 31, 2014
Assets:
Current assets	$74,553	$78,692
Non-current assets	23,852	20,151
Total assets	$98,405	$98,843
Liabilities and Members’ Equity:
Current liabilities	$44,522	$35,333
Non-current liabilities	3,367	3,173
Total liabilities	47,889	38,506
Redeemable equity	78,360	78,360
Members’ equity	(27,844)	(18,023)
Total liabilities and members’ equity	$98,405	$98,843
The following is a summary of the operating results of Evolent LLC (or its predecessor) for the periods presented (unaudited, in thousands):

	Three Months Ended June 30,
	2014	2013
Revenue	$24,189	$7,526
Operating expenses	(33,467)	(16,029)
Depreciation and amortization	(641)	(396)
Interest, net	58	(259)
Taxes	(7)	—
Net loss	$(9,868)	$(9,158)

Note 9. Other non-current assets

In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. The warrants are recorded at their estimated fair value, which was $370,000 as of June 30, 2014 and $550,000 as of March 31, 2014, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the estimated fair value of the warrants is recorded in other income, net on the accompanying consolidated statements of operations. For additional information regarding the fair value of these warrants, see Note 4, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment of $5.0 million as of June 30, 2014 is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of June 30, 2014, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended June 30, 2014 or 2013.
Note 10. Noncontrolling interest
In July 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity is governed by a services agreement and other documents that provide the entity’s owners the conditional right to require the Company to purchase their ownership interests (“Put Option”), for a price based on a formula set forth in the agreement, at any time after certain conditions have been satisfied through December 31, 2014. These agreements also provide the Company a conditional right to require the entity's owners to sell their ownership interests to the Company ("Call Option") over the same period. In April 2014, an amendment to these agreements provided for an extension of both the Put Option and Call Option to be exercisable through June 30, 2015.
As of June 30, 2014, these conditions had not been satisfied. The equity interest in this entity is classified as a redeemable noncontrolling interest, which is presented outside of permanent equity as the redemption is not solely within the Company’s control. During the three months ended June 30, 2014, management determined that it is probable that the Put Option will become exercisable prior to its expiration. As a result, the redeemable noncontrolling interest was increased to the estimated redemption amount of $7.1 million from its carrying value of $0.1 million. The accretion to the redemption value of $7.0 million was recorded in additional paid-in capital on the accompanying consolidated balance sheet as the Company had an accumulated deficit as of June 30, 2014. In addition, the accretion to redemption value was recorded as a reduction to net income available to common stockholders on the accompanying consolidated statements of operations in the three months ended June 30, 2014. Prior to June 30, 2014, management had determined that exercisability was not probable. Any change in the redemption value based on the formula set forth in the agreement will be accounted for as accretion in the period the change in redemption value occurs. The Company believes any additional change in the redemption value will not be material to the Company's financial statements.
The Company has determined that this entity meets the definition of a variable interest entity over which it has significant influence and, as a result, has consolidated the results of this entity into its consolidated financial statements. The noncontrolling interest represents the entity’s owners’ claims on consolidated investments where the Company owns less than a 100% interest. As of June 30, 2014, the Company had a 0% ownership interest in this entity. The Company records these interests at their initial fair value, adjusting the basis prospectively for the noncontrolling holders’ share of the respective consolidated investments’ results of operations and applicable changes in ownership.
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

As of June 30, 2014, there were no amounts outstanding under the revolving credit facility and $150.0 million was available for borrowing.
The Company is required under the revolving credit facility to satisfy three financial ratios on a quarterly basis. The Company was in compliance with these financial covenants as of June 30, 2014.
Note 12. Stockholders’ equity
On May 8, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $100 million of the Company’s common stock under its share repurchase program, bringing the total authorized repurchase amount under the program to $450 million since its inception. The Company repurchased 364,662 and 118,880 shares of its common stock at a total cost of approximately $18.0 million and $6.2 million in the three months ended June 30, 2014 and 2013, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of June 30, 2014 was 16,391,288 shares at a total cost of $380.8 million. All repurchases to date have been made in the open market, and all repurchased shares have been retired as of June 30, 2014. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of June 30, 2014, the remaining authorized repurchase amount was $69.2 million.
During the three months ended June 30, 2014, the Company retired 364,662 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $3,600, treasury stock of $18.0 million, and retained earnings of $17.9 million. A total of 16,391,288 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.
Note 13. Stock-based compensation

On June 23, 2014, the Compensation Committee of the Board of Directors approved a grant of 947,117 nonqualified stock options and 101,474 restricted stock units (“RSUs”) to certain executive officers of the Company. The awards are subject to both performance-based and market-based conditions and will vest based upon the achievement of specified levels of both sustained contract value and sustained stock price during the performance period, which could extend to May 30, 2019. The vesting of the RSUs is also subject to a one-year service condition, which requires the recipient to remain employed with the Company for at least the year following the date on which the applicable performance conditions were achieved. The estimated requisite service period is five years for the stock options and six years for the RSUs. The Company is in the process of finalizing the valuation and accounting for these awards. The final valuation may result in different fair values being assigned to the awards which would also change the amount of compensation expense related to these awards in future periods. The amount of expense recognized related to these awards for the three months ended June 30, 2014 was insignificant.
The following table summarizes the changes in common stock options granted under the Company’s stock incentive plans during the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding, beginning of period	1,830,323	$32.82	2,692,353	$21.06
Granted	1,144,973	52.28	418,440	47.87
Exercised	(72,454)	17.47	(507,844)	15.16
Forfeited	—	—	(31,116)	29.36
Cancellations	—	—	—	—
Outstanding, end of period	2,902,842	$28.91	2,571,833	$26.49
Exercisable, end of period	1,003,345	$24.74

The weighted average fair value of the options granted during the three months ended June 30, 2014 is estimated at $16.97 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 2.1%; an expected life of approximately 4.9 years; volatility of 35.08%; and dividend yield of 0.0% over the expected life of the option.
The following table summarizes the changes in restricted stock units granted under the Company’s stock incentive plans during the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Number of RSUs	Weighted average grant date fair value	Number of RSUs	Weighted average grant date fair value
Non-vested, beginning of period	1,110,462	$42.05	943,206	$29.50
Granted	332,452	45.85	378,592	48.30
Forfeited	(3,084)	48.35	(12,674)	29.72
Vested	(387,377)	32.27	(339,710)	26.50
Non-vested, end of period	1,052,453	$46.82	969,414	$37.89

The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs, for the three months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2014	2013
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,089	$1,405
Member relations and marketing	1,081	976
General and administrative	2,371	2,278
Depreciation and amortization	—	—
Total costs and expenses	5,541	4,659
Operating income	(5,541)	(4,659)
Net income	$(3,352)	$(2,865)
Impact on diluted earnings per share	(0.09)	(0.08)
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of June 30, 2014, $71.7 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 3.5 years.

Note 14. Income taxes
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of operations for the three months ended June 30, 2014 or 2013. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2010.
Note 15. Earnings per share
Basic earnings per share is computed by dividing net (loss) income attributable to common stockholders by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net (loss) income attributable to common stockholders by the number of weighted average common shares and potentially dilutive common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive.
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Basic weighted average common shares outstanding	36,413	35,488
Effect of dilutive outstanding stock-based awards	—	1,130
Diluted weighted average common shares outstanding	36,413	36,618
In the three months ended June 30, 2014 and 2013, 2.8 million and 0.7 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its subsidiaries.
Our fiscal year ends on March 31. Fiscal 2015 is our fiscal year ending on March 31, 2015.
This management’s discussion and analysis of financial condition and results of operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” or “intends” and similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2014, or the “2014 Form 10-K,” filed with the Securities and Exchange Commission, or “SEC.” We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
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
Our four key areas of focus for fiscal 2015 are to continue to deliver world-class programs that drive significant returns and value for our members; to continue a relentless focus on growth through selected investments to capture the unique opportunities presented by current health care and education market conditions, through developing and launching new programs and acquiring products, services, and technologies that improve performance for our members; to further evolve our go-to-market model by aligning our internal sales and account management functions to allow us to serve members more effectively and to develop deeper and more powerful commercial relationships across our portfolio; and to attract, cultivate, engage, and retain world-class talent across our organization. Success in all of these areas requires very strong execution across our business, and we have a heavy focus on setting each team up to manage against and attain high goals in each area of our operations.
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. We believe high renewal rates reflect our members’ recognition of the value they derive from participating in our programs. Our revenue grew 15.1% in the three months ended June 30, 2014 over the prior year period. Our contract value increased 15.3% to $548.4 million as of June 30, 2014 from $475.8 million as of June 30, 2013. We define contract value as the aggregate annualized revenue attributed to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
Our operating costs and expenses consist of cost of services, member relations and marketing expense, general and administrative expenses, and depreciation and amortization expenses.

•
Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research personnel, consultants, software developers, and in-house faculty; costs of the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; costs of developing and supporting our cloud-based content and performance technology software; and fair value adjustments to acquisition-related earn-out liabilities.

•
Member relations and marketing expense includes the costs of acquiring new members and the costs of account management, and includes compensation (including sales incentives), travel and entertainment expenses, and costs for training personnel, sales and marketing materials, and associated support services.

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

Acquisitions that we have completed since April 1, 2013 affect the comparability of our results of operations for the three months ended June 30, 2014 and our results of operations for the same periods in our prior fiscal year, although the effect is not material.
Critical Accounting Policies
Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, or “GAAP,” require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. In our 2014 Form 10-K, we have discussed those material accounting policies that we believe are critical and require the use of complex judgment in their application. During the quarter ending June 30, 2014, we updated the following critical accounting policies.
Stock-based compensation
We measure and recognize stock-based compensation cost based on the estimated fair values of the stock-based awards on the grant date. Stock-based compensation costs are recognized as an expense in the consolidated statements of operations over the vesting periods of the awards. We calculate the grant date estimated fair value of all stock options, with the exception of the stock options issued with market-based conditions, using a Black-Scholes valuation model. The fair value of stock options issued with both performance-based and market-based conditions is calculated on the date of grant using a Monte Carlo model. Determining the estimated fair value of stock-based awards is subjective in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our shares, forfeiture rates of the awards and the impact of market conditions. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Our fair value estimates are based on assumptions we believe are reasonable but that are inherently uncertain. The fair value of all restricted stock units, with the exception of the restricted stock units issued with market-based conditions, is determined as the fair market value of the underlying shares on the date of grant. The fair value of restricted stock units issued with both performance-based and market-based conditions is calculated on the date of grant using a Monte Carlo model. To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation, or refine different assumptions in future periods such as forfeiture rates that differ from our current estimates, among other potential factors, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from the expense and the tax benefits we have recorded in previous reporting periods. For awards that vest upon the achievement of a performance condition, our estimate of the probability of achieving the performance condition is also a key input in determining the timing and amount of expense recognition.
Redeemable noncontrolling interest
Noncontrolling interests with redemption features, such as put options, that are not solely within the Company's control are considered redeemable noncontrolling interest. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported in the mezzanine section between liabilities and equity on the Company's consolidated balance sheets at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income or loss or its redemption value.

The redemption value is calculated, based on contractual agreements, in the period when it is determined to be probable that the noncontrolling interest will be redeemed. The difference between the carrying amount and the redemption value will be recorded as a reduction to additional paid in capital on the balance sheet and in net (loss) income attributable to common stockholders on the statement of operations. Subsequent changes in the redemption value could occur based on achievement of criteria within the contractual agreements, these changes in the redemption value will be recorded in the period they occur.
Other than the critical accounting policies listed above, there have been no additional material changes to our policies since our fiscal year ended March 31, 2014.
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

Results of Operations
The following table shows statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	52.3%	53.5%
Member relations and marketing	18.7%	18.0%
General and administrative	16.0%	14.6%
Depreciation and amortization	6.4%	5.2%
Total costs and expenses	93.4%	91.3%
Operating income	6.5%	8.7%
Other income, net	0.5%	0.4%
Income before provision for income taxes and equity in loss of unconsolidated entities	7.0%	9.1%
Provision for income taxes	(2.8)%	(3.5)%
Equity in loss of unconsolidated entities	(1.5)%	(2.6)%
Net income before allocation to noncontrolling interest	2.7%	3.0%
Net loss and accretion to redemption value of noncontrolling interest	(5.0)%	—%
Net (loss) income attributable to common stockholders	(2.3)%	3.0%
Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Net (loss) income attributable to common stockholders. Net loss attributable to common stockholders was $3.2 million in the three months ended June 30, 2014 compared to net income attributable to common stockholders of $3.7 million in the three months ended June 30, 2013. The decrease in net income was primarily attributable to a non-cash accretion of $7.1 million associated with the change in the redemption value of our redeemable noncontrolling interest. Other factors contributing to the decrease included an increase in cost of services of $8.3 million incurred for new and growing programs, an increase of $4.7 million in general and administrative expense related to increased investment in our human resources and corporate development groups, an increase of $4.4 million in marketing and member relations costs attributable to the addition of new sales teams, and an increase of $2.7 million in depreciation and amortization due to increased capital expenditures and an increase in amortization of newly acquired intangibles. The effect of these factors was partially offset by a 15.1% increase in revenue and a $0.8 million decrease in the fair value adjustments recorded for acquisition-related earn-out liabilities as compared to the prior year period.
Adjusted net income, non-GAAP earnings per diluted share, and adjusted EBITDA. Adjusted net income decreased to $11.0 million for the three months ended June 30, 2014 from $11.4 million for the three months ended June 30, 2013, while adjusted EBITDA increased 7.0% to $24.0 million for the three months ended June 30, 2014 from $22.5 million for the three months ended June 30, 2013. The increase in adjusted EBITDA was attributable to our increased revenue and was partially offset by the costs of new and growing programs, increased investment in our general and administrative infrastructure to support our growing employee base, and an increase in the number of new sales teams.
Revenue. Total revenue increased 15.1% to $141.8 million in the three months ended June 30, 2014 from $123.2 million in the three months ended June 30, 2013, while contract value increased 15.3% to $548.4 million as of June 30, 2014 from $475.8 million as of June 30, 2013. The increases in revenue and contract value were primarily attributable to our cross-selling of existing programs to existing members, the introduction and expansion of new programs, and, to a lesser degree, price increases. We offered 63 membership programs as of June 30, 2014 compared to 58 membership programs as of June 30, 2013.
Cost of services. Cost of services increased to $74.2 million for the three months ended June 30, 2014 from $66.0 million for the three months ended June 30, 2013. The increase in cost of services for the three months ended June 30, 2014 was primarily due to growth and expansion of our Crimson programs, as well as our recent acquisitions of ActiveStrategy, Inc., or “ActiveStrategy,” 360Fresh, Inc., or “360Fresh,” Care Team Connect, Inc., or “Care Team Connect,” Medical Referral Source, Inc., or “MRS,” and HealthPost, Inc., or “HealthPost,”. Cost of services in the current period also reflected increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. As a percentage of revenue, cost of services decreased to 52.3% for the three months ended June 30, 2014 from 53.5% for the three months ended June 30, 2013. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities of a $0.1 million decrease and a $0.7 million increase in the three months ended June 30, 2014 and 2013, respectively.
Member relations and marketing. Member relations and marketing expense increased to $26.6 million in the three months ended June 30, 2014 from $22.2 million in the three months ended June 30, 2013. As a percentage of revenue, member relations and marketing expense in the three months ended June 30, 2014 and 2013 was 18.7% and 18.0%, respectively. The increase in member relations and marketing expense was primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. During the three months ended June 30, 2014 and 2013, we had an average of 200 and 177 new business development teams, respectively.
General and administrative. General and administrative expense increased to $22.7 million in the three months ended June 30, 2014 from $18.0 million in the three months ended June 30, 2013. As a percentage of revenue, general and administrative expense increased to 16.0% in the three months ended June 30, 2014 from 14.6% in the three months ended June 30, 2013. The increase in general and administrative expense was primarily attributable to increased human resources and recruitment expenses, as well as increased investments to support organizational scale and integration of recent acquisitions.

Depreciation and amortization. Depreciation expense increased to $9.1 million, or 6.4% of revenue, in the three months ended June 30, 2014, from $6.4 million, or 5.2% of revenue, in the three months ended June 30, 2013. The increases in depreciation and amortization were primarily due to increased amortization expense from developed capitalized internal use software, acquired intangibles relating to the ActiveStrategy, 360Fresh, Care Team Connect, MRS, and HealthPost acquisitions, and depreciation of our newly renovated Austin, San Francisco, and Nashville offices and of an expansion floor of our Washington, D.C. headquarters.
Other income, net. Other income, net increased to $0.7 million in the three months ended June 30, 2014, from $0.5 million in the three months ended June 30, 2013. Lower average cash and investment balances due to our recent acquisition and investment activity contributed to a decrease in interest income to $0.5 million in the three months ended June 30, 2014 from $0.8 million in the three months ended June 30, 2013. The decrease in interest income was offset by a realized gain on the sale of marketable securities of $0.3 million during the three months ended June 30, 2014. We recognized foreign exchange gains of $0.3 million and losses of $0.2 million during the three months ended June 30, 2014 and 2013, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During both the three months ended June 30, 2014 and 2013, we recognized $0.1 million in fees under our revolving credit facility. During the three months ended June 30, 2014, we recognized a $0.2 million loss on our investment in common stock warrants.
Provision for income taxes. Our provision for income taxes was $3.9 million and $4.3 million in the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate in the three months ended June 30, 2014 was 39.5% compared to 38.5% in the three months ended June 30, 2013. The increase in effective tax rate primarily relates to an increase in unfavorable permanent differences between book and tax deductions.
Equity in loss of unconsolidated entities. Our proportionate share of the losses of Evolent Health LLC ("Evolent LLC") net of tax during the three months ended June 30, 2014 was $2.2 million. Our proportionate share of the losses of Evolent Health, Inc. ("Evolent") during the three months ended June 30, 2013 was $3.2 million. Evolent was established in August 2011 and continues to operate as an early-stage business. As a result, we expect Evolent Health Holdings, Inc. and Evolent LLC to incur losses in the future.
Net loss and accretion to redemption value of noncontrolling interest. During the three months ended June 30, 2014, we determined that it was probable that the put option related to our noncontrolling interest would become exercisable prior to its expiration. As a result, we recorded an accretion to the estimated redemption amount of our redeemable noncontrolling interest of $7.1 million in the three months ended June 30, 2014.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2014	2013
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,089	$1,405
Member relations and marketing	1,081	976
General and administrative	2,371	2,278
Depreciation and amortization	—	—
Total costs and expenses	5,541	4,659
Operating income	(5,541)	(4,659)
Net income	$(3,352)	$(2,865)
Impact on diluted earnings per share	$(0.09)	$(0.08)

There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of June 30, 2014, $71.7 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 3.5 years.

Non-GAAP Financial Measures
The tables below present information for the periods indicated about our adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” for the three months ended June 30, 2014 and 2013 as net (loss) income attributable to common stockholders before adjustment for the items set forth in the first table below. We define “adjusted net income” for the three months ended June 30, 2014 and 2013 as net (loss) income attributable to common stockholders excluding the net of tax effect of the items set forth in the second table below. We define “non-GAAP earnings per diluted share” for the three months ended June 30, 2014 and 2013 as earnings per diluted share excluding the net of tax effect of the items set forth in the third table below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Presentation” in our 2014 Form 10-K for our reasons for including these financial measures in this report and for a description of material limitations with respect to the usefulness of such measures.
A reconciliation of adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share to the most directly comparable GAAP financial measures is provided below (in thousands, except per share data).

	Three Months Ended June 30,
	2014	2013
Net (loss) income attributable to common stockholders	$(3,177)	$3,693
Equity in loss of unconsolidated entities	2,150	3,233
Accretion of noncontrolling interest to redemption value	7,040	—
Provision for income taxes	3,933	4,335
Other income, net	(710)	(523)
Depreciation and amortization	9,078	6,354
Acquisition and similar transaction charges	268	—
Fair value adjustments to acquisition-related earn-out liabilities	(100)	700
Stock-based compensation expense	5,541	4,659
Adjusted EBITDA	$24,023	$22,451

	Three Months Ended June 30,
	2014	2013
Net (loss) income attributable to common stockholders	$(3,177)	$3,693
Equity in loss of unconsolidated entities	2,150	3,233
Accretion of noncontrolling interest to redemption value	7,040	—
Amortization of acquisition-related intangibles, net of tax	1,452	1,136
Acquisition and similar transaction charges, net of tax	162	—
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	(61)	431
Loss on investment in common stock warrants, net of tax	108	—
Stock-based compensation, net of tax	3,351	2,865
Adjusted net income	$11,025	$11,358

	Three Months Ended June 30,
	2014	2013
GAAP (loss) earnings per diluted share	$(0.09)	$0.10
Equity in loss of unconsolidated entities	0.06	0.09
Accretion of noncontrolling interest to redemption value	0.19	—
Amortization of acquisition-related intangibles, net of tax	0.04	0.03
Acquisition and similar transaction charges, net of tax	0.01	—
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	—	0.01
Stock-based compensation, net of tax	0.09	0.08
Non-GAAP earnings per diluted share	$0.30	$0.31
Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that existing cash, cash equivalents, marketable securities balances, and operating cash flows will be sufficient to support our expected operating and capital expenditures, as well as share repurchases, for at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $132.4 million as of June 30, 2014 and $187.5 million as of March 31, 2014. We expended $18.0 million and $6.2 million in cash to purchase shares of our common stock through our share repurchase program during the three months ended June 30, 2014 and 2013, respectively. In addition, we invested $25.8 million in our acquisition of HealthPost during the three months ended June 30, 2014. We had no long-term indebtedness as of June 30, 2014 or March 31, 2014.

Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the first quarter of our fiscal year typically provides the lowest quarterly cash flows from operations. Net cash flows provided by operating activities were $2.2 million in the three months ended June 30, 2014, compared to net cash flows used in operating activities of $3.6 million in the three months ended June 30, 2013. The net cash flows provided by operating activities during the periods was primarily attributed to depreciation and amortization less changes in operating assets and liabilities during the three months ended June 30, 2014 and 2013.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows provided by investing activities were $34.7 million in the three months ended June 30, 2014 and net cash flows used in investing activities were $29.4 million in the three months ended June 30, 2013. Investing activities during the three months ended June 30, 2014 consisted of capital expenditures of $13.3 million, $25.8 million used in our acquisition of HealthPost, and net redemptions of marketable securities of $73.8 million. Investing activities during the three months ended June 30, 2013 consisted of capital expenditures of $11.7 million, the purchase of $5.7 million in notes receivable from Evolent, and net purchases of marketable securities of $12.0 million.
Cash flows from financing activities. We had net cash flows used in financing activities of $19.0 million and net cash flows provided by financing activities of $4.2 million in the three months ended June 30, 2014 and 2013, respectively. Cash flows from financing activities during the three months ended June 30, 2014 primarily consisted of $1.3 million of proceeds from the issuance of common stock upon the exercise of stock options and $5.0 million in additional tax benefits related to stock-based compensation arrangements, offset by the repurchase of $18.0 million of shares under our stock repurchase program and $7.6 million in shares withheld to satisfy the minimum employee tax withholding for certain vested restricted stock units. Financing activities during the three months ended June 30, 2013 primarily consisted of $7.7 million of proceeds from the issuance of common stock upon the exercise of stock options and $8.3 million in additional tax benefits related to stock-based compensation arrangements, offset by the repurchase of $6.2 million in shares under our stock repurchase program, and $5.8 million in shares withheld to satisfy the minimum employee tax withholding for certain vested restricted stock units. Pursuant to our stock repurchase program, we repurchased 364,662 shares of common stock at a total cost of approximately $18.0 million in the three months ended June 30, 2014 and 118,880 shares at a total cost of approximately $6.2 million in the three months ended June 30, 2013.
Revolving credit facility. In July 2012, we obtained a $150.0 million five-year senior secured revolving credit facility under a credit agreement with a syndicate of lenders that can be used to finance working capital needs and for general corporate purposes, including permitted acquisitions. The credit facility may be increased at our request by up to an additional $50.0 million in minimum increments of $10.0 million upon the satisfaction of specified conditions. The credit agreement contains a sublimit for up to $5.0 million principal amount of swing line loans outstanding at any time and a sublimit for the issuance of up to $10.0 million of letters of credit outstanding at any time. As of June 30, 2014, there were no amounts outstanding under the credit facility, and $150.0 million was available for borrowing thereunder.
The facility loans may be borrowed, repaid, and reborrowed from time to time during the term of the facility and will mature and be payable in full on July 30, 2017. Borrowings on the credit facility, if any, will bear interest at an amount based on either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.50% based on our total leverage ratio, or (b) an adjusted LIBO rate plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on our total leverage ratio. The facility contains customary affirmative and negative covenants. We are also required to maintain a maximum total leverage ratio of less than 3.5 to 1, a maximum senior secured leverage ratio of less than 2.5 to 1, and a minimum interest coverage ratio of greater than 3 to 1 for each of our fiscal quarters for the period of four consecutive fiscal quarters ending with the end of each such fiscal quarter. We were in compliance with each of these financial covenants as of June 30, 2014.
Contractual Obligations
Our 2014 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2014. Our December 2009 acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of June 30, 2014, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $3.3 million, which will be paid at various intervals, if earned, over evaluation periods which extend through December 31, 2014, with the final payment to occur in February 2016. As of June 30, 2014, $17.5 million has been earned and paid to the former owners of this business.

Our November 2012 acquisition of 360Fresh included a contingent obligation to make additional cash payments if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2015. As of June 30, 2014, the estimated aggregate fair value of the contingent obligation for 360Fresh was $2.5 million.
Off-Balance Sheet Arrangements
As of June 30, 2014, we had no material off-balance sheet arrangements as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of three months or less. As of June 30, 2014, our marketable securities consisted of $81.4 million in tax-exempt notes and bonds issued by various states and $9.9 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of June 30, 2014 was approximately 8.0 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Because of the nature of our investments, we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K because we believe the effect of interest rate fluctuations would not be material.
Foreign currency risk. Our international operations, which account for approximately 4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recorded foreign currency exchange gains of $0.3 million during the three months ended June 30, 2014, which are included in other income, net in our consolidated statements of operations. In the three months ended June 30, 2013, we recorded foreign currency exchange losses of $0.2 million. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial position as of June 30, 2014.

Item 4.	Controls and Procedures.

Our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report as required by Rule 13a-15(b) or 15d-15(b) under the Exchange Act.
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based upon our evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.
During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
As discussed in this report, our actual results could differ materially from the expected results expressed or implied in our forward-looking statements. There have been no material changes in our risk factors from those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The risks described in our 2014 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, and to $450 million in May 2013. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for our first quarter of fiscal 2015 is as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1 to April 30, 2014	—	$—	—	$87,175,302
May 1 to May 31, 2014	177,600	$49.16	177,600	$78,443,858
June 1 to June 30, 2014	187,062	$49.62	187,062	$69,161,529
Total	364,662	$49.40	364,662
As of June 30, 2014, we had repurchased a total of 16,391,288 shares under our repurchase program since the program’s inception.

Item 6.	Exhibits.
(a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2014 and 2013, (v) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: August 11, 2014	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2014 and 2013, (v) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013, and (v) Notes to Unaudited Consolidated Financial Statements.