Form 10-Q
period 2014-09-30
ADVISORY BOARD CO
filed 2014-11-10
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
As of November 1, 2014, the registrant had outstanding 36,012,492 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,886	$23,129
Marketable securities, current	2,402	2,452
Membership fees receivable, net	476,908	447,897
Prepaid expenses and other current assets	26,553	27,212
Deferred income taxes, current	6,944	5,511
Total current assets	539,693	506,201
Property and equipment, net	116,252	102,457
Intangible assets, net	32,909	33,755
Deferred incentive compensation and other charges	77,802	86,147
Marketable securities, net of current portion	85,018	161,944
Goodwill	153,028	129,424
Investments in and advances to unconsolidated entities	12,509	15,857
Other non-current assets	5,370	5,550
Total assets	$1,022,581	$1,041,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$460,312	$459,827
Accounts payable and accrued liabilities	70,122	77,815
Accrued incentive compensation	16,624	28,471
Total current liabilities	547,058	566,113
Deferred revenue, net of current portion	137,889	127,532
Deferred income taxes, net of current portion	7,515	1,556
Other long-term liabilities	8,633	8,975
Total liabilities	701,095	704,176
Redeemable noncontrolling interest	6,763	100
The Advisory Board Company’s stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 35,996,976 and 36,321,825 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	360	363
Additional paid-in capital	432,178	429,932
Accumulated deficit	(117,498)	(91,468)
Accumulated other comprehensive loss	(317)	(1,541)
Total stockholders’ equity controlling interest	314,723	337,286
Equity attributable to noncontrolling interest	—	(227)
Total stockholders’ equity	314,723	337,059
Total liabilities and stockholders’ equity	$1,022,581	$1,041,335

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenue	$144,220	$128,341	$286,040	$251,557
Costs and expenses:
Cost of services, excluding depreciation and amortization	74,078	69,857	148,296	135,807
Member relations and marketing	26,792	22,198	53,368	44,386
General and administrative	24,573	18,010	47,285	35,996
Depreciation and amortization	9,679	6,886	18,757	13,240
Operating income	9,098	11,390	18,334	22,128
Other (expense) income, net	(851)	1,091	(141)	1,614
Income before provision for income taxes and equity in loss of unconsolidated entities	8,247	12,481	18,193	23,742
Provision for income taxes	(710)	(4,805)	(4,643)	(9,140)
Equity in (loss) income of unconsolidated entities	(1,197)	1,326	(3,347)	(1,907)
Net income before allocation to noncontrolling interest	6,340	9,002	10,203	12,695
Net loss and accretion to redemption value of noncontrolling interest	150	—	(6,890)	—
Net income attributable to common stockholders	$6,490	$9,002	$3,313	$12,695
Earnings per share
Net income attributable to common stockholders per share—basic	$0.18	$0.25	$0.09	$0.36
Net income attributable to common stockholders per share—diluted	$0.18	$0.24	$0.09	$0.35
Weighted average number of shares outstanding:
Basic	36,191	35,883	36,301	35,686
Diluted	36,703	36,897	36,871	36,758
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$6,490	$9,002	$3,313	$12,695
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $272 and ($71) for the three months ended September 30, 2014 and 2013, respectively, and $833 and ($2,115) for the six months ended September 30, 2014 and 2013, respectively	414	(117)	1,224	(3,451)
Comprehensive income	$6,904	$8,885	$4,537	$9,244
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income before allocation to noncontrolling interest	$10,203	$12,695
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	18,757	13,240
Deferred income taxes	2,639	(737)
Excess tax benefits from stock-based awards	(2,118)	(12,839)
Stock-based compensation expense	11,716	9,066
Amortization of marketable securities premiums	1,018	1,358
Loss on investment in common stock warrants	180	—
Equity in loss of unconsolidated entities	3,347	1,907
Changes in operating assets and liabilities:
Membership fees receivable	(27,496)	(16,825)
Prepaid expenses and other current assets	2,777	8,340
Deferred incentive compensation and other charges	8,345	(5,958)
Deferred revenue	10,090	25,459
Accounts payable and accrued liabilities	(4,620)	6,281
Acquisition-related earn-out payments	(3,073)	(1,812)
Accrued incentive compensation	(11,847)	(4,922)
Other long-term liabilities	(342)	316
Net cash provided by operating activities	19,576	35,569
Cash flows from investing activities:
Purchases of property and equipment	(26,634)	(23,585)
Capitalized external use software development costs	(2,522)	(2,309)
Investment in and loans to unconsolidated entities	—	(15,641)
Cash paid for acquisition, net of cash acquired	(25,830)	(11,482)
Redemptions of marketable securities	77,988	43,189
Purchases of marketable securities	—	(19,824)
Net cash provided by (used in) investing activities	23,002	(29,652)
Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	2,382	13,497
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(7,611)	(5,796)
Proceeds from issuance of common stock under employee stock purchase plan	304	256
Excess tax benefits from stock-based awards	2,118	12,839
Contributions from noncontrolling interest	—	—
Purchases of treasury stock	(36,014)	(11,159)
Net cash (used in) provided by financing activities	(38,821)	9,637
Net increase in cash and cash equivalents	3,757	15,554
Cash and cash equivalents, beginning of period	23,129	57,829
Cash and cash equivalents, end of period	$26,886	$73,383
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provides insight-driven performance improvement solutions to hospitals, health systems, pharmaceutical and biotechnology companies, health care insurers, medical device companies, and colleges, universities, and other health care-focused organizations and educational institutions. Members of each renewable membership program are typically charged a fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education seminars, customized research briefs, cloud-based access to the program’s content database, and performance technology software.
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
The unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and a consolidated variable interest entity. The Company uses the equity method to account for equity investments in instances in which it owns common stock or securities deemed to be in-substance common stock and has the ability to exercise significant influence, but not control, over the investee and for all investments in partnerships or limited liability companies where the investee maintains separate capital accounts for each investor. Investments in which the Company holds securities that are not in-substance common stock, or holds common stock or in-substance common stock but has little or no influence over the investee, are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
In November 2014, the Company elected to change its fiscal year-end from March 31 to December 31. The change in fiscal year will become effective for the Company's present fiscal year. As a result, the present fiscal year, which began on April 1, 2014, will end on December 31, 2014 rather than on March 31, 2015. The Company intends to file a Transition Report on Form 10-KT for the nine-month transition period beginning April 1, 2014 and ending December 31, 2014 (“Transition Period”). This Quarterly Report on Form 10-Q for the three and six months ended September 30, 2014 is for the second three-month period within the Transition Period. The Company's next full fiscal year will be for the fiscal year beginning January 1, 2015 and ending December 31, 2015.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of March 31, 2014 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and six months ended September 30, 2014 may not be indicative of the results that may be expected for the Company’s transitional period ending December 31, 2014, or any other period.
Note 2. Recent accounting pronouncements
Recently adopted
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. It requires an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. This ASU is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. Early application is permitted. The Company does not expect this ASU to have an impact on the Company’s consolidated financial statements or related disclosures.
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

Recently issued
In May 2014, the FASB issued accounting guidance related to revenue recognition. The new standard supersedes most of the existing revenue recognition guidance under GAAP, and requires revenue to be recognized when goods or services are transferred to a customer in an amount that reflects the consideration a company expects to receive. The new standard may require more judgment and estimates while recognizing revenue, which could result in additional disclosures to the financial statements. The standard is effective for the Company in the year ending December 31, 2017. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.
Note 3. Acquisitions
HealthPost, Inc.
On May 5, 2014, the Company completed the acquisition for cash of all of the issued and outstanding capital stock of HealthPost, Inc. (“HealthPost”), a technology firm with a cloud-based ambulatory scheduling solution that will supplement the Company's existing suite of Crimson programs. The total purchase price, net of cash acquired, was $25.8 million.
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of May 5, 2014. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $1.5 million was allocated to accounts receivable and $1.9 million was allocated to assumed liabilities, which consists of $0.8 million of acquired current deferred revenue and $1.1 million of deferred tax liabilities. Of the total estimated purchase price, $2.6 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $1.2 million, customer relationship related intangibles of $1.0 million, employee related intangibles of $0.2 million, and existing customer contracts of $0.2 million. The acquired intangible assets have estimated lives ranging from one year to seven years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 4.2 years. Approximately $23.6 million of the total purchase price was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling HealthPost’s offerings across the Company’s large membership base. This amount includes a $0.3 million adjustment in the quarter ended September 30, 2014 related to small changes in the acquired deferred revenue balance and customer related intangibles. Goodwill is not deductible for tax purposes.
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
The total purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values as of October 7, 2013. The Company’s fair value of identifiable tangible and intangible assets was determined by using estimates and assumptions in combination with a valuation using an income approach from a market participant perspective. Of the total estimated purchase price, $13.8 million was allocated to accounts receivable, $0.2 million to fixed assets, and $13.5 million was allocated to assumed liabilities, which consists of $7.7 million of acquired long-term deferred revenue, $4.2 million of acquired current deferred revenue, $0.9 million of accounts payable, and $0.7 million of deferred tax liabilities. Of the total estimated purchase price, $9.3 million was allocated to intangible assets, which consist of the value assigned to acquired technology related intangibles of $5.4 million, customer relationship related intangibles of $2.8 million, and existing customer contracts of $1.1 million. The acquired intangible assets have estimated lives ranging from three years to twelve years based on the cash flow estimates used to create the valuation models of each identifiable asset with a weighted average amortization period of 8.2 years. Approximately $24.8 million of the total purchase price was allocated to goodwill, which represents synergistic benefits expected to be generated from scaling Care Team Connect’s offerings across the Company’s large membership base. Goodwill is not deductible for tax purposes.
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
Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members. The warrants are exercisable for up to 6,015,000 shares of the entity if and as certain performance criteria are met. The warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the accompanying consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other (expense) income, net on the accompanying consolidated statements of income. See Note 9, “Other non-current assets,” for additional information. The fair value of the warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of the underlying value of the common shares of the entity that issued the warrants and the estimate of the level of performance criteria that will be achieved. The entity that issued the warrants is privately held and the estimate of performance criteria to be met is specific to the Company. These inputs are unobservable and are considered key estimates made by the Company.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the six months ended September 30, 2014 or 2013.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of September 30,	Fair value measurement as of September 30, 2014 using fair value hierarchy
	2014	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$26,886	$26,886	$—	$—
Available-for-sale marketable securities	87,420	—	87,420	—
Common stock warrants (1)	370	—	—	370
Financial liabilities
Contingent earn-out liabilities (2)	5,175	—	—	5,175
	Fair value as of March 31,	Fair value measurement as of March 31, 2014 using fair value hierarchy
	2014	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$23,129	$23,129	$—	$—
Available-for-sale marketable securities	164,396	—	164,396	—
Common stock warrants (1)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (2)	8,750	—	—	8,750

(1)
The fair value of the common stock warrants as of September 30, 2014 and March 31, 2014 was calculated to be $0.20 and $0.31 per share, respectively, using a Black-Scholes-Merton model. The significant assumptions as of September 30, 2014 were as follows: risk-free interest rate of 1.8%; expected term of 4.72 years; expected volatility of 70.42%; dividend yield of 0.0%; weighted average share price of $0.49 per share; and expected warrants to become exercisable of approximately 1,776,500 shares. The significant assumptions as of March 31, 2014 were as follows: risk-free interest rate of 1.7%; expected term of 5.22 years; expected volatility of 67.55%; dividend yield of 0.0%; weighted average share price of $0.49 per share; and expected warrants to become exercisable of approximately 1,776,500 shares.

(2)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Common stock warrants
The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. There was no change in the fair value of the common stock warrants during the three months ended September 30, 2014. The change in the fair value of the common stock warrants during the six months ended September 30, 2014 was driven primarily primarily by the net impact of changes in the underlying assumptions. There was no change in the fair value of the common stock warrants during the three and six months ended September 30, 2013. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the three and six months ended September 30, 2014 and 2013, (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$370	$550	$550	$550
Fair value change in common stock warrants (1)	—	—	(180)	—
Ending balance	$370	$550	$370	$550

(1)	Amounts were recognized in other (expense) income, net on the accompanying consolidated statements of income.
Contingent earn-out liabilities
The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) on December 31, 2009. The additional contingent payments, which have no maximum, become due and payable to the former owners of the Southwind business if certain milestones are met over the evaluation periods beginning at the acquisition date and extending through December 31, 2014. The fair value of the Southwind earn-out liability is impacted by changes in estimates regarding expected operating results and an applied discount rate, which was 15% as of September 30, 2014. As of September 30, 2014, $17.8 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of September 30, 2014, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation to be earned over the remaining evaluation period, which extends through December 31, 2014, was $2.9 million. If earned, the remaining estimated fair value will be paid at various intervals with the final payment to occur in February 2016.
The Company entered into an earn-out agreement in connection with its acquisition of PivotHealth, LLC (“PivotHealth”) on August 1, 2011. The additional contingent cash payments, which have no guaranteed minimum or maximum, will become due and payable to the former owner of the PivotHealth business if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through August 31, 2014. Final payment of the earn-out, if any, will occur in November 2014. The estimated aggregate fair value of the contingent obligation for PivotHealth as of September 30, 2014 was $0.
The Company entered into an earn-out agreement in connection with its acquisition of 360Fresh, Inc. (“360Fresh”) on November 15, 2012. The contingent cash payments, which will not exceed $8.0 million and have no guaranteed minimum, will become due and payable to the former stockholders of 360Fresh if certain revenue targets are achieved over evaluation periods beginning at the acquisition date through December 31, 2015. Final payment of the earn-out, if any, will occur in February 2016. The Company’s fair value estimate of the 360Fresh earn-out liability was $2.5 million as of the date of acquisition. The estimated aggregate fair value of the contingent obligation for 360Fresh as of September 30, 2014 was $2.2 million. The fair value of the 360Fresh earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 19.0% as of September 30, 2014.

Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and six months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$5,850	$14,500	$8,750	$15,200
Fair value change in Southwind contingent earn-out liability (1)	(100)	—	(100)	400
Fair value change in PivotHealth contingent earn-out liability (1)	—	(1,000)	—	(1,000)
Fair value change in 360Fresh contingent earn-out liability (1)	(300)	100	(400)	400
Southwind earn-out payments	(275)	(400)	(3,075)	(1,800)
Ending balance	$5,175	$13,200	$5,175	$13,200

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of income.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the six months ended September 30, 2014 and 2013, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 5. Marketable securities
The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of September 30, 2014
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$9,943	$10,500	$—	$557
Tax exempt obligations of states	77,477	77,464	723	710
	$87,420	$87,964	$723	$1,267

	As of March 31, 2014
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$29,291	$30,344	$—	$1,053
Tax exempt obligations of states	135,105	136,653	1,060	2,608
	$164,396	$166,997	$1,060	$3,661

The following table summarizes marketable securities maturities (in thousands):

	As of September 30, 2014
	Fair market value	Amortized cost
Matures in less than 1 year	$2,402	$2,392
Matures after 1 year through 5 years	11,332	11,113
Matures after 5 years through 10 years	50,458	50,554
Matures after 10 years through 20 years	23,228	23,905
	$87,420	$87,964
The following table shows the gross unrealized losses and fair value of the Company’s investments as of September 30, 2014 with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government-sponsored enterprises	$—	$—	$9,943	$557	$9,943	$557
Tax exempt obligations of states	—	—	44,621	710	44,621	710
	$—	$—	$54,564	$1,267	$54,564	$1,267

There were no gross realized gains or losses on sales of available-for-sale investments during the three months ended September 30, 2014. There were $0.7 million in gross realized gains on sales of available-for-sale investments and $0.4 million in gross realized losses on sales of available-for-sale investments during the six months ended September 30, 2014. There were $0.3 million in gross realized gains on sales of available-for-sale investments and $0.3 million in gross realized losses on sales of available-for-sale investments during both the three and six months ended September 30, 2013. The weighted average maturity on all marketable securities held by the Company as of September 30, 2014 was approximately 8.0 years. Pre-tax net unrealized losses on the Company’s investments of $0.5 million indicated above were caused by the increase in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio. The Company purchased certain of its investments at a premium or discount to their relative face values. There are 17 tax exempt obligations of states and four tax exempt obligations of U.S. government-sponsored enterprises with unrealized losses. At September 30, 2014, the Company did not intend to sell these investments, and it was not more likely than not that it will be required to sell the investments, before recovery of the amortized cost bases, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2014. The Company has reflected the net unrealized gains and losses, net of tax, in accumulated other comprehensive income on the accompanying consolidated balance sheets. However, the Company may choose to sell these investments at some future point prior to maturity to fund acquisitions or for other purposes. In the event investments with unrealized losses are sold prior to maturity, such losses would become realized and recorded in other (expense) income, net in the consolidated statements of income. The Company uses the specific identification method to determine the cost of marketable securities that are sold.
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

The acquired developed technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware. Amortization for acquired developed software is included in depreciation and amortization on the Company’s consolidated statements of income. Developed software obtained through acquisitions is amortized over its useful life based on the cash flow estimates used to determine the value of the assets at acquisition. As of September 30, 2014, the weighted average useful life of existing acquired developed software was approximately six years. The amount of acquired developed software amortization included in depreciation and amortization for the three and six months ended September 30, 2014 was approximately $0.7 million and $1.3 million, respectively. The amount of acquired developed software amortization included in depreciation and amortization for the three and six months ended September 30, 2013 was approximately $0.4 million and $0.6 million, respectively.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment for the periods presented. The amount of depreciation expense recognized on plant, property, and equipment during the three and six months ended September 30, 2014 was $3.5 million and $6.8 million, respectively. The amount of depreciation expense recognized on plant, property, and equipment during the three and six months ended September 30, 2013 was $2.7 million and $5.1 million, respectively.
Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of September 30, 2014 and March 31, 2014, the carrying value of internally developed capitalized software was $55.9 million and $46.0 million, respectively. Amortization expense for internally developed capitalized software for the three and six months ended September 30, 2014, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $3.1 million and $5.9 million, respectively. Amortization expense for internally developed capitalized software for the three and six months ended September 30, 2013, was approximately $2.0 million and $3.8 million, respectively.
Property and equipment consists of the following (in thousands):

	As of
	September 30, 2014	March 31, 2014
Leasehold improvements	$44,692	$39,425
Furniture, fixtures, and equipment	47,611	43,112
Software	118,893	100,808
Property and equipment, gross	211,196	183,345
Accumulated depreciation and amortization	(94,944)	(80,888)
Property and equipment, net	$116,252	$102,457
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the six months ended September 30, 2014 or 2013.
Note 7. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended September 30, 2014 or 2013. There was no impairment of goodwill recorded in the six months ended September 30, 2014 or 2013.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six months to twelve years. As of September 30, 2014, the weighted average remaining useful life of acquired intangibles was approximately 5.4 years. As of September 30, 2014, the weighted average remaining useful life of internally developed intangibles was approximately 4.0 years.
The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of September 30, 2014			As of March 31, 2014
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$14,014	$(3,390)	$10,624	$11,508	$(2,266)	$9,242
Acquired intangibles:
Developed software	6.1	19,250	(9,450)	9,800	19,250	(7,875)	11,375
Customer relationships	8.1	16,910	(7,957)	8,953	15,910	(6,800)	9,110
Trademarks	6.2	4,200	(2,898)	1,302	4,200	(2,680)	1,520
Non-compete agreements	4.3	1,600	(1,115)	485	1,400	(900)	500
Customer contracts	4.7	6,449	(4,704)	1,745	6,299	(4,291)	2,008
Total intangibles		$62,423	$(29,514)	$32,909	$58,567	$(24,812)	$33,755

Amortization expense for intangible assets for the three and six months ended September 30, 2014, recorded in depreciation and amortization on the accompanying consolidated statements of income, was approximately $2.4 million and $4.7 million, respectively. Amortization expense for intangible assets for the three and six months ended September 30, 2013 was approximately $1.9 million and $3.7 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of income for the remaining three months of the Transition Period ending December 31, 2014 and for each of the following five years ending December 31, 2015 through 2018: $2.4 million, $7.7 million, $6.5 million, $6.0 million, and $5.1 million, respectively, and $5.2 million thereafter.
Note 8. Investments in and advances to unconsolidated entities
In August 2011, the Company entered into an agreement with UPMC to establish Evolent Health, Inc. (“Evolent”) for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% in Series A convertible preferred stock of Evolent and the right to appoint one person to Evolent’s board of directors. Prior to the reorganization in September 2013 discussed below, the Company exercised significant influence over Evolent, but did not control Evolent and was not the primary beneficiary of Evolent’s activities. At the time of formation, the Series A convertible preferred shares of Evolent were deemed to be in-substance common stock. As a result, the Company’s investment in Evolent was accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of income. In addition, a member of the Company’s Board of Directors serves as the chief executive officer of Evolent.
In September 2013, Evolent completed a reorganization in connection with a new round of equity financing (the “Series B Issuance”). Evolent’s reorganization included the creation of Evolent Health Holdings, Inc. ("Holdings") and the conversion of Evolent into Evolent Health LLC ("Evolent LLC"), a limited liability company that is treated as a partnership for tax purposes. As a result of the reorganization and assuming all shares are converted to common, Holdings owned approximately 57% of the equity interests in Evolent LLC. Holdings has no other operations other than its investment in Evolent LLC. The Company, together with certain other investors, also holds direct equity interests in Evolent LLC, which is the operating company that conducts the Evolent business. The Company participated in the Series B Issuance by providing $9.6 million in cash and converting $10.1 million in principal and accrued interest of a convertible term note in exchange for 1,302,172 Series B convertible preferred shares in Evolent LLC and the right to appoint an additional person to the boards of directors of both Evolent LLC and Holdings. Immediately following the Series B Issuance and reorganization and assuming all shares are converted to common, the Company owned 23.6% of Holdings through its Series A convertible preferred stock investment and 11.5% of Evolent LLC through its Series B convertible preferred stock investment. As of September 30, 2014, and assuming all shares are converted to common, the Company owned 23.3% of Holdings through its Series A convertible preferred stock investment and 11.4% of Evolent LLC through its Series B convertible preferred stock investment.

On the date of the Series B Issuance, the Company re-evaluated the accounting for its investment in Holdings’ Series A convertible preferred stock. The Company determined that its Series A convertible preferred stock investment in Holdings should be accounted for under the cost method instead of the equity method since the investment no longer qualified as in-substance common stock. The carrying balance of the Company’s Series A convertible preferred stock investment in Holdings was $0 as of September 30, 2014. Evolent LLC maintains separate capital accounts for each of its members; therefore, the Company accounts for its Series B convertible preferred stock investment in Evolent LLC under the equity method. As a result of the earnings and loss allocation methodology provided for in the Evolent LLC Operating Agreement and Evolent's cumulative net loss position, the Company currently is allocated approximately 20% of the Evolent LLC losses. During the three and six months ended September 30, 2014, the Company’s share of the losses of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC was $1.2 million and $3.3 million, respectively, which includes $0.2 million and $0.4 million, respectively related to amortization of basis differences related to identified intangible assets.

The carrying balance of the Company’s investment in Series B convertible preferred shares of Evolent LLC was $12.5 million as of September 30, 2014. Because of Evolent LLC's treatment as a partnership for tax purposes, the losses of Evolent LLC pass through to the Company and the other members. The Company's proportionate share of the losses of Evolent LLC is recorded net of the estimated tax benefit that the Company believes will be realized from the losses in equity in loss of unconsolidated entities on the consolidated statements of income. Currently, the Company does not believe it is more likely than not that such tax benefits will be realized, and as a result, has provided a full valuation allowance against the deferred tax asset resulting from these benefits.
As of September 30, 2013, the Company owned 23.6% of Holdings through its Series A convertible preferred stock investment and 11.5% of Evolent LLC through its Series B convertible preferred investment. The Company’s share of the income recognized by Evolent during the three months ended September 30, 2013 totaled $1.3 million and the share of the losses recognized by Evolent during the six months ended September 30, 2013 totaled $1.9 million which exceeded the Company's investment balance. As a result, a portion of the Company's share of the losses was recognized at a rate consistent with the Company's interest in Evolent's outstanding debt as of June 30, 2013, or 44%. The income (loss) for the three and six months ended September 30, 2013 includes a $4.0 million gain on the conversion of a note receivable into equity securities.
Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Holdings and its majority-owned subsidiary, Evolent LLC, to continue to incur losses in the future.
The following is a summary of the financial position of Evolent LLC, as of the dates presented (unaudited, in thousands):

	As of
	September 30, 2014	March 31, 2014
Assets:
Current assets	$71,086	$78,692
Non-current assets	26,978	20,151
Total assets	$98,064	$98,843
Liabilities and Members’ Equity:
Current liabilities	$50,668	$35,333
Non-current liabilities	3,639	3,173
Total liabilities	54,307	38,506
Redeemable equity	24,153	33,306
Members’ equity	19,604	27,031
Total liabilities and members’ equity	$98,064	$98,843

Redeemable equity and Members' equity reported in previous periods have been reclassified to conform to current period presentation.

The following is a summary of the operating results of Evolent LLC (or its predecessor) for the periods presented (unaudited, in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenue	$29,896	$12,688	$54,085	$20,214
Operating expenses	(35,363)	(18,001)	(68,956)	(34,030)
Depreciation and amortization	(698)	(456)	(1,339)	(852)
Interest, net	54	(401)	112	(660)
Taxes	(6)	(6)	(13)	(16)
Net loss	$(6,117)	$(6,176)	$(16,111)	$(15,344)

Note 9. Other non-current assets
In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. The warrants are recorded at their estimated fair value, which was $370,000 as of September 30, 2014 and $550,000 as of March 31, 2014, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the estimated fair value of the warrants is recorded in other (expense) income, net on the accompanying consolidated statements of income. For additional information regarding the fair value of these warrants, see Note 4, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment of $5.0 million as of September 30, 2014 is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of September 30, 2014, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended September 30, 2014 or 2013.
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
As of September 30, 2014, the conditions to exercise the Put Option or the Call Option had not been satisfied. The equity interest in this entity is classified as a redeemable noncontrolling interest, which is presented outside of permanent equity, as the redemption is not solely within the Company’s control. As of June 30, 2014, management determined that it was probable that the Put Option would become exercisable prior to its expiration. As a result, the redeemable noncontrolling interest was increased to the estimated redemption amount as of June 30, 2014 of $7.1 million from its carrying value of $(0.1) million. The accretion of the redemption value was recorded as an adjustment to additional paid-in capital on the accompanying consolidated balance sheet as the Company had an accumulated deficit and recorded as a reduction to net income attributable to common stockholders. As of September 30, 2014, management continues to believe that it is probable that the Put Option will become exercisable prior to its expiration. The total adjustment during the six months ended September 30, 2014 was $6.9 million.

Prior to June 30, 2014, management had determined that exercisability was not probable. Any change in the redemption value based on the formula set forth in the agreement will be accounted for as accretion in the period in which the change in redemption value occurs. The Company believes any additional change in the redemption value will not be material to the Company's financial statements. The Company recorded a $0.2 million gain and a $6.9 million loss for the three months and six months ended September 30, 2014, respectively, in net income available to common stockholders and accretion to redemption value of noncontrolling interest related to the change in redemption value.
The Company has determined that this entity meets the definition of a variable interest entity over which it has significant influence and, as a result, has consolidated the results of this entity into its consolidated financial statements. The noncontrolling interest represents the entity’s owners’ claims on consolidated investments where the Company owns less than a 100% interest. As of September 30, 2014, the Company had a 0% ownership interest in this entity. The Company records these interests at their initial fair value, adjusting the basis prospectively for the noncontrolling holders’ share of the respective consolidated investments’ results of operations and applicable changes in ownership.
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

As of September 30, 2014, there were no amounts outstanding under the revolving credit facility and $150.0 million was available for borrowing.
The Company is required under the revolving credit facility to satisfy three financial ratios on a quarterly basis. The Company was in compliance with these financial covenants as of September 30, 2014.
Note 12. Stockholders’ equity
On May 8, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $100 million of the Company’s common stock under its share repurchase program, bringing the total authorized repurchase amount under the program to $450 million since its inception. The Company repurchased 366,897 and 731,559 shares of its common stock at a total cost of approximately $18.0 million and $36.0 million in the three and six months ended September 30, 2014, respectively, pursuant to its share repurchase program. The Company repurchased 87,041 and 205,921 shares of its common stock at a total cost of approximately $5.0 million and $11.2 million in the three and six months ended September 30, 2013, respectively, pursuant to the program. The total amount of common stock purchased from inception under the program as of September 30, 2014 was 16,758,185 shares at a total cost of $398.8 million. All repurchases to date have been made in the open market, and all repurchased shares have been retired as of September 30, 2014. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of September 30, 2014, the remaining authorized repurchase amount was $51.2 million.
During the six months ended September 30, 2014, the Company retired 731,559 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $7,300, treasury stock of $36.0 million, and retained earnings of $35.9 million. A total of 16,758,185 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.
Note 13. Stock-based compensation
On June 23, 2014, the Compensation Committee of the Board of Directors approved a grant of 947,117 nonqualified stock options and 101,474 restricted stock units (“RSUs”) to certain executive officers of the Company. The awards are subject to both performance-based and market-based conditions and portions will vest, with all awards vesting if the highest levels are achieved, based upon the achievement of specified levels of both sustained contract value and sustained stock price during the performance period, which could extend to March 31, 2019. The vesting of the RSUs is also subject to a one-year service condition, which requires the recipient to remain employed with the Company for at least the year following the date on which the applicable performance and market conditions were achieved. The Company has concluded that it is probable that all awards will vest at the highest level of achievements over a five year period. The estimated requisite service period, which includes the current estimate of the time to achieve the performance and market conditions at the highest level is five years for the stock options and six years for the RSUs, inclusive of the one-year service condition. The options and RSUs are included in the subsequent tables.
The following table summarizes the changes in common stock options granted under the Company’s stock incentive plans during the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
	2014		2013
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding, beginning of period	1,830,323	$32.82	2,692,353	$21.06
Granted	1,144,973	52.28	429,693	48.13
Exercised	(145,930)	16.33	(830,633)	16.26
Forfeited	—	—	(41,802)	27.36
Cancellations	—	—	—	—
Outstanding, end of period	2,829,366	$41.55	2,249,611	$27.89
Exercisable, end of period	940,286	$25.64

The weighted average fair value of options granted with performance and market conditions, valued using a lattice model, during the six months ended September 30, 2014 is estimated at $13.82 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.7%; an expected life of approximately 5 years; volatility of 30%; and dividend yield of 0.0% over the expected life of the option.

The weighted average fair value of all other options granted during the six months ended September 30, 2014 is estimated at $17.72 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.7%; an expected life of approximately 5.47 years; volatility of 30.65%; and dividend yield of 0.0% over the expected life of the option.

The following table summarizes the changes in RSUs granted under the Company’s stock incentive plans during the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
	2014		2013
	Number of RSUs	Weighted average grant date fair value	Number of RSUs	Weighted average grant date fair value
Non-vested, beginning of period	1,110,462	$42.05	943,206	$29.50
Granted	335,177	42.89	394,328	48.76
Forfeited	(4,076)	48.83	(22,316)	36.08
Vested	(387,377)	32.27	(339,710)	26.50
Non-vested, end of period	1,054,186	$45.88	975,508	$38.18
The weighted average fair value of RSUs granted with performance and market conditions, valued using a lattice model, during the six months ended September 30, 2014 is estimated at $15.75 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.7%; an expected life of approximately 5 years; volatility of 30%; and dividend yield of 0.0% over the expected life of the RSUs. No RSUs with performance and market conditions vested during the six months ended September 30, 2014.

The Company recognized stock-based compensation expense in the following consolidated statements of income line items for stock options and RSUs, for the three and six months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,916	$1,284	$4,005	$2,689
Member relations and marketing	1,141	925	2,222	1,901
General and administrative	3,118	2,198	5,489	4,476
Depreciation and amortization	—	—	—	—
Total costs and expenses	6,175	4,407	11,716	9,066
Operating income	(6,175)	(4,407)	(11,716)	(9,066)
Net income	$(5,643)	$(2,710)	$(8,994)	$(5,576)
Impact on diluted earnings per share	$(0.15)	$(0.08)	$(0.24)	$(0.15)
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of September 30, 2014, $62.0 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 3.2 years.

Note 14. Income taxes
The effective tax rates were 8.6% and 38.5% for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rates were 25.5% and 38.5% for the six months ended September 30, 2014 and 2013, respectively. The effective tax rates for the three and six months ended September 30, 2014 were impacted by a discrete tax benefit of $2.5 million related to federal research and development credits from 2012 and 2013.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-

not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of income for the six months ended September 30, 2014 or 2013. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2010.
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
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	36,191	35,883	36,301	35,686
Effect of dilutive outstanding stock-based awards	512	1,014	570	1,072
Diluted weighted average common shares outstanding	36,703	36,897	36,871	36,758
In the three months ended September 30, 2014 and 2013, 0.8 million and 1.0 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the six months ended September 30, 2014 and 2013, 0.8 million and 1.1 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

As of September 30, 2014, the Company had 1.0 million nonqualified stock options and 0.2 million RSUs that contained either performance or market conditions, or both and therefore are treated as contingently issuable awards.  These awards are excluded from the diluted EPS until the reporting period in which necessary conditions are achieved.  To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted EPS shall be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period.  As of September 30, 2014, none of these contingently issuable awards have been included within the diluted EPS calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context indicates otherwise, references in this report to the “Company,” the “registrant,” “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.
Our Transition Period ends on December 31, 2014. For additional information about the change in our fiscal year, see Note 1 to the unaudited consolidated financial statements included in this report.
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
Our four key areas of focus for the transition period are to continue to deliver world-class programs that drive significant returns and value for our members; to continue to focus on growth through selected investments to capture the unique opportunities presented by current health care and education market conditions, through developing and launching new programs and acquiring products, services, and technologies that improve performance for our members; to further evolve our go-to-market model by aligning our internal sales and account management functions to allow us to serve members more effectively and to develop deeper and more powerful commercial relationships across our portfolio; and to attract, cultivate, engage, and retain world-class talent across our organization. Success in all of these areas requires very strong execution across our business, and we have a heavy focus on setting up each team to manage against and attain high goals in each area of our operations.
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by strong renewal rates, ongoing addition of new memberships in our existing programs, continued new program launches, acquisition activity, and continued annual price increases. We believe high renewal rates reflect our members’ recognition of the value they derive from participating in our programs. Our revenue grew 13.7% in the six months ended September 30, 2014 over the prior year period. Our contract value increased 14.3% to $561.6 million as of September 30, 2014 from $491.3 million as of September 30, 2013. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
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

•
Member relations and marketing expense includes the costs of acquiring new members and the costs of account management, and consists of compensation (including sales incentives), travel and entertainment expenses, and costs for training personnel, sales and marketing materials, and associated support services.

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

Acquisitions that we have completed since April 1, 2013 affect the comparability of our results of operations for the three and six months ended September 30, 2014 and our results of operations for the same periods in our prior fiscal year, although the effect is not material.
Critical Accounting Policies

Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, or “GAAP,” require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. In our 2014 Form 10-K, we have discussed the material accounting policies that we believe are critical and require the use of complex judgment in their application. During the six months ended September 30, 2014, we updated the following critical accounting policies.
Stock-based compensation. We measure and recognize stock-based compensation cost based on the estimated fair values of the stock-based awards on the grant date. Stock-based compensation costs are recognized as an expense in the consolidated statements of income over the vesting periods of the awards. We calculate the grant date estimated fair value of all stock options, with the exception of the stock options issued with market-based conditions, using a Black-Scholes valuation model. The fair value of stock options issued with both performance-based and market-based conditions is calculated on the date of grant using a Monte Carlo model.
Determining the estimated fair value of stock-based awards is subjective in nature and involves the use of significant estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our shares, forfeiture rates of the awards, and the impact of market conditions. The probability of achieving performance conditions and the estimated time to achieve such performance conditions are significant estimates in determining when and in what amount to recognize stock-based awards with performance conditions. Such estimates are made based on the historical achievement of similar conditions and the Company's estimated operating plan. As these factors change, the estimates of probability and estimated time to achieve performance conditions are updated. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Our fair value estimates are based on assumptions we believe are reasonable but that are inherently uncertain. The fair value of all restricted stock units, with the exception of the restricted stock units issued with market-based conditions, is determined as the fair market value of the underlying shares on the date of grant. The fair value of restricted stock units issued with both performance-based and market-based conditions is calculated on the date of grant using a Monte Carlo model. To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation, or refine different assumptions in future periods such as the probability or timing of achieving performance conditions and forfeiture rates that differ from our current estimates, among other potential factors, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from the expense and the tax benefits we have recorded in previous reporting periods.
Redeemable noncontrolling interest. Noncontrolling interests with redemption features, such as put options, that are not solely within the Company's control are considered a redeemable noncontrolling interest. A redeemable noncontrolling interest is considered to be temporary equity and is therefore reported in the mezzanine section between liabilities and equity on the Company's consolidated balance sheets at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income or loss or its redemption value.
The redemption value is calculated, based on contractual agreements, in the period when it is determined to be probable that the noncontrolling interest will be redeemed. The difference between the carrying amount and the redemption value will be recorded as a reduction to additional paid-in capital on the balance sheet and in net income attributable to common stockholders on the consolidated statements of income. Subsequent changes in the redemption value could occur based on achievement of criteria specified in the applicable agreements, in which event such changes in the redemption value will be recorded in the period they occur.
Other than the critical accounting policies discussed above, there have been no additional material changes to our critical accounting policies since our fiscal year ended March 31, 2014.
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
Results of Operations
The following table shows consolidated statements of income data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	51.4%	54.4%	51.8%	54.0%
Member relations and marketing	18.6%	17.3%	18.7%	17.6%
General and administrative	17.0%	14.0%	16.5%	14.3%
Depreciation and amortization	6.7%	5.4%	6.6%	5.3%
Total costs and expenses	93.7%	91.1%	93.6%	91.2%
Operating income	6.3%	8.9%	6.4%	8.8%
Other (expense) income, net	(0.6)%	0.8%	—%	0.6%
Income before provision for income taxes and equity in loss of unconsolidated entities	5.7%	9.7%	6.4%	9.4%
Provision for income taxes	(0.5)%	(3.7)%	(1.6)%	(3.6)%
Equity in loss of unconsolidated entities	(0.8)%	1.0%	(1.2)%	(0.8)%
Net income before allocation to noncontrolling interest	4.4%	7.0%	3.6%	5.0%
Net loss and accretion to redemption value of noncontrolling interest	0.1%	—%	(2.4)%	—%
Net (loss) income attributable to common stockholders	4.5%	7.0%	1.2%	5.0%
Three and six months ended September 30, 2014 compared to the three and six months ended September 30, 2013
Net income attributable to common stockholders. Net income attributable to common stockholders was $6.5 million in the three months ended September 30, 2014 compared to net income attributable to common stockholders of $9.0 million in the three months ended September 30, 2013. Factors contributing to the decrease in net income included an increase of $6.6 million in general and administrative expense related to increased human resources and recruitment expenses, increased investments to support organizational scale and integration of recent acquisitions, as well as a vacation liability adjustment resulting from the change in fiscal year end, an increase of $4.6 million in marketing and member relations costs attributable to the addition of new sales teams, an increase in cost of services of $4.2 million incurred for new and growing programs, an increase of $2.8 million in depreciation and amortization due to increased capital expenditures and an increase in amortization of newly acquired intangibles, a decrease in Other (expense) income, net of $1.9 million due to the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies, and a $4.0 million gain recognized on the conversion into equity securities of all outstanding principal and accrued interest under our note receivable from Evolent during the three months ended September 30, 2013. The effect of these factors was partially offset by a 12.4% increase in revenue from the prior year period.
Net income attributable to common stockholders was $3.3 million in the six months ended September 30, 2014 compared to $12.7 million in the six months ended September 30, 2013. The decrease in net income was primarily attributable to a non-cash accretion of $6.9 million associated with the change in the redemption value of our redeemable noncontrolling interest. Other factors contributing to the decrease in net income included an increase in cost of services of $12.5 million incurred for new and growing programs, an increase of $11.3 million in general and administrative expense related to increased human resources and recruitment expenses, increased investments to support organizational scale and integration of recent acquisitions, as well as a vacation liability adjustment resulting from the change in fiscal year end, an increase of $9.0 million in marketing and member relations costs attributable to the addition of new sales teams, an increase of $5.5 million in depreciation and amortization due to increased capital expenditures and an increase in amortization of newly acquired intangibles, a decrease in Other (expense) income, net of $1.8 million due to the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies, and a gain of $4.0 million recognized on the conversion into equity securities of all outstanding principal and accrued interest under our note receivable from Evolent during the six months ended September 30, 2013. The effect of these factors was partially offset by a 13.7% increase in revenue from the prior year period.
Adjusted net income, and adjusted EBITDA. Adjusted net income increased to $15.9 million for the three months ended September 30, 2014 from $11.4 million for the three months ended September 30, 2013, while adjusted EBITDA increased

13.9% to $25.4 million for the three months ended September 30, 2014 from $22.3 million for the three months ended September 30, 2013. Adjusted net income increased to $26.9 million for the six months ended September 30, 2014 from $22.7 million for the six months ended September 30, 2013, while adjusted EBITDA increased 10.4% to $49.4 million for the six months ended September 30, 2014 from $44.8 million for the six months ended September 30, 2013. The increase in adjusted EBITDA was attributable to our increased revenue and was partially offset by increased investment in our general and administrative infrastructure to support our growing employee base, higher marketing and member relations costs attributable to an increase in the number of new sales teams, and the costs of new and growing programs.
Revenue. Total revenue increased 12.4% to $144.2 million in the three months ended September 30, 2014 from $128.3 million in the three months ended September 30, 2013. Total revenue increased 13.7% to $286.0 million in the six months ended September 30, 2014 from $251.6 million in the six months ended September 30, 2013, while contract value increased 14.3% to $561.6 million as of September 30, 2014 from $491.3 million as of September 30, 2013. The increases in revenue and contract value were primarily attributable to our cross-selling of existing programs to existing members, the introduction and expansion of new programs, and, to a lesser degree, price increases. We offered 63 membership programs as of September 30, 2014 compared to 59 membership programs as of September 30, 2013.
Cost of services. Cost of services increased to $74.1 million for the three months ended September 30, 2014 from $69.9 million for the three months ended September 30, 2013. Cost of services increased to $148.3 million for the six months ended September 30, 2014 from $135.8 million for the six months ended September 30, 2013. The increase in cost of services for the three and six months ended September 30, 2014 was primarily due to growth and expansion of our Crimson programs, as well as our recent acquisitions of Care Team Connect, Inc., or "Care Team Connect," Medical Referral Source, Inc., or "MRS," and HealthPost, Inc., "HealthPost," Cost of services in the current period also reflected increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. As a percentage of revenue, cost of services was 51.4% and 54.4% for the three months ended September 30, 2014 and September 30, 2013, respectively, and 51.8% and 54.0% for the six months ended September 30, 2014 and September 30, 2013, respectively. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities consisting of a $0.4 million decrease and a $1.0 million decrease in the three months ended September 30, 2014 and 2013, respectively, and a $0.5 million decrease and a $0.3 million decrease in the six months ended September 30, 2014 and 2013, respectively.
Member relations and marketing. Member relations and marketing expense increased to $26.8 million in the three months ended September 30, 2014 from $22.2 million in the three months ended September 30, 2013. As a percentage of revenue, member relations and marketing expense in the three months ended September 30, 2014 and 2013 was 18.6% and 17.3%, respectively. Member relations and marketing expense increased to $53.4 million in the six months ended September 30, 2014 from $44.4 million in the six months ended September 30, 2013. As a percentage of revenue, member relations and marketing expense in the six months ended September 30, 2014 and 2013 was 18.7% and 17.6%, respectively. The increase in member relations and marketing expense was primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. During the three months ended September 30, 2014 and 2013, we had an average of 203 and 185 business development teams, respectively.
General and administrative. General and administrative expense increased to $24.6 million in the three months ended September 30, 2014 from $18.0 million in the three months ended September 30, 2013. As a percentage of revenue, general and administrative expense increased to 17.0% in the three months ended September 30, 2014 from 14.0% in the three months ended September 30, 2013. General and administrative expense increased to $47.3 million in the six months ended September 30, 2014 from $36.0 million in the six months ended September 30, 2013. As a percentage of revenue, general and administrative expense increased to 16.5% in the six months ended September 30, 2014 from 14.3% in the six months ended September 30, 2013. The increases in general and administrative expense in the current periods were primarily attributable to increased human resources and recruitment expenses, to increased investments to support organizational scale and integration of recent acquisitions, as well as to a vacation liability adjustment resulting from the change in fiscal year end.

Depreciation and amortization. Depreciation expense increased to $9.7 million, or 6.7% of revenue, in the three months ended September 30, 2014, from $6.9 million, or 5.4% of revenue, in the three months ended September 30, 2013. Depreciation expense increased to $18.8 million, or 6.6% of revenue in the six months ended September 30, 2014, from $13.2 million, or 5.3% of revenue in the six months ended September 30, 2013. The increases in depreciation and amortization in the current periods were primarily attributable to increased amortization expense from developed capitalized internal use software, acquired intangibles relating to the Care Team Connect, MRS, and HealthPost acquisitions, and depreciation of improvements made to our Austin, San Francisco, and Nashville offices and of an expansion floor of our Washington, D.C. headquarters.

Other (expense) income, net. Other (expense) income, net decreased to a $0.9 million loss in the three months ended September 30, 2014, from a $1.1 million gain in the three months ended September 30, 2013. Lower average cash and investment balances due to our recent acquisition and share repurchase activity contributed to a decrease in interest income to $0.4 million in the three months ended September 30, 2014 from $1.1 million in the three months ended September 30, 2013. In addition we recognized a loss of $1.1 million and a gain of $0.1 million as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies in the three months ended September 30, 2014 and 2013, respectively. During each of the three months ended September 30, 2014 and 2013, we incurred $0.2 million of fees under our revolving credit facility.
Other (expense) income, net decreased to a $0.1 million loss in the six months ended September 30, 2014, from a $1.6 million gain in the six months ended September 30, 2013. Lower average cash and investment balances due to our recent acquisition and investment activity contributed to a decrease in interest income to $0.9 million in the six months ended September 30, 2014 from $2.0 million in the six months ended September 30, 2013. We recognized foreign exchange losses of $0.8 million and $0.1 million during the six months ended September 30, 2014 and 2013, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. During the six months ended September 30, 2014, we recognized a $0.2 million loss on our investment in common stock warrants. During each of the six months ended September 30, 2014 and 2013, we incurred $0.3 million of fees under our revolving credit facility.
Provision for income taxes. Our provision for income taxes was $0.7 million and $4.8 million in the three months ended September 30, 2014 and 2013, respectively, and $4.6 million and $9.1 million in the six months ended September 30, 2014 and 2013, respectively. Our effective tax rate in the three months ended September 30, 2014 was 8.6% compared to 38.5% in the three months ended September 30, 2013. Our effective tax rate in the six months ended September 30, 2014 was 25.5% compared to 38.5% in the six months ended September 30, 2013. The decreases in effective tax rates in the current periods was primarily attributable to a discrete tax benefit in the three months ended September 30, 2014 relating to federal research and development tax credits, the Company applied for during the three months ended September 30, 2014 related to previous tax years.
Equity in loss of unconsolidated entities. Our proportionate share of the losses of Evolent Health LLC or, "Evolent LLC," net of tax during the three and six months ended September 30, 2014 was $1.2 million and $3.3 million, respectively. Our proportionate share of the losses of Evolent Health, Inc., or, "Evolent," during the three and six months ended September 30, 2013 was $2.7 million and $5.9 million, respectively, partially offset by a gain of $4.0 million recognized on the conversion into equity securities of all outstanding principal and accrued interest under our note receivable from Evolent during the three months ended September 30, 2013. Evolent was established in August 2011 and continues to operate as an early-stage business. As a result, we expect Evolent Health Holdings, Inc. and Evolent LLC to incur losses in the future.

Net income (loss) and accretion to redemption value of noncontrolling interest. During the three months ended June 30, 2014, we determined that it was probable that the put option related to our noncontrolling interest would become exercisable prior to its expiration. The redemption value is updated each reporting period. As a result, we recorded an accretion gain to the estimated redemption amount of our redeemable noncontrolling interest of $0.2 million in the three months ended September 30, 2014. We recorded an accretion charge to the estimated redemption amount of our redeemable noncontrolling interest of $6.9 million in the six months ended September 30, 2014.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of income line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three and six months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,916	$1,284	$4,005	$2,689
Member relations and marketing	1,141	925	2,222	1,901
General and administrative	3,118	2,198	5,489	4,476
Depreciation and amortization	—	—	—	—
Total costs and expenses	6,175	4,407	11,716	9,066
Operating income	(6,175)	(4,407)	(11,716)	(9,066)
Net income	$(5,643)	$(2,710)	$(8,994)	$(5,576)
Impact on diluted earnings per share	$(0.15)	$(0.08)	$(0.24)	$(0.15)

There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of September 30, 2014, $62.0 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 3.2 years.

Non-GAAP Financial Measures
The tables below present information for the periods indicated about our adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. We define “adjusted EBITDA” for the three and six months ended September 30, 2014 and 2013 as net income attributable to common stockholders before adjustment for the items set forth in the first table below. We define “adjusted net income” for the three and six months ended September 30, 2014 and 2013 as net income attributable to common stockholders excluding the net of tax effect of the items set forth in the second table below. We define “non-GAAP earnings per diluted share” for the three and six months ended September 30, 2014 and 2013 as earnings per diluted share excluding the net of tax effect of the items set forth in the third table below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Presentation” in our 2014 Form 10-K for our reasons for including these financial measures in this report and for a description of material limitations with respect to the usefulness of such measures.
A reconciliation of adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share to the most directly comparable GAAP financial measures is provided below (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$6,490	$9,002	$3,313	$12,695
Equity in loss of unconsolidated entities	1,197	(1,326)	3,347	1,907
Accretion of noncontrolling interest to redemption value	(150)	—	6,890	—
Provision for income taxes	710	4,805	4,643	9,140
Other expense (income), net	851	(1,091)	141	(1,614)
Depreciation and amortization	9,679	6,886	18,757	13,240
Acquisition and similar transaction charges	—	573	268	573
Fair value adjustments to acquisition-related earn-out liabilities	(400)	(950)	(500)	(250)
Vacation accrual adjustment (1)	850	—	850	—
Stock-based compensation expense	6,175	4,407	11,716	9,066
Adjusted EBITDA	$25,402	$22,306	$49,425	$44,757

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$6,490	$9,002	$3,313	$12,695
Equity in loss of unconsolidated entities	1,197	(1,326)	3,347	1,907
Accretion of noncontrolling interest to redemption value	(150)	—	6,890	—
Amortization of acquisition-related intangibles, net of tax	2,261	1,231	3,713	2,367
Acquisition and similar transaction charges, net of tax	—	352	162	352
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	(366)	(584)	(427)	(154)
Loss on investment in common stock warrants, net of tax	—	—	108	—
Vacation accrual adjustment, net of tax (1)	777	—	777	—
Stock-based compensation, net of tax	5,643	2,710	8,994	5,576
Adjusted net income	$15,852	$11,385	$26,877	$22,743

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
GAAP earnings per diluted share	$0.18	$0.24	$0.09	$0.35
Equity in loss of unconsolidated entities	0.03	(0.03)	0.09	0.05
Accretion of noncontrolling interest to redemption value	—	—	0.19	—
Amortization of acquisition-related intangibles, net of tax	0.06	0.03	0.11	0.06
Acquisition and similar transaction charges, net of tax	—	0.01	—	0.01
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	(0.01)	(0.02)	(0.01)	—
Loss on investment in common stock warrants, net of tax	—	—	—	—
Vacation accrual adjustment, net of tax (1)	0.02	—	0.02	—
Stock-based compensation, net of tax	0.15	0.08	0.24	0.15
Non-GAAP earnings per diluted share	$0.43	$0.31	$0.73	$0.62
(1) The company maintains a "use it or lose it" employee vacation policy based on a March 31 fiscal year end. During the quarter, and in anticipation of the fiscal year end change announced herein, the Company recorded an incremental adjustment to vacation accrual at September 30, 2014. We expect that this liability will be utilized by March 31, 2015 as employees either use or lose vacation. Prior amounts were not material.

Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that existing cash, cash equivalents, marketable securities balances, and operating cash flows will be sufficient to support our expected operating and capital expenditures, as well as share repurchases, for at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $114.3 million as of September 30, 2014 and $187.5 million as of March 31, 2014. We expended $36.0 million and $11.2 million in cash to purchase shares of our common stock through our share repurchase program during the six months ended September 30, 2014 and 2013, respectively. In addition, we invested $25.8 million in our acquisition of HealthPost during the six months ended September 30, 2014. We had no long-term indebtedness as of September 30, 2014 or March 31, 2014.
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities were $19.6 million in the six months ended September 30, 2014, compared to net cash flows provided by operating activities of $35.6 million in the six months ended September 30, 2013. The decrease in net cash flows provided by operating activities in the current periods was primarily attributable to larger employee bonuses paid during the six months ended September 30, 2014 compared to the prior period, as well as the timing of certain vendor payments and a slight deceleration in cash collection growth during the current period.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows provided by investing activities were $23.0 million in the six months ended September 30, 2014 and net cash flows used in investing activities were $29.7 million in the six months ended September 30, 2013. Investing activities during the six months ended September 30, 2014 consisted of capital expenditures of $29.2 million, payment of $25.8 million in our acquisition of HealthPost, and net redemptions of marketable securities of $78.0 million. Investing activities during the six months ended September 30, 2013 consisted of capital expenditures of $25.9 million, payment of $11.5 million in our acquisition of MRS, the purchase of $15.6 million in notes receivable and Series B convertible preferred stock from Evolent LLC, and net redemptions of marketable securities of $23.4 million.
Cash flows from financing activities. We had net cash flows used in financing activities of $38.8 million and net cash flows provided by financing activities of $9.6 million in the six months ended September 30, 2014 and 2013, respectively. Cash flows from financing activities during the six months ended September 30, 2014 primarily consisted of $2.4 million of proceeds from the issuance of common stock upon the exercise of stock options and $2.1 million in additional tax benefits related to stock-based compensation arrangements, offset by the repurchase of $36.0 million of shares under our stock repurchase program and the withholding of $7.6 million in shares to satisfy the minimum employee tax withholding for vested restricted stock units. Financing activities during the six months ended September 30, 2013 primarily consisted of $13.5 million of proceeds from the issuance of common stock upon the exercise of stock options and $12.8 million in additional tax benefits related to stock-based compensation arrangements, offset by the repurchase of $11.2 million in shares under our stock repurchase program and the withholding of $5.8 million in shares to satisfy the minimum employee tax withholding for vested restricted stock units.
Revolving credit facility. In July 2012, we obtained a $150.0 million five-year senior secured revolving credit facility under a credit agreement with a syndicate of lenders that can be used to finance working capital needs and for general corporate purposes, including permitted acquisitions. The credit facility may be increased at our request by up to an additional $50.0 million in minimum increments of $10.0 million upon the satisfaction of specified conditions. The credit agreement contains a sublimit for up to $5.0 million principal amount of swing line loans outstanding at any time and a sublimit for the issuance of up to $10.0 million of letters of credit outstanding at any time. As of September 30, 2014, there were no amounts outstanding under the credit facility, and $150.0 million was available for borrowing thereunder.
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
The facility contains customary affirmative and negative covenants. We are also required to maintain a maximum total leverage ratio of less than 3.5 to 1, a maximum senior secured leverage ratio of less than 2.5 to 1, and a minimum interest coverage ratio of greater than 3 to 1 for each of our fiscal quarters for the period of four consecutive fiscal quarters ending with the end of each such fiscal quarter. We were in compliance with each of these financial covenants as of September 30, 2014.
Contractual Obligations
Our 2014 Form 10-K discloses certain commitments and contractual obligations that existed as of March 31, 2014. Our December 2009 acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC included a contingent obligation to make additional cash and/or common stock payments if certain milestones were met. As of September 30, 2014, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation to be earned over the remaining evaluation period, which extends through December 31, 2014, was $2.9 million. If earned, the remaining estimated fair value will be paid at various intervals with the final payment to occur in February 2016. As of September 30, 2014, $17.8 million has been earned and paid to the former owners of this business.
Our November 2012 acquisition of 360Fresh, Inc. included a contingent obligation to make additional cash payments if certain revenue targets are achieved over evaluation periods beginning at the acquisition date and extending through December 31, 2015. As of September 30, 2014, the estimated aggregate fair value of the contingent obligation for 360Fresh was $2.2 million.
Off-Balance Sheet Arrangements
As of September 30, 2014, we had no material off-balance sheet arrangements as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of three months or less. As of September 30, 2014, our marketable securities consisted of $77.5 million in tax-exempt notes and bonds issued by various states and $9.9 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of September 30, 2014 was approximately 8.0 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Because of the nature of our investments, we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K because we believe the effect of interest rate fluctuations would not be material.
Foreign currency risk. Our international operations, which account for approximately 4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recorded foreign currency exchange losses of $1.1 million and $0.8 million during the three and six months ended September 30, 2014, respectively, which are included in other (expense) income, net in our consolidated statements of income. In the three and six months ended September 30, 2013, we recorded foreign currency exchange gains of $0.1 million and losses of $0.1 million, respectively. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial position as of September 30, 2014.

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

Because this quarterly report on Form 10-Q is being filed within four business days of the date of the reportable events described below, the Company has elected to make the following disclosures in this quarterly report instead of in a current report on Form 8-K under “Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year,” as applicable.

On November 5, 2014, the Company's board of directors approved a change in the Company's fiscal year from the twelve months ending on March 31 each year to the twelve months ending on December 31 each year (a calendar year). This change to a calendar year reporting cycle will be effective for the Company’s present fiscal period. As a result, the present fiscal period, which began on April 1, 2014, will end on December 31, 2014 rather than on March 31, 2015. The Company intends to file a Transition Report on Form 10-K covering the nine-month transition period from April 1, 2014 to December 31, 2014.

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
In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, and to $450 million in May 2013. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for the three months ended September 30, 2014 is as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1 to July 31, 2014	—	$—	—	$69,161,529
August 1 to August 31, 2014	160,635	$49.80	160,635	$61,162,679
September 1 to September 30, 2014	206,262	$48.49	206,262	$51,161,566
Total	366,897	$49.06	366,897
As of September 30, 2014, we had repurchased a total of 16,758,185 shares under our repurchase program since the program’s inception.

Item 6.	Exhibits.
(a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 (unaudited) and March 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2014 and 2013, (v) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2014 and 2013, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: November 10, 2014	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 (unaudited) and March 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2014 and 2013, (v) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2014 and 2013, and (v) Notes to Unaudited Consolidated Financial Statements.