Form 10-KT
period 2014-12-31
ADVISORY BOARD CO
filed 2015-03-04
CIK 1157377

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2014 to December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑
Based upon the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on September 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,677,099,112.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on February 20, 2015 was 42,184,511.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Commission no later than 120 days after the end of the fiscal period covered by this report.

1

THE ADVISORY BOARD COMPANY

-i-

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT
In November 2014, we elected to change our fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. As a result, this report on Form 10-K is a transition report and includes financial information for the transition period from April 1, 2014 through December 31, 2014. Subsequent to this report, our reports on Form 10‑K will cover the calendar year, January 1 to December 31, which will be our fiscal year. We refer in this report to the period beginning on April 1, 2014 and ending on December 31, 2014 as the “transition period.” We refer in this report to the period beginning on April 1, 2013 and ending on March 31, 2014 as “fiscal 2014” and the period beginning on April 1, 2012 and ending on March 31, 2013 as “fiscal 2013.”

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
Until our most recent fiscal year, our fiscal year was the 12-month period ending on March 31. Our 2014 fiscal year ended on March 31, 2014 and our 2013 fiscal year ended on March 31, 2013. In November 2014, we elected to change our fiscal year-end from March 31 to December 31. As a result, our most recently-completed fiscal period is a nine-month transition period that began on April 1, 2014 and ended on December 31, 2014.
Unless the context indicates otherwise, references in this report to the “Company,” “The Advisory Board,” “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.
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

Item 1. Business.
Overview
We are a leading provider of insight-driven performance improvement software and solutions to the rapidly changing health care and higher education industries. Through our subscription-based membership programs, we leverage our intellectual capital to help our clients, which we refer to as our members, solve their most critical business problems. As of the date of this report, we served approximately 5,000 members.
We launched our first health care program in 1986 and our first higher education program in 2007. Since becoming a public company in 2001, we have increased the number of discrete programs we offer from 13 to 65 as of December 31, 2014. Our health care programs address a range of clinical and business issues, including physician alignment and engagement, network management and growth strategy, value-based care and population health, revenue cycle, clinical operations, and supply chain. Our higher education programs support colleges and universities in enrollment management, academic programming and student learning, faculty recruitment and retention, student advising and success, alumni affairs and advancement, and college and university operations. All of our programs are rooted in best practices and extend across four key areas:

•
Best practices research and insight. Our best practices research and insight programs provide the foundation for all of our other programs. These programs are focused on understanding industry dynamics, identifying best-demonstrated management practices, critically evaluating widely-followed but ineffective practices, and analyzing emerging trends within the health care and education industries.

•
Performance technology software. Our cloud-based business intelligence and software applications allow members to combine insights derived from our best practices research with their own operational and financial data to identify and assess revenue-maximizing, cost-saving, or performance improvement opportunities.

•	Consulting and management services. Our consulting and management services programs assist our members’ own efforts to adopt and implement best practices to improve their performance.

•
Data- and tech-enabled services. Our data- and tech-enabled services draw on our extensive data resources, distinctive technology platforms, and deep expertise gained over years of experience to apply best practices on behalf of our members and deliver superior results.

Corporate Information
We were incorporated in Maryland in 1979 and reincorporated in Delaware in 2001. The mailing address of our principal executive offices is 2445 M Street, N.W., Washington, D.C., 20037, and our telephone number is (202) 266-5600.
We maintain a corporate Internet website at www.advisory.com. We make available free of charge through our website this transition report on Form 10-K, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on

Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission, or SEC. The contents of our website are not a part of this transition report on Form 10-K.
Recent Developments
Acquisition of Royall
On January 9, 2015, we completed our acquisition of Royall Acquisition Co. by purchasing 100% of Royall Acquisition Co.’s outstanding capital stock from Royall Holdings, LLC. As a result of this transaction, Royall Acquisition Co. and its three wholly-owned subsidiaries became wholly-owned subsidiaries of The Advisory Board. Unless the context indicates otherwise, references in this report to “Royall” mean Royall Acquisition Co. and its three subsidiaries.
The purchase price for the acquisition, before taking into account specified adjustments, was approximately $871 million, consisting of $750 million in cash and 2,428,364 shares of our common stock, valued at approximately $121 million based on our closing stock price of $49.92 on January 9, 2015, as reported on the NASDAQ Global Select Market. We funded the cash portion of the purchase price and the costs and expenses related to the acquisition with cash on hand and the proceeds from new $775 million senior secured credit facilities, consisting of a $725 million senior secured term loan facility and a $50 million undrawn revolving credit facility, we obtained on the acquisition closing date. Upon the closing of these credit facilities, we terminated the $150 million revolving credit facility we obtained in 2012.
Royall is a leading provider of strategic, data-driven student engagement and enrollment management, financial aid optimization, and alumni fundraising solutions to the higher education industry. Royall’s goal is to help traditional, non-profit colleges and universities strengthen their national reputations, broaden student enrollment, improve overall academic profiles, and enhance revenue. Over its 25-year history, Royall has developed an effective approach to setting institution-specific engagement and enrollment strategies, using data-driven insights to develop effective messaging, leveraging its tech-enabled platform across multiple communication channels, and deploying analytics to optimize the student enrollment process.
With our acquisition of Royall, we are a full-service provider to the nation’s colleges and universities of solutions to help our members address their rapidly evolving challenges. Throughout our 35-year history, we have focused on providing differentiated, renewable, and scalable solutions to transforming industries, namely health care and higher education. Our growth strategy includes adding new members, expanding relationships with existing members, and introducing new programs and solutions across both health care and higher education. Central to our higher education growth strategy is developing products and services that support our members across the entire student lifecycle: finding and enrolling the right students; optimally allocating financial aid; providing effective learning; and graduating students on time to employment and positive contributions in their communities. Our acquisition of Royall furthers this strategy by adding new front-end student engagement and enrollment management capabilities to our existing offerings, including our Student Success Collaborative, which utilizes predictive analytics to help institutions positively influence outcomes with at-risk and off-path students. Combining these assets creates a large data resource and analytical engine for promoting both student engagement and student success.
Financing Transactions
On January 27, 2015, we completed a public offering of 5,405,000 shares of our common stock at a price to public of $43.00 per share, less an underwriting discount of $1.935 per share, for a net per share purchase price of $41.065. In the offering, we sold 3,650,000 shares of common stock and Royall Holdings LLC, the former owner of Royall, sold 1,755,000 of the shares of common stock we issued to it as part of the equity component of the purchase price for Royall. We did not receive any proceeds from the sale of our common stock by Royall Holdings, LLC. We applied all $149.9 million of the net offering proceeds received by us, after deducting the underwriting discount, and other cash on hand to repay $149.9 million principal amount of term loans outstanding under the $725 million senior secured term loan facility we obtained on January 9, 2015 to fund the cash portion of the purchase price for Royall, as described above.
On February 6, 2015, we obtained $675 million of new senior secured credit facilities, consisting of a five-year $575 million senior secured term loan facility and a $100 million senior secured revolving credit facility. We applied $575 million of proceeds from borrowings under our new term loan facility to repay all amounts outstanding under our former term loan facility, and we terminated both of our former credit facilities.
Our Markets
Over our 35-year history, we have focused on providing differentiated, scalable, and renewable solutions to the rapidly transforming health care and higher education industries. Within the health care market, we primarily serve U.S. hospitals and health systems, and also sell programs to pharmaceutical, biotechnology, and medical device companies, as well as to health care insurers. The Centers for Medicare and Medicaid Services estimated that spending in the United States for health care services will be $3.2 trillion in 2015 and expects that such spending will grow to over $5.2 trillion by 2023. Within the higher education market, we serve a range of public and private colleges and universities. The U.S. Department of Education estimates post-secondary education to be a $488 billion market involving the participation of more than 21 million students and 7,200 institutions, including both degree-granting and other education organizations.
Both health care and higher education organizations rely on external service providers to help them develop strategies, consolidate and analyze data, improve operations and processes, and train staff in order to remain competitive in a dynamic industry environment. We believe that certain characteristics of the health care and higher education industries make them especially suited for our business model of standardized delivery of information services and software rooted in shared best practices:

•
Undergoing transformation: Both the health care and higher education industries are undergoing tremendous change. Health care providers are facing an aging population, increasing cost and margin pressures, new regulations related to the Affordable Care Act, and movement from fee-for-service to value-based reimbursement. Colleges and universities are confronting a slower growing student population, shrinking state budgets, rising cost concerns, heightened attention on value and outcomes, and a movement towards performance-based funding. According to Inside Higher Ed, 61% of colleges and universities missed their undergraduate enrollment targets in 2014. During these times of significant change, health care and higher education institutions are in greater need of, and are actively seeking, best practices to address their mounting challenges.

•
Common and complex industry-wide issues: Health care and higher education organizations of all types and sizes face many of the same complex strategic, operational, and management issues. Institutions are working to increase revenue, reduce costs, improve productivity and performance, manage innovation, reengineer business processes, and comply with new government regulations. Because the delivery of health care and higher education services is based on complex, interrelated processes, there is widespread interest in and broad applicability of standardized programs that address the major challenges facing the industries.

•
Fragmented target industries: We believe that our target market consists of over 15,000 health care organizations and over 5,000 higher education institutions. Many of these organizations deliver services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry. In addition, best practices for one type of organization may not provide the same positive results for a different type of organization.

•
Willingness to share best practices: We believe that health care and higher education organizations display a relatively high propensity to share best practices. Many health systems and universities are non-profit organizations or compete in a limited geographic market and do not consider organizations outside their market to be their competitors. In addition, the health care and higher education industries have a charter above commerce in serving their communities and their end customers and have a long tradition of disseminating information as part of ongoing research and education activities.

•
Need for data and analytics: Health care data reside in numerous source systems both within and dispersed across a variety of organizations, including hospitals, physician practices, and government and commercial payers. Higher education data similarly are derived from a broad range of sources, which encompass students, parents, employers, high schools, colleges and universities, and other non-traditional education institutions. To achieve higher-quality outcomes and control costs, organizations within these markets exhibit a strong and continuing need for data and the systematic analysis of data, or analytics, to help them understand their current performance and identify opportunities for improvement.

•
Value orientation: A membership model that provides access to best practices and performance technology software on a shared-cost basis appeals to many value-focused health care and higher education organizations that may be reluctant to make discretionary investments in an exclusive, higher-priced, customized engagement or bespoke software solution to address their critical issues.

Our Strengths
We are a mission-driven organization with core values, a service ethic, and a results-oriented approach dedicated to helping health care and higher education institutions solve their most pressing problems. Our competitive strengths include the following:

•
Market leader in rapidly changing markets. We are a market leader in both the health care and higher education markets, serving a majority of U.S. hospitals and health systems and a large number of U.S.

colleges and universities. The ongoing transformation of these industries is presenting new challenges and creating demand for new programs and services. Our expertise in health care and higher education allows us to attract into our membership base progressive and highly-regarded institutions where many industry issues are first recognized and where many best practices originate. We believe our reputation and success to date have positioned us as a premier source and partner for identifying, evaluating, communicating, and providing solutions that respond to evolving market needs. Our acquisition of Royall significantly enhances our market leadership in higher education and allows us to better serve our members through a variety of new offerings across the student lifecycle.

•
A superior value proposition to members. We believe our programs offer access to best practices and software at a fraction of the cost that other business services firms charge to provide a comparable customized analysis or solution. Members use our programs to improve the effectiveness of their organizations by increasing productivity, reducing operating costs, and enhancing revenue. We believe that our program prices generally represent a small percentage of the potential benefit members can achieve through successful application of even a portion of the best practices and software that they receive. In addition, our fixed-fee pricing promotes frequent use of our programs by our members, which we believe increases both the value members receive and their loyalty to our programs.

•
Extensive membership base and longstanding member relationships. Our membership includes some of the largest and most prestigious health care and higher education institutions in the United States, including 16 of the 17 2014-2015 U.S. News and World Report honor roll hospitals and 91% of the U.S. News and World Report’s top 100 universities for 2015. As of December 31, 2014, our programs reached more than 10,000 chief executive and chief operating officers and 126,000 other senior executives, clinical leaders, department heads, and product-line managers. Royall’s customer base is similarly distinguished and loyal, with Royall having served its 20 largest clients for an average of 13 years. Our membership-based model, in which members participate in our research on an annual basis, gives us privileged access to our members’ business practices, proprietary data, and strategic plans, enabling us not only to identify and share emerging best practices but also to develop first-in-class and best-in-class new programs and services to meet our members’ changing needs.

•
Broad, insight-driven offerings. We provide a distinctively broad and deep set of best practices research programs, performance technology software programs, consulting and management services, and tech-enabled services, allowing us to assist our members in a variety of ways depending on their specific needs and problem areas. Our health care programs address a wide range of issues, including physician performance, network management, value-based care, revenue cycle, and clinical operations. Our higher education programs focus on such topics as enrollment management, academic programming, faculty productivity, student success, and advancement. Our performance technology software programs and tech-enabled services differ from those of our competitors in that they are rooted in best practices, aggregate and standardize data from disparate source systems, and are part of a complementary platform of offerings.

•
Highly renewable, visible, and scalable business model. We derive most of our revenue from multi-year, renewable memberships across our discrete annual programs. Our member institution renewal rate has equaled or exceeded 90% for each of the last four fiscal years through March 31, 2014, which we believe reflects our members’ recognition of the value they derive from participating in our programs. Royall has a comparable recurring revenue business and has achieved net revenue renewal rates in its core undergraduate enrollment management business at or above 90% over each of its last five fiscal years. In addition, we can identify approximately 85% of our annual revenues at the beginning of the calendar year by considering our deferred revenues and renewals based on recent experience. Our economic model, which features a standardized set of services and a highly-fixed program cost structure, enables us to add new members to our programs for a low incremental delivery cost, thereby increasing revenue, disproportionately increasing operating profit, and funding investment in new programs for our members.

•
Consistent financial performance and strong cash flows. Since becoming a public company in 2001, we have increased our number of members, contract value per member, total contract value, and revenue nearly every year, including during economic downturns. Over the last five fiscal years through March 31, 2014, our number of members has grown by an average of 10% annually from 2,761 to 4,534, while our contract value per member has expanded by an average of 8% annually, from approximately $80,000 to approximately $120,000. Our revenue has increased by an average of 19% each year over the same period. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in our cash flows from operations exceeding our net income and often approximating our adjusted EBITDA.

Growth Strategy
We believe we are well positioned to capitalize on the favorable characteristics in our target markets and deploy our competitive strengths to continue growing our business. As part of our growth strategy, we plan to:

•
Add new health care and higher education members. We operate in robust markets. We believe there are over 15,000 potential members in the health care market and over 5,000 potential members in the higher education market. Although we currently have an established membership base in these markets, which has been significantly enhanced by our recent acquisition of Royall, we actively seek to continue adding new customers. We believe that our business model and existing membership base represent significant assets that we can use to attract additional non-provider health care members and international health care and higher education members. We currently serve approximately 400 non-U.S. health care organizations through programs that rely on research and analysis primarily derived from our work with U.S. health care organizations. In addition, we are seeking to expand our work with pharmaceutical, biotechnology, medical device, and health insurance companies, as well as with other organizations with an interest in U.S. hospital and health system operations, performance, and data.

•
Expand relationships with and create additional value for existing members. We have developed broad and deep relationships with approximately 5,000 members and over 230,000 executives across our health care and higher education programs. As members recognize benefits from one program, they may seek out or become strong candidates for other programs and services. In addition, our steady interaction with members through sales force visits, program development and delivery, and account management provides us with insight into which of our programs would be most suitable for them. Since 2009, we have increased contract value per member by 50%, from approximately $80,000 to approximately $120,000 as of March 31, 2014, by selling additional programs to existing members, but $120,000 remains a small portion of many institutions’ expenditures on professional services. Our acquisition of Royall, which generated average net revenue per client of approximately $403,000 in its most recent fiscal year from its core undergraduate enrollment management business, enables us to offer important new student engagement and enrollment management programs to Advisory Board members.

•
Continue innovating through member-driven product development. As our markets rapidly evolve, we seek to expand our portfolio of programs and services through development of new programs and successful execution and integration of acquisitions and strategic partnerships. Each year, we pursue a rigorous research process involving extensive member feedback, in which we build a large pipeline of potential new program concepts before concentrating our efforts on specific program launches of greatest interest to our members. Our research and development process benefits from the involvement of industry thought-leaders from progressive and well-known organizations that act as advisors, as well as from information we gather from hundreds of member interviews. Before officially rolling out a new program, we typically convert a high percentage of our advisors to paying members, which gives us a recognizable group of early partners to champion our programs and services to others. Over the last several years, we have added four to five new programs annually, which we offer to existing members and use to attract new members. We currently plan to continue introducing a comparable number of programs on an annual basis through a mixture of internal development activities and acquisitions.

•
Use differentiated data and expertise to provide comprehensive solutions to members. As the health care and higher education industries continue their transformation, our members increasingly are looking to consolidate and replace their individual vendors and products with strategic partners, integrated technology platforms, and comprehensive solutions. We believe many of our members will consider us particularly well suited to respond to this demand based on our differentiated data acquisition and standardization capabilities, compiled robust data sets across thousands of physicians, patients, and students, and reputation for deep industry expertise and a strategic approach to solving issues.

•
Leverage recent acquisitions as platforms for growth. We have a track record of leveraging acquisitions to promote future growth. For example, since acquiring Crimson in 2008, we have increased Crimson-related revenue from $2 million to over $140 million. We expect our recent acquisition of Royall to present significant expansion prospects, as we serve our members comprehensively across the student lifecycle. We also believe that combining our data and expertise in promoting student success with Royall’s experience in fostering student engagement and advancement will create substantial new product development opportunities.

Our Offerings
As of December 31, 2014, we offered 65 distinct membership programs, rooted in best practices and extending across the four key areas of best practices research and insight, performance technology software, consulting and management services, and data- and tech-enabled services.

Program Attributes
Our programs are targeted at serving member executives and using our insights and deep programmatic resources to produce tangible and significant results for our members. Our insight-driven programs include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry services, business intelligence and software applications, consulting and management services, and tech-enabled services. We typically charge a separate annual membership fee for each program that is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. Most programs are renewable, multi-year contracts. The specific membership services vary by program and change over time as services are periodically added or removed. Institutions may access our services within a program only if they are members of that program. The types of services we provide include those described below.
Best Practices Research and Insights Programs
We focus the senior management teams of our member organizations on important problems by providing an analysis of best practices used by some of the most successful organizations to solve those problems, and by providing tools and services to accelerate the adoption of best practices within our member institutions. Each of our best practices research programs is targeted at a specific member executive and addresses for each year the executive’s specific strategic challenges, operational issues, and management concerns. Each program includes access to studies, executive education, proprietary databases and online services, and executive briefings, among other services, as we continue to enhance the programs with innovative features. For each best practices research program, we typically publish two to four best practices research studies or modules annually. We design each study and module to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to assimilate quickly the 100 to 250 pages of research content. Consistent application of our research methodology and extensive staff member training across all programs enable us to maintain a high level of research quality in the programs.
In addition to our research studies, we deliver an executive education curriculum based on our proprietary research to member institutions nationwide through four channels: general membership meetings; presentations conducted on-site at member organizations; on-call access to experts; and frequent teleconferences. In all four settings, we use interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In the nine-month period ended December 31, 2014, we delivered executive education services to approximately 2,900 member organizations, reaching more than 112,000 executive and managerial participants through more than 330 member meetings, over 2,300 on-site seminars, and over 140 webconferences. These interactions serve as an important building block for our relationships with members, allowing us the opportunity to gather input about our research agendas and services, generate leads for cross-selling additional programs to existing members, and identify ideas for potential new programs.
Across our research programs, we also offer a variety of databases, cloud-based content, and online tools and calculators to increase the utility of our research, facilitate analysis of an organization’s current performance, and assist the adoption of best practices at member institutions. Each research program has a dedicated section on our password-protected member website, accessible only to members of the program, that includes such items as best practices, executive modules, online data, audit toolkits, and market forecasting instruments. Through the website, members of each program may search and access program-specific content, which includes the ability to access an electronic library of past and current research studies, review executive education modules, view meeting schedules, and communicate with our staff and other members.

Performance Technology Software Programs
Each of our performance technology software programs is anchored by cloud-based software applications that are regularly updated with member-specific data and provide all member institutions with access to specific performance improvement metrics. The software applications pull data from disparate legacy information systems through standardized data extracts and, with analytics and proprietary metrics informed by our best practices research and insights, transform hard-to-access legacy data into performance reports and benchmarks offering actionable insight for managers and executives. Members in these programs receive best practices from our research and benchmarking against peer organizations, and engage in regular interaction with our employees who are tasked with helping our members analyze their institution-specific data and suggesting tactics for improving performance.

The software programs are renewable and address perennial problems in areas in which we have developed significant knowledge through our research programs. In health care, these include revenue cycle efficiency, assistance with physician management, supply and other cost optimization, throughput in the emergency department and surgical suites, utilization management, workforce management and optimization, and improvement in quality of outcomes. Our primary software program for higher education helps institutions improve student advising and increase student success by identifying and positively influencing choices by at-risk and off-path students.
Our software programs are cloud-based, allowing members to derive value with minimal upfront investment costs. Cloud-based software allows continual access via the Internet and can quickly be updated, delivering new program content and functionality to all members with minimal disruption. Our software is built to be flexible and easy to use, offering members ad hoc querying, performance alerts, drill-down analysis, and comparative benchmarking. Our performance technology membership model allows our members to benchmark themselves against each other and learn how other members captured value from our software applications.
Through the combination of our research and access to the software, members gain insight into areas of opportunity for operational or financial improvement, receive best practices toolkits to capture the improvement, and directly use our resources to inform front-line decisions on an hourly, daily, and weekly basis. Our programs allow members to transform their data into information they can use to enhance performance, enabling them to quantify areas of opportunity and identify value captured through use of our programs.
Consulting and Management Services
Through our consulting and management services, we provide on-the-ground support for major turnaround and performance improvement initiatives, as well as best practice, day-in-day-out professional management of key areas of the hospital or medical group. We assist in three primary ways: expert counsel, including business planning and strategy development; dedicated support, including interim senior management to oversee a specific change management process for a defined period; and long-term management, involving a seasoned group of senior executives on-site for an extended period to provide hands-on, practical advice and execution against financial and operational goals.
Our consulting engagements deliver meaningful insights and results on issues such as value-based care and population health, clinical quality and care redesign, operational capacity and workforce efficiency, and revenue cycle optimization. Our clients benefit from outcomes-focused consultants experienced in change management, access to best practice performance criteria, industry standard and proprietary benchmarks, implementation-oriented recommendations, and an objective third-party perspective.
Data- and Tech-Enabled Services
For some critical and complex business functions, we offer members data- and tech-enabled services as a means to deliver results when our best practices cannot be as effectively implemented directly by our members and their staff. The outsourced services are end-to-end and iterative by nature: we work closely with the member to understand the challenge and clarify the member’s objectives in addressing the challenge; we apply strategic data analytics to segment the problem and identify specific opportunities and strategies; we use various technology platforms and solutions to implement those strategies; and we measure the effectiveness of the adopted strategies. A key focus is continuously improving and optimizing the outcomes.
Our data- and tech-enabled services draw on our considerable data resources, distinctive technology platforms, and deep expertise gained over years of experience, all of which are difficult or costly to transfer to members. Our data sets often include over one billion records or interactions and are constantly updated and enhanced. Our technology platforms are proprietary and multi-faceted, allowing us to work with a range of members on a particular type of issue. Our know-how expands each year with new learnings from our best practices research as well as new experiences solving similar problems on behalf of hundreds of organizations.
The focus of our data- and tech-enabled services is hospital and health system supply chain optimization and, with the acquisition of Royall, student engagement and enrollment management. These services are often delivered under one-year, renewable contracts, and, given the importance of the functions provided and the strength of the results delivered, tend to evolve into extended relationships. For example, Royall has served its 20 largest clients for an average of 13 years.
Our Membership
As of the date of this report, our membership consisted of approximately 5,000 members, composed primarily of hospitals and health systems and colleges and universities, as well as selected other health care and higher education institutions. Each of our programs targets the issues of a specific executive constituency or business function. Our programs serve a range of constituencies, including both the most senior executives and the broader management team. As of the date of this report, our programs reached over 10,000 chief executive and chief operating officers and more than 126,000 other senior executives, clinical leaders, department heads, and product-line managers. No one member accounted for more than 1.5% of our revenue in the nine-month period ended December 31, 2014 or either of our fiscal years ended March 31, 2013 or 2014. We generated approximately 4%, 3%, and 4% of our revenue from members outside the United States in the nine-month period ended December 31, 2014 and for fiscal 2014 and fiscal 2014, respectively.
We seek to involve the country’s most progressive health care and education organizations in our membership. The participation of these members provides us with a window into the latest challenges confronting the industries we serve and the most innovative best practices that we can share broadly throughout our membership. As of December 31, 2014, we served 16 of the 17 honor roll hospitals listed in the 2014-2015 U.S. News and World Report ranking, all of the largest 100 health care delivery systems, 30 of the world’s largest pharmaceutical and medical device companies, and 91 of the U.S. News and World Report top 100 universities for 2015.
The following table sets forth information with respect to membership programs and contract value as of the dates shown and for the periods indicated:

	December 31,	March 31,
	2014	2014	2013	2012	2011
Membership programs offered	65	62	57	53	49
Contract value (in thousands of dollars) (1)	$601,842	$541,903	$466,329	$398,313	$304,299
—————————————

(1)	Shows the aggregate annualized revenue attributable to all agreements in effect on the last day of the fiscal period, without regard to the initial term or remaining duration of any such agreement.
Pricing and Contracts
We typically charge a separate fixed annual membership fee for each program that covers all the services in the program. Annual fees vary by program based on the target executive constituency and the specific combination of services we provide to participating members. Annual fees for best practices research programs generally are payable in advance. Annual fees for programs that offer consulting and management services or software are higher than annual fees for research and insights programs. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. On average, we increase membership fees 2% to 3% per year. Membership fees also may be lower for the initial members of new programs. In some of our programs, we charge our members for certain direct billable expenses, such as travel expenses. Most of our memberships are multi-year agreements.
Sales and Marketing
As of December 31, 2014, our sales force consisted of 206 new business development teams that are responsible for selling new memberships. Each new business development team generally consists of two employees, one of whom travels to meet in person with prospective members, and a second who provides support from the office. Our new business development teams sell programs to new members as well as cross-sell additional programs to existing members of other programs.
We maintain separate member services teams that are responsible for servicing and renewing existing memberships. The separation of responsibility for new membership sales and membership renewals reflects the varying difficulty and cost of the functions, as well as the different skills required for each. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and typically travel at least 60% of the time, conducting face-to-face meetings with senior executives at current and prospective member institutions. Member services representatives assume more of an in-house relationship management role and perform most of their responsibilities over the telephone.
Intellectual Property
We offer our members a range of products to which we claim intellectual property rights, including research content, online services, databases, electronic tools, cloud-based applications, performance metrics, and software products. We own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, and other intellectual property rights that, in the aggregate, are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and license other companies to use certain technology and other intellectual property that we control. We consider our trademarks, service marks, databases, software, and other intellectual property to be proprietary, and rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights. We have been granted federal registration for some of our trademarks and service marks.
Competition
We are not aware of any other organization that offers services to health care or education organizations for fixed annual fees across as broad a range of best practices and performance technology software as those offered by our company. We compete in some discrete programs and for discretionary expenditures against health care-focused, education-focused, and multi-industry firms. These include consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; and specialized providers of educational and training services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, also may offer research, consulting, tools, and education services to health care and education organizations.
We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, applicability and efficacy of recommendations, strength and depth of relationships with member senior executives, reliability and effectiveness of software applications, distinctiveness of dashboards and user interfaces, depth and quality of the customer network, ability to meet the changing needs of current and prospective members, measurable returns on customer investment, and service and affordability. We believe we compete favorably with respect to each of these factors.
In February 2014, we extended the collaboration agreement with The Corporate Executive Board Company to enhance our services to members and explore new product development opportunities. To advance these efforts, which require our two companies to share proprietary information related to best practices products and services, the agreement includes a limited non-competition provision.
Legal Proceedings
From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.
Employees
As of December 31, 2014, we employed approximately 3,100 professionals, approximately 2,000 of whom are based in our headquarters in Washington, D.C. None of our employees are represented by a collective bargaining arrangement.
We added approximately 340 employees as a result of our acquisition of Royall on January 9, 2015.
Government Regulation
The health care and higher education industries are highly regulated and subject to changing political, legislative, regulatory, and other influences. Existing and new federal and state laws and regulations affecting the health care and higher education industries could create unexpected liabilities for us, could cause us or our members to incur additional costs and could restrict our or our members’ operations. Many of the laws are complex and their application to us, our members, or the specific services and relationships we have with our members are not always clear. Our failure to anticipate accurately the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and otherwise negatively affect our business. See the “Risk Factors” section of this report for more information about the impact of government regulation on our company.

Executive Officers
The following table sets forth as of December 31, 2014 the names, ages, and positions of the persons who serve as our executive officers.

Executive Officers	Age	Position
Robert W. Musslewhite	45	Chief Executive Officer and Chairman
David L. Felsenthal	44	President and Director
Michael T. Kirshbaum	38	Chief Financial Officer and Treasurer
Evan R. Farber	42	General Counsel and Corporate Secretary
Cormac F. Miller	41	Executive Vice President
Richard A. Schwartz	49	President, Performance Technologies and Consulting
Mary D. Van Hoose	50	Chief Talent Officer
Our executive officers are appointed by, and serve at the pleasure of, our board of directors.
Robert W. Musslewhite has served as our Chief Executive Officer since September 2008. Mr. Musslewhite joined us in 2003, initially serving in executive roles in strategic planning and new product development. In 2007, Mr. Musslewhite was named Executive Vice President and general manager in charge of software-based programs, and he became CEO the following year. Before joining us, Mr. Musslewhite was an Associate Principal in the Washington, D.C., Amsterdam, and Dallas offices of McKinsey & Company, an international consulting firm, where he served a range of clients across the consumer products industry and other industries and was a co-leader of McKinsey’s Pricing Center. Mr. Musslewhite received an A.B. degree in Economics from Princeton University and a J.D. from Harvard Law School.
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

Item 1A. Risk Factors.
We describe below what we believe are currently the material risks and uncertainties we face, but they are not the only risks and uncertainties we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that could adversely affect our business, financial condition, results of operations, and prospects.
Factors that adversely affect the financial condition of the health care industry could have a negative impact on us.
We historically have derived most of our revenue from members in the health care industry. As a result, our business, financial condition, and results of operations could be adversely affected by conditions affecting the health care industry generally and hospitals and health systems in particular. Our ability to grow will depend upon the economic environment of the health care industry as well as our ability to increase the number of programs and services that we sell to our members. There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of health care organizations, such as reimbursement policies for health care expenses, consolidation in the health care industry, and regulation, litigation, and general economic conditions. Because of current macro-economic conditions, many health care delivery organizations continue to experience deteriorating cash flow, access to credit, and budgets. It is unclear what long-term effects general economic conditions will have on the health care industry and in turn on us.
The health care industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new federal and state laws and regulations affecting the health care industry could create unexpected liabilities for us, could cause us or our members to incur additional costs, and could restrict our or our members’ operations. Many health care laws are complex and their application to us, our members, or the specific services and relationships we have with our members is not always clear. In addition, federal and state legislatures periodically have considered programs to reform or amend the U.S. health care system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.
Because of the significant implementation issues arising under these laws, it is unclear what long-term effects they will have on the health care industry and in turn on our business, financial condition, and results of operations. Among other effects, we could be required to make unplanned modifications of our products and services or could suffer delays or cancellations of orders or reductions in demand for our products and services as a result of changes in regulations affecting the health care industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, changes to the Health Insurance Portability and Accountability Act of 1995, and the regulations that have been issued under it, which we refer to collectively as HIPAA, and other federal or state privacy laws, laws relating to the tax-exempt status of many of our members, or restrictions on permissible discounts and other financial arrangements. Our failure to anticipate accurately the application of these laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity, and negatively affect our business.
Federal and state regulations governing our members in the education industry may negatively affect our members’ businesses, marketing practices, and budgets, any or all of which could have a material adverse effect on our ability to generate revenue.
As a result of our recent acquisition of Royall, we will derive an increasing amount of revenue from post-secondary educational institutions. Such educational institutions are subject to extensive federal and state regulation, including the Higher Education Act, Department of Education regulations, and individual state higher education regulations. The regulations govern many aspects of the operations of our higher education members, including marketing and recruiting activities, as well as their eligibility to participate in Title IV federal student financial aid programs, which is the principal source of funding for many of our members. There have been significant changes to these regulations in the recent past, and a high level of regulatory activity and heightened legislative scrutiny is expected to continue. Changes in, new interpretations of, or noncompliance with applicable laws, regulations, standards, or policies applicable to our members could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these members and thereby negatively affect our financial results.
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
Any failure by us to adequately identify, understand, or address competitive pressures could have a material adverse effect on our business. We compete in discrete programs and for discretionary dollars against health care-focused, higher education-focused, and multi-industry firms. These include consulting and strategy firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, also may offer research, consulting, tools, and education services to health care and education organizations that are competitive with our programs.
We compete on the basis of several factors, including breadth, depth, and quality of product and service offerings, ability to deliver clinical, financial, and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition, and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater name recognition, have larger member bases, and have substantially greater financial, technical, and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from ours. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products, and services, and make more attractive offers to our members.

We also compete on the basis of price. We may be subject to pricing pressures as a result of, among other factors, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action affecting reimbursement, government action affecting access to student loans, and financial stress experienced by our members. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected.
We cannot be certain that we will be able to retain our current members or expand our member base in this competitive environment. If we do not retain current members or expand our member base, our business, financial condition, and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape also could adversely affect our ability to compete effectively and could harm our business, financial condition, and results of operations.
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
A key element of our strategy is to market our products and services directly to health care providers, such as health systems and acute care hospitals, and education institutions, such as colleges and research universities, to increase the number of our products and services utilized by existing members. If we are unable to sell additional products and services to existing hospital, health system, and education members, or enter into and maintain favorable relationships with other health care providers or education organizations, our ability to increase our revenue could be materially adversely affected. We do not control many of the factors that will influence the decisions of these organizations regarding the purchase of our products and services. The evaluation process sometimes can be lengthy and involve significant technical evaluation and commitment of personnel by these organizations. The use of our products and services also may be delayed due to reluctance to change or modify existing procedures.
Unsuccessful delivery of our consulting and management services may harm our future financial success.
Several of our programs provide strategic and operational support to our member institutions to help them achieve key clinical quality and financial performance goals, as well as to accelerate the implementation of best practices profiled in our research studies. If the member delivery process is not executed successfully or if execution is delayed, our relationships with some of our members and our results of operations may be negatively affected. We also are subject to loss of revenue arising from the fact that these consulting and management memberships are not individually renewable. To maintain our annual revenue and contract value from these programs, we will have to enroll new members each year as other members complete their program terms. We may not be successful in selling these programs in the future as a result of a lack of continued market acceptance of the programs or other factors.
Federal and state privacy and security laws may increase the costs of operation and expose us to civil and criminal sanctions.
We must comply with extensive federal and state requirements regarding the use, disclosure, retention, and security of patient health care information. Failure by us to comply with any of the applicable federal and state laws regarding patient privacy, identity theft prevention and detection, breach notification, and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties or contractual liability under our agreements with our members. In addition, any such failure may harm our reputation and adversely affect our ability to retain existing members and attract new members.
The Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act (or the HITECH Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009), and the implementing regulations that have been issued under these statutes contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are set forth in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule and requires covered entities to provide individuals with certain rights with respect to their protected health information. The Privacy Rule imposes a complex system of requirements on covered entities for complying with these basic standards. Under the HIPAA Security Rule, covered entities must establish administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.
The HIPAA Privacy and Security Rules historically have applied directly to covered entities, such as our members who are health care providers that engage in HIPAA-defined standard electronic transactions or health plans. Because some of our members disclose protected health information to us so that we may use that information to provide certain services to them, we are a “business associate” of those members. To provide members with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our members. Such agreements must, among other matters, provide adequate written assurances:

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
In February 2009, the U.S. Congress enacted the HITECH Act. On January 25, 2013, the United States Department of Health and Human Services, Office for Civil Rights, published a final rule modifying the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules, referred to as the Final HIPAA Omnibus Rule, that implemented many of the provisions of the HITECH Act. Under the Final HIPAA Omnibus Rule, the privacy and security requirements of HIPAA have been modified and expanded. The Final HIPAA Omnibus Rule applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. We must now directly comply with certain aspects of the Privacy and Security Rules, and are also subject to enforcement for a violation of HIPAA. The Final HIPAA Omnibus Rule also imposes mandatory federal requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. The Final HIPAA Omnibus Rule became effective on March 26, 2013, and covered entities and business associates were required to comply with it by September 23, 2013.

Any failure or perception of failure of our products or services to meet HIPAA and related regulatory requirements could expose us to risks of investigation, notification, litigation, penalty, or enforcement, could adversely affect demand for our products and services, and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our members and HIPAA.
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
Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission, and other disclosures of health information that would limit, forbid, or regulate the use or transmission of health information pertaining to U.S. patients outside of the United States. Such legislation, if adopted, could render operations outside of the United States impracticable or substantially more expensive. In addition, although most of our business is conducted in the United States, some of our businesses and operations are international in nature and consequently are subject to regulation in the jurisdictions in which we conduct those operations. We may be obligated to comply with these regulatory regimes, which include, among other matters, privacy and data protection regulations (including requirements for cross-border data transfers) that vary from jurisdiction to jurisdiction.
We or our members or other third parties with whom we conduct business may experience difficulties in complying with or interpreting federal regulations governing certain electronic transactions, which may negatively affect our service levels or result in enforcement actions against us.
HIPAA and its implementing regulations mandate format, data content, and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice, and eligibility inquiries. Although our systems are capable of transmitting transactions that comply with these requirements, some members or other third parties with whom we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where members or other third parties require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we may attempt to comply with their requirements, but may be subject to enforcement actions as a result. We are actively working to modify our systems for the implementation of updated standard code sets for diagnoses and procedures that are currently scheduled to take full effect in October 2015. We may not be successful in responding to the new requirements and any changes that we make to our transactions and software may result in errors or otherwise negatively affect our service levels. We also may experience complications in supporting clients that have not fully complied with the revised requirements as of the applicable compliance date.
Our higher education industry members are required to comply with The Family Educational Rights and Privacy Act, or FERPA, and if we violate obligations relating to such members’ FERPA compliance, our reputation and business could suffer.
FERPA generally prohibits an institution of higher education from disclosing personally identifiable information from a student’s education records without the student’s consent. Our members disclose to us certain information that originates from or constitutes a student education record under FERPA and must make such disclosures to us in compliance with FERPA. As an entity that provides services to institutions, we are indirectly subject to FERPA and may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. Any violation of us by FERPA could result in a material breach of contract with one or more of our members and could harm our reputation. Further, if we disclose student information in violation of FERPA, the Department of Education could require one or more members to suspend our access to student information for an extended period.
If we or our subcontractors or agents cause a violation of the Higher Education Act and corresponding regulations established by the Department of Education as they relate to the ban on incentive compensation, we could be liable to our members for substantial fines, sanctions, or other liabilities.
Many of our higher education members are subject to the ban on incentive compensation established under the Higher Education Act and corresponding regulations established by the Department of Education. Such institutions are prohibited from providing any incentive payments based directly or indirectly on success in securing enrollments or financial aid to any persons or “entities” engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. Such entities would include us to the extent that we are engaged in any student recruiting or admission activities, or in making decisions regarding financial aid, for a member. Moreover, the ban on incentive compensation extends to incentive payments, based directly or indirectly on success in securing enrollments or financial aid, to the employees of such entities if the employees are involved with or responsible for admissions, recruiting, or financial aid activities. If we or our subcontractors or agents act in a manner that causes a violation of the incentive compensation rule, we could be liable to our members for substantial fines, sanctions, or other liabilities, including liabilities related to “whistleblower” claims under the federal False Claims Act. Any such claims, even if without merit, could require us to incur significant costs to defend the claim, distract management’s attention from our operations, and damage our reputation.
If we or our subcontractors or agents act in a manner that causes a violation of the Department of Education’s misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions, and other liabilities.
Many of our higher education members are subject to other regulations promulgated by the Department of Education that affect our student recruitment activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and may apply to certain statements our employees, subcontractors, or agents may make on behalf of or at the direction of a higher education member about the nature of a member’s program, a member’s financial charges, or the employability of graduates of a member’s program. A violation of this rule, or other federal or state regulations applicable to our activities, based on statements or conduct by us or by an employee, subcontractor, or agent performing services for members could negatively affect our reputation, result in the termination of member contracts, require us to pay the fees associated with indemnifying a member from private claims or government investigations, or require us to pay substantial fines, sanctions, or other liabilities.
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
Our data centers and service provider locations store and transmit critical member data that is essential to our business. While these locations are chosen for their stability, failover capabilities, and system controls, we do not directly control the continued or uninterrupted availability of every location. Interruptions in service or damage to locations may be caused by natural disasters, power loss, Internet or network failures, operator error, security breaches, computer viruses, denial-of-service attacks, or similar events, and could result in service interruptions, delays in access, or the destruction of data. Disaster recovery, data backups, and business continuity planning address many of these possible service interruptions, but the varied types and severity of the interruptions that could occur may render our safeguards inadequate. These service interruption events could impair our ability to deliver services or deliverables or cause us to miss service level agreements in our agreements with our members, which could negatively affect our ability to retain existing members and attract new members.

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
A number of federal and state laws, including physician self-referral laws, anti-kickback restrictions, and laws prohibiting the submission of false or fraudulent claims, apply to health care providers, physicians, and others that make, offer, seek, or receive referrals or payments for products or services that may be paid for through any federal or state health care program and, in some instances, private programs. These laws are complex and change rapidly and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities recently have increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other health care reimbursement laws and rules. From time to time, participants in the health care industry receive inquiries or subpoenas to produce documents in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted from operations by these efforts.
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
If we are unable to maintain our third-party providers or strategic alliances, or enter into new alliances, we may be unable to expand our current business.
Our business strategy includes entering into strategic alliances and affiliations with leading service providers. If existing alliances are terminated or we are unable to enter into alliances with such providers, we may be unable to maintain or increase our market presence. We work closely with our strategic partners either to expand our penetration in certain areas or to expand our market capabilities. We may not achieve our objectives through these alliances. Many of these companies have multiple relationships and they may not regard us as significant to their business. Moreover, these companies, in certain circumstances, may pursue relationships with our competitors or develop or acquire products and services that compete with our products and services.
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
Our services, which involve recommendations and advice to organizations regarding complex business and operational processes, regulatory and compliance issues, and labor practices, may give rise to liability claims by our members or by third parties who bring claims against our members. Health care and education organizations often are the subject of regulatory scrutiny and litigation, and we also may become the subject of such litigation based on our advice and services. Any such litigation, whether or not resulting in a judgment against us, may adversely affect our reputation and could have a material adverse effect on our financial condition and results of operations. We may not have adequate insurance coverage for claims against us.
If the protection of our intellectual property is inadequate, our competitors may gain access to our intellectual property and we may lose our competitive advantage.
Our success as a company depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights, and trademarks, as well as customary contractual protections with employees, contractors, members, and partners. The steps we have taken to protect our intellectual property rights may not be adequate to deter misappropriation of our rights and may not enable us to detect unauthorized uses and take timely and effective steps to enforce our rights. Our financial condition and results of operations could be negatively affected if we lose our competitive advantage because others are able to use our intellectual property. If unauthorized uses of our proprietary products and services were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We may not prevail in any such litigation.
If we are alleged to infringe, misappropriate, or violate the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services.
We could be subject to intellectual property infringement, misappropriation, or other intellectual property violation claims as our research content and applications’ functionality overlaps with competitive products, and third parties may claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. We cannot assure you that infringement, misappropriation, or claims alleging intellectual property violations will not be asserted against us. Also, we cannot assure you that any such claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any such claims. Further, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. Licenses for any intellectual property of third parties that might be required for our products or services may not be available on commercially reasonable terms, or at all. Such claims also might require us to indemnify of our members at significant expense.
A number of our contracts with our members contain indemnity provisions in which we indemnify such members against certain losses that may arise from third-party claims that are brought in connection with the use of our products.
Our exposure to risks associated with the use of intellectual property may be increased as a result of our acquisitions of technology, as we have limited information about the development process with respect to such technology or the care taken to safeguard against infringement risks. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
Our use of open source technology could impose limitations on our ability to commercialize our software applications.
Many of our software applications incorporate open source software components that are licensed to us under various public domain licenses. Some open source software licenses require users who distribute open source software as part of their software to disclose publicly all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. There is little or no legal precedent governing the interpretation of many of the terms of these licenses and therefore the potential impact of such terms on our business is unknown. There is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our software applications. Although we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our source code or that would otherwise breach the terms of an open source agreement, such a use could inadvertently occur. In such an event, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our offering, discontinue sales of our offering in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts. Any of these actions could cause us to breach customer contracts, harm our reputation, result in customer losses or claims, increase our costs, or otherwise adversely affect our business and operating results.
We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our operating results.
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, as discussed in Note 2 to our consolidated financial statements for the nine months ended December 31, 2014 included elsewhere in this report, we make certain estimates, including decisions related to provisions for uncollectible revenue, income taxes, and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If any of these estimates and assumptions should change or prove to have been incorrect, our reported operating results could be materially adversely affected.
Any significant increase in bad debt in excess of recorded estimates would have a negative impact on our business, financial condition, and results of operations.
Our operations may incur unexpected losses from unforeseen exposures to member credit risk. We initially evaluate the collectibility of our accounts receivable based on a number of factors, including a specific member’s ability to meet its financial obligations to us, the length of time the receivables are past due, and historical collections experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from members. If circumstances related to specific members change as a result of economic conditions or otherwise, such as a limited ability to meet financial obligations due to bankruptcy, or if conditions deteriorate to the extent that our past collection experience is no longer relevant, the amount of accounts receivable that we are able to collect may be less than our previous estimates as we experience bad debt in excess of reserves previously recorded.
The unaudited pro forma financial data for The Advisory Board included in this transition report is preliminary, and our actual financial position and operations after the Royall acquisition may differ materially from the unaudited pro forma financial data included in this transition report.
The unaudited pro forma financial data for The Advisory Board included in this transition report is presented for informational purposes only and is not necessarily indicative of what our actual financial position or operations would have been if our recent acquisitions had been completed on the dates indicated. Our actual results and financial position after the Royall acquisition may differ materially and adversely from the unaudited pro forma financial data included in this transition report.
We may fail to realize the anticipated benefits of our acquisition of Royall.
Our future success will depend in part on our ability to realize the new revenue opportunities and other benefits that we expect to achieve from the integration of the Royall businesses into our company. Our operating results and financial condition will be adversely affected if we are unable to integrate successfully Royall’s operations into our own, fail to achieve new revenue opportunities, incur unforeseen costs and expenses, or experience unexpected operating difficulties that offset anticipated benefits. In particular, the integration of our and the Royall businesses will involve, among other matters, integration of sales, marketing, billing, accounting, management, personnel, payroll, and other systems.
Integrating Royall’s business and our business may divert our management’s attention away from other operations.
Successful integration of Royall’s operations, services, and personnel into our own may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process otherwise could harm our business, financial condition, and operating results. The integration will require efforts from each company, including the coordination of general and administrative functions, such as employee benefits, payroll, financial reporting, and purchasing functions. Delays in successfully integrating and managing employee benefits could lead to employee dissatisfaction and turnover. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs.
We may pursue other acquisition opportunities, which could subject us to considerable business and financial risk.
We evaluate potential acquisitions of complementary businesses on an ongoing basis and may from time to time pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths, and weaknesses of these opportunities, or completing acquisitions on acceptable terms. Future acquisitions may result in dilution to our earnings, including as a result of dilutive issuances of equity securities we may pay as acquisition consideration. Acquisitions may expose us to particular business and financial risks, including risks that we may:

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
As of December 31, 2014, after giving pro forma effect to our acquisition of Royall, we had goodwill of approximately $863.9 million, which constituted approximately 42% of our total pro forma assets as of that date. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment change, which would lead to a decrease in our assets and a reduction in our net operating performance. If the testing performed indicates that impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which the determination is made. The testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our company, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
We may invest in companies for strategic reasons and may not realize a return on our investments.
From time to time, we may make investments in companies to further their strategic objectives and support our key business initiatives. Such investments could include equity or debt instruments in private companies, and many of which may be non-marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.

Our level of debt and interest payment obligations may limit our growth and operational flexibility.
As of March 4, 2015, we had approximately $575 million in aggregate principal amount of outstanding indebtedness, consisting of borrowings under the $575 million senior secured term loan facility we obtained on February 6, 2015, as described elsewhere in this report. We may incur an additional $100 million of indebtedness under our senior secured revolving credit facility. This substantial level of indebtedness may have important consequences. For example, it may:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	limit our ability to obtain additional financing to expand our business or alleviate liquidity constraints, as a result of financial and other restrictive covenants in our indebtedness;

•	limit our ability to pursue our acquisition strategy;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage relative to companies that have less indebtedness.
Covenants under our senior secured credit agreement may restrict our future operations.
Our senior secured credit agreement imposes operating and financial restrictions that limit our discretion on certain business matters, which could make it more difficult for us to expand, finance our operations, and engage in other business activities that may be in our interest. These restrictions include a requirement that we comply on a quarterly basis with financial covenants. Our debt covenants limit our ability and the ability of our subsidiaries to:

•	incur indebtedness;

•	create liens on assets;

•	pay cash dividends;

•	repurchase shares of our common stock or make other restricted payments;

•	make investments in or loans to other parties;

•	sell assets;

•	engage in mergers and acquisitions;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	engage in businesses other than businesses of the type we conduct currently.
We may incur indebtedness in addition to the foregoing indebtedness. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.
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
For tax purposes, we have deferred income tax assets consisting primarily of state income tax credit and net operating loss carryforwards. As of December 31, 2014, our deferred income tax assets totaled approximately $14.7 million, which constituted approximately 1% of our total assets as of that date. If our future taxable income is less than we believe it will be, we may not be able to fully realize our deferred tax assets. In estimating future tax consequences, we do not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates, including the estimated effects of our status as a Qualified High Technology Company on our Washington, D.C. deferred tax assets. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted that have an impact on our deferred income taxes.
If our members who operate as not-for profit entities lose their tax-exempt status, those members would suffer significant adverse tax consequences which, in turn, could adversely affect their ability to purchase products or services from us.
State tax authorities have challenged the tax-exempt status of hospitals and other health care facilities claiming such status on the basis that they are operating as charitable or religious organizations. The outcome of these cases has been mixed, with some facilities retaining their tax-exempt status and others being denied the ability to continue operating as not-for profit, tax-exempt entities under state law. In addition, many states have removed sales tax exemptions previously available to not-for-profit entities, and both the Internal Revenue Service and the U.S. Congress are investigating the practices of non-for profit hospitals. Those facilities denied tax exemptions could be subject to the imposition of tax penalties and assessments that could have a material adverse impact on their cash flow, financial strength, and, in some cases, continuing viability. If the tax-exempt status of any of our members is revoked or compromised by new legislation or interpretation of existing legislation, that member’s financial health could be adversely affected, which could negatively affect our sales to the member.
We could become subject to regulation by the Food and Drug Administration if functionality in one or more of our software tools causes the software to be considered a medical device.
The overall framework of the laws and regulations administered by the Food and Drug Administration, or FDA, applies to all products that meet the definition of a “medical device.” To the extent that functionality in one or more of our current or future software products causes the software to be considered a medical device under existing FDA regulations or policies or under regulations and policies now under active consideration by the FDA, we, as a provider of application functionality, could be required, depending on the functionality, to:

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
As of December 31, 2014, we employed approximately 230 employees in India through our Indian subsidiary, ABCO Advisory Services India Private Ltd., which expects to continue adding personnel. While there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, our reliance on a workforce in India exposes us to disruptions in the business, political, and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in India require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. Our Indian operations also may subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, and security breaches. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.
As a result of the inherent limitations in our internal control over financial reporting, misstatements due to error or fraud may occur and not be detected.
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file with or submit to the SEC under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls.
Any failure by us to maintain effective internal control over financial reporting may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on the effectiveness of our internal control over financial reporting and to include a report by our independent auditors attesting to such effectiveness. Any failure by us to maintain effective internal control over financial reporting could adversely affect our ability to report accurately our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent auditors determine that we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets. In our quarterly report on Form 10-Q for the three months ended December 31, 2013, we reported our management’s conclusion that there was a material weakness in our internal control over financial reporting related to capitalization of software development costs as of December 31, 2013. We subsequently remediated that material weakness.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, or otherwise could adversely affect the market price of our common stock.
Our charter authorizes us to issue up to 135,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations and our debt covenants, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans, or otherwise. We may issue additional shares of common stock at a discount from the market price of our common stock on the issue date. Any issuance of stock could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

Provisions in our charter and bylaws could discourage takeover attempts we oppose even if our stockholders might benefit from a change in control of our company.
Provisions in our charter and bylaws may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of our company would be beneficial to the interests of our stockholders. These provisions also could make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you support. The charter and bylaw provisions:

•	provide that the number of directors that will constitute the entire board of directors will be determined by a resolution of a majority of the board;

•	provide that any vacancy on the board of directors may be filled only by the affirmative vote of a majority of the remaining directors then in office;

•
provide that a special meeting of stockholders may be called only by a majority of the directors then in office, by the chairman of the board of directors, or by any holder or holders of at least 40% of the outstanding shares of capital stock then entitled to vote on any matter for which the special meeting is being called;

•
prohibit stockholders from taking action by written consent in lieu of a meeting with respect to any actions that are required or permitted to be taken by stockholders at any annual or special meeting of stockholders;

•
provide authority for our board of directors without stockholder approval to provide for the issuance of up to 5,000,000 shares of preferred stock, in one or more classes or series, with terms and conditions, and having rights, privileges and preferences, to be determined by the board of directors; and

•
establish advance notice procedures for stockholders to make nominations of candidates for election as directors or to present any other business for consideration at any annual or special stockholder meeting.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our headquarters is located in approximately 290,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, software development, information technology, administration, and operations personnel. Approximately 73% of our headquarters facilities is under an operating lease that expires in June 2019. The lease contains provisions for rental escalation and requires us to pay our portion of our executory costs such as taxes, insurance, and operating expenses. The remaining space in our headquarters facility is under a sublease expiring in 2017. The sublease contains provisions for annual rental escalations with no obligation to pay the additional executory costs noted above.
As of December 31, 2014, we leased office space under operating leases in Houston, Texas; Birmingham, Alabama; Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; Evanston, Illinois; San Francisco, California; Ann Arbor, Michigan; Plymouth Meeting, Pennsylvania; Tucson, Arizona; and London, England. We also lease office space in Chennai, India through our Indian subsidiary, ABCO Advisory Services India Private Ltd. For information about our leases, see Note 16, “Commitments and contingencies,” to our consolidated financial statements included elsewhere in this report. We believe that our facilities are adequate for our current needs and that additional facilities will be available for lease on a commercially reasonable basis to accommodate our anticipated growth.

Item 3. Legal Proceedings.
From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Item 4. Mine Safety Disclosures.
None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the Global Select Market of The NASDAQ Stock Market LLC and is traded under the NASDAQ symbol “ABCO.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Transition Period Ended December 31, 2014:
First quarter	$66.04	$46.58
Second quarter	$55.22	$43.00
Third quarter	$54.62	$37.47
Fiscal Year Ended March 31, 2014:
First quarter	$55.31	$44.20
Second quarter	$60.43	$52.86
Third quarter	$70.55	$59.14
Fourth quarter	$70.14	$54.79
As of February 20, 2015, there were eight holders of record of our common stock and 42,184,511 shares of common stock outstanding. The number of record holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.
We have not declared or paid any cash dividends on our common stock since we became a public company in 2001. We do not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by our board of directors and would depend on, among other factors, our earnings, financial condition, cash requirements, and restrictions on dividend payments under our senior secured credit facilities.

The Advisory Board Company Stock Comparable Performance Graph
The graph below compares the cumulative total stockholder return on our common stock during the period from March 31, 2010 through December 31, 2014, with the cumulative total return on the S&P 500 Index, the Russell 2000 Index, and the NASDAQ Composite Index for the same period. The comparison assumes that $100 was invested on March 31, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	The Advisory Board Company	S&P 500 Index	Russell 2000 Index	NASDAQ Composite Index
March 31, 2010	$100	$100	$100	$100
March 31, 2011	$163	$116	$126	$117
March 31, 2012	$281	$126	$126	$131
March 31, 2013	$333	$143	$146	$141
March 31, 2014	$408	$174	$182	$183
December 31, 2014	$311	$195	$189	$209

Item 6. Selected Financial Data.
The following table presents our selected financial data. The table should be read in conjunction with our consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Nine Months Ended December 31,		Year Ended March 31,
	2014	2013	2014	2013	2012	2011
(In thousands except per share amounts)		(unaudited)

Statements of Operations Data:
Revenue	$436,228	$382,595	$520,596	$450,837	$370,345	$283,439
Costs and expenses:
Cost of services, excluding depreciation and amortization	230,169	205,328	272,523	237,605	197,937	144,906
Member relations and marketing	81,244	69,886	96,298	85,264	73,875	64,295
General and administrative	75,483	55,426	74,169	62,185	47,892	38,225
Depreciation and amortization	29,994	21,952	30,420	20,308	14,269	10,108
Impairment of capitalized software	2,086	—	—	—	—	—
Total costs and expenses	418,976	352,592	473,410	405,362	333,973	257,534
Operating income	17,252	30,003	47,186	45,475	36,372	25,905
Other (loss) income, net	(1,327)	1,974	2,706	2,604	3,034	1,866
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entities	15,925	31,977	49,892	48,079	39,406	27,771
Provision for income taxes	(4,831)	(12,311)	(19,208)	(18,023)	(15,207)	(9,691)
Equity in loss of unconsolidated entities	(6,540)	(3,320)	(6,051)	(6,756)	(1,337)	—
Net income from continuing operations	4,554	16,346	24,633	23,300	22,862	18,080
Discontinued operations:
Income from discontinued operations, net of tax (1)	—	—	—	—	286	444
Gain on sale of discontinued operations, net of tax	—	—	—	—	2,155	—
Net income from discontinued operations		—	—	—	2,441	444
Net income before allocation to noncontrolling interest	4,554	16,346	24,633	23,300	25,303	18,524
Net (loss) income and accretion to redemption value attributable to noncontrolling interest	(6,253)	119	119	108	—	—
Net (loss) income attributable to common stockholders	$(1,699)	$16,465	$24,752	$23,408	$25,303	$18,524
Earnings per share – basic:
Net (loss) income from continuing operations attributable to common stockholders	$(0.05)	$0.46	$0.69	$0.67	$0.70	$0.57
Net income from discontinued operations attributable to common stockholders	$—	$—	$—	$—	$0.07	$0.02
Net (loss) income attributable to common stockholders per share – basic	$(0.05)	$0.46	$0.69	$0.67	$0.77	$0.59
Earnings per share – diluted:
Net (loss) income from continuing operations attributable to common stockholders	$(0.05)	$0.45	$0.67	$0.64	$0.66	$0.55
Net income from discontinued operations attributable to common stockholders	$—	$—	$—	$—	$0.07	$0.02
Net (loss) income attributable to common stockholders per share – diluted	$(0.05)	$0.45	$0.67	$0.64	$0.73	$0.57
Weighted average number of shares outstanding:
Basic	36,213	35,812	35,909	34,723	32,808	31,466
Diluted	36,213	36,876	36,959	36,306	34,660	32,830
—————————————

(1)	Income from discontinued operations for all periods presented includes the operating results for OptiLink, a business that was sold in January 2012.

	Nine Months Ended December 31,		Year Ended March 31,
	2014	2013	2014	2013	2012	2011
(In thousands except per share amounts)		(unaudited)

Stock-based compensation expense included in Statement of Operations:
Costs and expenses:
Cost of services	$5,977	$4,145	$5,527	$3,975	$3,440	$2,763
Member relations and marketing	3,348	2,845	3,688	2,643	2,133	1,663
General and administrative	8,640	6,804	9,002	7,295	6,413	4,366
Total costs and expenses	17,965	13,794	18,217	13,913	11,986	8,792
Operating income	(17,965)	(13,794)	(18,217)	(13,913)	(11,986)	(8,792)
Net loss attributable to common stockholders	$(12,515)	$(8,484)	$(11,204)	$(8,686)	$(7,359)	$(5,725)
Impact on earnings per share:
Net loss attributable to common stockholders per share – diluted	$(0.35)	$(0.23)	$(0.30)	$(0.24)	$(0.21)	$(0.18)

	December 31,	March 31,
	2014	2014	2013	2012	2011
(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$72,936	$23,129	$57,829	$60,642	$30,378
Marketable securities	14,714	164,396	156,839	127,444	86,179
Working capital (deficit)	50,518	(59,912)	(26,761)	(28,783)	(65,953)
Total assets	1,126,366	1,041,335	897,933	706,307	491,432
Deferred revenue	668,799	587,359	503,025	391,920	262,751
Total stockholders’ equity	320,051	337,059	282,820	217,302	148,836

	December 31,	March 31,
	2014	2014	2013	2012	2011
	(unaudited)
Other Operating Data:
Membership programs offered	65	62	57	53	49
Contract value (in thousands) (1)	$601,842	$541,903	$466,329	$398,313	$304,299

—————————————

(1)	Represents the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements included elsewhere in this report.
Until our most recent fiscal year, our fiscal year was the 12-month period ending on March 31. Our 2014 fiscal year ended on March 31, 2014 and our 2013 fiscal year ended on March 31, 2013. In November 2014, we elected to change our fiscal year-end from March 31 to December 31. As a result, our most recently-completed fiscal period is a nine-month transition period that began on April 1, 2014 and ended on December 31, 2014.
In this management’s discussion and analysis, when the financial results for the 2014 transition period are compared to the financial results for the prior year period, we compare the audited results for the nine-month period ended December 31, 2014 to the unaudited results for the nine-month period ended December 31, 2013. When the financial results for fiscal 2014 are compared to the financial results for fiscal 2013, we compare the results of our two previous fiscal years, or the twelve-month periods ended March 31, 2014 and March 31, 2013.
Acquisition of Royall
As discussed elsewhere in this report, on January 9, 2015, after the end of our transition period ended on December 31, 2014, we completed our acquisition of Royall, a leading provider of strategic, data-driven student engagement and enrollment management, financial aid optimization, and alumni fundraising solutions to the higher education industry. For additional information about Royall and the terms of the acquisition and related transactions, see “Business,” and “Liquidity and Capital Resources” below. In light of our acquisition of Royall, our future results may not be comparable to our historical results.
Overview of Our Operations
We are a leading provider of insight-driven performance improvement software and solutions to the rapidly changing health care and higher education industries. Through our subscription-based membership programs, we leverage our intellectual capital to help members solve their most critical business problems. As of the date of this report, we serve approximately 5,000 members, including hospitals, health systems and other health care organizations, and colleges and universities.
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by the addition of new members, strong renewal rates, expansion of our relationships with existing members, new program launches, acquisition activity, and annual price increases. Our member institution renewal rate was 90% , 90%, and 90% for the nine months ended December 31, 2014 and fiscal 2014 and 2013, respectively. We believe high renewal rates reflect of our members’ recognition of the value they derive from participating in our programs.
Our revenue grew 14.0% in the nine months ended December 31, 2014 over the nine months ended December 31, 2013, and 15.5% in fiscal 2014 over fiscal 2013. Our contract value increased 15.2% to $601.8 million as of December 31, 2014 from December 31, 2013, and 16.2% to $541.9 million as of March 31, 2014 from March 31, 2013. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
Our operating costs and expenses consist of cost of services, member relations and marketing expense, general and administrative expenses, depreciation and amortization expense, and impairment of capitalized software.

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

•
General and administrative expense includes the costs of human resources and recruiting; finance and accounting; legal support; management information systems; real estate and facilities management; corporate development; new program development; and other administrative functions.

•
Depreciation and amortization expense includes the cost of depreciation of our property and equipment; amortization of costs associated with the development of software and tools that are offered as part of certain of our membership programs; and amortization of acquired intangibles.

•	Impairment of capitalized software includes the impairment charge taken to write down internally developed capitalized software balances to their current fair value.
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
Results of Operations
The following table shows statements of operations data expressed as a percentage of revenue for the periods indicated:

	Nine Months Ended December 31,		Year Ended March 31,
	2014	2013	2014	2013
		(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	52.8	53.7	52.3	52.7
Member relations and marketing	18.6	18.3	18.5	18.9
General and administrative	17.3	14.5	14.2	13.8
Depreciation and amortization	6.9	5.7	5.8	4.5
Impairment of capitalized software	0.5	—	—	—
Total costs and expenses	96.1	92.2	90.8	89.9
Operating income	3.9	7.8	9.2	10.1
Other income, net	(0.3)	0.5	0.5	0.6
Income before provision for income taxes and equity in loss of unconsolidated entities	3.6	8.3	9.7	10.7
Provision for income taxes	(1.1)	(3.2)	(3.7)	(4.0)
Equity in loss of unconsolidated entities	(1.5)	(0.8)	(1.2)	(1.5)
Net income before allocation to noncontrolling interest	1.0	4.3	4.8	5.2
Net loss and accretion to redemption value attributable to noncontrolling interest	(1.4)	—	—	—
Net (loss) income attributable to common stockholders	(0.4)	4.3	4.8	5.2

Nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 and fiscal year ended March 31, 2014 compared to fiscal year ended March 31, 2013
Net (loss) income attributable to common stockholders. Net loss attributable to common stockholders for the nine months ended December 31, 2014 was $1.7 million compared to net income attributable to common stockholders of $16.5 million for the nine months ended December 31, 2013. The change in net (loss) income attributable to common stockholders was the result of an accretion charge to the estimated redemption amount of our redeemable noncontrolling interest of $6.3 million, an increase of $4.0 million in acquisition-related costs, a $3.2 million increase in our equity in loss of unconsolidated entities, and a $2.1 million impairment of capitalized internally developed software assets. The effect of these factors was partially offset by a 14.0% increase in revenue from $382.6 million to $436.2 million.
Net income attributable to common stockholders increased 5.7% to $24.8 million in fiscal 2014 from $23.4 million in fiscal 2013. The increase in net income attributable to common stockholders in fiscal year 2014 was primarily attributable to a 15.5% increase in revenue from $450.8 million to $520.6 million and a $8.2 million decrease in fair value charges resulting from a $4.4 million decrease in acquisition-related earn-out fair value charges in fiscal 2014 compared to a $3.8 million increase in fiscal 2013. The effect of these factors was partially offset by an increase in cost of services of $34.9 million incurred for five newly developed programs, four acquired companies, and growth of existing programs, an increase of $12.0 million in general and administrative expense related to increased investment in certain of our administrative groups to support our growing employee base and number of offices, an increase of $11.0 million in marketing and member relations costs primarily attributable to the addition of new sales teams, and an increase of $10.1 million in depreciation and amortization due to increased capital expenditures, including for internally developed software, and an increase in amortization of newly acquired intangibles.
Adjusted net income, non-GAAP earnings per diluted share, and adjusted EBITDA. For the nine months ended December 31, 2014, adjusted net income increased 9.7% to $35.4 million from $32.3 million. For the nine months ended December 31, 2014, non-GAAP earnings per diluted share increased to $0.98 from non-GAAP earnings per diluted share of $0.88 for the nine months ended December 31, 2013. Adjusted EBITDA increased 9.0% to $72.1 million for the nine months ended December 31, 2014 from $66.2 million for the nine months ended December 31, 2013. The increases in adjusted net income and adjusted EBITDA for the nine months ended December 31, 2014 were due to increased revenue, the effect of which was partially offset by the costs of new and growing programs, increased investment in our general and administrative infrastructure to support our growing employee base, and an increase in the number of new sales teams.
Adjusted net income decreased to $44.9 million in fiscal 2014 from $45.4 million in fiscal 2013. In fiscal 2014, non-GAAP earnings per diluted share decreased to $1.22 from $1.25 non-GAAP earnings per diluted share in fiscal 2013. Adjusted EBITDA increased 9.2% from $84.4 million in fiscal 2013 to $92.2 million in fiscal 2014. The increase in adjusted EBITDA in fiscal 2014 was due to increased revenue, the effect of which was partially offset by the costs of new and growing programs, increased investment in our general and administrative infrastructure to support our growing employee base, and an increase in the number of new sales teams. The decrease in adjusted net income for fiscal 2014 was attributable primarily to an increase in tax rate, as well as to an increase of $10.1 million in depreciation and amortization due to increased capital expenditures, including for internally developed software, and an increase in amortization of newly acquired intangibles.
Revenue. Revenue increased 14.0% to $436.2 million for the nine months ended December 31, 2014 from $382.6 million for the nine months ended December 31, 2013. Our contract value increased 15.2% to $601.8 million as of December 31, 2014 from $522.5 million as of December 31, 2013. The increase in revenue for the nine months ended December 31, 2014 over the nine months ended December 31, 2013 was primarily attributable to the introduction and expansion of new programs, our cross-selling of existing programs to existing members, a full nine months of revenue from the prior period acquisitions of Care Team Connect, Inc., or Care Team Connect, and Medical Referral Source, Inc., or MRS, an increase in large and bundled services contracts, and, to a lesser degree, price increases.
Revenue increased 15.5% to $520.6 million in fiscal 2014 from $450.8 million in fiscal 2013. Our contract value increased 16.2% to $541.9 million as of March 31, 2014 from $466.3 million as of March 31, 2013. The increase in revenue in fiscal 2014 over fiscal 2013 was primarily attributable to our cross-selling of existing programs to existing members, the introduction and expansion of new programs, including a full year of revenue from our acquisitions of ActiveStrategy, Inc., or ActiveStrategy, and 360Fresh, Inc., or 360Fresh, and revenue from our fiscal 2014 acquisitions of Care Team Connect, and MRS, and to a lesser degree, price increases.
We offered 65 membership programs as of December 31, 2014 compared to 61 membership programs as of December 31, 2013. We offered 62 membership programs as of March 31, 2014 compared to 57 membership programs as of March 31, 2013. Our membership base consisted of approximately 5,000 member institutions as of December 31, 2014, approximately 4,500 member institutions as of March 31, 2014, and approximately 4,100 member institutions as of March 31, 2013.

Cost of services. For the nine months ended December 31, 2014, cost of services increased 12.1% to $230.2 million from $205.3 million for the nine months ended December 31, 2013. As a percentage of revenue, cost of services was 52.8% for the nine months ended December 31, 2014 and 53.7% for the nine months ended December 31, 2013. The increase of $24.8 million in cost of services for the nine months ended December 31, 2014 over the prior nine months was primarily attributable to increases of $8.3 million in expenses related to our new and growing physician-related software programs, as well as to costs of $14.7 million incurred in connection with programs launched from acquisitions completed during fiscal 2014 and 2013. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities of a decrease of $0.6 million and a decrease of $0.3 million for the nine months ended December 31, 2014 and 2013, respectively.
Cost of services increased 14.7% to $272.5 million in fiscal 2014 from $237.6 million in fiscal 2013. As a percentage of revenue, cost of services was 52.3% for fiscal 2014 and 52.7% for fiscal 2013. The increase of $34.9 million in cost of services was primarily attributable to the growth and expansion of our physician-related software programs of $13.7 million, as well as to costs incurred in connection with our acquisitions of ActiveStrategy, 360Fresh, MRS, and Care Team Connect. The increases in cost of services also reflected increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing expenses and licensing fees. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities of a decrease of $4.4 million in fiscal 2014 and an increase of $3.8 million in fiscal 2013.
Member relations and marketing expense. For the nine months ended December 31, 2014, member relations and marketing expense increased 16.3% to $81.2 million from $69.9 million for the nine months ended December 31, 2013. As a percentage of revenue, member relations and marketing expense for the nine months ended December 31, 2014 increased to 18.6% from 18.3% for the nine months ended December 31, 2013. The total dollar increases in member relations and marketing expense were primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. We had an average of 203 and 184 new business development teams during the nine months ended December 31, 2014 and 2013, respectively.
Member relations and marketing expense increased 12.9% to $96.3 million in fiscal 2014 from $85.3 million in fiscal 2013. As a percentage of revenue, member relations and marketing expense in fiscal 2014 and 2013 was 18.5% and 18.9%, respectively. The total dollar increases in member relations and marketing expense were primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. We had an average of 188 and 172 new business development teams during fiscal 2014 and 2013, respectively.
General and administrative expense. For the nine months ended December 31, 2014, general and administrative expenses increased 36.2% to $75.5 million from $55.4 million for the nine months ended December 31, 2013. As a percentage of revenue, general and administrative expense for the nine months ended December 31, 2014 increased to 17.3% from 14.5% for the nine months ended December 31, 2013. The increase of $20.1 million in general and administrative expense for the nine months ended December 31, 2014 over the nine months ended December 31, 2013 was primarily attributable to an increase of $7.4 million in costs related to investment in our human resources, finance, and information technology infrastructure to support our growing employee base and number of office locations, an increase of $4.0 million in acquisition-related costs, and an increase of $1.8 million in share-based compensation expense. As of December 31, 2014, we had approximately 3,200 employees compared to approximately 2,700 employees as of December 31, 2013.
General and administrative expense increased 19.3% to $74.2 million in fiscal 2014 from $62.2 million in fiscal 2013. As a percentage of revenue, general and administrative expense for fiscal 2014 and 2013 was 14.2% and 13.8%, respectively. The increase of $12.0 million in general and administrative expense for fiscal 2014 over fiscal 2013 was primarily attributable to an increase of $6.1 million of costs related to investment in our human resources, information technology, and infrastructure to support our growing employee base and number of office locations, an increase in share-based compensation expense of $1.7 million, and increased investments in our legal and corporate development groups. As of March 31, 2014, we had approximately 2,800 employees compared to approximately 2,400 employees as of March 31, 2013.
Depreciation and amortization. For the nine months ended December 31, 2014, depreciation and amortization expense increased to $30.0 million, or 6.9% of revenue, from $22.0 million, or 5.7% of revenue, for the nine months ended December 31, 2013. The increase in such expense in the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 was primarily due to increased amortization expense from developed capitalized internal-use software, amortization of intangible assets related to our acquisition of MRS, Care Team Connect, Healthpost Inc., or HealthPost, Clinovations, LLC, or Clinovations, and ThoughtWright, LLC d/b/a GradesFirst, or GradesFirst, and depreciation of our newly renovated Austin, San Francisco, and Nashville offices and an expansion floor of our Washington, D.C. headquarters.

Depreciation and amortization expense increased to $30.4 million, or 5.8% of revenue, in fiscal 2014 from $20.3 million, or 4.5% of revenue, in fiscal 2013. The increase in fiscal 2014 was primarily due to increased amortization expense from developed capitalized internal-use software, amortization of intangible assets related to the ActiveStrategy, 360Fresh, MRS, and Care Team Connect acquisitions, and depreciation of our newly renovated Austin, San Francisco, and Nashville offices and an expansion floor of our Washington, D.C. headquarters.
Impairment of capitalized software. During the nine months ended December 31, 2014, we concluded that certain internally developed capitalized software for sale assets were not fully recoverable. We had recently updated and integrated new functionality into one of our software programs, and as a result recognized a $2.1 million impairment on the remaining unamortized costs which were associated with older functionality. There was no comparable expense in the prior periods.
Other (expense) income, net. Other income, net consists of interest income, revolving credit facility fees, gains and losses on investment in common stock warrants, and foreign currency gains and losses. For the nine months ended December 31, 2014, other expense, net was $1.3 million compared to $2.0 million of income for the nine months ended December 31, 2013. Other expense, net in the nine months ended December 31, 2014 consisted of interest income of $1.1 million, offset by a foreign exchange rate loss of $1.7 million, revolving credit facility fees of $0.5 million, a loss of $0.2 million on an investment in common stock warrants and a realized loss of $0.1 million on the sale of bonds. For the nine months ended December 31, 2013, other income, net consisted of interest income of $2.6 million, of which $0.4 million related to interest earned on our loan to Evolent Health, Inc., or Evolent, which was converted to a preferred stock interest in Evolent Health LLC, or Evolent LLC, in September of 2013, offset by revolving credit facility fees of $0.4 million, and a foreign exchange rate loss of $0.2 million. The foreign currency gains and losses reflected the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.
Other income, net increased to $2.7 million in fiscal 2014 from $2.6 million in fiscal 2013. Other income, net in fiscal 2014 consisted of interest income of $3.3 million, and a realized gain of $0.2 million on sale of marketable securities, offset by revolving credit facility fees of $0.6 million and a foreign exchange rate loss of $0.2 million, and in fiscal 2013 consisted of interest income of $3.4 million and a gain of $0.1 million on an investment in common stock warrants, offset by a foreign exchange rate loss of $0.5 million and revolving credit facility fees of $0.4 million. Consistent average cash and investment balances between fiscal 2014 and 2013 resulted in investment income of $3.3 million in fiscal 2014 compared to $3.4 million in fiscal 2013.
Provision for income taxes. Our provision for income taxes for the nine months ended December 31, 2014 was $4.8 million compared to $12.3 million for the nine months ended December 31, 2013. Our effective tax rate of 30.3% in the nine months ended December 31, 2014 decreased from our effective tax rate of 38.5% for the nine months ended December 31, 2013. The decrease in the effective tax rate for the nine months ended December 31, 2014 was primarily attributable to a discrete tax benefit relating to federal research and development tax credits claimed during the transition period relating to tax years 2012, 2013, and 2014.
Our provision for income taxes for fiscal 2014 and 2013 was $19.2 million and $18.0 million, respectively. Our effective tax rate in fiscal 2014 and 2013 was 38.5% and 37.5%, respectively. The increase in our effective tax rate in fiscal 2014 was primarily attributable to a lower balance of tax-exempt investments and a slight increase in our effective state tax rate as a result of changes in apportionment of revenue.
Equity in loss of unconsolidated entities. Our share of the losses of Evolent and Evolent LLC, for the nine months ended December 31, 2014 increased to $6.5 million from $3.3 million for the nine months ended December 31, 2013. Our proportionate share of the losses for fiscal 2014 and 2013 was $6.1 million and $6.8 million, respectively.
Evolent was established in August 2011. Our initial Series A investment in Evolent was accounted for under the equity method until Evolent completed a restructuring in connection with a financing round in September 2013. Following the restructuring and financing, it was determined that our Series A investment should be accounted for using the cost method. As a result, we no longer recognize our percentage of the entity's losses related to our Series A investment.
In September 2013, we invested in the Series B convertible preferred stock of Evolent LLC. Subsequent to September 2013, equity in loss of unconsolidated entities includes only our portion of Evolent LLC's losses related to our Series B investment. The losses recognized during fiscal 2013 were partially offset by a $1.1 million gain on investment recognized in connection with additional equity investment from certain early customers in July 2012. The losses recognized during fiscal year 2014 were partially offset by a $4.0 million gain on the conversion into equity securities of all outstanding principal and accrued interest under notes outstanding to Evolent as of March 31, 2013. There were no such gains or losses recorded in the nine months ended December 31, 2014. Evolent LLC continues to be in the early stages of its business plan, and as a result, we expect Evolent LLC to incur losses in the future.

Net income (loss) and accretion to redemption value of noncontrolling interest. On July 5, 2012, we entered into an agreement with an entity created for the sole purpose of providing consulting services for us on an exclusive basis. We determined that this entity met the definition of a variable interest entity over which we have significant influence and, as a result, have consolidated the results of this entity into our consolidated financial statements. During the nine months ended December 31, 2014, we determined that the conditions to satisfy the put option discussed further in Note 11, "Noncontrolling interest," of the consolidated financial statements included elsewhere in this report were probable of achievement and at such time recorded an accretion charge to the estimated redemption amount of our redeemable noncontrolling interest of $6.3 million. On December 5, 2014, the put option was exercised by the previous owners of the entity. As of December 31, 2014, we have a 100% ownership interest in this entity and it is fully consolidated in our financial statements. In fiscal 2014 and 2013, $0.1 million of income was recorded in the allocation of losses to the noncontrolling interest.
Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and RSUs issued under our stock incentive plans for the nine months ended December 31, 2014 and 2013 and fiscal 2014 and 2013 (in thousands except per share amounts):

	Nine Months Ended		Year Ended
	December 31,		March 31,
	2014	2013	2014	2013
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$5,977	$4,145	5,527	3,975
Member relations and marketing	3,348	2,845	3,688	2,643
General and administrative	8,640	6,804	9,002	7,295
Depreciation and amortization	—	—	—	—
Total costs and expenses	17,965	13,794	18,217	13,913
Operating income	(17,965)	(13,794)	(18,217)	(13,913)
Net (loss) income attributable to common stockholders	$(12,515)	$(8,484)	$(11,204)	$(8,686)
Impact on diluted earnings per share	$(0.35)	$(0.23)	$(0.30)	$(0.24)
There are no stock-based compensation costs capitalized as part of the cost of an asset.
Stock-based compensation expense by award type for the nine months ended December 31, 2014 and 2013 and fiscal 2014 and 2013 was as follows (in thousands):

	Nine Months Ended		Year Ended
	December 31,		March 31,
	2014	2013	2014	2013
Stock-based compensation expense by award type:
Stock options	$5,431	$3,692	4,846	$5,000
Restricted stock units	12,534	10,102	13,371	8,913
Total stock-based compensation	$17,965	$13,794	$18,217	$13,913
As of December 31, 2014, $55.3 million of total unrecognized compensation cost related to stock-based compensation is expected to be recognized over a weighted average period of 3.0 years.

Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. Following the January 2015 acquisition of Royall and the related financing transactions, we believe that existing cash and cash equivalents, and operating cash flows will be sufficient to support our expected operating and capital expenditures, as well as debt service obligations, during at least the next 12 months. We had cash, cash equivalents, and marketable securities balances of $87.7 million as of December 31, 2014 and $187.5 million as of March 31, 2014. We expended $36.0 million and $16.2 million in cash to purchase shares of our common stock through our share repurchase program during the nine months ended December 31, 2014 and 2013, respectively. We expended $70.2 million and $46.0 million in cash for acquisitions during the nine months ended December 31, 2014 and 2013, respectively.
Cash Flows
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income attributable to common stockholders on an annual basis. Net cash flows provided by operating activities were $65.2 million and $73.6 million for the nine months ended December 31, 2014 and 2013, respectively. The decrease in net cash flows provided by operating activities for the nine months ended December 31, 2014 was due to the timing of member payments received and, to a lesser extent, an increase in certain acquisition-related earn-out payments classified as cash flows used in operating activities.
Net cash flows provided by operating activities were $76.7 million and $83.3 million in fiscal 2014 and 2013, respectively. The decrease in net cash flows provided by operating activities in fiscal 2014 was primarily due to the timing of certain vendor payments.
Cash flows from investing activities. Our cash management, investment and acquisition strategy, and capital expenditure programs affect investing cash flows. For the nine months ended December 31, 2014, net cash flows provided by investing activities were $29.3 million compared to cash used in investing activities of $91.2 million for the nine months ended December 31, 2013. Net cash flows used in investing activities were $125.6 million and $106.9 million in fiscal 2014 and 2013, respectively.
In the nine months ended December 31, 2014, investing activities provided $29.3 million in cash, primarily consisting of net redemptions of $151.4 million of marketable securities, partially offset by capital expenditures of $52.0 million, and expenditures of $70.2 million for our acquisitions of HealthPost, GradesFirst, and Clinovations.
In the nine months ended December 31, 2013, investing activities used $91.2 million in cash, primarily consisting of expenditures of $46.0 million for our acquisitions of Care Team Connect and MRS, capital expenditures of $39.4 million, a contribution of $15.6 million to Evolent LLC, and net redemptions of $9.9 million of marketable securities.
In fiscal 2014, investing activities used $125.6 million in cash, primarily consisting of capital expenditures of $49.1 million, expenditures of $46.0 million for our acquisitions of Care Team Connect and MRS, a contribution of $15.6 million to Evolent LLC, and net purchases of $14.8 million of marketable securities.
In fiscal 2013, investing activities used $106.9 million in cash, primarily consisting of capital expenditures of $40.4 million, expenditures of $31.9 million for our acquisitions of 360Fresh and ActiveStrategy, net purchases of $31.3 million of marketable securities, and the purchase of a $4.4 million note receivable from Evolent, partially offset by $1.1 million released from escrow related to the sale of OptiLink.
Cash flows from financing activities. We had net cash flows used in financing activities of $44.6 million for the nine months ended December 31, 2014 compared to cash provided by financing activities of $12.5 million for the nine months ended December 31, 2013. Cash flows provided by financing activities totaled $14.2 million and $20.8 million in fiscal 2014 and 2013, respectively.
In the nine months ended December 31, 2014, we had net cash flows used in financing activities of $44.6 million, consisting of our repurchase of 731,559 shares of our common stock for approximately $36.0 million, a $6.1 million payment for the acquisition of a non-controlling interest, and our use of $7.6 million to satisfy minimum employee tax withholding for vested restricted stock units. The effect of those items was partially offset by our receipt of $4.3 million from the exercise of stock options, $0.4 million in excess tax benefits resulting from the exercise of employee options, and $0.4 million from the issuance of common stock under our employee stock purchase plan.
In the nine months ended December 31, 2013, we had net cash flows provided by financing activities of $12.5 million, consisting of $17.5 million from the exercise of stock options, $16.6 million in excess tax benefits resulting from the exercise of employee options, and $0.4 million from the issuance of common stock under our employee stock purchase plan. The effect of those items was partially offset by our repurchase of 286,232 shares of our common stock for approximately $16.2 million and our use of $5.8 million to satisfy minimum employee tax withholding for vested restricted stock units.
In fiscal 2014, we had net cash flows provided by financing activities of $14.2 million, consisting of $22.0 million from the exercise of stock options, $19.5 million in excess tax benefits resulting from the exercise of employee options, and $0.5 million from the issuance of common stock under our employee stock purchase plan. The effect of those items was partially offset by our repurchase of 376,532 shares of our common stock for approximately $21.9 million and our use of $5.9 million to satisfy minimum employee tax withholding for vested restricted stock units.
In fiscal 2013, we had net cash flows provided by financing activities of $20.8 million, consisting of $24.1 million from the exercise of stock options, $20.5 million in excess tax benefits resulting from the exercise of employee options, and $0.4 million from the issuance of common stock under our employee stock purchase plan. The effect of those items was partially offset by our repurchase of 98,433 shares of our common stock for approximately $18.0 million, our use of $4.1 million to satisfy minimum employee tax withholding for vested restricted stock units, $1.4 million expended in acquisition-related earn-out payments, and $0.8 million used to pay credit facility issuance costs.
2012 Revolving Credit Facility
On July 30, 2012, we obtained a $150.0 million five-year senior secured revolving credit facility, or 2012 revolving credit facility, under a credit agreement with a syndicate of lenders. For a description of the terms of this facility, which was terminated on January 9, 2015, see “Note 12, revolving credit facility,” to the consolidated financial statements included elsewhere in this report. No amounts were outstanding under the facility as of December 31, 2014.
2015 Senior Secured Credit Facilities
For a description of the transactions in which we terminated our 2012 revolving credit facility on January 9, 2015 and replaced the credit facilities we obtained on January 9, 2015 with the credit facilities described below, see “Business – Recent Developments – Financing Transactions.”

On February 6, 2015, we entered into a credit agreement, dated as of February 6, 2015, with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties to the agreement. The lenders under the credit agreement on the closing date of February 6, 2015 provided us with $675 million of senior secured credit facilities, or credit facilities, for application to the prepayment of all borrowings then outstanding under our prior credit agreement.

The credit facilities consist of (a) a five-year senior secured term loan facility, or term facility, in the original principal amount of $575 million and (b) a five-year senior secured revolving credit facility, or revolving facility, under which up to $100 million principal amount of borrowings and other credit extensions may be outstanding at any time.

The Advisory Board Company is the borrower under the credit facilities. The Advisory Board Company’s obligations under the credit facilities are guaranteed by our domestic subsidiaries, subject to certain exceptions, and the obligations of The Advisory Board Company and the subsidiary guarantors under the credit facilities are secured by a first-priority security interest in substantially all of the assets of The Advisory Board Company and such domestic subsidiaries.

The credit facilities contain customary negative covenants restricting certain actions that may be taken by us and our subsidiaries. Subject to specified exceptions, these covenants limit our ability and the ability of our subsidiaries to incur indebtedness, create liens on their assets, pay cash dividends, repurchase our common stock and make other restricted payments, make investments in or loans to other parties, sell assets, engage in mergers and acquisitions, enter into transactions with affiliates, enter into sale and leaseback transactions, and change their businesses. The credit facilities also contain customary affirmative covenants, including, among others, covenants requiring compliance with laws, maintenance of corporate existence, licenses, properties and insurance, payment of taxes and performance of other material obligations, and delivery of financial and other information to the lenders. The credit facilities contain customary events of default, including a change of control of The Advisory Board Company. We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of each fiscal quarter, for a period consisting of our most recently completed four fiscal quarters.

All $575 million of term loans available under the term facility were drawn on the facility closing date to prepay all borrowings outstanding under our prior credit agreement. We will be able to elect, subject to pro forma compliance with the foregoing financial covenants and other customary conditions, to solicit the lenders under the credit facilities or other prospective lenders to add one or more incremental term loan facilities to the credit facilities or to increase commitments under the revolving facility in an aggregate amount of no more than (a) $150 million plus (b) the amount of voluntary prepayments of borrowings under the credit facilities not funded with the incurrence of other long-term indebtedness. Any such voluntary prepayments of loans under the revolving facility must be accompanied by permanent reductions of commitments under the revolving facility.

To the extent not previously paid, the term facility will mature, and all term loans outstanding under the facility will become due and payable, on February 6, 2020. The term loans are repayable in quarterly installments, commencing with the quarter ending on June 30, 2015, equal to a specified percentage of the aggregate principal amount drawn on the facility closing date, as follows: (a) 1.25% for each of the first eight full fiscal quarters following the facility closing date; (b) 2.5% for each of the ninth through twelfth full fiscal quarters following the facility closing date; and (c) 3.75% for each of the thirteenth through nineteenth full fiscal quarters following the facility closing date. We also are required to make principal prepayments under the term facility from the net proceeds of specified types of asset sales, casualty events and incurrences of debt. We may voluntarily prepay outstanding term loans without premium or penalty.

Amounts drawn under the term facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate, or LIBOR, plus an initial margin of 2.75%, subject in each case to margin reductions based on our total leverage ratio from time to time. The interest rate on the alternate base rate loans will fluctuate as the base rate fluctuates, while the interest rate on the LIBOR loans will be adjusted at the end of each applicable interest period. Interest on alternate base rate loans will be payable quarterly in arrears, while interest on the LIBOR loans will be payable at the end of each applicable interest period, except that, in the case of any interest period longer than three months, interest will be payable at the end of each three-month period.

The revolving facility was undrawn at the facility closing date. The revolving facility will mature, and all revolving loans outstanding under the facility will become due and payable, on February 6, 2020. The facility loans may be borrowed, repaid, and reborrowed from time to time during the term of the facility. We may use the proceeds of borrowings under the revolving facility, when drawn, to finance working capital needs and for general corporate purposes, including permitted acquisitions.

Amounts drawn under the revolving facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate plus an initial margin of 2.75%, subject in each case to margin reductions based on our total leverage ratio from time to time.

We are obligated to pay a commitment fee at an initial rate of 0.40%, subject to reduction based on our total leverage ratio from time to time, accruing on the average daily amount of available commitments under the revolving facility.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2014. These obligations relate to leases for our headquarters and other offices as well as a non-cancelable agreement for the purchase of data. These are more fully described in Note 16, “Commitments and contingencies,” to our consolidated financial statements included elsewhere in this report.

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-cancelable operating leases	$78,717	$17,200	$32,636	$21,331	$7,550
Purchase obligation	$11,000	$5,000	$5,000	$1,000	$—
In addition to the contractual obligations above, as of December 31, 2014 we have payments of up to $12.9 million contingently payable through December 31, 2014 related to business acquisitions. For additional detail, see Note 4, “Fair value measurements,” to our consolidated financial statements included elsewhere in this report. The table above does not reflect payment obligations under the senior secured credit facilities we obtained on February 6, 2015 and which are described above.

Share Repurchase Program
In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. This authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008 and up to $450 million in May 2013. We intend to fund any future share repurchases with cash on hand and with cash generated from operations. No minimum number of shares for repurchase has been fixed, and the share repurchase authorization has no expiration date. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. As of December 31, 2014, the remaining authorized repurchase amount was $51.2 million. Our ability to repurchase common stock is restricted by the covenants in our senior secured credit facilities.
Exercise of Stock Options and Purchases Under Our Employee Stock Purchase Plan
Options granted to participants under our stock-based incentive compensation plans that were exercised to acquire shares generated cash of approximately $4.3 million and $17.5 million in the nine months ended December 31, 2014 and 2013, respectively, and $22.0 million and $24.1 million for fiscal 2014 and 2013, respectively, from payment of option exercise prices.
Cash flows of approximately $0.4 million and $0.4 million for the nine months ended December 31, 2014 and 2013, respectively, and $0.5 million and $0.4 million for fiscal 2014 and 2013, respectively, were provided by discounted stock purchases by participants under our employee stock purchase plan.
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.
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
Revenue Recognition
Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectibility is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member, and fees receivable during the subsequent twelve-month period and related deferred revenue are recorded upon the commencement of the membership or collection of fees, if earlier. In many of our higher priced programs and membership agreements with terms that are greater than one year, fees may be billed on an installment basis.
Our membership agreements with our customers generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: best practices research; executive education curricula; cloud-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and performance technology software. Access to such deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables, we review the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery, and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If we determine that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. Because of the unique nature of our products, neither vendor specific objective evidence nor third-party evidence is available. Therefore, we utilize best estimate of selling price to allocate arrangement consideration in multiple element arrangements. Best estimate of selling price is an estimate and, as such, could change over time.
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
Basis of Presentation and Consolidation
We may enter into various agreements with unrelated third parties to provide, directly or indirectly, services to our members or prospective members. We must determine for each of these business arrangements, which could include an investment by us in the third party, whether to consolidate the third party or account for our investment under the equity or cost basis of accounting. We determine whether to consolidate certain entities based on our rights and obligations under the agreements, applying the applicable accounting guidance. For investment interests that we do not consolidate, we evaluate the guidance to determine the accounting framework to apply. The application of the rules in evaluating the accounting treatment for each agreement is complex and requires substantial management judgment. Therefore, we believe the decision to choose an appropriate accounting framework is a critical accounting estimate. We evaluate our accounting for investments on a regular basis, including when a significant change in the design of an entity occurs.
Property and Equipment
Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal use software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership programs, we provide performance technology software under a hosting arrangement where the software application resides on our or our service providers’ hardware. The members do not take delivery of the software and only receive access to the software during the term of their membership agreement.
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
Acquired developed technology represents the fair value of technology acquired through a business combination that resides on our or our service providers’ hardware and is made available to members through the memberships. Amortization for acquired developed software is included in the depreciation and amortization line item of our consolidated statements of operations. Acquired developed software is amortized over its estimated useful life of six years based on the cash flow estimate used to determine the value of the intangible asset at its acquisition.
Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.
Business Combinations
We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration are recognized at their fair value on the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in a valuation allowance are recognized as a reduction or increase to expense or as a direct adjustment to additional paid-in capital as required. We capitalize any acquired in-process research and development as an intangible asset and amortize it over its estimated useful life. Acquisition-related costs are recorded as expenses in the consolidated financial statements. Increases or decreases in the fair value of contingent consideration obligations resulting from changes in the estimates of earn-out results can materially impact the financial statements. As of December 31, 2014, we had a liability of $12.9 million for contingent consideration related to acquisitions.
Goodwill and Other Intangible Assets
The excess cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. Goodwill and other intangible assets with indefinite lives are not amortized, as historically these assets have been tested for impairment on an annual basis as of March 31, or more frequently if events or changes in circumstances indicate potential impairment. In conjunction with our change in fiscal year and beginning in the nine-month period ended December 31, 2014, we changed the date we perform our annual test for impairment to October 1, the first day of the fourth quarter of our new fiscal year. We assess goodwill impairment at the reporting unit level.
When testing for impairment, we first perform a qualitative assessment on a reporting unit to determine whether further quantitative impairment testing is necessary. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. We determine the fair value of our reporting units based on the income approach, under which the fair value of a reporting unit is calculated based on the present value of estimated future cash flows and other market data. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates, and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur. Based on our qualitative assessment as of October 1, 2014, we had no reporting unit that our management believed was at risk of failing an impairment test that would result in an impairment charge. No quantitative testing was therefore deemed necessary. No changes were noted which would affect our conclusions as of December 31, 2014.
Other intangible assets consist of capitalized software for sale and acquired intangibles. We capitalize consulting costs and payroll and payroll-related costs for employees directly related to building a software product once technological feasibility is established. We determine that technological feasibility is established by the completion of a detailed program design or, in its absence, completion of a working model. Once the software product is ready for general availability, we cease capitalizing costs and begin amortizing the intangible asset on a straight-line basis over its estimated useful life through depreciation and amortization on our consolidated statements of operations. The weighted average estimated useful life of capitalized software is five years. Other intangible assets include assets that arise from business combinations and that consist of developed technology for both internal use and for sale, non-competition covenants, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over six months to ten years. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
A reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures is provided below (unaudited, in thousands):

	Nine Months Ended		Year Ended
	December 31,		March 31,
	2014	2013	2014	2013
Net (loss) income attributable to common stockholders	$(1,699)	16,465	$24,752	$23,408
Equity in loss of unconsolidated entities	6,540	3,320	6,051	6,756
Accretion of non-controlling interest to redemption value	6,253	—	—	—
Provision for income taxes from continuing operations	4,831	12,311	19,208	18,023
Other expense (income), net	1,327	(1,974)	(2,706)	(2,604)
Depreciation and amortization	29,994	21,952	30,420	20,308
Impairment of capitalized software	2,086	—	—	—
Acquisition and transaction charges	4,592	573	573	851
Vacation accrual charge related to change in fiscal year (1)	850	—	—	—
Fair value adjustments to acquisition-related earn-out liabilities	(600)	(250)	(4,350)	3,759
Stock-based compensation expense	17,965	13,794	18,217	13,913
Adjusted EBITDA	$72,139	$66,191	$92,165	$84,414
—————————————

(1)
The company maintains a "use it or lose it" employee vacation policy based on a March 31 fiscal year end. During the transition period, and in anticipation of the fiscal year end change described in this report, the Company recorded an incremental adjustment to vacation accrual. We expect that this liability will be utilized by March 31, 2015 as employees either use or lose vacation. Prior amounts were not material.

	Nine Months Ended		Year Ended
	December 31,		March 31,
	2014	2013	2014	2013
Net (loss) income attributable to common stockholders	$(1,699)	$16,465	$24,752	$23,408
Equity in loss of unconsolidated entities	6,540	3,320	6,051	6,756
Accretion of non-controlling interest to redemption value	6,253	—	—	—
Amortization of acquisition-related intangibles, net of tax	5,651	3,790	5,221	3,804
Impairment of capitalized software, net of tax	1,502	—	—	—
Acquisition and similar transaction charges, net of tax	3,275	352	352	525
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	(499)	(154)	(2,675)	2,331
Gain on investment in common stock warrants, net of tax	108	—	—	(68)
Vacation accrual charge related to change in fiscal year, net of tax	777	—	—	—
Stock-based compensation expense, net of tax	13,492	8,484	11,204	8,686
Adjusted net income (2)	$35,400	$32,257	$44,905	$45,442

(2)	Effective tax rate used to calculate "net of tax" for the nine month period amounts excludes the effect of taxes of $828,000, related to unconsolidated equity method investment.

	Nine Months Ended		Year Ended
	December 31,		March 31,
	2014	2013	2014	2013
GAAP (loss) earnings per diluted share	$(0.05)	$0.45	$0.67	$0.64
Equity in loss of unconsolidated entities	0.18	0.09	0.17	0.19
Accretion of non-controlling interest to redemption value	0.18	—	—	—
Amortization of acquisition-related intangibles, net of tax	0.16	0.10	0.14	0.11
Impairment of capitalized software, net of tax	0.04	—	—	—
Acquisition and similar transaction charges, net of tax	0.09	0.01	0.01	0.01
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	(0.01)	—	(0.07)	0.06
Gain on investment in common stock warrants, net of tax	—	—	—	—
Vacation accrual charge related to change in fiscal year, net of tax	0.02	—	—	—
Stock-based compensation expense, net of tax	0.37	0.23	0.30	0.24
Non-GAAP earnings per diluted share	$0.98	$0.88	$1.22	$1.25

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk. We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is designed for safety of principal and liquidity and, after December 31, 2014, on our variable-rate debt outstanding under our senior secured credit facilities. Cash and cash equivalents include investments in highly liquid U.S. Treasury obligations with maturities of less than three months. As of December 31, 2014, our marketable securities consisted of $12.8 million in tax-exempt notes and bonds issued by various states, and $1.9 million in U.S. government-sponsored enterprise securities. The weighted average maturity on all our marketable securities as of December 31, 2014 was approximately 8.0 years. We perform periodic evaluations of the relative credit ratings related to our cash, cash equivalents, and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. Because of the nature of our investments we have not prepared quantitative disclosure for interest rate sensitivity in accordance with Item 305 of the SEC’s Regulation S-K as we believe the effect of interest rate fluctuations would not be material.
As of the date of this report, we also are exposed to interest rate risk associated with the $575 million principal amount of variable-rate debt we incurred in February 6, 2015 under our senior secured term loan facility. Amounts drawn under the term facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate, plus an initial margin of 2.75%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of the date of this report, our outstanding term loans accrued interest at an annual rate of 3.01%. A 10 percent increase in LIBOR would increase our annual cash interest expense on our variable-rate debt by approximately $0.1 million.
Foreign Currency Risk. Our international operations, which accounted for approximately 3.9% of our revenue for the nine months ended December 31, 2014, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily the British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. For the nine months ended December 31, 2014 and 2013, we recorded a foreign currency exchange loss of $1.7 million and $0.2 million, respectively. In fiscal 2014 and 2013, we recorded a foreign currency exchange loss of $0.2 million and $0.5 million, respectively. These amounts are included in other income, net in our consolidated statements of operations. A hypothetical 10% change in foreign currency exchange rates would not have a material impact on our financial position as of December 31, 2014.

Item 8. Financial Statements and Supplementary Data.
Report of Management’s Assessment of Internal Control Over Financial Reporting
Management is responsible for the preparation and integrity of our consolidated financial statements appearing in our Transition Report. Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in our consolidated financial statements.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
We excluded Clinovations LLC, which is included in our consolidated financial statements, from our assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination on November 7, 2014 and accounted for less than 1% of total and net assets, as of December 31, 2014 and less than 1% and 5% of revenues and net income, respectively, for the nine months then ended.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, an independent registered public accounting firm which has issued a report on our consolidated financial statements included in this Transition Report, has issued an attestation report on the effectiveness of internal control over financial reporting, which is included herein.

/s/ Robert W. Musslewhite

Robert W. Musslewhite
Chief Executive Officer and Director
March 4, 2015

/s/ Michael T. Kirshbaum

Michael T. Kirshbaum
Chief Financial Officer and Treasurer
March 4, 2015

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of
The Advisory Board Company and subsidiaries
We have audited The Advisory Board Company and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Advisory Board Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Clinovations, LLC which is included in the December 31, 2014 consolidated financial statements of The Advisory Board Company and subsidiaries and constituted less than 1% of total and net assets as of December 31, 2014 and less than 1% and 5% of revenues and net income, respectively, for the nine months then ended. Our audit of internal control over financial reporting of The Advisory Board Company and subsidiaries also did not include an evaluation of the internal control over financial reporting of Clinovations, LLC.

In our opinion, The Advisory Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of December 31, 2014 and March 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the transition period ended December 31, 2014 and for each of the two years in the period ended March 31, 2014 of The Advisory Board Company and subsidiaries, and our report dated March 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 4, 2015

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
The Board of Directors and Stockholders of
The Advisory Board Company and subsidiaries
We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of December 31, 2014 and March 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the nine months ended December 31, 2014 and for each of the two years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Evolent Health LLC, as of December 31, 2014 and for the nine months ended December 31, 2014, a corporation in which the Company has an 11.3% interest as of December 31, 2014. In the consolidated financial statements, the Company’s investment in Evolent Health LLC is stated at $9.3 million as of December 31, 2014 and the Company’s equity in the net loss of Evolent Health LLC is stated at $6.5 million for the nine months ended December 31, 2014. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Evolent Health LLC, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries at December 31, 2014 and March 31, 2014, and the consolidated results of their operations and their cash flows for the nine months ended December 31, 2014 and for each of the two years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Advisory Board Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 4, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Evolent Health LLC:

In our opinion, the accompanying balance sheet and the related statements of operations and comprehensive loss, of changes in members’ equity and redeemable preferred units and of cash flows present fairly, in all material respects, the financial position of Evolent Health LLC at December 31, 2014, and the results of its operations and its cash flows for the nine months ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 2, 2015

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$72,936	$23,129
Marketable securities, current	14,714	2,452
Membership fees receivable, net	539,061	447,897
Prepaid expenses and other current assets	23,254	27,212
Deferred income taxes, current	14,695	5,511
Total current assets	664,660	506,201
Property and equipment, net	135,107	102,457
Intangible assets, net	38,973	33,755
Deferred incentive compensation and other charges	86,045	86,147
Marketable securities, net of current portion	—	161,944
Goodwill	186,895	129,424
Investments in and advances to unconsolidated entities	9,316	15,857
Other non-current assets	5,370	5,550
Total assets	$1,126,366	$1,041,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$501,785	$459,827
Accounts payable and accrued liabilities	80,284	77,815
Accrued incentive compensation	32,073	28,471
Total current liabilities	614,142	566,113
Deferred revenue, net of current portion	167,014	127,532
Deferred income taxes, net of current portion	9,855	1,556
Other long-term liabilities	15,304	8,975
Total liabilities	806,315	704,176
Redeemable noncontrolling interest	—	100
The Advisory Board Company’s stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 36,087,754 and 36,321,825 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	361	363
Additional paid-in capital	442,528	429,932
Accumulated deficit	(122,920)	(91,468)
Accumulated other comprehensive income (loss)	82	(1,541)
Total stockholders’ equity controlling interest	320,051	337,286
Equity attributable to noncontrolling interest	—	(227)
Total stockholders’ equity	320,051	337,059
Total liabilities and stockholders’ equity	$1,126,366	$1,041,335

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Nine Months Ended December 31,		Year Ended March 31,
	2014	2013	2014	2013
		(unaudited)
Revenue	$436,228	$382,595	$520,596	$450,837
Costs and expenses:
Cost of services, excluding depreciation and amortization	230,169	205,328	272,523	237,605
Member relations and marketing	81,244	69,886	96,298	85,264
General and administrative	75,483	55,426	74,169	62,185
Depreciation and amortization	29,994	21,952	30,420	20,308
Impairment of capitalized software	2,086	—	—	—
Operating income	17,252	30,003	47,186	45,475
Other (expense) income, net	(1,327)	1,974	2,706	2,604
Income before provision for income taxes and equity in loss of unconsolidated entities	15,925	31,977	49,892	48,079
Provision for income taxes	(4,831)	(12,311)	(19,208)	(18,023)
Equity in loss of unconsolidated entities	(6,540)	(3,320)	(6,051)	(6,756)
Net income before allocation to noncontrolling interest	4,554	16,346	24,633	23,300
Net loss and accretion to redemption value attributable to noncontrolling interest	(6,253)	119	119	108
Net (loss) income attributable to common stockholders	$(1,699)	$16,465	$24,752	$23,408

Net (loss) income attributable to common stockholders per share — basic	(0.05)	0.46	0.69	0.67
Net (loss) income attributable to common stockholders per share — diluted	(0.05)	0.45	0.67	0.64
Weighted average number of shares outstanding:
Basic	36,213	35,812	35,909	34,723
Diluted	36,213	36,876	36,959	36,306
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Nine Months Ended December 31,		Year Ended March 31,
	2014	2013	2014	2013
		(unaudited)
Net (loss) income attributable to common stockholders	$(1,699)	$16,465	$24,752	$23,408
Other comprehensive income:
Net unrealized gains (losses) on marketable securities, net of tax	1,623	(3,757)	(2,802)	55
Comprehensive (loss) income	$(76)	$12,708	$21,950	$23,463
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated Elements of Other Comprehensive Income (Loss)
	Common Shares		Additional Paid-in Capital	Retained Earnings		Treasury Stock	Noncontrolling Interest
	Stock	Amount						Total
Balance as of March 31, 2012	33,729,780	$235	$315,648	$190,000	$1,206	$(289,784)	$—	$217,305
Proceeds from exercise of stock options	1,470,978	12	24,137	—	—	—	—	24,149
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	202,865	1	(4,140)	—	—	—	—	(4,139)
Excess tax benefits from stock-based awards	—	—	20,535	—	—	—	—	20,535
Proceeds from issuance of common stock under employee stock purchase plan	7,748	—	363	—	—	—	—	363
Stock-based compensation expense	—	—	13,913	—	—	—	—	13,913
Release of Southwind earn-out payable in common stock	112,408	1	5,338	—	—	—	—	5,339
Retirement of treasury stock	—	(70)	—	(307,714)	—	307,784	—	—
Stock Split	—	172	(172)	—	—	—	—	—
Purchases of treasury stock	(385,314)	—	—	—	—	(18,000)	—	(18,000)
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($33)	—	—	—	—	55	—	—	55
Net income	—	—	—	23,408	—	—	(108)	23,300
Balance as of March 31, 2013	35,138,465	$351	$375,622	$(94,306)	$1,261	$—	$(108)	$282,820
Proceeds from exercise of stock options	1,323,728	13	22,023	—	—	—	—	22,036
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	227,202	2	(5,920)	—	—	—	—	(5,918)
Excess tax benefits from stock-based awards	—	—	19,476	—	—	—	—	19,476
Proceeds from issuance of common stock under employee stock purchase plan	8,962	—	514	—	—	—	—	514
Stock-based compensation expense	—	—	18,217	—	—	—	—	18,217
Retirement of treasury stock	—	(3)	—	(21,914)	—	21,917	—	—
Purchases of treasury stock	(376,532)	—	—	—	—	(21,917)	—	(21,917)
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($1,760)	—	—	—	—	(2,802)	—	—	(2,802)
Net income	—	—	—	24,752	—	—	(119)	24,633
Balance as of March 31, 2014	36,321,825	$363	$429,932	$(91,468)	$(1,541)	$—	$(227)	$337,059
Proceeds from exercise of stock options	233,999	3	4,294	—	—	—	—	4,297
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	254,248	3	(7,611)	—	—	—	—	(7,608)
Excess tax benefits from stock-based awards	—	—	392	—	—	—	—	392
Proceeds from issuance of common stock under employee stock purchase plan	9,241	—	432	—	—	—	—	432
Stock-based compensation expense	—	—	17,964	—	—	—	—	17,964
Retirement of treasury stock	—	(8)	—	(36,006)	—	36,014	—	—
Purchases of treasury stock	(731,559)	—	—	—	—	(36,014)	—	(36,014)
Net activity related to noncontrolling interests	—	—	3,378	—	—	—	227	3,605
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($1,147)	—	—	—	—	1,623	—	—	1,623
Net income	—	—	(6,253)	4,554	—	—	—	(1,699)
Balance as of December 31, 2014	36,087,754	$361	$442,528	$(122,920)	$82	$—	$—	$320,051
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended December 31,		Year Ended March 31,
	2014	2013	2014	2013
		(unaudited)
Cash flows from operating activities:
Net income before allocation to noncontrolling interest	$4,554	16,346	$24,633	$23,300
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	29,994	21,952	30,420	20,308
Impairment of capitalized software	2,086	—	—	—
Deferred income taxes	(1,083)	(585)	7,795	641
Excess tax benefits from stock-based awards	(392)	(16,583)	(19,476)	(20,535)
Stock-based compensation expense	17,964	13,794	18,217	13,913
Amortization of marketable securities premiums	1,274	2,020	2,667	2,031
Loss / (Gain) on investment in common stock warrants	180	—	—	(100)
Equity in loss of unconsolidated entities	6,540	3,320	6,051	6,756
Changes in operating assets and liabilities:
Membership fees receivable	(82,689)	(79,697)	(63,077)	(87,672)
Prepaid expenses and other current assets	4,936	16,264	7,741	(7,469)
Deferred incentive compensation and other charges	102	(11,548)	(12,645)	(20,133)
Deferred revenues	78,160	101,861	72,137	110,099
Accounts payable and accrued liabilities	5,107	3,921	4,277	50,290
Acquisition-related earn-out payments	(3,348)	(2,212)	(2,212)	(3,011)
Accrued incentive compensation	3,602	3,877	7,065	2,342
Other long-term liabilities	(1,815)	855	(6,891)	(7,499)
Net cash provided by operating activities	65,172	73,585	76,702	83,261
Cash flows from investing activities:
Purchases of property and equipment	(48,134)	(35,692)	(44,058)	(36,979)
Capitalized external use software development costs	(3,826)	(3,722)	(5,071)	(3,393)
Cash paid for acquisition, net of cash acquired	(70,208)	(46,036)	(46,036)	(31,887)
Proceeds from sale of discontinued operations, net of selling costs	—	—	—	1,050
Investments in and loans to unconsolidated entities	—	(15,641)	(15,641)	(4,358)
Redemptions of marketable securities	151,420	48,676	56,647	35,376
Purchases of marketable securities	—	(38,762)	(71,419)	(66,710)
Net cash provided by / (used in) investing activities	29,252	(91,177)	(125,578)	(106,901)
Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	4,294	17,478	22,023	24,137
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(7,611)	(5,796)	(5,920)	(4,140)
Contributions from noncontrolling interest	—	—	—	100
Payment for acquisition of noncontrolling interest	(6,110)	—	—	—
Credit facility issuance costs	—	—	—	(769)
Proceeds from issuance of common stock under employee stock purchase plan	432	374	514	363
Excess tax benefits from stock-based awards	392	16,583	19,476	20,535
Acquisition-related earn-out payments	—	—	—	(1,400)
Purchases of treasury stock	(36,014)	(16,159)	(21,917)	(17,999)
Net cash (used in) / provided by financing activities	(44,617)	12,480	14,176	20,827
Net increase / (decrease) in cash and cash equivalents	49,807	(5,112)	(34,700)	(2,813)
Cash and cash equivalents, beginning of period	23,129	57,829	57,829	60,642
Cash and cash equivalents, end of period	$72,936	$52,717	$23,129	$57,829
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes	$32	$508	$(633)	$3,491
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business description
The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provides best practices research and insight, performance technology software, consulting and management services, and data- and tech-enabled services through discrete programs to hospitals, health systems, pharmaceutical and biotechnology companies, health care insurers, medical device companies, and colleges, universities, and other health care-focused organizations and educational institutions. Members of each subscription-based membership program are typically charged a separate fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry services, cloud-based business intelligence and software applications, consulting and management services, and tech-enabled services.

Note 2.	Summary of significant accounting policies
Basis of presentation and consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company uses the equity method to account for equity investments in instances in which it owns common stock or securities deemed to be in-substance common stock and has the ability to exercise significant influence, but not control, over the investee and for all investments in partnerships or limited liability companies where the investee maintains separate capital accounts for each investor. Investments in which the Company holds securities that are not in-substance common stock, or holds common stock or in-substance common stock, but has little or no influence over the investee, are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated.
Fiscal year
The Company changed its fiscal year to the calendar twelve months ending December 31, effective beginning with the period ended on December 31, 2014. As a result, the current fiscal period was shortened from twelve months to a nine-month transition period ended on December 31, 2014. In these consolidated statements, including the notes thereto, the current period financial results ended December 31, 2014 are for a nine-month period. Audited results for the twelve months ended March 31, 2014 and 2013 are both for twelve-month periods. In addition, the Company's consolidated statements of operations and consolidated statements of cash flows include unaudited comparative amounts for the nine-month period ended December 31, 2013. All references herein to a fiscal year prior to December 31, 2014 refer to the twelve months ended March 31 of such year.
Use of estimates in preparation of consolidated financial statements
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require the Company to make certain estimates, judgments, and assumptions. For cases where the Company is required to make certain estimates, judgments, and assumptions, the Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected. The Company’s estimates, judgments, and assumptions may include: estimates of bad debt reserves; estimates to establish employee bonus and commission accruals; estimates to establish vacation accruals; estimates of the fair value of contingent earn-out liabilities; estimates of the useful lives of acquired or internally developed intangible assets; estimates of the fair value of goodwill and intangibles and evaluation of impairment; determination of when investment impairments are other-than-temporary; estimates of the recoverability of deferred tax assets; and estimates of the potential for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
Cash equivalents and marketable securities
Included in cash equivalents are marketable securities with original maturities of three months or less at purchase. Investments with original maturities of more than three months are classified as marketable securities. As of December 31, 2014, all marketable securities are classified as current as they are expected to be liquidated within the next twelve months, regardless of their contractual maturity dates. As of December 31, 2014 and March 31, 2014, the Company’s marketable securities consisted of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds. The Company’s marketable securities, which are classified as available-for-sale, are carried at fair market value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income attributable to common stockholders and are included within accumulated other comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities.
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
Property and equipment
Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal use software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership programs, the Company provides software applications under a hosting arrangement where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and receive access to the software only during the term of their membership agreement.
Computer software development costs that are incurred in the preliminary project stage for internal use software are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once it is placed into operation. Internally developed capitalized software is classified as software within property and equipment and is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Amortization expense for internally developed capitalized software for the nine months ended December 31, 2014, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $9.3 million. Amortization expense for internally developed capitalized software for the fiscal years ended March 31, 2014 and 2013, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $9.2 million and $4.8 million, respectively.
Acquired developed technology represents the fair value of technology acquired through a business combination that resides on the Company’s or its service providers’ hardware and is made available to members though the memberships. Amortization for acquired developed software is included in depreciation and amortization on the consolidated statements of operations. Acquired developed software is amortized over a weighted average estimated useful life of six years based on the cash flow estimate used to determine the value of the intangible asset at its acquisition. The amount of acquired developed software amortization included in depreciation and amortization for the nine months ended December 31, 2014 was approximately $2.0 million . The amount of acquired developed software amortization included in depreciation and amortization for the fiscal years ended March 31, 2014 and 2013 was approximately $1.7 million and $0.9 million, respectively.
Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment. The amount of depreciation expense recognized on plant, property, and equipment during the nine months ended December 31, 2014 was approximately $11.4 million. The amount of depreciation expense recognized on plant, property, and equipment for the fiscal years ended March 31, 2014 and 2013 was approximately $11.5 million and $8.4 million, respectively.
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

Goodwill and other intangible assets
The excess cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. The primary factors that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. The Company’s goodwill and other intangible assets with indefinite lives are not amortized. During the transitional period ended December 31, 2014, the Company voluntarily changed the date of its annual goodwill impairment testing from the last day of its former fiscal year-end (March 31) to the first day of the fourth quarter of its new fiscal year (October 1). This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
When testing for impairment, the Company first performs a qualitative assessment on a reporting unit to determine whether further quantitative impairment testing is necessary. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value. If the quantitative testing is performed, the Company would determine the fair value of its reporting units based on the income approach and other market data. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The Company has two reporting units used to assess goodwill impairment.
Based on the Company’s qualitative assessment as of October 1, 2014, management believed that no reporting unit was at risk of failing an impairment test that would result in an impairment charge. No quantitative testing was therefore deemed necessary. No changes were noted which would affect the Company's conclusions as of December 31, 2014.
Other intangible assets consist of capitalized software for sale and acquired intangibles. The Company capitalizes consulting costs and payroll and payroll-related costs for employees directly related to building a software product for sale once technological feasibility is established. The Company determines that technological feasibility is established by the completion of a detailed program design or, in its absence, completion of a working model. Once the software product is ready for general availability, the Company ceases capitalizing costs and begins amortizing the intangible asset on a straight-line basis over its estimated useful life. The weighted average estimated useful life of capitalized software is five years. Other intangible assets include those assets that arise from business combinations and that consist of developed technology both for internal use and external sale, non-competition covenants, trademarks, contracts, and customer relationships that are amortized, on a straight-line basis, over one year to twelve years. Finite-lived intangible assets are required to be amortized over their useful lives and are evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Recovery of long-lived assets (excluding goodwill)
The Company records long-lived assets, such as property and equipment, at cost. The carrying value of long-lived assets is reviewed for possible impairment whenever events or changes in circumstances suggest the carrying value of a long-lived asset may not be fully recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of assets is impaired. If it is determined that an asset’s carrying value is impaired, a write-down of the carrying value of the identified asset will be recorded as an operating expense on the consolidated statements of operations in the period in which the determination is made.
Fair value of financial instruments
The Company’s short-term financial instruments consist of cash and cash equivalents, membership fees receivable, accrued expenses, and accounts payable. The carrying value of the Company’s financial instruments as of December 31, 2014 and March 31, 2014 approximates their fair value due to their short-term nature. The Company’s marketable securities consisting of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds are classified as available-for-sale and are carried at fair market value based on quoted market prices. The Company’s financial instruments also include cost method investments in private entities. These investments are in preferred securities that are not marketable and, therefore, management has concluded that it is not practicable to estimate the fair value of these financial instruments.

Derivative instruments
The Company holds warrants to purchase common stock in an entity that meet the definition of a derivative. Derivative instruments are carried at fair value on the consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized on the consolidated statements of operations in the period in which they occur.
Revenue recognition
Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectibility is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member, and fees receivable during the subsequent twelve-month period and related deferred revenue are recorded upon the commencement of the membership or collection of fees, if earlier. In many of the Company’s higher priced programs and membership agreements with terms that are greater than one year, fees may be billed on an installment basis.

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
Deferred compensation plan
The Company has a Deferred Compensation Plan (the "Plan") for certain employees to provide an opportunity to defer compensation on a pre-tax basis. The Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. Investment earnings associated with the Plan’s assets are included in other income, net while changes in individual participant account balances are recorded as compensation expense in the consolidated statements of operations. The Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company may make contributions in an amount equal to the amount of any 401(k) plan matching contribution that is not credited to the participant’s 401(k) account due to such employee's participation in the Plan. The Company did not make any discretionary contributions to the Plan in the nine months ended December 31, 2014 or in the fiscal years ended March 31, 2014 or 2013. The income earned and expense incurred related to the Plan was immaterial for the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013.
Operating leases
The Company recognizes rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods. Lease incentives relating to allowances provided by landlords are amortized over the term of the lease as a reduction of rent expense. The Company recognizes sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.
Stock-based compensation
The Company has several stock-based compensation plans which are described more fully in Note 14, “Stock-based compensation.” These plans provide for the granting of stock options and restricted stock units (“RSUs”) to employees, non-employee members of the Company’s Board of Directors and any other service providers who have been retained to provide consulting, advisory, or other services to the Company. Stock-based compensation cost is measured at the grant date of the stock-based awards based on their fair values, and is recognized as an expense in the consolidated statements of operations over the vesting periods of the awards. The fair value of RSUs, with the exception of RSUs issued with both performance and market-based conditions, is determined as the fair market value of the underlying shares on the date of grant. The fair value of RSUs issued with market-based conditions is calculated on the date of grant using a Monte Carlo option-pricing model. The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. The fair value of stock options issued with market-based conditions is calculated on the date of grant using a Monte Carlo option-pricing model. Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain.
For awards with performance conditions, the probability of achieving performance conditions and estimated time to achieve such performance conditions are measured at each reporting period and are used to determine when and in what amount to recognize stock-based awards with performance conditions.
Other (expense) income, net
Other expense, net for the nine months ended December 31, 2014 includes $1.1 million of interest income earned from the Company’s marketable securities, a $1.7 million loss on foreign exchange rates, $0.5 million in credit facility fees, a $0.1 million realized loss on sale of marketable securities, and a $0.2 million loss on an investment in common stock warrants. Other income, net for the fiscal year ended March 31, 2014 includes $3.3 million of interest income earned from the Company’s marketable securities, a $0.2 million loss on foreign exchange rates, $0.6 million in credit facility fees, and a $0.2 million realized gain on sale of marketable securities. Other income, net for the fiscal year ended March 31, 2013 includes $3.4 million of interest income earned from the Company’s marketable securities, a $0.5 million loss on foreign exchange rates, $0.3 million in credit facility fees, and a $0.1 million gain on an investment in common stock warrants.

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

Redeemable noncontrolling interest
Noncontrolling interests with redemption features, such as put options, that are not solely within the Company's control are considered a redeemable noncontrolling interest and are reported in the mezzanine section between liabilities and equity on the Company's consolidated balance sheets. The noncontrolling interest with redemption features is recorded at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income or loss or its redemption value. The redemption value is calculated, based on contractual agreements, in the period when it is determined to be probable that the noncontrolling interest will be redeemed. The difference between the carrying amount and the redemption value are recorded as a reduction to additional paid-in capital (because the Company has a deficit in retained earnings) on the balance sheet and a reduction to arrive at net income attributable to common stockholders on the consolidated statements of operations. Subsequent changes in the redemption value based on achievement of criteria specified in the applicable agreements are recorded in the period they occur. As of December 31, 2014, the Company had no redeemable noncontrolling interests, as the put option associated with such redeemable noncontrolling interests in effect as of March 31, 2014 was exercised prior to December 31, 2014.
Concentrations of risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of membership fees receivable, cash and cash equivalents, and marketable securities. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities constituting the Company’s membership base, and the Company establishes allowances for potential credit losses. No one member accounted for more than 1.5% of revenue for any period presented. The Company maintains cash and cash equivalents and marketable securities with financial institutions, which may at times exceed federally insured limits. Marketable securities consist of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents, and marketable securities.
In the nine-months ended December 31, 2014, the Company generated approximately 3.9% of revenue from members outside the United States. In the fiscal years ended March 31, 2014 and 2013, the Company generated approximately 3.1% and 4.0% of revenue, respectively, from members outside the United States. The Company’s limited international operations subject the Company to risks related to currency exchange fluctuations. Prices for the Company’s services sold to members located outside the United States are sometimes denominated in local currencies. Increases in the value of the U.S. dollar against local currencies in countries where the Company has members may result in a foreign exchange gain or loss recognized by the Company. Such foreign exchange gains or losses are included in other (expenses) income, net in the consolidated statement of operations.
Earnings per share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average common shares outstanding during the period. Diluted earnings per share ("diluted EPS") is computed by dividing net income attributable to common stockholders by the number of weighted average common shares increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive.
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Nine Months Ended December 31,		Year Ended March 31,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	36,213	35,812	35,909	34,723
Effect of dilutive outstanding stock-based awards	—	1,064	1,050	1,583
Diluted weighted average common shares outstanding	36,213	36,876	36,959	36,306
In the nine months ended December 31, 2014, 2.6 million shares related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. For fiscal years ended March 31, 2014 and 2013, 1.0 million and 341,000 shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

As of December 31, 2014, the Company had outstanding 1.0 million nonqualified stock options and 0.2 million RSUs that contained either performance or market conditions, or both, and therefore are treated as contingently issuable awards. These awards are excluded from the diluted EPS until the reporting period in which the necessary conditions are achieved. To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted EPS will be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. As of December 31, 2014, none of these contingently issuable awards have been included within the diluted EPS calculation.

Recent accounting pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all recent ASUs. ASUs not identified below were assessed and determined to be not applicable or are expected to have an immaterial impact on the Company’s consolidated financial position and results of operations.
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
Recently issued
In May 2014, the FASB issued accounting guidance related to revenue recognition. The new standard supersedes most of the existing revenue recognition guidance under GAAP, and requires revenue to be recognized when goods or services are transferred to a customer in an amount that reflects the consideration a company expects to receive. The new standard may require more judgment and estimates while recognizing revenue, which could result in additional disclosures to the financial statements. The standard is effective for the Company in the fiscal year ending December 31, 2017. The Company is currently evaluating the revenue recognition impact this guidance will have once implemented.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. It requires an assessment for a period of one year after the date on which the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. This ASU is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. Early application is permitted. The Company does not expect this ASU to have an impact on the Company’s consolidated financial statements or related disclosures.

Note 3.	Acquisitions
Increasing service to members through the introduction and expansion of new programs is a key component of the Company's growth strategy.  From time to time the Company supplements its organic new program development efforts with acquisitions that allow it to introduce new programs and services to its members, or that complement and enhance the value of existing programs through the addition of new capabilities.
Royall Acquisition Co.
On December 10, 2014, the Company entered into a material agreement to acquire 100% of the outstanding common stock of Royall Acquisition Co. ("Royall") for an estimated purchase price of approximately $850 million, subject to customary closing conditions. The Royall acquisition closed on January 9, 2015. Refer to Note 19, "Subsequent events," for further details regarding this acquisition.
Transition Period Acquisitions
During the nine months ended December 31, 2014, the Company completed three acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $71.3 million. The total purchase price has been allocated on a preliminary basis to identifiable assets acquired and liabilities assumed including $16.6 million to intangible assets with a weighted average amortization period of 8.3 years and $57.5 million to goodwill, of which $33.9 million is tax deductible. The completed acquisitions in the nine months ended December 31, 2014, both individually and in the aggregate, were not significant to the Company's consolidated results of operations.

Fiscal 2014 Acquisitions
During fiscal 2014, the Company completed two acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $46.0 million. In the aggregate, the Company allocated $11.4 million to intangible assets with a weighted average amortization period of 7.4 years and $33.7 million to goodwill. The goodwill is not deductible for tax purposes. The completed acquisitions in fiscal 2014, both individually and in the aggregate, were not significant to the Company's consolidated results of operations.
Fiscal 2013 Acquisitions
During fiscal 2013, the Company completed two acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $31.9 million. In the aggregate, the Company allocated $15.4 million to intangible assets with a weighted average amortization period of 7.0 years and $21.3 million to goodwill. The goodwill is not deductible for tax purposes. The completed acquisitions in fiscal 2013, both individually and in the aggregate, were not significant to the Company's consolidated results of operations.

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

Marketable securities. The Company’s marketable securities, consisting of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds, are classified as available-for-sale and are carried at market value based on quoted market prices.
Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members. The warrants are exercisable for up to 6,015,000 of the shares of the entity if and when certain performance criteria are met. The warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other income, net on the consolidated statements of operations. See Note 10, “Other non-current assets,” for additional information. The fair value of these warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of the underlying value of the common shares of the entity that issued the warrants and the estimate of level of performance criteria that will be achieved. The entity that issued the warrants is privately held and the estimate of performance criteria to be met is specific to the Company. These inputs are unobservable and are considered key estimates made by the Company.
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
Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The valuation can be determined using widely accepted valuation techniques, such as the market approach (comparable market prices) and the income approach (present value of future income or cash flow). As a basis for applying a market-based approach in fair value measurements, GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels are:

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine months ended December 31, 2014 or for the fiscal year ended March 31, 2014.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of	Fair value measurement as of December 31, 2014 using fair value hierarchy
	December 31, 2014	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$72,936	$72,936	$—	$—
Available-for-sale marketable securities (2)	14,714	—	14,714	—
Common stock warrants (3)	370	—	—	370
Financial liabilities
Contingent earn-out liabilities (4)	12,946	—	—	12,946

	Fair value as of	Fair value measurement as of March 31, 2014 using fair value hierarchy
	March 31, 2014	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$23,129	$23,129	$—	$—
Available-for-sale marketable securities (2)	164,396	—	164,396	—
Common stock warrants (3)	550	—	—	550
Financial liabilities
Contingent earn-out liabilities (4)	8,750	—	—	8,750

—————————————

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using quoted market prices of the assets.

(3)
The fair value of the common stock warrants as of December 31, 2014 and March 31, 2014 was calculated to be $0.22 per share and $0.44 per share, respectively, using a Black-Scholes-Merton model. The significant assumptions as of December 31, 2014 were as follows: risk-free interest rate of 1.6%; expected term of 4.46 years; expected volatility of 76.11%; dividend yield of 0%; weighted average share price of $0.49 per share; and expected warrants to become exercisable of approximately 1,776,500 shares. The significant assumptions as of March 31, 2014 were as follows: risk-free interest rate of 1.7%; expected term of 5.22 years; expected volatility of 36.77%; dividend yield of 0%; weighted average share price of $1.12 per share; and warrants expected to become exercisable between 1,000,000 and 1,400,000 shares.

(4)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.

Common stock warrants
The Company’s fair value estimate of the common stock warrants received in connection with its June 2009 investment was zero as of the investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. The change in the fair value of the warrants for the nine months ended December 31, 2014 was driven primarily by the net impact of changes in the underlying assumptions. There was no change in the fair value of the warrants for the fiscal year ended March 31, 2014.
The following table represents a reconciliation of the change in the fair value of the common stock warrants for the nine months ended December 31, 2014 and the fiscal year ended March 31, 2014 (in thousands):

	Nine Months Ended	Year Ended
	December 31, 2014	March 31, 2014
Beginning balance	$550	$550
Fair value change in common stock warrants (1)	(180)	—
Ending balance	$370	$550
—————————————

(1)	Amounts were recognized in other income, net on the consolidated statements of operations.
Contingent earn-out liabilities
The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) in December 2009. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. The fair value of the Southwind earn-out liability was impacted by changes in the Company’s stock price and by changes in estimates regarding expected operating results through the end of the evaluation period, which was December 31, 2014.
In October 2012, the Company transferred 112,408 shares of its common stock to the former owners of Southwind to satisfy the component of the contingent obligation payable in the Company’s common stock, which reduced the related earn-out liability by $5.4 million. As of December 31, 2014, $18.0 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of December 31, 2014, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation was $3.2 million, which will be paid in cash at various intervals through April 2016. The fair value of the Southwind earn-out liability was impacted by changes in estimates regarding expected operating results and a discount rate, which was 3.8% as of December 31, 2014, to reflect the reduced uncertainty resulting from the end of the evaluation period being reached.
The Company’s fair value estimate of the earn-out liability related to the Company’s acquisition of 360Fresh, Inc. (“360Fresh”) in November 2012 was $2.5 million. The Company and the stockholder representative of 360Fresh agreed that the earn-out liability period would end on January 9, 2015 and that the final earn-out payment would be $1.5 million.
The Company entered into an earn-out agreement in connection with its acquisition of PivotHealth, LLC (“PivotHealth”) in August 2011. The Company's fair value estimate of the PivotHealth earn-out liability was $2.9 million as of the date of acquisition. The fair value of the PivotHealth earn-out liability was impacted by changes in estimates regarding expected operating results through the end of the evaluation period on August 31, 2014. Based on the results of PivotHealth's operating results, the contingent obligation for PivotHealth at the end of its evaluation period and as of December 31, 2014 was $0.
The Company's fair value estimate of the earn-out liability related to the Company's acquisition of Clinovations, LLC (“Clinovations”) in November 2014 was $4.5 million. The fair value of the Clinovations earn-out liability will be impacted by changes in estimates regarding expected operating results through the evaluation period, which end on December 31, 2017. A portion of the earn-out liability will be paid in the form of the Company’s common stock. The maximum payout of the earn-out is $9.5 million while the minimum is zero. Based on the results of Clinovations' operating results, the contingent obligation for Clinovations as of December 31, 2014 was $4.5 million. The fair value of the Clinovations earn-out liability is impacted by changes in estimates regarding expected operating results, discount rates for each evaluation period, which vary from 6.4% to 7.2%, and the volatility of the Company stock, which was 30% as of December 31, 2014.
The Company's fair value estimate of the earn-out liability related to the Company's acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) in December 2014 was $3.6 million. The fair value of the GradesFirst earn-out liability will be impacted by changes in estimates regarding expected operating results through the evaluation period, which ends on December 31, 2015. The maximum payout of the earn-out is $4.0 million while the minimum is zero. Based on the results of GradesFirst's operating results, the contingent obligation for GradesFirst as of December 31, 2014 was $3.6 million. The fair value of the GradesFirst earn-out liability is impacted by changes in estimates regarding expected operating results and a discount rate, which was 14.5% as of December 31, 2014.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the nine months ended December 31, 2014 and the fiscal year ended March 31, 2014 (in thousands):

	Nine Months Ended	Year Ended
	December 31, 2014	March 31, 2014
Beginning balance	$8,750	$15,200
Fair value change in Southwind contingent earn-out liability (1)	500	(3,350)
Fair value change in 360Fresh contingent earn-out liability (1)	(1,100)	100
Fair value change in PivotHealth contingent earn-out liability (1)	—	(1,000)
Southwind earn-out payment	(3,348)	(2,200)
Addition of GradesFirst contingent earn-out liability	3,600	—
Addition of Clinovations contingent earn-out liability	4,544	—
Ending balance	$12,946	$8,750
—————————————

(1)	Amounts were recognized in cost of services on the consolidated statements of operations.
Non-recurring fair value measurements
During the fiscal year ended March 31, 2014, the Company recognized a gain of $4.0 million on the conversion of notes receivable from Evolent Health, Inc., (“Evolent”) into Series B convertible preferred stock of Evolent Health LLC (“Evolent LLC”). See Note 9, “Investments in and advances to unconsolidated entities,” for additional information. The amount of the gain was based on the excess of the fair value of the Series B convertible preferred stock received over the carrying value of the notes receivable exchanged. The fair value of the Series B convertible preferred stock used to calculate the gain was determined by reference to the per share price of issuances of the Series B convertible preferred stock by Evolent LLC to a third party at the same time as the Company exchanged its notes receivable. As this transaction was not made in an active market, this measure is considered a Level 2 fair value measurement. There was no such gain for the nine months ended December 31, 2014.
Non-financial assets and liabilities
Certain assets and liabilities are measured at fair value on a nonrecurring basis, so that the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the nine months ended December 31, 2014, certain of the Company’s capitalized software for sale assets were measured and recorded at fair value due to circumstances that indicated that the carrying values of the assets were not fully recoverable. As a result, the Company recognized an impairment of approximately $2.1 million within the consolidated statement of operations. The Company utilized the discounted cash flow method to determine the fair value of the capitalized software assets as of December 31, 2014. Cash flows were determined based on the Company’s estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature. Due to the significant unobservable inputs inherent in discounted cash flow methodologies, this method is classified as Level 3 in the fair value hierarchy. During the fiscal years ended March 31, 2014 and 2013, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Note 5.	Marketable securities
The aggregate value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 2014
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$1,915	$1,915	$—	$—
Tax exempt obligations of states	12,799	12,647	152	—
	$14,714	$14,562	$152	$—

	As of March 31, 2014
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$29,291	$30,344	$—	$1,053
Tax exempt obligations of states	135,105	136,653	1,060	2,608
	$164,396	$166,997	$1,060	$3,661

The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2014
	Fair market value	Amortized cost
Matures in less than 1 year	$25	$25
Matures after 1 year through 5 years	3,468	3,450
Matures after 5 years through 10 years	7,263	7,129
Matures after 10 years through 20 years	3,958	3,958
	$14,714	$14,562

There were $1.3 million in gross realized gains on sales of available-for-sale investments and $1.4 million in gross realized losses on sales of available-for-sale investments for the nine months ended December 31, 2014, including a $0.2 million loss for investments that were deemed to be other-than-temporarily impaired. There were $0.5 million in gross realized gains on sales of available-for-sale investments and $0.4 million in gross realized losses on sales of available-for-sale investments for the fiscal year ended March 31, 2014. There were no gross realized gains or losses on sales of available-for-sale investments for the fiscal year ended March 31, 2013.
The weighted average maturity on all marketable securities held by the Company as of December 31, 2014 was approximately 8.0 years. Pre-tax net unrealized gains on the Company’s investments of $0.2 million as indicated above were caused by the increase in market interest rates compared to the average interest rate of the Company’s marketable securities portfolio along with an other-than-temporary impairment of $0.2 million recognized as of December 31, 2014. The Company recognized an other-than-temporary impairment for all securities in an unrealized loss position as the difference between fair market value and amortized cost as of December 31, 2014. Following the other-than-temporary impairment, the amortized cost of the securities was equal to the fair market value as of December 31, 2014. The Company recorded the other-than-temporary impairment as the Company sold the securities to help fund its acquisition of Royall Acquisition Co., and had the intent to do so as of the balance sheet date. Refer to Note 19, "Subsequent events," for further details regarding this acquisition.
The Company has reflected the net unrealized gains, net of tax, in accumulated other comprehensive income on the consolidated balance sheets.

Note 6.	Membership fees receivable
Membership fees receivable consist of the following (in thousands):

	As of	As of
	December 31, 2014	March 31, 2014
Billed fees receivable	$117,104	$87,476
Unbilled fees receivable	429,487	367,271
Membership fees receivable, gross	546,591	454,747
Allowance for uncollectible revenue	(7,530)	(6,850)
Membership fees receivable, net	$539,061	$447,897
Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed to members who have elected to pay for their membership on an installment basis. All of the unbilled fees recorded are expected to be billed in the next twelve months.

Note 7.	Property and equipment
Property and equipment consists of the following (in thousands):

	As of	As of
	December 31, 2014	March 31, 2014
Leasehold improvements	$54,156	$39,425
Furniture, fixtures and equipment	51,593	43,112
Software	132,949	100,808
Property and equipment, gross	238,698	183,345
Accumulated depreciation and amortization	(103,591)	(80,888)
Property and equipment, net	$135,107	$102,457
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any impairment losses on any of its property and equipment for the nine months ended December 31, 2014 or during the fiscal year ended March 31, 2014.
As of December 31, 2014 and March 31, 2014, the carrying value of internally developed capitalized software was $61.0 million and $46.0 million, respectively.

Note 8.	Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated infinite life. Goodwill is reviewed for impairment at least annually as of October 1, the first date of the fourth quarter of the Company's new fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended December 31, 2014 or for the fiscal years ended March 31, 2014 or 2013. There was no impairment of goodwill recorded during the nine months ended December 31, 2014 or the fiscal year ended March 31, 2014 or 2013.

Changes in the carrying amount of goodwill are as follows (in thousands):

	As of	As of
	December 31, 2014	March 31, 2014
Beginning of period	$129,424	$95,540
Goodwill acquired	57,471	33,884
Ending balance	$186,895	$129,424

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from one year to twelve years. As of December 31, 2014, the weighted average remaining useful life of acquired intangibles was approximately 6.4 years. As of December 31, 2014, the weighted average remaining useful life of internally developed intangibles was approximately 4.1 years.
The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of December 31, 2014			As of March 31, 2014
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$13,268	$(4,009)	$9,259	$11,508	$(2,266)	$9,242
Acquired intangibles:
Developed software	6.1	19,250	(10,238)	9,012	19,250	(7,875)	11,375
Customer relationships	8.4	25,610	(8,662)	16,948	15,910	(6,800)	9,110
Trademarks	5.7	4,900	(3,048)	1,852	4,200	(2,680)	1,520
Non-compete agreements	3.8	1,600	(1,234)	366	1,400	(900)	500
Customer contracts	4.7	6,449	(4,913)	1,536	6,299	(4,291)	2,008
Total other intangibles		$71,077	$(32,104)	$38,973	$58,567	$(24,812)	$33,755

At December 31, 2014, the Company concluded that certain internally developed capitalized software for sale assets were not fully recoverable. The Company had recently updated and integrated new functionality into one of its software programs, and as a result recognized a $2.1 million impairment on the remaining unamortized costs which were associated with older functionality.
Amortization expense for intangible assets for the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $7.3 million, $8.0 million, and $5.8 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for each of the following five fiscal years ending December 31, 2015 through 2019: $8.7 million, $7.5 million, $6.7 million, $5.8 million, and $4.0 million, respectively, and $6.3 million thereafter.

Note 9.	Investments in and advances to unconsolidated entities
In August 2011, the Company entered into an agreement with UPMC to establish Evolent for the purpose of driving provider-led, value-driven care with innovative technology, integrated data and analytics, and services. The Company provided $10.0 million and other non-cash contributions to Evolent for an initial equity interest of 44% in Series A convertible preferred stock of Evolent and the right to appoint one person to Evolent’s board of directors. The Company exercises significant influence over Evolent, but does not control Evolent and is not the primary beneficiary of Evolent’s activities. At the time of formation, the Series A convertible preferred stock of Evolent was deemed to be in-substance common stock. As a result, the Company’s investment in Evolent was accounted for under the equity method of accounting, with the Company’s proportionate share of the income or loss recognized in the consolidated statements of operations. In addition, a member of the Company’s Board of Directors serves as the chief executive officer of Evolent.
In September 2013, Evolent completed a reorganization in connection with a new round of equity financing (the “Series B Issuance”). Evolent’s reorganization included the creation of Evolent Health Holdings, Inc. (“Holdings”) and the conversion of Evolent into Evolent LLC, a limited liability company that is treated as a partnership for tax purposes. The Company's investment in Evolent was converted into the equivalent investment in Holdings. Immediately following the reorganization, Holdings owned 57% of the equity interests in Evolent LLC. Holdings has no other operations other than its investment in Evolent LLC. The Company, together with certain other investors, also holds direct equity interests in Evolent LLC, which will continue as the operating company that will conduct the Evolent business. The Company participated in the Series B Issuance by providing $9.6 million in cash and converting $10.1 million in principal and accrued interest of the convertible term note described above in exchange for 1,302,172 shares of Series B convertible preferred stock in Evolent LLC and the right to appoint an additional person to the boards of directors of both Evolent LLC and Holdings. The conversion of all outstanding principal and accrued interest under the note into equity securities generated a $4.0 million gain. The gain is included in equity in loss of unconsolidated entities on the consolidated statements of operations for the fiscal year ended March 31, 2014. There is no such gain for the nine months ended December 31, 2014. Immediately following the Series B Issuance and reorganization, the Company owned 23.6% of Holdings through its Series A convertible preferred investment and 11.5% of Evolent LLC through its Series B convertible preferred investment.

On the date of the Series B Issuance, the Company re-evaluated the accounting for its investment in Holdings’ Series A convertible preferred stock. The Company determined that its Series A convertible preferred investment in Holdings should be accounted for under the cost method instead of the equity method since the investment no longer qualified as in-substance common stock. The carrying value of the Company’s Series A convertible preferred investment in Holdings was $0 as of December 31, 2014 and March 31, 2014.

Evolent LLC maintains separate capital accounts for each of its members. Therefore, the Company accounts for its Series B convertible preferred investment in Evolent LLC under the equity method. As a result of the earnings and loss allocation methodology provided for in the Evolent LLC Operating Agreement and Evolent's cumulative net loss position, the Company currently is allocated approximately 20% of the Evolent LLC losses. The Company’s share of the losses of Evolent LLC based on the allocation rules in the Evolent LLC agreements that was applied to the carrying value of its investment in Evolent LLC was $6.3 million for the nine months ended December 31, 2014 and $3.8 million for the fiscal year ended March 31, 2014. In addition, $0.2 million for the nine months ended December 31, 2014 and $0.4 million for the fiscal year ended March 31, 2014 related to amortization of basis differences related to identified intangible assets was applied to the carrying value of its investment in Evolent LLC. This basis difference accounted for approximately $3.6 million and $3.8 million of the carrying balance of the Company's investment in Series B convertible preferred stock of Evolent LLC as of December 31, 2014 and March 31, 2014, respectively. As a result, the carrying balance of the Company’s investment in Series B convertible preferred stock of Evolent LLC was $9.3 million as of December 31, 2014 and $15.9 million as of March 31, 2014.

Because of Evolent LLC's treatment as a partnership for tax purposes, the losses of Evolent LLC pass through to the Company and the other members. The Company's proportionate share of the losses of Evolent LLC are recorded net of the estimated tax benefit that the Company believes will be realized from the losses in equity in loss of unconsolidated entities on the consolidated statements of operations. As a result of uncertainty associated with the realization of the deferred tax assets resulting from the tax benefit of the Evolent LLC losses, the Company has provided a full valuation allowance against this deferred tax asset as of December 31, 2014 and March 31, 2014.

As of December 31, 2014, the Company owned 23.3% of Holdings through its Series A convertible preferred investment and Holdings owned approximately 57.2% of Evolent LLC. As of March 31, 2014, the Company owned 23.1% Holdings through its Series A convertible preferred investment and Holdings owned approximately 57.4% of Evolent LLC.

As of December 31, 2014 the Company owned 11.4% of Evolent LLC through its Series B convertible preferred investment. As of March 31, 2014, the Company owned of and 11.3% of Evolent LLC through its Series B convertible preferred investment.
During the fiscal year ended March 31, 2014, the Company’s share of the losses of Evolent that was applied to the carrying value of its investment in Series A convertible preferred stock of Evolent was $1.9 million. The Company’s share of the losses of Evolent during the fiscal years ended March 31, 2014 and 2013 was $10.1 million and $7.9 million, respectively. Equity in loss of unconsolidated entities on the consolidated statements of operations for the fiscal year ended March 31, 2013 includes a dilution gain of $1.1 million which the Company recognized in connection with Evolent’s July 2012 financing round. Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Holdings and its majority-owned subsidiary Evolent LLC to continue to incur losses in the future. The Company’s investment in Evolent LLC is evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of December 31, 2014, the Company believes that no impairment charge is necessary.

The following is a summary of the financial position of Evolent LLC as of the dates presented:

	As of	As of
	December 31, 2014	March 31, 2014
Assets:
Current assets	$56,718	$78,692
Non-current assets	27,586	20,151
Total assets	$84,304	$98,843
Liabilities and Members’ Equity:
Current liabilities	$50,029	$35,333
Non-current liabilities	5,772	3,173
Total liabilities	55,801	38,506
Redeemable equity	15,734	33,306
Members’ equity	12,769	27,031
Total liabilities and members’ equity	$84,304	$98,843
The following is a summary of the operating results of Evolent LLC (or its predecessor) for the periods presented:

	Nine Months Ended	Year Ended March 31,
	December 31, 2014	2014 (1)	2013
Revenue	$80,812	$54,899	$13,082
Operating expenses	(118,579)	(89,475)	(36,183)
Depreciation and amortization	(3,038)	(2,147)	(1,038)
Interest, net	168	(630)	(149)
Taxes	—	(7)	333
Net loss	$(40,637)	$(37,360)	$(23,955)
____________

(1) In December 2014, Evolent LLC reissued previously released financial statements to reflect a correction in their recognition of stock-based compensation. Based on the Evolent LLC's methodology of allocating profits and losses to its members, the change in the stock-based compensation expense of Evolent LLC did not affect the Company’s consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows for any period.

Note 10.	Other non-current assets
In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. A reduction of $180,000 was made to the fair value of the warrants for the nine months ended December 31, 2014. The change in the fair value of the warrants for the nine months ended December 31, 2014 was driven primarily by the net impact of changes in the underlying assumptions. The warrants are recorded at their fair value, which was estimated at $370,000 as of December 31, 2014 and $550,000 as of March 31, 2014 , and are included in other non-current assets on the consolidated balance sheets.
The change in the fair value of the warrants is recorded in other income, net on the consolidated statements of operations. For additional information regarding the fair value of these warrants, see Note 4, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment as of December 31, 2014 of $5.0 million is included in other non-current assets on the consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of December 31, 2014, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company has reviewed this asset for impairment and believes that no impairment existed in the nine months ended December 31, 2014 or the fiscal year ended March 31, 2014.

Note 11.	Noncontrolling interest
In July 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity was governed by a services agreement and other documents that provided the entity’s owners the conditional right to require the Company to purchase their ownership interests (“Put Option”), for a price based on a formula set forth in the agreement, at any time after certain conditions were satisfied through December 31, 2014. These agreements also provided the Company a conditional right to require the entity’s owners to sell their ownership interests to the Company (“Call Option”) over the same period. In April 2014, an amendment to these agreements provided for an extension of both the Put Option and Call Option to be exercisable through June 30, 2015. The equity interest in this entity was initially classified as a redeemable noncontrolling interest, which is presented outside of permanent equity as the redemption was not solely within the Company’s control. The Company recorded these interests at their initial fair value, adjusting the basis prospectively for the noncontrolling holders’ share of the respective consolidated investments’ results of operations and applicable changes in ownership. The Company determined that this entity met the definition of a variable interest entity over which it had significant influence and, as a result, had consolidated the results of this entity into its consolidated financial statements. The noncontrolling interest represents the entity’s owners’ claims on consolidated investments where the Company owns less than a 100% interest. Losses attributable to noncontrolling interest for the nine months ended December 31, 2014 were $0.2 million. Losses attributable to noncontrolling interest for the fiscal years ended March 31, 2014 and 2013 were $0.1 million and $0.1 million, respectively.
On December 5, 2014, the conditions required for the entity's owners to exercise the Put Option were satisfied and the entity's owners exercised the Put Option. The Company paid $6.1 million to acquire 100% of the equity. The purchase price allocated to the allocated equity of $6.1 million is recorded as a reduction to net income attributable to common stockholders on the accompanying consolidated statements of operations as an adjustment to additional paid-in capital on the accompanying consolidated balance sheet as the Company has an accumulated deficit. Prior to the exercise of the Put Option, the Company had a 0% interest in this entity. In conjunction with the exercise of the Put Option, the Company recorded a deferred tax asset of $3.4 million related to basis differences.

Note 12.	Revolving credit facility
In July 2012, the Company entered into a $150.0 million five-year senior secured revolving credit facility under a credit agreement with a syndicate of lenders. The Company incurred financing fees of $0.8 million in relation to this transaction. Under the revolving credit facility, up to $150.0 million principal amount of borrowings and other credit extensions could be outstanding at any time, subject to compliance with specified financial ratios and the satisfaction of other customary conditions to borrowing. The maximum principal amount available under the credit agreement was able to be increased by up to an additional $50.0 million in minimum increments of $10.0 million at the Company’s election upon the satisfaction of specified conditions. The credit agreement contained a sublimit for up to $5.0 million principal amount of swing line loans outstanding at any time and a sublimit for the issuance of up to $10.0 million of letters of credit outstanding at any time. The facility loans could be borrowed, repaid, and reborrowed from time to time during the term of the facility and were set to mature and be payable in full on July 30, 2017. Consequently, the amount outstanding under the revolving credit facility at the end of a period may not have been reflective of the total amounts outstanding during such period.
Amounts borrowed under the revolving credit facility generally would bear interest at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus the applicable margin for alternate base rate loans under the credit agreement, which ranges from 0.75% to 1.5% based on the Company’s total leverage ratio, or (b) an adjusted London interbank offered rate ("LIBOR") plus the applicable margin for eurocurrency loans under the credit agreement, which ranges from 1.75% to 2.50% based on the Company’s total leverage ratio. The Company was required to pay a commitment fee on the unutilized portion of the facility at an annual rate of between 0.25% and 0.40% based on the Company’s total leverage ratio.
As of December 31, 2014 and March 31, 2014, there were no amounts outstanding under the revolving credit facility and $150.0 million was available for borrowing.
The Company is required under the revolving credit facility to satisfy three financial ratios on a quarterly basis. The Company was in compliance with these financial covenants as of December 31, 2014.
As discussed in Note 19, “Subsequent events,” the Company terminated this credit facility as of January 9, 2015 in conjunction with its acquisition of Royall Acquisition Co. Refer to Note 19, "Subsequent events," for further details regarding this transaction.

Note 13.	Stockholders’ equity
In May 2013, the Company’s Board of Directors authorized an increase in its cumulative share repurchase program to $450 million of the Company’s common stock. The Company repurchased 731,559 shares, 376,532 shares and 385,314 shares of its common stock at a total cost of approximately $36.0 million, $21.9 million, and $18.0 million in the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of December 31, 2014 was 16,758,185 shares at a total cost of $398.8 million. All repurchases to date have been made in the open market and shares have been retired as of December 31, 2014. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of December 31, 2014, the remaining authorized repurchase amount was $51.2 million.
During the nine months ended December 31, 2014, the Company retired 731,559 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $7,300, treasury stock of $36.0 million, and retained earnings of $36.0 million. During the fiscal year ended March 31, 2014, the Company retired 376,532 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $3,000, treasury stock of $21.9 million, and retained earnings of $21.9 million. A total of 16,758,185 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.
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

Note 14.	Stock-based compensation
Equity incentive plans
The Company issues awards, including stock options and RSUs, under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and 2009 Stock Incentive Plan (the “2009 Plan”). On September 5, 2013, the Company's stockholders approved an amendment to the 2009 Plan that increased the number of shares of common stock authorized for issuance under the plan by 2,125,000 shares. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan, as amended, may not exceed 6,735,000, plus the shares that remained available for issuance under the 2006 Plan as of June 26, 2009 and the number of shares subject to outstanding awards under the 2006 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). On September 5, 2013, the Company's stockholders also approved an amendment to the 2009 Plan that increased the maximum term for stock option and freestanding stock appreciation rights awards granted under the plan from five years to seven years. The aggregate number of shares of the Company’s common stock available for issuance under the 2005 Plan may not exceed 3,200,000, plus the shares that remained available for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) as of November 15, 2005 and shares subject to outstanding awards under the 2001 Plan that, on or after such date, cease for any reason to be subject to such awards (other than reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares). Stock-based awards granted under the 2005 Plan have a seven-year maximum contractual term. As of December 31, 2014, there were 589,236 shares available for issuance under the 2009 Plan and 715,670 shares available for issuance under the 2005 Plan.
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
On June 23, 2014, the Compensation Committee of the Board of Directors approved a grant of 947,117 nonqualified stock options and 101,474 RSUs to certain executive officers of the Company. The awards are subject to both performance-

based and market-based conditions and will vest based upon the achievement of specified levels of both sustained contract value and sustained stock price during the performance period, which could extend to March 31, 2019. The vesting of the RSUs is also subject to a one-year service condition, which requires the recipient to remain employed with the Company for at least one year following the date on which the applicable performance and market conditions are achieved. As of December 31, 2014, the Company has concluded that it is probable that all awards will vest at the highest level of achievements over a five-year period. The estimated requisite service period, which includes the current estimate of the time to achieve the performance and market conditions at the highest level is five years for the stock options and six years for the RSUs, inclusive of the one-year service condition. The options and RSUs are included in the tables below.
Stock option activity. During the nine months ended December 31, 2014 and for the fiscal years ended March 31, 2014 and 2013, the Company granted 1,144,973, 536,958, and 361,844 stock options, respectively, with a weighted average exercise price of $52.28, $51.71, and $44.00, respectively.
The weighted average fair value of options granted with performance and market conditions, valued using a Monte Carlo model, during the nine months ended December 31, 2014 is estimated at $13.82 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.7%; an expected life of approximately 5 years; volatility of 30%; and dividend yield of 0.0% over the expected life of the option.

The weighted average fair value of all other options granted during the nine months ended December 31, 2014 is estimated at $17.72 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.7%; an expected life of approximately 5.47 years; volatility of 30.65%; and dividend yield of 0.0% over the expected life of the option.
During the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, participants exercised 233,999, 1,327,358, and 1,477,219 options for a total intrinsic value of $7.3 million, $53.7 million, and $44.3 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.
The following table summarizes the changes in common stock options during the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013 for all of the Company's stock incentive plans.

	Nine Months Ended			Year Ended March 31,
	December 31, 2014			2014		2013
	Number of Options	Weighted Average Exercise Price		Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,830,323	$32.82		2,692,353	$21.06	3,812,228	$17.05
Granted	1,144,973	52.28		536,958	51.71	361,844	44.00
Exercised	(233,999)	18.36		(1,327,358)	16.60	(1,477,219)	16.35
Forfeited	—	—		(71,630)	32.93	(4,500)	9.26
Outstanding, end of year	2,741,297	$42.19	(1)	1,830,323	$32.82	2,692,353	$21.06
Exercisable, end of year	858,238	$26.16	(2)

—————————————

(1)	The weighted average remaining contractual term for the nine months ended December 31, 2014 is approximately four years and the aggregate intrinsic value is $24.3 million.

(2)	The weighted average remaining contractual term for the nine months ended December 31, 2014 is approximately two years and the aggregate intrinsic value is $19.6 million.
The aggregate intrinsic value shown in the footnotes of the table above is the sum of the amounts by which the quoted market price of the Company’s common stock on the NASDAQ Global Select Market exceeded the exercise price of the options as of December 31, 2014, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s common stock. During the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, 411,259, 850,087, and 710,972 options, respectively, vested with fair values of $4.2 million, $5.3 million, and $3.8 million, respectively.

The following table summarizes the exercise prices and contractual lives of all options outstanding under the Company's stock incentive plans as of December 31, 2014:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years
$ 0.00 – $ 9.99	170,950	$9.26	1.3
10.00 – 19.99	169,600	16.58	2.1
20.00 – 29.99	406,445	24.56	2.2
30.00 – 39.99	5,000	34.06	1.9
40.00 – 49.99	725,811	46.15	3.5
50.00 – 59.99	1,156,226	52.33	6.5
60.00 – 69.99	107,265	66.06	6.2
$ 0.00 – $ 69.99	2,741,297	$42.19	4.4
Restricted stock unit activity. During the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, the Company granted 336,113, 550,384 , and 342,240 RSUs, respectively, the majority of which vest in four equal annual installments on the anniversary of the grant date. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted average grant date fair value of RSUs granted without market conditions for the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013 was $54.67, $53.64, and $44.39, respectively. The weighted average fair value of RSUs granted with performance and market conditions during the nine months ended December 31, 2014 is estimated at $15.75 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.7%; an expected life of approximately 5 years; volatility of 30%; and dividend yield of 0.0% over the expected life of the RSUs. No RSUs with performance and market conditions vested during the nine months ended December 31, 2014.
During the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, participants vested in 387,377, 346,310, and 292,020 RSUs, respectively, for a total intrinsic value of $22.0 million, $17.2 million, and $13.6 million, respectively. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price on the NASDAQ Global Select Market at the vesting date. Of the RSUs vested in the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, 133,129, 119,108, and 89,155 shares, respectively, were withheld to satisfy minimum employee tax withholding.
The following table summarizes the changes in RSUs during the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013 for all of the stock incentive plans described above.

	Nine Months Ended		Year Ended March 31,
	December 31, 2014		2014		2013
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	1,110,462	$42.05	943,206	$29.50	896,640	$20.77
Granted	336,113	$42.92	550,384	$53.64	342,240	$44.39
Forfeited	(12,616)	$50.40	(36,818)	$39.88	(3,654)	$19.98
Vested	(387,377)	$32.27	(346,310)	$26.53	(292,020)	$20.26
Non-vested, end of year	1,046,582	$45.84	1,110,462	$42.05	943,206	$29.50
Employee stock purchase plan
The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 1,684,000 shares of the Company’s common stock are authorized under the ESPP. As of December 31, 2014, a total of 1,477,966 shares were available for issuance under the ESPP. During the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, the Company issued 9,241, 8,962, and 7,748 shares, respectively, under the ESPP at an average price of $46.64, $57.31, and $46.77 per share, respectively. The compensation expense related to the ESPP recorded in the nine months ended December 31, 2014 and 2013, and the fiscal years ended March 31, 2014 and 2013 was not material to the consolidated financial statements.
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
Stock option valuation
The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. Those stock option awards that have market-based conditions are valued using a Monte Carlo model. The expected term for its stock options is determined through analysis of historical data on employee exercises, vesting periods of awards, and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury bonds issued with life terms similar to the expected life of the grant. Volatility is calculated based on historical volatility of the daily closing price of the Company’s common stock continuously compounded with a look-back period similar to the terms of the expected life of the grant. The Company has not declared or paid any cash dividends on its common stock since the closing of its initial public offering and does not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by the Company’s Board of Directors and would depend upon, among other factors, the Company’s earnings, financial condition, cash requirements, and contractual restrictions.
The following average key assumptions were used in the valuation of all stock options granted in each respective period:

	Nine Months Ended	Year Ended March 31,
	December 31, 2014	2014	2013
Stock option grants:
Risk-free interest rate	1.53% – 1.75%	0.34% – 1.71%	0.43% – 1.15%
Expected lives in years	5.00 – 5.47	3.25 – 5.50	3.25 – 5.50
Expected volatility	29.8% – 30.9%	30.4% – 38.0%	33.2% – 40.7%
Dividend yield	—%	—%	—%
Weighted average exercise price of options granted	52.28	51.71	44.00
Weighted average grant date fair value of options granted	14.49	14.77	13.33
Number of options granted	1,144,973	536,958	361,844

Valuation for restricted stock units
RSUs are valued at the grant date closing price of the Company’s common stock as reported on the NASDAQ Global Select Market.
Valuation for employee stock purchase rights
The value of employee stock purchase rights for shares of stock purchased under the ESPP is determined as the fair market value of the underlying shares on the date of purchase as determined by the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market, less the purchase price, which is 95% of the closing price of the Company’s common stock. The ESPP enrollment begins on the first day of the quarter. Stock purchases occur on the last day of the quarter, with only eligible employee payroll deductions for the period used to calculate the shares purchased. There is no estimate of grant date fair value or estimated forfeitures, since actual compensation expense was recorded in the period on the purchase date. The fair value of employee stock purchase rights is equivalent to a 5% discount of the purchase date closing price.

Forfeitures
Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term, and can range from six months to four years. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company analyzes forfeiture rates using four separate groups, one group for members of the Company’s Board of Directors, two separate groups of executives based on seniority, and one group for general employees. In the nine months ended December 31, 2014, the Company decreased its estimated forfeiture rate for one of the executive groups from 5% to 2.5%. Forfeiture rates for the remaining groups are 0%, 1%, and 10% for members of the Company's Board of Directors, one of the groups of executives, and general employees, respectively.
Compensation expense
The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs and for shares issued under the Company’s ESPP, for the nine months ended December 31, 2014 and 2013, and for the fiscal years ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Nine Months Ended	Year Ended March 31,
	December 31, 2014	2014	2013
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$5,977	$5,527	$3,975
Member relations and marketing	3,348	3,688	2,643
General and administrative	8,640	9,002	7,295
Depreciation and amortization	—	—	—
Total costs and expenses	17,965	18,217	13,913
Operating income	(17,965)	(18,217)	(13,913)
Net (loss) income attributable to common stockholders	$(12,515)	$(11,204)	$(8,686)
Impact on diluted earnings per share	$(0.35)	$(0.30)	$(0.24)
There are no stock-based compensation costs capitalized as part of the cost of an asset.
Stock-based compensation expense by award type is shown below (in thousands):

	Nine Months Ended	Year Ended March 31,
	December 31, 2014	2014	2013
Stock-based compensation expense by award type:
Stock options	$5,431	$4,846	$5,000
Restricted stock units	12,534	13,371	8,913
Total stock-based compensation	$17,965	$18,217	$13,913
As of December 31, 2014, $55.3 million of total unrecognized compensation cost related to stock-based compensation was expected to be recognized over a weighted average period of 3.0 years.
Tax benefits
The benefits of tax deductions in excess of recognized book compensation expense are reported as a financing cash inflow in the consolidated statements of cash flows. Approximately $0.4 million, $19.5 million, and $20.5 million of tax benefits associated with the exercise of employee stock options and RSUs were recorded as cash from financing activities in the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, respectively.

Note 15.	Income taxes

The provision for income taxes consists of the following (in thousands):

	Nine Months Ended	Year Ended March 31,
	December 31, 2014	2014	2013
Current tax expense
Federal	$3,614	$9,493	$13,243
State and local	1,680	1,373	3,515
Foreign	620	547	624
Total current tax expense	$5,914	$11,413	$17,382
Deferred tax (benefit) expense
Federal	$1,003	$7,591	$507
State and local	(2,086)	204	134
Foreign	—	—	—
Total deferred tax (benefit) expense	$(1,083)	$7,795	$641
Provision for income taxes	$4,831	$19,208	$18,023

The components of Income before provision for income taxes were as follows (in thousands):

	Nine Months Ended	Year Ended March 31,
	December 31, 2014	2014	2013
U.S. sources	$13,594	$47,863	$45,750
Non-U.S. sources	2,331	2,029	2,329
Total	$15,925	$49,892	$48,079
The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Nine Months Ended	Year Ended March 31,
	December 31, 2014	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Section 162(m) compensation	11.7%	1.6%	3.4%
State income tax, net of U.S. federal income tax benefit	7.4%	6.0%	5.9%
Tax-exempt interest income	(2.5)%	(1.7)%	(2.0)%
Washington, D.C. QHTC income tax credits	(9.8)%	(4.0)%	(5.4)%
Uncertain Tax Position	5.4%	—%	—%
Federal R&D credit - non-current	(25.7)%	—%	—%
Return to accrual adjustment	5.9%	—%	—%
Other permanent differences, net	2.9%	1.6%	0.6%
Effective tax rate on continuing operations	30.3%	38.5%	37.5%

Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts on the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of	As of
	December 31, 2014	March 31, 2014
Deferred income tax assets (liabilities):
Washington, D.C. QHTC income tax credits	$11,571	$11,199
Federal R&D credits	3,718	—
Deferred compensation accrued for financial reporting purposes	11,228	11,692
Stock-based compensation	11,350	8,942
Acquired net operating loss carryforwards	4,909	5,444
Reserve for uncollectible revenue	3,123	2,812
Book/tax basis difference in investment in unconsolidated entities	5,141	1,677
Unrealized losses on available-for-sale securities	39	1,270
Acquired intangibles and goodwill	—	—
Other	1,591	1,628
Total deferred tax assets	52,670	44,664
Valuation allowance	(5,141)	(1,677)
Total deferred tax assets, net of valuation allowance	47,529	42,987
Capitalized software development costs	(29,157)	(22,659)
Deferred incentive compensation and other deferred charges	(12,710)	(9,234)
Acquired intangibles and goodwill; and acquisition related costs	(118)	(5,097)
Depreciation	(548)	(1,616)
Other	(156)	(426)
Total deferred tax liabilities	(42,689)	(39,032)
Net deferred income tax assets	$4,840	$3,955
The Company has $4.9 million of U.S. federal and state net operating loss carryforwards available at December 31, 2014, some of which are a result of recent acquisitions. These carryforwards will be used to offset future income but maybe limited by the change in ownership rules in Section 382 of the Internal Revenue Code. These net operating loss carryforwards will begin to expire in 2022. The Company anticipates it will be able to use all of its acquired net operating loss carryforwards. In estimating future tax consequences, the Company generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its estimated future ordinary taxable income will be sufficient for the full realization of its deferred income tax assets other than its investment in unconsolidated subsidiaries which may generate a capital loss. The effect of future changes in existing laws or rates is not considered in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted.
The Company has recorded a deferred tax asset resulting from the book tax basis difference in investment in unconsolidated entities. The Company has recorded a $5.1 million valuation allowance related to this asset.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next twelve months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of operations for the nine months ended December 31, 2014 or the fiscal years ended March 31, 2014 and 2013. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2011.
Deferred U.S. income taxes have not been provided for the portion of the difference between book and tax basis in non-U.S. subsidiaries, which is essentially permanent in duration. Determination of the amount of these taxes is not practicable.

During the transition period ended December 31, 2014, the Company claimed $4.6 million in Federal R&D credits for the 2012, 2013 and 2014 tax years.
Uncertain Tax Positions

The following table summarizes the activity related to our reserve for unrecognized tax positions (in thousands):

	Nine Months Ended	Year Ended March 31,
	December 31, 2014	2014	2013
Balance at beginning of the period	$—	$—	$—
Additions based on tax positions related to the current periods	497	—	—
Additions for tax positions of prior periods	331	—	—
Positions assumed in acquisition	—	—	—
Reductions for tax positions of prior periods	—	—	—
Reductions for lapse of statute of limitations	—	—	—
Settlements	—	—	—
Balance at end of the period	$828	$—	$—

If the Company was able to recognize the uncertain tax positions of $0.8 million, the entire balance would affect the Company’s effective tax rate.
Washington, D.C. income tax incentives
The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) provides regulations that modify the income and franchise tax, sales and use tax, and personal property tax regulations for Qualified High Technology Companies (“QHTC”) doing business in the District of Columbia.
In February 2006, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the New E-conomy Transformation Act of 2000 had been accepted effective as of January 1, 2004. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through calendar year 2008 and 6.0% thereafter, compared to 9.975% prior to this qualification. Under that Act, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits. As of December 31, 2014, the Company has $17.8 million of Washington, D.C. tax credits with expiration dates ranging from 2017 to 2024.
Although not officially enacted as of the filing of this document because the required Congressional review period has not yet expired, new legislation has been passed by the District of Columbia City Council that would affect the way that the Company pays income taxes on a go-forward basis. The Company is still analyzing the full impact of these law changes; however, if enacted, it is expected that the Company would recognize a reduction to write off substantially all of its District of Columbia deferred tax asset balances during the first quarter of 2015.

Note 16.	Commitments and contingencies
Operating leases
The Company leases approximately 73% of its headquarters space under an operating lease that expires in 2019. Leasehold improvements related to leases are depreciated over the term of the lease and totaled approximately $35.7 million, net, and $25.3 million, net, as of December 31, 2014 and March 31, 2014, respectively. The terms of the lease contain provisions for rental escalation, and the Company is required to pay its portion of executory costs such as taxes, insurance, and operating expenses. The remaining space in the headquarters facility is under a sublease expiring in 2017. The sublease contains provisions for annual rental escalations with no obligation to pay additional executory costs noted above.
The Company leases office space under operating leases in Houston, Texas; Birmingham, Alabama; Austin, Texas; Nashville, Tennessee; Vernon Hills, Illinois; Evanston, Illinois; San Francisco, California; Ann Arbor, Michigan; Plymouth Meeting, Pennsylvania; Tucson, Arizona; and London, England. The Company also leases office space in Chennai, India through its Indian subsidiary, ABCO Advisory Services India Private Ltd. The lease expiration dates are July 2018 for the Alabama lease, March 2021 for the Texas leases, April 2020 for the Tennessee leases, March 2015 for the Illinois leases, August 2017 for the California lease, March 2015 for the Michigan lease, September 2016 for the Pennsylvania lease, August 2015 for the Arizona lease, July 2015 for the England lease, and November 2016 for the India lease.

The Company recognized rental and executory expenses of $13.2 million , $17.4 million, and $14.2 million in the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, related to these leases. The Company subleases office space in Nashville, Tennessee. The total of minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2014 is $0.5 million.
The following table details the future minimum lease payments under the Company’s current leases, excluding rental escalation and executory costs (in thousands):

Year Ending December 31,
2015	17,200
2016	17,570
2017	15,066
2018	13,630
2019	7,701
Thereafter	7,550
Total	$78,717
Purchase obligation
The Company has entered into a non-cancelable agreement for the purchase of data. As of December 31, 2014, the Company’s minimum obligation in connection with this agreement extends through May 2019. The minimum payments expected to be made under this agreement for each of the following four fiscal years ending December 31, 2015 through 2018 are: $5.0 million, $3.0 million, $2.0 million, and $1.0 million, respectively.
Benefit plan
The Company sponsors a defined contribution 401(k) plan (the “401(k) Plan”) for all employees who have reached the age of 21. The Company provides discretionary matching contributions in the range of 0% to 100%, which percentage is determined by the Company after the end of the applicable plan year, of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the 401(k) Plan for the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013, were approximately $0.0 million, $4.6 million, and $2.7 million, respectively.
Litigation
From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. As of December 31, 2014, the Company was not a party to, and its property was not subject to, any material legal proceedings.

Note 17.	Segment and geographic areas
Operating segments are defined as components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Under this definition, the Company has one operating segment as of December 31, 2014. Over the past few years, the Company has completed several acquisitions. These acquisitions have allowed the Company to expand its existing offerings and enhance membership services. The Company’s business operates in one operating segment because the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Substantially all of the Company’s identifiable assets are located in the United States. The following table sets forth revenue information for each geographic area for the nine months ended December 31, 2014 and the fiscal years ended March 31, 2014 and 2013 (in thousands):

	Nine Months Ended	Year Ended March 31,
	December 31, 2014	2014	2013
United States	$419,420	$504,211	$434,640
Other countries	16,808	16,385	16,197
Total revenue	$436,228	$520,596	$450,837

Note 18.Quarterly financial data (unaudited)
Unaudited summarized financial data by quarter for nine months ended December 31, 2014 and the fiscal year ended March 31, 2014 are as follows (in thousands, except per share amounts):

		Period Ended December 31, 2014 Quarter Ended
		June 30,	September 30,	December 31,
Revenue		$141,820	$144,220	$150,188
Operating income		$9,236	$9,098	$(1,082)
(Loss) income before provision for income taxes and equity in loss of unconsolidated entities		$9,946	$8,247	$(2,268)
Net income attributed to common stockholders		$(3,177)	$6,490	$(5,012)
Earnings per share:
Basic		(0.09)	0.18	(0.14)
Diluted		(0.09)	0.18	(0.14)

	Fiscal 2014 Quarter Ended
	June 30,	September 30,	December 31,	March 31,
Revenue	$123,216	$128,341	$131,038	$138,001
Operating income	$10,738	$11,390	$7,875	$17,183
Income from continuing operations before provision for income taxes and equity in loss of unconsolidated entities	$11,261	$12,481	$8,235	$17,915
Net income attributable to common stockholders	$3,692	$9,002	$3,771	$8,287
Earnings per share:
Basic	0.10	0.25	0.10	0.23
Diluted	0.10	0.24	0.10	0.22

Note 19.Subsequent events
Acquisition of Royall
On January 9, 2015, the Company completed its acquisition from Royall Holdings, LLC ("the Seller") of 100% of the outstanding capital stock of Royall, a higher education industry leader in strategic, data-driven student engagement and enrollment management solutions.
Total consideration consisted of the following (in thousands):

Net cash paid (1)	$743,849
Fair value of equity issued	121,224
Total	$865,073
______
(1) Net of estimated working capital adjustment of $6,151.

On January 9, 2015, in connection with the completion of the acquisition of Royall, the Company entered into a credit agreement with various lenders. Under the terms of the credit agreement, lenders provided the Company with $775 million of senior secured credit facilities for application to the acquisition of Royall and the Company’s corporate needs after the closing of the Royall acquisition. The credit facilities consisted of a term loan facility in the principal amount of $725 million, maturing on January 9, 2022, and a revolving credit facility under which up to $50 million principal amount of borrowings and other credit extensions could be outstanding at any time, maturing on January 9, 2020.
Amounts drawn under the term facility generally bore interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 3.00% or (b) the applicable London interbank offered rate (subject to a 1.00% floor) plus an initial margin of 4.00%, subject in each case to margin reductions based on the Company's total leverage ratio from time to time. The interest rate for the term loan facility as of January 9, 2015 was 5.00%. The revolving facility was undrawn at the facility closing date. All $725 million of term loans available under the term loan facility were drawn at the closing of the acquisition to pay the majority of the cash purchase price for the Royall capital stock. Total original issue discount of $21.8 million and deferred financing fees of $2.8 million were recorded related to this credit agreement.
The fair value of equity issued was approximately $121.2 million based on 2,428,364 shares of the Company's common stock valued at $49.92 per share, which was the closing price on January 9, 2015 as reported on the NASDAQ Global Select Market. The 2,428,364 shares issued to the Seller was the minimum number of shares that could have been issued under the pricing collar set forth in the purchase agreement, since the volume-weighted average trading price of the Company’s common stock on the NASDAQ Global Select Market for the 15 consecutive trading days ending on (and including) January 7, 2015 was higher than the pricing collar ceiling price of $41.18.
The Company has not yet finalized the allocation of the Royall’s purchase consideration to assets acquired and liabilities assumed. The total purchase price has been allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon valuation procedures performed to-date. As of the date of this report, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed and the related allocations of purchase price are preliminary. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially affect the Company’s results of operations. A final determination of fair values will be based on the actual identifiable tangible and intangible assets acquired and liabilities assumed that existed as of the closing date of the acquisition. The final purchase price allocation will be based, in part, on third-party appraisals and may be different from the amounts outlined below. The allocation of the purchase price and the estimates and assumptions are subject to change until the Company completes all of the necessary valuations and income tax analysis, which will be no longer than one year from the acquisition date.
The fair value and useful lives assigned to Royall’s trade names, technology, and customer relationships intangible assets have been estimated based on preliminary valuation studies utilizing widely accepted valuation methodologies and principles.
 The preliminary purchase price allocation to other identifiable intangible assets is as follows (in thousands):

	Estimated Average Useful Lives (years)	Estimated Fair Value
Trade name	10	$10,000
Technology - database and analytics	4	8,000
Technology - developed software	11	30,000
Customer relationships	16	234,000
Total		$282,000

A preliminary purchase price allocation resulting from the acquisition of Royall is outlined below (in thousands):

As of January 9, 2015
Consideration paid for the acquisition:	$865,073

Allocated to:
Membership fees receivable, net	30,590
Prepaid expenses and other current assets	5,291
Property and equipment, net	6,205
Intangible assets, net	282,000
Current taxes payable	(1,374)
Deferred revenue, current	(13,204)
Accounts payable and accrued liabilities	(9,231)
Deferred income taxes, net of current portion	(91,277)
Preliminary fair value of net assets acquired	$209,000
Preliminary allocation to goodwill	$656,073

The preliminary goodwill is primarily attributable to the assembled workforce of Royall and synergies and economies of scale expected from combining the operations of the Company and Royall. The goodwill recognized is not deductible for tax purposes.
Estimated acquisition-related costs of $9.7 million are expected to be incurred and included in general and administrative costs in the Company’s consolidated statements of operations. Of this amount, $3.3 million was recognized in the nine months ended December 31, 2014 and $6.4 million will be recognized in the first quarter of 2015.
Royall inducement plan
On January 9, 2015, in conjunction with the Royall acquisition, the Company created The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees to enable the Company to award options and restricted stock units to persons employed by Royall as an inducement to employees entering into and continuing employment with the Company or its current or future subsidiaries upon consummation of the Royall acquisition. Under the terms of this plan, the aggregate number of shares issuable pursuant to all awards may not exceed 1,906,666 and consisted of performance-based stock options to purchase an aggregate of 1,760,000 shares of common stock, and performance-based restricted stock units for an aggregate of 146,666 shares of common stock. Both the performance-based stock options and performance-based restricted stock units are also subject to service conditions.
Stock options granted under the inducement plan have an exercise price equal to $49.92, the closing price of The Advisory Board Company’s common stock on January 9, 2015 as reported on the NASDAQ Global Select Market. The stock options have a seven year term and are eligible to vest, if performance-based vesting criteria are satisfied, in installments commencing in January 2017 and ending in January 2020. The restricted stock units were valued at $49.92 and are also eligible to vest in installments commencing in January 2017 and ending in January 2020, subject to satisfaction of performance-based vesting criteria. The vesting criteria in both cases are based on performance of the Royall programs and services. The aggregate grant date fair value of the performance-based stock options, assuming all performance targets are met, is estimated to be approximately $20.6 million. The aggregate grant date fair value of the performance-based restricted stock units, assuming all performance targets are met, is estimated at approximately $7.3 million. Based on the current estimates of future performance against the targets, the Company currently expects 50% of the performance-based stock options and restricted stock units to vest, respectively.
The Company estimates that Royall will achieve 70-99% of the performance targets. The actual stock-based compensation expense the Company will recognize is dependent upon, but not limited to, Royall satisfying certain performance conditions and continued employment of award recipients at the time performance conditions are met. The actual amount the Company will recognize may increase or decrease based on the actual results of Royall and employment conditions at the time performance conditions are met. The following average key assumptions were used in the valuation of the stock options issued to Royall employees using the Black-Scholes model:

Risk-free interest rate: 0.69% -1.67%
Expected lives in years: 2-5
Expected volatility: 30.10%-32.85%
Dividend yield: 0%
Estimated forfeitures: 5.2%
Fair value of stock options issued: $9.45- $15.16
Equity offering
On January 21, 2015, the Company closed the registered public offering of 3,650,000 shares of common stock by the Company pursuant to registration rights granted by the Company to the Seller in connection with the acquisition of Royall, and 1,755,000 shares of common stock by the Seller that were issued to the Seller as the equity component of the acquisition consideration. The shares were sold at a price to public of $43.00 per share, less an underwriting discount of $1.935 per share, for a net per share purchase price of $41.065. The net proceeds received by the Company were approximately $149.9 million after deducting the underwriting discount. The Company did not receive any proceeds from the sale by the Seller of the Company's common stock. The Company used the net proceeds from the offering to repay approximately $149.9 million principal amount of loans outstanding under its $725 million senior secured term loan facility. This payment resulted in a debt extinguishment expense of $4.5 million related to original issue discount and $0.3 million related to deferred financing fees.
Refinancing of credit facility
On February 6, 2015, the Company entered into a new credit agreement with various lenders. The new credit agreement consists of a five-year senior secured term loan facility in the original principal amount of $575 million and a five-year senior secured revolving credit facility under which up to $100 million principal amount of borrowings and other credit extensions may be outstanding at any time. The proceeds of the term loan were used to repay and retire all loans outstanding under the term loan facility obtained on January 9, 2015. The revolving credit facility was not drawn down on February 6, 2015. Amounts drawn under the term loan and revolving credit facilities bear interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate plus an initial margin of 2.75%, subject in each case to margin reductions based on the Company’s total leverage ratio from time to time. At the time of issuance, the stated interest rate on the new borrowings was 3.01%. The lenders under this new credit agreement included the lenders from the January 9, 2015 agreement as well as new lenders. For those lenders to this agreement that also participated in the January 9, 2015 agreement, the Company concluded that the new credit agreement represented a modification of the debt. As a modification, the original issue discount and deferred financing fees associated with the original borrowings carried forward to the new borrowings. Any fees paid to or received from these lenders are recorded as an adjustment to the original issue discount. Any fees paid to third parties are recorded as expense. Further, because the level of participation in the borrowings by the lenders under the original credit agreement was significantly less under the new agreement than under the old agreement, the Company will write off a portion of the original issue discount and deferred financing fees related to the old agreement. Following this write-off, the Company will record a loss on the refinancing of $12.4 million in the first quarter of 2015 and have original issue discount of $3.9 million and deferred financing fees of $1.1 million related to the February 6, 2015 credit facilities. Including stated interest of 3.01% and amortization of original issue discount and deferred financing fees, the effective interest rate on the borrowings under the new credit agreement was 3.2% at the time of issuance.
Pro forma financial statements
The impact of the Royall acquisition and the related debt financing and refinancing and common stock issuance is reflected in the following unaudited pro forma consolidated balance sheet as if such transactions occurred on December 31, 2014, and in the following unaudited pro forma condensed combined statement of operations for the nine months ended December 31, 2014 as if such transactions occurred on April 1, 2014. The following unaudited pro forma condensed combined financial information is based upon a preliminary purchase price allocation for Royall as outlined above. Differences between the preliminary and final purchase price allocation could be significant.
The pro forma information has been prepared with the following considerations:

(1)
The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting under existing GAAP. The Company is the acquirer for accounting purposes.

(2)
The pro forma combined financial information does not reflect any operating cost synergy savings that the combined company may achieve as a result of the acquisition, the costs necessary to achieve these operating cost synergy savings, or additional charges necessary as a result of the integration.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2014
(In thousands, except share and per share amounts)

Total Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$37,565
Marketable securities, current	—
Membership fees receivable, net	557,373
Prepaid expenses and other current assets	27,366
Deferred income taxes, current	13,622
Total current assets	635,926
Property and equipment, net	141,339
Intangible assets, net	320,973
Deferred incentive compensation and other charges	86,045
Marketable securities, net of current portion	—
Goodwill	863,907
Investments in and advances to unconsolidated entities	9,316
Other non-current assets	6,498
Total assets	$2,064,004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue, current	$513,591
Accounts payable and accrued liabilities	84,290
Accrued incentive compensation	32,073
Current maturities of note payable	7,188
Total current liabilities	637,142
Deferred revenue, net of current portion	167,014
Deferred income taxes, net of current portion	103,147
Notes payable, less current portion	563,907
Other long-term liabilities	15,304
Total liabilities	1,486,514

Redeemable noncontrolling interest	—

The Advisory Board Company's stockholders' equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—
Common stock, par value $0.01; 135,000,000 share authorized, 42,166,118 shares issued and outstanding as of December 31, 2014 on a pro forma basis	421
Additional paid-in capital	713,579
Accumulated deficit	(136,510)
Total stockholders' equity (deficit) controlling interest	577,490
Equity attributable to noncontrolling interest	—
Total stockholders' equity (deficit)	577,490
Total liabilities and stockholders' equity (deficit)	$2,064,004

Nine Months Ended
December 31, 2014
(unaudited)
(pro forma)
Pro forma revenue	$510,719
Pro forma net loss attributable to common stockholders	(19,959)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2014. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.
No changes in our internal control over financial reporting occurred during the last three months of the nine months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
 Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management's evaluation, management is excluding from its assessment Clinovations LLC, which we acquired on November 7, 2014, and which accounted for less than 1% of our total and net assets, as of December 31, 2014 and less than 1% and 5% of our revenues and net income, respectively, for the nine months then ended.
See Item 8, “Financial Statements and Supplementary Data,” of this transition report on Form 10-K for the Report of Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
See “Executive Officers” in Part I, Item 1 of this transition report on Form 10-K for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, referred to as the “ 2015 proxy statement,” which we will file with the SEC on or before 120 days after our transition period ended December 31, 2014, and which appears in the 2015 proxy statement, including under the captions “Proposal No. 1—Election of Directors,” “Board Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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

Item 11. Executive Compensation.
Information required by this Item 11 is incorporated herein by reference to the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the captions “Board Corporate Governance Matters,” “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Potential Payments Upon Termination of Employment or Change of Control.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item 12 is incorporated herein by reference to the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the captions “Security Ownership” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is incorporated herein by reference to the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the caption “Board Corporate Governance Matters.”

Item 14. Principal Accounting Fees and Services.
Information required by this Item 14 is incorporated herein by reference to the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the caption “Proposal No. 2—Ratification of the Selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2015.”

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:
(1) The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Evolent Health LLC
Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014
Consolidated Statements of Operations for the nine-month periods ended December 31, 2014 and 2013 and years ended March 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the nine-month periods ended December 31, 2014 and 2013 and years ended March 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the nine-month period ended December 31, 2014 and years ended March 31, 2014 and 2013
Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2014 and 2013 and years ended March 31, 2014 and 2013
Notes to Consolidated Financial Statements.

(2) Except as provided below, all financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.
Schedule II—Valuation and Qualifying Accounts

(3) In accordance with Rule 3-09 of Regulation S-X, the audited financial statements as of December 31, 2014 and 2013, and for the three years ended December 31, 2014, of Evolent Health LLC, an equity investee, are filed as an exhibit to this transition report on Form 10-K. The audited financial statements of Evolent Health LLC include audited financial statements for the equity investee's most recent fiscal year, which ended on December 31, 2014.  The Company's consolidated statements of operations included in Item 8 reflect nine months of the Company's proportionate share of Evolent Health LLC's operations for the transition period.

(4) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1
Stock Purchase Agreement, dated as of December 10, 2014, by and among Royall Holdings, LLC, Royall Acquisition Co. and The Advisory Board Company (the “Company” or the "Registrant"). Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on December 11, 2014.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

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

10.18*
2014 Form of Award Agreement for Non-Qualified Stock Options for certain employees pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

10.34
Financing Commitment Agreement, dated December 10, 2014, among the Company, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. Filed herewith.

10.35
Credit Agreement, dated as of January 9, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.36
Pledge and Security Agreement, entered into as of January 9, 2015, among the Company and the Subsidiaries of the Company party thereto, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.37
Guaranty made as of January 9, 2015 by the Subsidiaries of the Company party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.38
Registration Rights and Governance Agreement, dated as of January 9, 2015, among the Company and Royall Holdings, LLC. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.39
The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the Commission on February 9, 2015.

10.40	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Filed herewith.

10.41	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Filed herewith.

10.42
Credit Agreement, dated as of February 6, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

Exhibit Number	Description of Exhibit

10.43
Pledge and Security Agreement, entered into as of February 6, 2015, among the Company and the Subsidiaries of the Company party thereto, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

10.44
Guaranty made as of February 6, 2015 by the Subsidiaries of the Company party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm with respect to the consolidated financial statements of the Company. Filed herewith.

23.2	Consent of Independent Auditor with respect to the financial statements of Evolent Health LLC. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

99.1	Financial statements as of December 31, 2014 and 2013, and for the three years ended December 31, 2014, of Evolent Health LLC. Filed herewith.

101
XBRL (Extensible Business Reporting Language). The following financial statements from the Company’s Transition Report on Form 10-K for the period ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

THE ADVISORY BOARD COMPANY
SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Additions Charged to Revenue	Additions Charged to Other Accounts	Deductions From Reserve	Balance at End of Year
Year ended March 31, 2013 Allowance for uncollectible revenue	$5,540	$5,685	$—	$5,459	$5,766
Year ended March 31, 2014 Allowance for uncollectible revenue	$5,766	$8,011	$—	$6,927	$6,850
Nine months ended December 31, 2014 Allowance for uncollectible revenue	$6,850	$8,938	$—	$8,258	$7,530

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Advisory Board Company

Date: March 4, 2015	/s/ Robert W. Musslewhite

Robert W. Musslewhite,
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Robert W. Musslewhite	Chief Executive Officer and Chairman	March 4, 2015
Robert W. Musslewhite	(Principal Executive Officer)

/s/ Michael T. Kirshbaum	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2015
Michael T. Kirshbaum

/s/ Sanju K. Bansal	Director	March 4, 2015
Sanju K. Bansal

/s/ David L. Felsenthal	Director	March 4, 2015
David L. Felsenthal

/s/ Peter J. Grua	Director	March 4, 2015
Peter J. Grua

/s/ Nancy Killefer	Director	March 4, 2015
Nancy Killefer

/s/ Kelt Kindick	Lead Director	March 4, 2015
Kelt Kindick

/s/ Mark R. Neaman	Director	March 4, 2015
Mark R. Neaman

/s/ Leon D. Shapiro	Director	March 4, 2015
Leon D. Shapiro

/s/ Frank J. Williams	Vice Chairman	March 4, 2015
Frank J. Williams

/s/ LeAnne M. Zumwalt	Director	March 4, 2015
LeAnne M. Zumwalt

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1
Stock Purchase Agreement, dated as of December 10, 2014, by and among Royall Holdings, LLC, Royall Acquisition Co. and The Advisory Board Company (the “Company” or the "Registrant"). Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on December 11, 2014.

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2001.

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

10.18*
2014 Form of Award Agreement for Non-Qualified Stock Options for certain employees pursuant to The Advisory Board Company 2005 and 2009 Stock Incentive Plans. Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Exhibit Number	Description of Exhibit

10.33
Pledge and Security Agreement, dated as of July 30, 2012, among the Company, Advisory Board Investments, Inc., and the Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2012.

10.34
Financing Commitment Agreement, dated December 10, 2014, among the Company, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. Filed herewith.

10.35
Credit Agreement, dated as of January 9, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.36
Pledge and Security Agreement, entered into as of January 9, 2015, among the Company and the Subsidiaries of the Company party thereto, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.37
Guaranty made as of January 9, 2015 by the Subsidiaries of the Company party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.38
Registration Rights and Governance Agreement, dated as of January 9, 2015, among the Company and Royall Holdings, LLC. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.39
The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the Commission on February 9, 2015.

10.40	Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Filed herewith.

10.41	Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Filed herewith.

10.42
Credit Agreement, dated as of February 6, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

10.43
Pledge and Security Agreement, entered into as of February 6, 2015, among the Company and the Subsidiaries of the Company party thereto, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

10.44
Guaranty made as of February 6, 2015 by the Subsidiaries of the Company party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm with respect to the consolidated financial statements of the Company. Filed herewith.

23.2	Consent of Independent Auditor with respect to the financial statements of Evolent Health LLC. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

99.1	Financial statements as of December 31, 2014 and 2013, and for the three years ended December 31, 2014, of Evolent Health LLC. Filed herewith.

Exhibit Number	Description of Exhibit

101
XBRL (Extensible Business Reporting Language). The following financial statements from the Company’s Transition Report on Form 10-K for the period ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.