Form 10-Q
period 2015-03-31
ADVISORY BOARD CO
filed 2015-05-11
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
As of May 1, 2015, the registrant had outstanding 42,433,322 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,856	$72,936
Marketable securities, current	—	14,714
Membership fees receivable, net	533,112	539,061
Prepaid expenses and other current assets	36,350	23,254
Deferred income taxes, current	15,395	14,695
Total current assets	662,713	664,660
Property and equipment, net	179,352	135,107
Intangible assets, net	278,942	38,973
Deferred incentive compensation and other charges	85,144	86,045
Goodwill	850,856	186,895
Investments in and advances to unconsolidated entities	6,937	9,316
Other non-current assets	5,628	5,370
Total assets	$2,069,572	$1,126,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$518,521	$501,785
Accounts payable and accrued liabilities	87,490	80,284
Accrued incentive compensation	33,852	32,073
Debt, current	27,874	—
Total current liabilities	667,737	614,142
Deferred revenue, net of current portion	149,473	167,014
Deferred income taxes, net of current portion	122,405	9,855
Debt, net of current portion	543,368	—
Other long-term liabilities	11,699	15,304
Total liabilities	1,494,682	806,315
Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 42,237,133 and 36,087,754 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	422	361
Additional paid-in capital	721,075	442,528
Accumulated deficit	(146,608)	(122,920)
Accumulated other comprehensive income	1	82
Total stockholders’ equity	574,890	320,051
Total liabilities and stockholders’ equity	$2,069,572	$1,126,366

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$179,795	$138,001
Costs and expenses:
Cost of services, excluding depreciation and amortization	95,307	67,195
Member relations and marketing	30,726	26,412
General and administrative	31,674	18,743
Depreciation and amortization	17,074	8,468
Operating income	5,014	17,183
Interest expense	(5,612)	—
Other (expense) income, net	(1,119)	732
Loss on financing activities	(17,398)	—
(Loss) Income before provision for income taxes and equity in loss of unconsolidated entities	(19,115)	17,915
Provision for income taxes	(2,194)	(6,897)
Equity in loss of unconsolidated entities	(2,379)	(2,731)
Net (loss) income	$(23,688)	$8,287
Earnings per share
Net (loss) income per share—basic	$(0.58)	$0.23
Net (loss) income per share—diluted	$(0.58)	$0.22
Weighted average number of shares outstanding:
Basic	40,924	36,205
Diluted	40,924	37,210
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(23,688)	$8,287
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities, net of income taxes of $150 and $592 for the three months ended March 31, 2015 and 2014, respectively	(81)	955
Comprehensive (loss) income	$(23,769)	$9,242
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(23,688)	$8,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,074	8,468
Loss on financing activities	17,398	—
Amortization of debt issuance costs	422	—
Deferred income taxes	10,067	8,380
Excess tax benefits from stock-based awards	(565)	(2,893)
Stock-based compensation expense	6,405	4,423
Amortization of marketable securities premiums	—	645
Equity in loss of unconsolidated entities	2,379	2,731
Changes in operating assets and liabilities (net of the effect of acquisition):
Membership fees receivable	35,189	16,620
Prepaid expenses and other current assets	(4,353)	(8,523)
Deferred incentive compensation and other charges	901	(1,097)
Other non-current assets	(258)	—
Deferred revenue	(19,105)	(29,724)
Accounts payable and accrued liabilities	3,402	356
Accrued incentive compensation	1,779	3,188
Other long-term liabilities	(3,949)	(7,746)
Net cash provided by operating activities	43,098	3,115
Cash flows from investing activities:
Purchases of property and equipment	(10,896)	(8,366)
Capitalized external use software development costs	(1,260)	(1,349)
Cash paid for acquisition, net of cash acquired	(742,915)	—
Redemptions of marketable securities	14,714	7,726
Purchases of marketable securities	—	(32,411)
Net cash used in investing activities	(740,357)	(34,400)
Cash flows from financing activities:
Proceeds from debt, net	1,280,292	—
Pay down of debt	(725,000)	—
Debt issuance costs	(2,568)	—
Proceeds from issuance of common stock, net of selling costs	148,786	—
Proceeds from issuance of common stock from exercise of stock options	1,524	4,545
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(49)	(124)
Proceeds from issuance of common stock under employee stock purchase plan	129	141
Acquisition-related earn-out payments	(1,500)	—
Excess tax benefits from stock-based awards	565	2,893
Purchases of treasury stock	—	(5,758)
Net cash provided by financing activities	702,179	1,697
Net increase (decrease) in cash and cash equivalents	4,920	(29,588)
Cash and cash equivalents, beginning of period	72,936	52,717
Cash and cash equivalents, end of period	$77,856	$23,129

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provides best practices research and insight, performance technology software, consulting and management services, and data- and tech-enabled services through discrete programs to hospitals, health systems, pharmaceutical and biotechnology companies, health care insurers, medical device companies, and colleges, universities, and other health care-focused organizations and educational institutions. Members of each subscription-based membership program are typically charged a separate fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry services, cloud-based software applications, consulting and management services, and tech-enabled services.
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s transition report on Form 10-KT for the nine-month period ended December 31, 2014.
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2014 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2015, or any other period.
Note 2. Recent accounting pronouncements
Recently issued
In August 2014, the Financial Accounting Standards Board ("FASB") issued guidance on the assessment of an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The guidance requires such an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. The applicable guidance is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. The Company is currently evaluating the effect this guidance will have once implemented.
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have once implemented.
In April 2015, the FASB issued guidance to clarify the customer's accounting for fees paid in a cloud computing arrangement. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the effect this guidance will have once implemented.
In May 2014, the FASB issued accounting guidance related to revenue recognition. The new standard supersedes most of the existing revenue recognition guidance under GAAP, and requires revenue to be recognized when goods or services are transferred to a customer in an amount that reflects the consideration a company expects to receive. The new standard may require more judgment and estimates relating to the recognition of revenue, which could result in additional disclosures to the financial statements. The standard is effective for the Company in the year ending December 31, 2017. The Company is currently evaluating the revenue recognition effect this guidance will have once implemented.
In June 2014, the FASB issued accounting guidance related to share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The standard is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the effect this guidance will have once implemented.
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
Royall Acquisition Co.
On January 9, 2015, the Company completed the acquisition of all of the issued and outstanding capital stock of Royall Acquisition Co. (“Royall”) from Royall Holdings, LLC (the “Seller”). Royall is a higher education market leader in strategic, data-driven student engagement and enrollment management solutions.
Total consideration consisted of the following (in thousands):

Net cash paid (1)	$744,193
Fair value of equity issued	121,224
Total	$865,417
______
(1) Net of cash acquired of $7,065 and a working capital adjustment payment of $1,278 accrued as of March 31, 2015.
On January 9, 2015, in connection with the completion of the acquisition of Royall, the Company entered into a credit agreement with various lenders. See Note 10, "Notes payable and credit facilities," for further details regarding this credit agreement.
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
The Company has not yet finalized the allocation of the Royall purchase consideration to assets acquired and liabilities assumed. The total purchase price has been allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon valuation procedures performed to-date. As of the date of this report, the valuation studies necessary to determine the fair market value of the assets acquired, including asset useful lives, and liabilities assumed and the related allocations of purchase price are preliminary. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially affect the Company’s results of operations. A final determination of fair values will be based on the actual identifiable tangible and intangible assets acquired and liabilities assumed that existed as of the closing date of the acquisition. The final purchase price allocation may be different from the amounts outlined below. The allocation of the purchase price and the estimates and assumptions are subject to change until the Company completes all of the necessary valuations and income tax analysis, which will be no longer than one year from the acquisition date.
The fair value and useful lives assigned to Royall’s trade name and customer relationships intangible assets have been estimated based on preliminary valuation studies utilizing widely accepted valuation methodologies and principles.

The preliminary purchase price allocation to other identifiable intangible assets is as follows (in thousands):

	Estimated Average Useful Lives (years)	Estimated Fair Value
Trade name	10	$10,000
Customer relationships	16	235,000
Total		$245,000
The fair value and useful lives assigned to Royall’s technology have been estimated based on preliminary valuation studies utilizing widely accepted valuation methodologies and principles. The technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware.
The preliminary purchase price allocation to Royall's technology, included in Property and equipment is as follows (in thousands):

	Estimated Average Useful Lives (years)	Estimated Fair Value
Technology - database and analytics	4	13,000
Technology - developed software	11	25,000
Total		$38,000

A preliminary purchase price allocation resulting from the acquisition of Royall is set forth below (in thousands):

As of January 9, 2015
Consideration paid for the acquisition:	$865,417

Allocated to:
Membership fees receivable, net	29,239
Prepaid expenses and other current assets	7,479
Property and equipment	44,209
Intangible assets, net	245,000
Deferred revenue, current	(18,300)
Accounts payable and accrued liabilities	(5,308)
Deferred income taxes, net of current portion	(100,702)
Preliminary fair value of net assets acquired	$201,617
Preliminary allocation to goodwill	$663,800

The preliminary goodwill is primarily attributable to the assembled workforce of Royall and synergies and economies of scale expected from combining the operations of the Company and Royall. Of the goodwill recognized, $61.3 million is deductible for tax purposes.
Acquisition-related costs of $8.9 million were incurred and included in general and administrative costs in the Company’s consolidated statements of operations. Of this amount, $3.2 million was recognized in the transition period ended December 31, 2014 and $5.7 million was recognized in the three months ended March 31, 2015.
The three months ended March 31, 2015 includes the operations of Royall for the period from January 9, 2015 to March 31, 2015. The condensed consolidated statements of operations for the three months ended March 31, 2015 include $24.6 million of revenues, and $4.5 million of net income, respectively, contributed by Royall.

The following table presents the Company’s pro forma consolidated revenues and net income (loss) for the three months ended March 31, 2015 and 2014. The unaudited pro forma results include the historical statements of operations information of the Company and of Royall, giving effect to the acquisition of Royall and related financing as if they had occurred on January 1, 2014. As described below under “Transition Period Acquisitions,” the Company consummated certain other acquisitions during the transition period ended December 31, 2014; however, the Company has not included the results prior to the acquisitions in these pro forma results as their effect would not have been material.
The unaudited pro forma financial information presented below does not reflect the effect of any actual or anticipated synergies expected to result from the acquisition of Royall. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition of Royall and the related financing been effected on the assumed date.
The unaudited pro forma results are set forth below (in thousands):

	Unaudited Pro Forma Results
	Three Months Ended March 31,
	2015	2014
Revenue	$188,471	$163,696
Net loss	(3,707)	(11,031)
The pro forma results, prepared in accordance with GAAP, include the following pro forma adjustments related to the acquisition of Royall:

(i)	an increase in non-recurring transaction expenses of $8.9 million, in the three months ended March 31, 2014, to reflect the assumption that the Royall acquisition occurred on January 1, 2014;

(ii)	the elimination of $5.7 million of acquisition costs recorded in the three months ended March 31, 2015 as these are now presented in the corresponding period of 2014;

(iii)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $0.4 million and $3.7 million in the three months ended March 31, 2015 and 2014, respectively;

(iv)
a reduction in revenue of $5.9 million in the three months ended March 31, 2014, representing the purchase accounting fair value effect to revenue the Company would have recognized during the three months ended March 31, 2014 had the acquisition of Royall occurred on January 1, 2014 and an increase in revenue of $5.9 million in the three months ended March 31, 2015, representing the purchase accounting fair value effect to revenue that was recognized in 2015;

(v)
the elimination, and replacement, of the historical Royall interest expense with the interest expense from the Company's new senior secured term credit facility totaling $4.4 million and $4.6 million in the three months ended March 31, 2015 and 2014, respectively;

(vi)
an increase in compensation expense related to the inducement equity awards issued to certain Royall employees totaling $0.1 million and $1.5 million in the three months ended March 31, 2015 and 2014, respectively;

(vii)
an increase in non-recurring loss on debt financing activities expenses of $17.4 million in the three months ended March 31, 2014 to reflect the assumption that the Royall acquisition and related financings occurred in the 2014 period; and

(viii)	the elimination of $17.4 million of loss on debt financing activities recorded in the three months ended March 31, 2015 as these are now presented in the corresponding period in 2014.
Transition period acquisitions

During the nine months ended December 31, 2014, the Company completed three acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $71.3 million. The total purchase price has been allocated on a preliminary basis to identifiable assets acquired and liabilities assumed, including $16.6 million to intangible assets with a weighted average amortization period of 8.3 years and $57.7 million to goodwill, of which $33.9 million is tax deductible. The completed acquisitions in the nine months ended December 31, 2014, both individually and in the aggregate, were not significant to the Company's consolidated results of operations.

Note 4. Fair value measurements
Financial assets and liabilities
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities and common stock warrants. In addition, contingent earn-out liabilities resulting from business combinations are recorded at fair value. The following methods and assumptions are used to estimate the fair value of each class of financial assets or liabilities that is valued on a recurring basis.
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
Marketable securities. The Company’s marketable securities as of December 31, 2014, consisting of U.S. government-sponsored enterprise obligations and various state tax-exempt notes and bonds, were classified as available-for-sale and carried at fair market value based on quoted market prices.
Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members. The warrants are exercisable for up to 6,015,000 shares of the entity's common stock if and as certain performance criteria are met. The warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the accompanying consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other (expense) income, net on the accompanying consolidated statements of operations. See Note 9, “Other non-current assets,” for additional information. The fair value of the warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of the underlying value of the common shares of the entity that issued the warrants and the estimate of the level of performance criteria that will be achieved. The entity that issued the warrants is privately held and the estimate of performance criteria to be met is specific to the Company. These inputs are unobservable and are considered key estimates made by the Company.
Contingent earn-out liabilities. This class of financial liabilities represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out periods. The performance targets are specific to the operation of the acquired company subsequent to the acquisition. These inputs are considered key estimates made by the Company that are unobservable because there are no active markets to support them. Contingent earn-out liabilities are included in accounts payable and accrued liabilities and other long-term liabilities on the accompanying consolidated balance sheets.

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2015 or 2014.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair Value as of March 31,	Fair Value Measurement as of March 31, 2015 using fair value hierarchy
	2015	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$77,856	$77,856	$—	$—
Available-for-sale marketable securities	—	—	—	—
Common stock warrants (1)	370	—	—	370
Financial liabilities
Contingent earn-out liabilities (2)	11,790	—	—	11,790
	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2014 using fair value hierarchy
	2014	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$72,936	$72,936	$—	$—
Available-for-sale marketable securities	14,714	—	14,714	—
Common stock warrants (1)	370	—	—	370
Financial liabilities
Contingent earn-out liabilities (2)	12,946	—	—	12,946

(1)
The fair value of the common stock warrants as of March 31, 2015 and December 31, 2014 was calculated to be $0.22 and $0.22 per share, respectively, using a Black-Scholes-Merton model. The significant assumptions as of March 31, 2015 were as follows: risk-free interest rate of 1.1%; expected term of 4.22 years; expected volatility of 71.00%; dividend yield of 0.0%; weighted average share price of $0.52 per share; and expected warrants to become exercisable of approximately 1,776,500 shares. The significant assumptions as of December 31, 2014 were as follows: risk-free interest rate of 1.6%; expected term of 4.46 years; expected volatility of 76.11%; dividend yield of 0.0%; weighted average share price of $0.49 per share; and expected warrants to become exercisable of approximately 1,776,500 shares.

(2)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Common stock warrants
The Company’s fair value estimate of the common stock warrants received in connection with its investment was zero as of the June 2009 investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. There was no change in the fair value of the common stock warrants during the three months ended March 31, 2015 or 2014.
Contingent earn-out liabilities
The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) on December 31, 2009. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. The fair value of the Southwind earn-out liability was affected by changes in the Company's stock price and by changes in estimates regarding expected operating results through the end of the evaluation period, which was December 31, 2014.
As of March 31, 2015, $18.0 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of March 31, 2015, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation earned over the evaluation period was $3.4 million. The fair value of the Southwind earn-out liability is affected by changes in the discount rate, which was 3.0% as of March 31, 2015. The remaining obligation will be paid at various intervals through April 2016.
The Company entered into an earn-out agreement in connection with its acquisition of 360Fresh, Inc. (“360Fresh”) on November 15, 2012. The Company’s fair value estimate of the 360Fresh earn-out liability was $2.5 million as of the date of acquisition. The earn-out liability period ended on January 9, 2015 and the final earn-out payment of $1.5 million was made in the three months ended March 31, 2015.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of Clinovations, LLC (“Clinovations”) in November 2014 was $4.5 million. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation periods, which will end on December 31, 2017. A portion of the earn-out liability will be paid in the form of the Company’s common stock. The maximum payout of the earn-out liability is $9.5 million, while the minimum is zero. Based on the results of Clinovations’ operating results, the contingent obligation for Clinovations as of March 31, 2015 was $4.6 million. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results, discount rates for each evaluation period, which vary from approximately 7.0% to 8.6% and the volatility of the Company's common stock, which was 25% as of March 31, 2015.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) in December 2014 was $3.6 million. The fair value of the GradesFirst earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation period, which will end on December 31, 2015. The maximum payout of the earn-out liability is $4.0 million, while the minimum is zero. Based on the results of GradesFirst’s operating results, the fair value of the contingent obligation for GradesFirst as of March 31, 2015 was estimated as $3.6 million. The fair value of the GradesFirst earn-out liability is affected by changes in estimates regarding expected operating results, probability of achieving the operating results, and a discount rate, which was 1.3% as of March 31, 2015.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$12,946	$12,800
Fair value change in Southwind contingent earn-out liability (1)	209	(4,150)
Fair value change in Clinovations contingent earn-out liability (1)	135	—
Fair value change in 360Fresh contingent earn-out liability (1)	—	100
360Fresh earn-out payments	(1,500)	—
Ending balance	$11,790	$8,750

(1)	Amounts were recognized in cost of services on the accompanying consolidated statements of operations.
Senior secured term loan
We estimate that the carrying value of our senior secured term loan of $571,242 approximates the fair value as of March 31, 2015. The fair value was estimated at carrying value given the relatively short period of time between its issuance date and March 31, 2015. The senior secured term loan would be classified as Level 2 within the fair value hierarchy if it were measured at fair value.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (such as when there is evidence of impairment). During the three months ended March 31, 2015 and 2014, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Note 5. Marketable securities
As a result of the Royall acquisition on January 9, 2015, the Company liquidated its remaining marketable securities, therefore the Company had no marketable securities as of March 31, 2015. The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities as of December 31, 2014 are as follows (in thousands):

	As of December 31, 2014
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$1,915	$1,915	$—	$—
Tax exempt obligations of states	12,799	12,647	152	—
	$14,714	$14,562	$152	$—

The Company recognized gross realized gains of $0.1 million on sales of available-for-sale investments during the three months ended March 31, 2015. There were $0.2 million in gross realized gains on sales of available-for-sale investments and $0.1 million in gross realized losses on sales of available-for-sale investments during the three months ended March 31, 2014.
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
The acquired developed technology which includes acquired software, databases, and analytics, is classified as software within property and equipment because the developed software application, database, or analytic resides on the Company’s or its service providers’ hardware. Amortization for acquired developed technology is included in depreciation and amortization on the Company’s consolidated statements of operations. Developed technology obtained through acquisitions is amortized over its useful life based on the cash flow estimates used to determine the value of the assets at acquisition. As of March 31, 2015, the weighted average useful life of existing acquired developed technology was approximately eight years. The amount of acquired developed technology amortization included in depreciation and amortization for the three months ended March 31, 2015 was approximately $2.0 million. The amount of acquired developed technology amortization included in depreciation and amortization for the three months ended March 31, 2014 was approximately $0.6 million.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment for the periods presented. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three months ended March 31, 2015 was $4.9 million. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three months ended March 31, 2014 was $3.2 million.
Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of March 31, 2015 and December 31, 2014, the carrying value of internally developed capitalized software was $65.3 million and $61.0 million, respectively. Amortization expense for internally developed capitalized software for the three months ended March 31, 2015, recorded in depreciation and amortization on the accompanying consolidated statements of operations, was approximately $4.0 million. Amortization expense for internally developed capitalized software for the three months ended March 31, 2014, was approximately $2.4 million.

Property and equipment consists of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Leasehold improvements	$56,865	$54,156
Furniture, fixtures, and equipment	56,766	51,593
Software	180,209	132,949
Property and equipment, gross	293,840	238,698
Accumulated depreciation and amortization	(114,488)	(103,591)
Property and equipment, net	$179,352	$135,107
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any material impairment losses on any of its long-lived assets during the three months ended March 31, 2015 or 2014.
Note 7. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended March 31, 2015 or 2014. There was no impairment of goodwill recorded in the three months ended March 31, 2015 or 2014.
The following illustrates the change in the goodwill balance for the three months ended March 31, 2015 (in thousands):

As of
March 31, 2015
Beginning of period	$186,895
Acquisition	663,800
Purchase accounting adjustment	161
Ending balance	$850,856
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from one year to sixteen years. As of March 31, 2015, the weighted average remaining useful life of acquired intangibles was approximately 14.6 years. As of March 31, 2015, the weighted average remaining useful life of internally developed intangibles was approximately 4.0 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of March 31, 2015			As of December 31, 2014
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed software for sale	5.0	$14,413	$(4,643)	$9,770	$13,268	$(4,009)	$9,259
Acquired intangibles:
Developed software	6.1	19,250	(11,025)	8,225	19,250	(10,238)	9,012
Customer relationships	15.3	260,610	(12,750)	247,860	25,610	(8,662)	16,948
Trademarks	8.6	14,900	(3,388)	11,512	4,900	(3,048)	1,852
Non-compete agreements	3.8	1,600	(1,353)	247	1,600	(1,234)	366
Customer contracts	4.7	6,449	(5,121)	1,328	6,449	(4,913)	1,536
Total intangibles		$317,222	$(38,280)	$278,942	$71,077	$(32,104)	$38,973

Amortization expense for intangible assets for the three months ended March 31, 2015, recorded in depreciation and amortization on the accompanying consolidated statements of operations, was approximately $6.2 million. Amortization expense for intangible assets for the three months ended March 31, 2014 was approximately $2.2 million. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for the remaining nine months of the fiscal year ending December 31, 2015 and for each of the following five years ending December 31, 2016 through 2019: $18.0 million, $23.4 million, $22.6 million, $21.7 million, and $19.9 million, respectively, and $173.3 million thereafter.
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
As of March 31, 2015, and assuming all shares are converted to common, the Company owned 23.3% of Holdings through its Series A convertible preferred stock investment and Holdings owned approximately 57.2% of Evolent LLC. As of March 31, 2015, the Company owned 11.4% of Evolent LLC through its Series B convertible preferred stock investment. As of December 31, 2014, the Company owned 23.3% of Holdings through its Series A convertible preferred stock investment and

Holdings owned approximately 57.2% of Evolent LLC. As of December 31, 2014 the Company owned 11.4% of Evolent LLC through its Series B convertible preferred investment.

On the date of the Series B Issuance, the Company re-evaluated the accounting for its investment in Holdings’ Series A convertible preferred stock. The Company determined that its Series A convertible preferred stock investment in Holdings should be accounted for under the cost method instead of the equity method since the investment no longer qualified as in-substance common stock. The carrying balance of the Company’s Series A convertible preferred stock investment in Holdings was $0 as of March 31, 2015.

Evolent LLC maintains separate capital accounts for each of its members; therefore, the Company accounts for its Series B convertible preferred stock investment in Evolent LLC under the equity method. As a result of the earnings and loss allocation methodology provided in the Evolent LLC Operating Agreement and Evolent's cumulative net loss position, the Company currently is allocated approximately 20% of the Evolent LLC losses. During the three months ended March 31, 2015 and 2014, the Company’s share of the losses of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC was $2.4 million and $2.7 million, respectively, which includes $0.1 million and $0.1 million, respectively related to amortization of basis differences related to identified intangible assets. The carrying balance of the Company’s investment in Series B convertible preferred shares of Evolent LLC was $6.9 million as of March 31, 2015 and $9.3 million as of December 31, 2014.

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
Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Holdings and its majority-owned subsidiary, Evolent LLC, to continue to incur losses in the future. The Company’s investment in Evolent LLC is evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of March 31, 2015, the Company believes that no impairment charge is necessary.
The following is a summary of the financial position of Evolent LLC, as of the dates presented (unaudited, in thousands):

	As of
	March 31, 2015	December 31, 2014
Assets:
Current assets	$46,692	$56,718
Non-current assets	29,742	27,586
Total assets	$76,434	$84,304
Liabilities and Members’ Equity:
Current liabilities	$53,617	$50,029
Non-current liabilities	5,610	5,772
Total liabilities	59,227	55,801
Redeemable equity	9,493	15,734
Members’ equity	7,714	12,769
Total liabilities and members’ equity	$76,434	$84,304

The following is a summary of the operating results of Evolent LLC for the periods presented (unaudited, in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$37,041	$20,076
Operating expenses	(54,905)	(31,064)
Depreciation and amortization	(1,483)	(656)
Interest, net	31	27
Other income (expense)	1	(9)
Net loss	$(19,315)	$(11,626)

Note 9. Other non-current assets
In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. The warrants are recorded at their estimated fair value, which was $370,000 as of March 31, 2015 and $370,000 as of December 31, 2014, and are included in other non-current assets on the accompanying consolidated balance sheets. The change in the estimated fair value of the warrants is recorded in other (expense) income, net on the accompanying consolidated statements of operations. For additional information regarding the fair value of these warrants, see Note 4, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment of $5.0 million as of March 31, 2015 is included in other non-current assets on the accompanying consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of March 31, 2015, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended March 31, 2015 or 2014.
Note 10. Notes payable and credit facilities
Senior secured revolving credit facility obtained in July 2012
In July 2012, the Company entered into a $150.0 million five-year senior secured revolving credit facility under a credit agreement with a syndicate of lenders which was set to mature and be payable in full on July 30, 2017. As of December 31, 2014, the Company had unamortized deferred financing fees of $0.4 million related to this transaction.
Senior secured credit facilities obtained in January 2015
On January 9, 2015, in connection with the completion of the acquisition of Royall, the Company entered into a credit agreement with various lenders. This credit agreement replaced the July 2012 secured revolving credit facility. Under the terms of the January 9, 2015 credit agreement, lenders provided the Company with $775 million of senior secured credit facilities for application to the acquisition of Royall and the Company’s corporate needs after the closing of the Royall acquisition. The credit facilities consisted of a term loan facility in the principal amount of $725 million, maturing on January 9, 2022, and a revolving credit facility under which up to $50 million principal amount of borrowings and other credit extensions could be outstanding at any time, maturing on January 9, 2020.
Amounts drawn under the term facility generally bore interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 3.00% or (b) the applicable London interbank offered rate (subject to a 1.00% floor) plus an initial margin of 4.00%, subject in each case to margin reductions based on the Company's total leverage ratio from time to time. The annual interest rate for the term loan facility as of January 9, 2015 was 5.00%. The revolving facility was undrawn at the facility closing date. All $725 million of term loans available under the term loan facility were drawn at the closing of the acquisition to pay the majority of the cash purchase price for the Royall capital stock. Total original issue discount of $21.8 million and deferred financing fees of $2.8 million were recorded related to this credit agreement. The Company recognized a loss of $0.2 million on the modification of the July 2012 revolving credit facility. This loss was recorded in loss on financing activities within the consolidated statements of operations.
Equity offering in January 2015
On January 21, 2015, the Company closed on a registered public offering of its common stock. The Company used the net proceeds from the offering plus available cash to repay approximately $149.9 million principal amount of loans outstanding under its $725 million senior secured term loan facility. This payment resulted in a loss on financing activities of $4.5 million related to original issue discount and $0.3 million related to deferred financing fees. The total $4.8 million loss was recognized in loss on financing activities within the consolidated statement of operations.
Senior secured credit facilities obtained in February 2015
On February 6, 2015, the Company entered into a new credit agreement with various lenders. The new credit agreement consists of a five-year senior secured term loan facility in the original principal amount of $575 million and a five-year senior secured revolving credit facility under which up to $100 million principal amount of borrowings and other credit extensions may be outstanding at any time. The proceeds of the term loan were used to repay and retire all loans outstanding under the term loan facility obtained on January 9, 2015. The revolving credit facility was not drawn down on February 6, 2015. Amounts drawn under the term loan and revolving credit facilities bear interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate plus an initial margin of 2.75%, subject in each case to margin reductions based on the Company’s total leverage ratio from time to time. At the time of issuance and as of March 31, 2015, the stated annual interest rate on the new borrowings was 3.01%.
The lenders under the new credit agreement included the lenders from the January 9, 2015 agreement as well as new lenders. For those lenders to this agreement that also participated in the January 9, 2015 agreement, the Company concluded that the new credit agreement represented a modification of the debt. As a modification, the original issue discount and deferred financing fees associated with the original borrowings carried forward to the new borrowings. Any fees paid to or received from these lenders are recorded as an adjustment to the original issue discount. Any fees paid to third parties are recorded as expense. The Company received a net refund of $2.4 million from the original creditors in the January 9, 2015 agreement, which was treated as a reduction to the original issue discount and deferred financing fees. Further, because the level of participation in the borrowings by the lenders under the original credit agreement was significantly less under the new agreement than under the original agreement, the Company recognized a debt modification expense of $12.4 million related to a portion of the original issue discount and deferred financing fees from the old agreement. This $12.4 million expense is recorded as a loss on financing activities within the consolidated statement of operations. Following this write-off, the Company had original issue discount of $3.9 million and deferred financing fees of $1.1 million related to the February 6, 2015 credit facilities.

As of March 31, 2015, there were no amounts outstanding under the revolving credit facility and $100.0 million was available for borrowing.

Interest expense for the quarter ended March 31, 2015 was $5.6 million, inclusive of $0.4 million amortization of debt issuance costs.

Long-term debt is summarized as follows (in thousands):

As of March 31, 2015
3.01% Senior Secured Note due fiscal 2020 ($575,000 face value less unamortized discount of $3,758)	$571,242

Less: amounts due in next twelve months ($28,750 face value less unamortized discount of $876)	(27,874)
Total	$543,368
The credit agreement contains customary representations and warranties, events of default and financial and other covenants, including covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company's compliance with the two financial covenants is measured as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of March 31, 2015.

Note 11. Stockholders’ equity
On May 8, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $100 million of the Company’s common stock under its share repurchase program, bringing the total authorized repurchase amount under the program to $450 million since its inception. The Company did not repurchase any shares in the three months ended March 31, 2015. The Company repurchased 90,300 shares of its common stock at a total cost of approximately $5.8 million in the three months ended March 31, 2014. The total amount of common stock purchased from inception under the program through March 31, 2015 was 16,758,185 shares at a total cost of $398.8 million. All such repurchases have been made in the open market, and all repurchased shares have been retired as of March 31, 2015. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. As of March 31, 2015, the remaining authorized repurchase amount was $51.2 million.
Equity offering
On January 21, 2015, the Company closed the registered public offering of 3,650,000 shares of common stock by the Company and pursuant to registration rights granted by the Company to the Seller in connection with the acquisition of Royall, 1,755,000 shares of common stock held by the Seller that were issued to the Seller as the equity component of the acquisition consideration. The shares were sold at a price to public of $43.00 per share, less an underwriting discount of $1.935 per share, for a net per share purchase price of $41.065. The Company also incurred selling costs of $1.1 million directly related to this equity offering. The net proceeds received by the Company were approximately $148.8 million after deducting the underwriting discount and selling costs. The Company remains obligated under a registration rights agreement to register for sale under certain conditions, the remaining 673,364 shares of common stock of the Company held by the Seller of Royall.
Note 12. Stock-based compensation
Royall inducement plan
On January 9, 2015, in conjunction with the Royall acquisition, the Company created The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees to enable the Company to award options and restricted stock units to persons employed by Royall as an inducement to employees entering into and continuing employment with the Company or its current or future subsidiaries upon consummation of the Royall acquisition. Under the terms of this plan, the aggregate number of shares issuable pursuant to all awards may not exceed 1,906,666. The awards consisted of performance-based stock options to purchase an aggregate of 1,751,000 shares of common stock, and performance-based restricted stock units for an aggregate of 145,867 shares of common stock. Both the performance-based stock options and performance-based restricted stock units are also subject to service conditions.
Stock options granted under the inducement plan have an exercise price equal to $49.92, which was the closing price of the Company’s common stock on January 9, 2015 as reported on the NASDAQ Global Select Market. The stock options have a seven year term and are eligible to vest, if performance-based vesting criteria are satisfied, in installments commencing in January 2017 and ending in January 2020. The restricted stock units were valued at $49.92 and are also eligible to vest in installments commencing in January 2017 and ending in January 2020, subject to satisfaction of performance-based vesting criteria. The vesting criteria in both cases are based on performance of the Royall programs and services. The aggregate grant date fair value of the performance-based stock options, assuming all performance targets are met, is estimated to be approximately $26.8 million. The aggregate grant date fair value of the performance-based restricted stock units, assuming all performance targets are met, is estimated at approximately $7.3 million. As of March 31, 2015, the Company expects that Royall will achieve 70% to 99% of the performance targets, which equates to 50% of the performance-based stock options and 50% of the restricted stock units being eligible to vest, subject to forfeitures.
The actual stock-based compensation expense the Company will recognize is dependent upon, but not limited to, Royall satisfying the applicable performance conditions and continued employment of award recipients at the time performance conditions are met. The actual amount the Company will recognize may increase or decrease based on Royall's actual results and the employment status of the award recipients at the time performance conditions are met. The following average key assumptions were used in the valuation of the stock options issued to Royall employees using the Black-Scholes model: risk-free interest rate: 1.7%, expected term in years: 5.09, expected volatility: 31.20%, dividend yield: 0.0%, cumulative estimated forfeitures: 12%, fair value of stock options issued: $15.30.

Stock incentive plans
On June 23, 2014, the Compensation Committee of the Board of Directors approved a grant of 947,117 nonqualified stock options and 101,474 restricted stock units (“RSUs”) to certain executive officers of the Company. The awards are subject to both performance-based and market-based conditions and portions will vest, with all awards vesting if the highest levels are achieved, based upon the achievement of specified levels of both sustained contract value and sustained stock price during the performance period, which could extend to March 31, 2019. The vesting of the RSUs is also subject to a one-year service condition, which requires the recipient to remain employed with the Company for at least the year following the date on which the applicable performance and market conditions are achieved. The Company has concluded that it is probable that all awards will vest at the highest level of achievements over a five year period. The estimated requisite service period, which includes the current estimate of the time to achieve the performance and market conditions at the highest level is five years for the stock options and six years for the RSUs, inclusive of the one-year service condition. The option and RSU awards are reflected in the following tables.
The following table summarizes the changes in common stock options granted under the Company’s stock incentive plans during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding, beginning of period	2,741,297	$42.19	2,018,334	$28.91
Granted	1,751,000	49.92	93,696	66.90
Exercised	(64,905)	23.49	(281,707)	16.15
Forfeited	(37,869)	53.63	—	—
Cancellations	—	—	—	—
Outstanding, end of period	4,389,523	$45.45	1,830,323	$32.82
Exercisable, end of period	821,757	$27.55

The following table summarizes the changes in RSUs granted under the Company’s stock incentive plans during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Number of RSUs	Weighted average grant date fair value	Number of RSUs	Weighted average grant date fair value
Non-vested, beginning of period	1,046,582	$45.84	986,422	$38.66
Granted	149,591	50.01	130,752	66.91
Forfeited	(16,518)	56.11	(112)	47.87
Vested	(5,092)	32.19	(6,600)	28.10
Non-vested, end of period	1,174,563	$46.29	1,110,462	$42.05
No RSUs with performance and market conditions vested during the three months ended March 31, 2015.

The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,892	$1,382
Member relations and marketing	1,146	843
General and administrative	3,367	2,198
Depreciation and amortization	—	—
Total costs and expenses	$6,405	$4,423
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of March 31, 2015, $57.1 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.9 years.

Note 13. Income taxes
The effective tax rates were (11.5)% and 38.5% for the three months ended March 31, 2015 and 2014, respectively. The tax benefit of the current quarter's pre-tax loss was offset by an $11.6 million discrete tax item related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015 resulting in income tax expense for the period. The effective tax rate was increased by this discrete item, the non-deductible portion of the acquisition costs related to our purchase of Royall, and lower pre-tax book income due to our loss on financing activities.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. No interest or penalties were recognized in the consolidated statements of operations for the three months ended March 31, 2015 or 2014. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2011.
Note 14. Earnings per share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares and potentially dilutive common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method, using the Company’s prevailing tax rates. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive.

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	40,924	36,205
Effect of dilutive outstanding stock-based awards	—	1,005
Diluted weighted average common shares outstanding	40,924	37,210
In the three months ended March 31, 2015 and 2014, 2.5 million and 0.3 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

As of March 31, 2015, the Company had 2.7 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions, or both, and therefore are treated as contingently issuable awards. As of March 31, 2014, the Company had 20,000 nonqualified stock options and 45,080 RSUs that contained either performance or market conditions and were treated as contingently issuable awards. These awards are excluded from diluted earnings per share until the reporting period in which necessary conditions are achieved. To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted earnings per share will be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. As of March 31, 2015 and 2014, none of these contingently issuable awards has been included within the diluted earnings per share calculations.

Note 15. Subsequent Events
Interest rate swaps
On April 2, 2015, the Company entered into three interest rate swaps on 50% of the Company’s debt principal, which is equal to the then-outstanding swap notional amount or $287.5 million. The Company’s objective with respect to the interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company seeks to meet its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in the one-month U.S. dollar-denominated LIBOR (“1-month LIBOR”) swap rate, the designated benchmark interest rate being hedged.
The interest rate swaps allow the Company to pay an average base rate of 1.282%, while receiving the economics of the 1- month LIBOR from the counterparties. The 1-month LIBOR is the expected base rate of the variable note payable. The interest rate swaps have a decreasing notional amount over five years consistent with the amortization schedule of the Company's variable note payable.
The Company expected at inception that the hedging relationship will be highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged because the key features and terms for the hedging instrument and hedged transactions closely align at inception. It is probable that the swap counterparties will not default on their obligations under the hedging instrument, and the Company performed a regression analysis at inception of the hedging relationship in which it compared the historical monthly changes in the fair value of the hedging instrument to the historical monthly changes in the fair value of a hypothetically perfect interest rate swaps having terms that exactly match the best estimate of the hedged transactions and a fair value of zero at its inception. The Company will record all changes in the fair market value of the effective portion of the interest rate swaps to accumulated other comprehensive income in the period in which the change in fair value occurs. For any portion of the interest rate swaps that is not effective, the change will be recorded in the consolidated statement of income in the period in which the change in fair value occurs.
Investment transaction
On May 8, 2015, the Company agreed to acquire an additional 70,602 shares of Holdings from another investor in Holdings for approximately $3 million. The Company will continue to account for its investment in Holdings under the cost method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context indicates otherwise, references in this management’s discussion and analysis to the “Company,” “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.
This management’s discussion and analysis includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of such forward-looking words as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” and similar words and expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our transition report on Form 10-K for the period ended December 31, 2014, or the “2014 Form 10-KT,” filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
Executive Overview
We are a leading provider of insight-driven performance improvement software and solutions to the rapidly changing health care and higher education industries. Through our subscription-based membership programs, we leverage our intellectual capital to help members solve their most critical business problems. As of the date of this report, we served approximately 5,200 members, including hospitals, health systems and other health care organizations, and colleges and universities.
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
Our five key areas of focus for the fiscal year are to drive to even higher member impact by working with members to maximize the value they receive from individual memberships; to develop deeper and more powerful commercial relationships across our portfolio; to continue to focus on growth through selected investments to capture the unique opportunities presented by current health care and education market conditions, through developing and launching new programs and acquiring products, services, and technologies that improve performance for our members; to meet our financial commitments; and to attract, cultivate, engage, and retain world-class talent across our organization. Success in all of these areas requires very strong execution across our business, and we have a heavy focus on setting up each team to manage towards and attain high goals in each area of our operations.
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by the expansion of our relationships with existing members, strong renewal rates, acquisition activity, new program launches, addition of new members, and annual price increases. We believe high renewal rates reflect our members’ recognition of the value they derive from participating in our programs. Our revenue grew 30.3% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our contract value increased 34.5% to $728.7 million as of March 31, 2015 from $541.9 million as of March 31, 2014. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
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

Acquisitions that we have completed since December 31, 2013 affect the comparability of our results of operations for the three months ended March 31, 2015 and our results of operations for the same periods in our prior fiscal year.
Critical Accounting Policies
Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, or “GAAP,” require us to apply methodologies, estimates, and judgments that have a significant effect on the results we report in our financial statements. In our 2014 Form 10-KT, we have discussed those material accounting policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our transition period ended December 31, 2014.
Non-GAAP Financial Presentation
This management’s discussion and analysis presents supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These financial measures, which are considered “non-GAAP financial measures” under SEC rules, are referred to as adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted tax rate, and adjusted weighted average common shares outstanding - diluted. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of such measures, and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Results of Operations
The following table shows consolidated statements of operations data including the amounts expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Revenue	$179,795	$138,001	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	95,307	67,195	53.0%	48.7%
Member relations and marketing	30,726	26,412	17.1%	19.1%
General and administrative	31,674	18,743	17.6%	13.6%
Depreciation and amortization	17,074	8,468	9.5%	6.1%
Total costs and expenses	174,781	120,818	97.2%	87.5%
Operating income	5,014	17,183	2.8%	12.5%
Interest expense	(5,612)	—	(3.1)%	—%
Other (expense) income, net	(1,119)	732	(0.6)%	0.5%
Loss on financing activities	(17,398)	—	(9.7)%	—%
(Loss) Income before provision for income taxes and equity in loss of unconsolidated entities	(19,115)	17,915	(10.6)%	13.0%
Provision for income taxes	(2,194)	(6,897)	(1.2)%	(5.0)%
Equity in loss of unconsolidated entities	(2,379)	(2,731)	(1.3)%	(2.0)%
Net (loss) income	$(23,688)	$8,287	(13.2)%	6.0%
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net (loss) income. Net loss was $23.7 million in the three months ended March 31, 2015 compared to net income of $8.3 million in the three months ended March 31, 2014. The principal factors contributing to the change included $17.4 million related to loss on financing activities, an $11.6 million discrete tax item related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015, $5.7 million in acquisition-related costs, $5.6 million in interest expense related to new indebtedness, a $4.1 million decrease to acquisition-related earn-out liabilities recorded in the prior period, and increases in operating expenses related to our acquisition of Royall Acquisition Co., or Royall. The effects of these items were partially offset by a 30.3% increase in revenue over the prior-year period.
Revenue. Total revenue increased 30.3% to $179.8 million in the three months ended March 31, 2015 from $138.0 million in the three months ended March 31, 2014, while contract value increased 34.5% to $728.7 million as of March 31, 2015 from $541.9 million as of March 31, 2014. The increases in revenue and contract value were attributable to our acquisition of Royall, our cross-selling of existing programs to existing members, the introduction and expansion of new programs, and, to a lesser degree, price increases. We offered 65 membership programs as of March 31, 2015 compared to 62 membership programs as of March 31, 2014.
Cost of services. Cost of services increased to $95.3 million for the three months ended March 31, 2015 from $67.2 million for the three months ended March 31, 2014. The increase in cost of services for the three months ended March 31, 2015 was primarily due to our acquisition of Royall and the continued growth and expansion of our Crimson programs, as well as our recent acquisitions of ThoughtWright, LLA d/b/a Grades First, or GradesFirst, and Clinovations, LLC, or Clinovations. Cost of services in the current period also reflected increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. As a percentage of revenue, cost of services was 53.0% and 48.7% for the three months ended March 31, 2015 and March 31, 2014, respectively. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities consisting of a $0.3 million increase and a $4.1 million decrease in the three months ended March 31, 2015 and 2014, respectively.
Member relations and marketing. Member relations and marketing expense increased to $30.7 million in the three months ended March 31, 2015 from $26.4 million in the three months ended March 31, 2014. As a percentage of revenue, member relations and marketing expense in the three months ended March 31, 2015 and 2014 was 17.1% and 19.1%, respectively. The increase in member relations and marketing expense was primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. During the three months ended March 31, 2015 and 2014, we had an average of 210 and 199 business development teams, respectively.
General and administrative. General and administrative expense increased to $31.7 million in the three months ended March 31, 2015 from $18.7 million in the three months ended March 31, 2014. As a percentage of revenue, general and administrative expense increased to 17.6% in the three months ended March 31, 2015 from 13.6% in the three months ended March 31, 2014. The increases in general and administrative expense in the current period was primarily attributable to $5.7 million in acquisition costs related to our acquisition of Royall, as well as to increased investment in functions to support our larger organization and the integration of recent acquisitions.

Depreciation and amortization. Depreciation expense increased to $17.1 million, or 9.5% of revenue, in the three months ended March 31, 2015, from $8.5 million, or 6.1% of revenue, in the three months ended March 31, 2014. The increases in depreciation and amortization in the current periods were primarily attributable to increased amortization expense from acquired intangibles of $5.1 million relating to our recent acquisitions of Royall, GradesFirst, and Clinovations, developed capitalized internal use software, and depreciation of improvements made to new expansion floors in our Washington, D.C. headquarters.
Interest expense. Interest expense of $5.6 million was incurred on indebtedness incurred to fund the Royall acquisition on January 9, 2015 and on indebtedness obtained on February 6, 2015 to refinance and retire such acquisition indebtedness. There was no comparable activity in the prior-year period.
Other (expense) income, net. Other (expense) income, net decreased to a $1.1 million loss in the three months ended March 31, 2015, from a $0.7 million gain in the three months ended March 31, 2014. We recognized a loss of $1.1 million and a gain of $0.1 million as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies in the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2014 we earned $0.6 million in interest income on our marketable security balance. As of March 31, 2015 we no longer owned marketable securities.
Loss on financing activities. A loss on financing activities of $17.4 million was recognized in connection with the refinancing of acquisition indebtedness during the three months ended March 31, 2015, as discussed above. There was no comparable activity in the prior-year period.
Provision for income taxes. Our provision for income taxes was $2.2 million and $6.9 million in the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate in the three months ended March 31, 2015 was (11.5)% compared to 38.5% in the three months ended March 31, 2014. The tax benefit of the current quarter’s pre-tax loss was offset by an $11.6 million discrete tax item related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015 resulting in income tax expense for the period. The effective tax rate was increased by this discrete item, the non-deductible portion of the acquisition costs related to our purchase of Royall, and lower pre-tax book income due to our loss on financing.
Equity in loss of unconsolidated entities. Our proportionate share of the losses of Evolent Health LLC, or Evolent LLC, net of tax during the three months ended March 31, 2015 and 2014 was $2.4 million and $2.7 million, respectively. Evolent was established in August 2011 and continues to operate as an early-stage business. As a result, we expect Evolent LLC to incur losses in the future.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,892	$1,382
Member relations and marketing	1,146	843
General and administrative	3,367	2,198
Depreciation and amortization	—	—
Total costs and expenses	$6,405	$4,423

There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of March 31, 2015, $57.1 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.9 years.
Non-GAAP Financial Measures
The tables and related discussion below present information for the periods indicated about our adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted effective tax rate, and adjusted weighted average common shares outstanding - diluted. We define "adjusted revenue" for the three months ended March 31, 2015 and 2014 as revenue before the adjustments set forth in the first table below. We define “adjusted EBITDA” for the three months ended March 31, 2015 and 2014 as net income before adjustment for the items set forth in the second table below. We define “adjusted net income” for the three months ended March 31, 2015 and 2014 as net income excluding the net of tax effect of the items set forth in the third table below. We define “non-GAAP earnings per diluted share” for the three months ended March 31, 2015 and 2014 as earnings per diluted share excluding the net of tax effect of the items set forth in the fourth table below. We define “adjusted effective tax rate” for the three months ended March 31, 2015 and 2014 as the effective tax rate excluding the effect of the items set forth in the fifth table below. We define “Adjusted weighted average common shares outstanding - Diluted” for the three months ended March 31, 2015 and 2014 as weighted average common shares outstanding - diluted excluding the effect of the items set forth in the sixth table below.
Our management believes that providing information about adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted effective tax rate, and adjusted weighted average common shares outstanding-diluted facilitates an assessment by our investors of the Company’s fundamental operating trends and addresses concerns of management and investors that the various gains and expenses excluded from these measures may obscure such underlying trends. Our management uses these non-GAAP financial measures, together with financial measures prepared in accordance with GAAP, to enhance its understanding of our core operating performance, which represents our views concerning our performance in the ordinary, ongoing, and customary course of our operations. In the future, we are likely to incur income and expenses similar to the items for which the applicable GAAP measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, the exclusion of those and similar items in our non-GAAP presentation should not be interpreted as implying that the items are non-recurring, infrequent, or unusual.
The information about our core operating performance provided by our non-GAAP financial measures is used by management for a variety of purposes. Management uses the non-GAAP financial measures for internal budgeting and other managerial purposes in part because the measures enable management to evaluate projected operating results and make comparative assessments of our performance over time while isolating the effects of items that vary from period to period without any or with limited correlation to core operating performance, such as interest expense and foreign currency exchange rates, periodic costs of certain capitalized tangible and intangible assets, stock-based compensation expense, tax rates, and certain non-cash and special charges. The effects of the foregoing items also vary widely among similar companies, and affect the ability of management and investors to make company-to-company comparisons. In addition, merger and acquisition activity can have inconsistent effects on earnings that are not related to core operating performance due, for instance, to charges relating to acquisition costs, the amortization of acquisition-related intangibles, and fluctuations in the fair value of contingent earn-out liabilities. Companies also exhibit significant variations with respect to capital structure and cost of capital (which affect relative interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. By eliminating some of the foregoing variations, management believes that our non-GAAP financial measures allow management and investors to evaluate more effectively our performance relative to that of our competitors and peer companies. Similarly, our management believes that because of the variety of equity awards used by companies, the varying methodologies for determining both stock-based compensation and stock-based compensation expense among companies, and from period to period, and the subjective assumptions involved in those determinations, excluding stock-based compensation from our non-GAAP financial measures enhances company-to-company comparisons over multiple fiscal periods.
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
A reconciliation of adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted effective tax rate, and adjusted weighted average common shares outstanding - diluted to the most directly comparable GAAP financial measures is provided below (in thousands, except per share data).

	Three Months Ended March 31,
	2015	2014
Revenue	$179,795	$138,001
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	5,882	—
Adjusted revenue	$185,677	$138,001
Adjusted revenue. Total adjusted revenue increased 34.5% to $185.7 million in the three months ended March 31, 2015 from $138.0 million in the three months ended March 31, 2014. The increase in adjusted revenue was attributable to our acquisition of Royall, our cross-selling of existing programs to existing members, the introduction and expansion of new programs, and, to a lesser degree, price increases.

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(23,688)	$8,287
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	5,882	—
Equity in loss of unconsolidated entities	2,379	2,731
Provision for income taxes	2,194	6,897
Loss on financing activities	17,398	—
Interest expense	5,612	—
Other expense (income), net	1,119	(732)
Depreciation and amortization	17,074	8,468
Acquisition and similar transaction charges	5,649	—
Fair value adjustments to acquisition-related earn-out liabilities	344	(4,100)
Vacation accrual adjustment	(850)	—
Stock-based compensation expense	6,405	4,423
Adjusted EBITDA	$39,518	$25,974

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(23,688)	$8,287
Effect of adjusted tax rate on net (loss) income	10,624	—
Effect on revenue of fair value adjustments to acquisition-related deferred revenue, net of adjusted tax rate	3,288	—
Equity in loss of unconsolidated entities	2,379	2,731
Amortization of acquisition-related intangibles, net of adjusted tax rate	4,220	1,431
Loss on financing activities, net of adjusted tax rate	9,725	—
Acquisition and similar transaction charges, net of adjusted tax rate	3,158	—
Fair value adjustments to acquisition-related earn-out liabilities, net of adjusted tax rate	192	(2,522)
Vacation accrual adjustment, net of adjusted tax rate	(475)	—
Stock-based compensation, net of adjusted tax rate	3,580	2,720
Adjusted net income	$13,003	$12,647
Adjusted net income and adjusted EBITDA. Adjusted net income increased to $13.0 million for the three months ended March 31, 2015 from $12.6 million for the three months ended March 31, 2014, while adjusted EBITDA increased 52.1% to $39.5 million for the three months ended March 31, 2015 from $26.0 million for the three months ended March 31, 2014. The increase in adjusted EBITDA was attributable to our increased revenue and was partially offset by increased investment in our general and administrative infrastructure to support our growing employee base, higher marketing and member relations costs attributable to an increase in the number of new sales teams, and the costs of new and growing programs.

	Three Months Ended March 31,
	2015	2014
GAAP (loss)earnings per diluted share	$(0.58)	$0.22
Effect of adjusted tax rate on net (loss) income	0.26	—
Effect on revenue of fair value adjustments to acquisition-related deferred revenue, net of adjusted tax rate	0.08	—
Equity in loss of unconsolidated entities	0.06	0.07
Amortization of acquisition-related intangibles, net of adjusted tax rate	0.10	0.04
Loss on financing activities, net of adjusted tax rate	0.23	—
Acquisition and similar transaction charges, net of adjusted tax rate	0.08	—
Fair value adjustments to acquisition-related earn-out liabilities, net of adjusted tax rate	0.01	(0.07)
Vacation accrual adjustment, net of adjusted tax rate	(0.01)	—
Stock-based compensation, net of adjusted tax rate	0.08	0.08
Non-GAAP earnings per diluted share	$0.31	$0.34

	Three Months Ended March 31,
	2015	2014
Effective tax rate	(11.5)%	38.5%
Effect on tax rate of Washington, D.C. tax law change, including write-off of Washington, D.C. income tax credits	56.4%	—%
Effect on tax rate of loss on financing activities	(4.8)%	—%
Effect on tax rate of unconsolidated equity method investment related FIN 48 liability	(1.3)%	—%
Effect on tax rate of Royall acquisition costs and other tax items	5.3%	—%
Adjusted effective tax rate	44.1%	38.5%

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding - Diluted	$40,924	$37,210
Dilutive shares outstanding	636	—
Adjusted weighted average common shares outstanding - Diluted	41,560	37,210

Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that operating cash flows and existing cash and cash equivalents will be sufficient to support our expected operating and capital expenditures, as well as debt service obligations, during at least the next 12 months.
On January 9, 2015, The Company paid $744.2 million in cash and $121.2 million in equity to acquire Royall. The Company obtained its cash largely from borrowings under a senior secured term loan facility we obtained in conjunction with the acquisition. We had cash, cash equivalents, and marketable securities balances of $77.9 million as of March 31, 2015 and $87.7 million as of March 31, 2014. We expended $0.0 million and $5.8 million in cash to purchase shares of our common stock through our share repurchase program during the three months ended March 31, 2015 and 2014, respectively.

Cash flows
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities increased to $43.1 million in the three months ended March 31, 2015, from net cash flows provided by operating activities of $3.1 million in the three months ended March 31, 2014. The increase in net cash flows provided by operating activities in the current quarter was primarily attributable to large acceleration in cash collections in the current period, as well as the addition of Royall.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities increased to $740.4 million in the three months ended March 31, 2015 from net cash flows used in investing activities of $34.4 million in the three months ended March 31, 2014. Investing activities during the three months ended March 31, 2015 consisted of payment of $742.9 million for our acquisition of Royall, net redemptions of marketable securities of $14.7 million, and capital expenditures of $12.2 million. Investing activities during the three months ended March 31, 2014 consisted of net purchases of marketable securities of $24.7 million and capital expenditures of $9.7 million.
Cash flows from financing activities. We had net cash flows provided by financing activities of $702.2 million and net cash flows provided by financing activities of $1.7 million in the three months ended March 31, 2015 and 2014, respectively. Cash flows from financing activities during the three months ended March 31, 2015 primarily consisted of $1,280 million of proceeds from borrowings under our senior secured term loan facilities, $148.8 million proceeds from issuance of common stock, net of selling costs, $1.5 million of proceeds from the issuance of common stock upon the exercise of stock options, $0.6 million in value of shares tendered to satisfy the minimum employee tax withholding for vested restricted stock units, and $0.1 million repurchase of shares under our stock repurchase program. These cash flows were offset in part by $725.0 million of debt repayments, $2.6 million of debt issuance costs, and a $1.5 million earn-out payment related to an acquisition of 360Fresh.
Financing activities during the three months ended March 31, 2014 primarily consisted of $4.5 million of proceeds from the issuance of common stock upon the exercise of stock options and $2.9 million in additional tax benefits related to stock-based compensation arrangements, the effects of which were partially offset by the repurchase of $5.8 million in shares under our stock repurchase program and the withholding of $0.1 million in shares to satisfy the minimum employee tax withholding for vested restricted stock units.

Senior secured credit facilities

On February 6, 2015, we entered into a credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties to the agreement. The lenders under the credit agreement on the closing date of February 6, 2015 provided us with $675 million of senior secured credit facilities, or credit facilities, for application in part to the prepayment of all borrowings then outstanding under the credit agreement we had entered into on January 9, 2015 in connection with our acquisition of Royall.

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

The credit facilities contain customary negative covenants restricting certain actions that may be taken by us and our subsidiaries. Subject to specified exceptions, these covenants limit our ability and the ability of our subsidiaries to incur indebtedness, create liens on their assets, pay cash dividends, repurchase our common stock and make other restricted payments, make investments in or loans to other parties, sell assets, engage in mergers and acquisitions, enter into transactions with affiliates, enter into sale and leaseback transactions, and change their businesses. The credit facilities also contain customary affirmative covenants, including, among others, covenants requiring compliance with laws, maintenance of corporate existence, licenses, properties and insurance, payment of taxes and performance of other material obligations, and delivery of financial and other information to the lenders. The credit facilities contain customary events of default, including a change of control of The Advisory Board Company. We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of each fiscal quarter, for a period consisting of our most recently completed four fiscal quarters. We were in compliance with both financial covenants as of March 31, 2015.
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

To the extent not previously paid, the term facility will mature, and all term loans outstanding under the facility will become due and payable, on February 6, 2020. The term loans are repayable in quarterly installments, commencing with the quarter ending on June 30, 2015, equal to a specified percentage of the aggregate principal amount drawn on the facility closing date, as follows: (a) 1.25% for each of the first eight full fiscal quarters following the facility closing date; (b) 2.5% for each of the ninth through twelfth full fiscal quarters following the facility closing date; and (c) 3.75% for each of the thirteenth through nineteenth full fiscal quarters following the facility closing date. We also are required to make principal prepayments under the term facility from the net proceeds of specified types of asset sales, casualty events, and incurrences of debt. We may voluntarily prepay outstanding term loans without premium or penalty.

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
Contractual Obligations

Our 2014 Form 10-KT discloses certain commitments and contractual obligations that existed as of December 31, 2014. In the first quarter of 2015, we entered into a new lease for office space in Chicago, Illinois. As part of the Royall acquisition, we assumed Royall's office leases in Richmond, Virginia and Bloomington, Minnesota. The updated table of commitments and contractual obligations below, which is presented as of March 31, 2015, reflects the future minimum lease payments under these leases excluding rental escalation and executory costs.

The following table also includes the contractual principal payments under our indebtedness as of March 31, 2015 resulting from our incurrence of indebtedness under the senior secured term credit facility we obtained on February 6, 2015, as described above.

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments	$575,000	$28,750	$86,250	$460,000	$—
Non-cancelable operating leases	$15,933	$1,151	$3,848	$4,632	$6,302

Off-Balance Sheet Arrangements
As of March 31, 2015, we had no material off-balance sheet arrangements as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk. We are exposed to interest rate risk associated with the $575 million principal amount of variable-rate debt we incurred in February 6, 2015 under our senior secured term loan facility. Amounts drawn under the term facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate, plus an initial margin of 2.75%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of March 31, 2015, our outstanding term loans accrued interest at an annual rate of 3.01%. As of that date, 10% increase in LIBOR would have increased our annual cash interest expense on our variable-rate debt by approximately $0.1 million.
On April 2, 2015, the Company entered into three interest rate swaps on 50% of the Company’s debt principal, which was equal to the then-outstanding swap notional amount or $287.5 million. The Company’s objective with respect to these interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in the one-month U.S. dollar-denominated LIBOR swap rate, the designated benchmark interest rate being hedged.
Foreign currency risk. Our international operations, which account for approximately 4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recorded foreign currency exchange losses of $1.1 million during the three months ended March 31, 2015, which is included in other (expense) income, net in our consolidated statements of operations appearing elsewhere in this report. There was no loss recorded for the three months ended March 31, 2014. A hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our financial position as of March 31, 2015.

Item 4.	Controls and Procedures.

Our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report as required by Rule 13a-15(b) or 15d-15(b) under the Exchange Act.
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based upon our evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective. We excluded Royall Acquisition Co. and subsidiaries, which are included in our consolidated financial statements, from our assessment of internal control over financial reporting as of March 31, 2015 because it was acquired by the Company in a business combination on January 9, 2015.
During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
As discussed in this report, our actual results could differ materially from the expected results expressed or implied in our forward-looking statements. In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Form 10-KT could materially affect our business, financial condition or operating results. The risks described in our 2014 Form 10-KT and in our subsequently filed SEC reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Described below is a risk facing our business in addition to the risks described in our 2014 Form 10-KT.
We will be unable to file our periodic reports with the Securities and Exchange Commission on a timely basis if we do not receive timely delivery by Evolent of its financial statements to us.
As of March 31, 2015, we owned 23.3% of Evolent Health Holdings, Inc., or “Holdings,” through our Series A convertible preferred investment, and 11.4% of Evolent Health LLC, or “Evolent LLC,” through our Series B convertible preferred investment. We account for our investment in Holdings under the cost method, but account for our investment in Evolent LLC under the equity method. As a result, the consolidated financial statements included in our periodic reports reflect an allocation attributable to our economic interest in Evolent LLC. Our ability to file future periodic reports with the Securities and Exchange Commission on a timely basis therefore depends on Evolent's ability to complete, and Evolent's compliance with its contractual obligation to complete and deliver to us its financial statements sufficiently in advance of our SEC reporting deadlines in order for us accurately to reflect its results in our consolidated financial statements. A failure to report our financial results on an accurate or timely basis could result in sanctions, lawsuits, delisting of our shares from the NASDAQ Global Select Market or other adverse consequences that could materially harm our business.

Item 6.	Exhibits.
(a) Exhibits. The Company files herewith or incorporates by reference herein the exhibits identified below. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K under Commission File No. 000-33283.

10.1
Credit Agreement, dated as of January 9, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.2
Pledge and Security Agreement, entered into as of January 9, 2015, among the Company and the Subsidiaries of the Company party thereto, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.3
Guaranty made as of January 9, 2015 by the Subsidiaries of the Company party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.4
Registration Rights and Governance Agreement, dated as of January 9, 2015, among the Company and Royall Holdings, LLC. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.5
The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the Commission on February 9, 2015 (Commission File No. 333-201982).

10.6
Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

10.7
Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

10.8
Credit Agreement, dated as of February 6, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

10.9
Amendment No. 1, dated as of March 31, 2015, to Credit Agreement, dated as of February 6, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Filed herewith.

10.10
Pledge and Security Agreement, entered into as of February 6, 2015, among the Company and the Subsidiaries of the Company party thereto, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

10.11
Guaranty made as of February 6, 2015 by the Subsidiaries of the Company party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: May 8, 2015	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1
Credit Agreement, dated as of January 9, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.2
Pledge and Security Agreement, entered into as of January 9, 2015, among the Company and the Subsidiaries of the Company party thereto, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.3
Guaranty made as of January 9, 2015 by the Subsidiaries of the Company party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.4
Registration Rights and Governance Agreement, dated as of January 9, 2015, among the Company and Royall Holdings, LLC. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2015.

10.5
The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the Commission on February 9, 2015 (Commission File No. 333-201982).

10.6
Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

10.7
Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees. Incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

10.8
Credit Agreement, dated as of February 6, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

10.9
Amendment No. 1, dated as of March 31, 2015, to Credit Agreement, dated as of February 6, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Filed herewith.

10.10
Pledge and Security Agreement, entered into as of February 6, 2015, among the Company and the Subsidiaries of the Company party thereto, as Grantors, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

10.11
Guaranty made as of February 6, 2015 by the Subsidiaries of the Company party thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements.