Form 10-Q
period 2015-06-30
ADVISORY BOARD CO
filed 2015-08-07
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
As of August 1, 2015, the registrant had outstanding 42,558,075 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,550	$72,936
Marketable securities, current	—	14,714
Membership fees receivable, net	603,173	539,061
Prepaid expenses and other current assets	34,295	23,254
Deferred income taxes, current	16,035	14,695
Total current assets	703,053	664,660
Property and equipment, net	178,690	135,107
Intangible assets, net	290,744	38,973
Deferred incentive compensation and other charges	86,351	86,045
Goodwill	840,809	186,895
Investments in unconsolidated entities	5,680	9,316
Other non-current assets	5,698	5,370
Total assets	$2,111,025	$1,126,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$563,349	$501,785
Accounts payable and accrued liabilities	71,191	80,284
Accrued incentive compensation	20,042	32,073
Debt, current	27,880	—
Total current liabilities	682,462	614,142
Deferred revenue, net of current portion	168,854	167,014
Deferred income taxes, net of current portion	122,348	9,855
Debt, net of current portion	536,395	—
Other long-term liabilities	10,136	15,304
Total liabilities	1,520,195	806,315
Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 42,545,088 and 36,087,754 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	425	361
Additional paid-in capital	727,551	442,528
Accumulated deficit	(137,893)	(122,920)
Accumulated other comprehensive income	747	82
Total stockholders’ equity	590,830	320,051
Total liabilities and stockholders’ equity	$2,111,025	$1,126,366

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$184,661	$141,820	$364,456	$279,821
Costs and expenses:
Cost of services, excluding depreciation and amortization	92,221	74,218	187,528	141,413
Member relations and marketing	29,375	26,576	60,101	52,988
General and administrative	30,853	22,712	62,527	41,455
Depreciation and amortization	19,499	9,078	36,573	17,546
Operating income	12,713	9,236	17,727	26,419
Other (expense) income:
Interest expense	(5,154)	—	(10,766)	—
Other (expense) income, net	(128)	710	(1,247)	1,442
Loss on financing activities	—	—	(17,398)	—
Total other (expense) income, net	(5,282)	710	(29,411)	1,442
Income (loss) before provision for income taxes and equity in income (loss) of unconsolidated entities	7,431	9,946	(11,684)	27,861
Provision for income taxes	(2,716)	(3,933)	(4,910)	(10,830)
Equity in income (loss) of unconsolidated entities	4,000	(2,150)	1,621	(4,881)
Net income before allocation to noncontrolling interest	$8,715	$3,863	$(14,973)	$12,150
Accretion to redemption value of noncontrolling interest	—	(7,040)	—	(7,040)
Net income (loss) attributable to common stockholders	8,715	(3,177)	(14,973)	5,110
Earnings per share
Net income (loss) attributable to common stockholders per share—basic	$0.21	$(0.09)	$(0.36)	$0.14
Net income (loss) attributable to common stockholders per share—diluted	$0.20	$(0.09)	$(0.36)	$0.14
Weighted average number of shares outstanding:
Basic	42,440	36,413	41,686	36,310
Diluted	42,914	36,413	41,686	37,125
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$8,715	$(3,177)	$(14,973)	$5,110
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities, net of income taxes of $0 and $531 for the three months ended June 30, 2015 and 2014, respectively, and $150 and $1,123 for the six months ended June 30, 2015 and 2014, respectively	—	810	(81)	1,765
Net unrealized gains on cash flow hedges, net of income taxes of $449 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $449 and $0 for the six months ended June 30, 2015 and 2014, respectively	747	—	747	—
Comprehensive income (loss)	$9,462	$(2,367)	$(14,307)	$6,875
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income before allocation to noncontrolling interest	$(14,973)	$12,150
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	36,573	17,546
Loss on financing activities	17,398	—
Amortization of debt issuance costs	703	—
Deferred income taxes	11,356	9,806
Excess tax benefits from stock-based awards	(2,745)	(7,900)
Stock-based compensation expense	15,036	9,964
Amortization of marketable securities premiums	—	1,235
Loss on investment in common stock warrants	(70)	180
Equity in (income) loss of unconsolidated entities	(1,621)	4,881
Changes in operating assets and liabilities (net of the effect of acquisition):
Membership fees receivable	(34,872)	(10,953)
Prepaid expenses and other current assets	(178)	(5,336)
Deferred incentive compensation and other charges	870	3,801
Other non-current assets	(258)	—
Deferred revenue	45,104	(7,406)
Accounts payable and accrued liabilities	(10,949)	1,069
Acquisition-related earn-out payments	(1,948)	(2,798)
Accrued incentive compensation	(12,031)	(13,700)
Other long-term liabilities	(5,168)	(7,207)
Net cash provided by operating activities	42,227	5,332
Cash flows from investing activities:
Purchases of property and equipment	(23,783)	(20,331)
Capitalized external use software development costs	(2,181)	(2,689)
Cash paid for acquisition, net of cash acquired	(744,193)	(25,830)
Cash paid for cost method investment	(3,006)	—
Redemptions of marketable securities	14,714	81,669
Purchases of marketable securities	—	(32,510)
Net cash (used in) provided by investing activities	(758,449)	309
Cash flows from financing activities:
Proceeds from debt, net	1,280,292	—
Pay down of debt	(732,189)	—
Debt issuance costs	(2,568)	—
Proceeds from issuance of common stock, net of selling costs	148,786	—
Proceeds from issuance of common stock from exercise of stock options	3,014	5,810
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(6,007)	(7,735)
Proceeds from issuance of common stock under employee stock purchase plan	263	296
Acquisition-related earn-out payments	(1,500)	—
Excess tax benefits from stock-based awards	2,745	7,900
Contributions from non controlling interest	—	200
Purchases of treasury stock	—	(23,772)
Net cash provided by (used in) financing activities	692,836	(17,301)
Net increase (decrease) in cash and cash equivalents	(23,386)	(11,660)
Cash and cash equivalents, beginning of period	72,936	52,717
Cash and cash equivalents, end of period	$49,550	$41,057

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s transition report on Form 10-KT for the nine-month period ended December 31, 2014 and the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2015.
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2014 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and six months ended June 30, 2015 may not be indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2015, or any other period.
Note 2. Recent accounting pronouncements
Recently issued
In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance related to revenue recognition. The new standard supersedes most of the existing revenue recognition guidance under GAAP, and requires revenue to be recognized when goods or services are transferred to a customer in an amount that reflects the consideration a company expects to receive. The new standard may require more judgment and estimates relating to the recognition of revenue, which could result in additional disclosures to the financial statements. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB decided to defer by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The Company is currently evaluating the revenue recognition effect this guidance will have once implemented.
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
In August 2014, the FASB issued guidance on the assessment of an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The guidance requires such an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. The applicable guidance is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. The Company is currently evaluating the effect this guidance will have once implemented.
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
Royall Acquisition Co.
On January 9, 2015, the Company completed the acquisition of all of the issued and outstanding capital stock of Royall Acquisition Co. (together with its subsidiaries, “Royall”) from Royall Holdings, LLC (the “Seller”). Royall is a higher education market leader in strategic, data-driven student engagement and enrollment management solutions.
Total consideration consisted of the following (in thousands):

Net cash paid (1)	$744,193
Fair value of equity issued	121,224
Total	$865,417
______
(1) Net of cash acquired of $7,065.
On January 9, 2015, in connection with the completion of the acquisition of Royall, the Company entered into a credit agreement with various lenders. See Note 10, "Debt," for further details regarding this credit agreement.
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
The Company has not yet finalized the allocation of the Royall purchase consideration to assets acquired and liabilities assumed. The total purchase price has been allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon valuation procedures performed to-date. As of the date of this report, the valuation studies necessary to determine the fair market value of the assets acquired, including asset useful lives, and liabilities assumed and the related allocations of purchase price have not been finalized. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially affect the Company’s results of operations. A final determination of fair values will be based on the actual identifiable tangible and intangible assets acquired and liabilities assumed that existed as of the closing date of the acquisition. In addition, the Company is finalizing its income tax analysis of the acquisition, including an evaluation of assumed uncertain tax positions. The final purchase price allocation may be different from the amounts outlined below. The allocation of the purchase price and the estimates and assumptions are subject to change until the Company completes all of the necessary valuations and income tax analysis, which will be no longer than one year from the acquisition date.

The fair value and useful lives assigned to Royall’s trade name and customer relationships intangible assets have been estimated based on valuation studies utilizing widely accepted valuation methodologies and principles.
The preliminary purchase price allocation to other identifiable intangible assets is as follows (in thousands):

	Estimated Average Useful Lives (years)	Estimated Fair Value
Trade name	10	$10,000
Customer relationships	17	252,000
Total		$262,000
The fair value and useful lives assigned to Royall’s technology were based on valuation studies utilizing widely accepted valuation methodologies and principles. The technology is classified as software within property and equipment because the developed software application resides on the Company’s or its service providers’ hardware.
The preliminary purchase price allocation to Royall's technology, included in Property and equipment is as follows (in thousands):

	Estimated Average Useful Lives (years)	Estimated Fair Value
Technology - database and analytics	4	13,000
Technology - developed software	8	25,000
Total		$38,000

A preliminary purchase price allocation resulting from the acquisition of Royall is set forth below (in thousands):

As of January 9, 2015
Consideration paid for the acquisition:	$865,417

Allocated to:
Membership fees receivable, net	29,239
Prepaid expenses and other current assets	7,479
Property and equipment	44,209
Intangible assets, net	262,000
Deferred revenue, current	(18,300)
Accounts payable and accrued liabilities	(5,308)
Deferred income taxes, net of current portion	(107,655)
Preliminary fair value of net assets acquired	$211,664
Preliminary allocation to goodwill	$653,753

During the quarter ended June 30, 2015, the Company increased its preliminary estimate of the fair value of the acquired customer relationships by $17 million, resulting in a $10 million reduction in goodwill and a $7 million increase in the net deferred tax liability recorded. In addition, the Company refined its estimate of the useful lives of its customer relationship and developed software assets. The impact of these changes on amortization expense was not material and was recognized entirely in the quarter ended June 30, 2015.
The preliminary goodwill is primarily attributable to the assembled workforce of Royall and synergies and economies of scale expected from combining the operations of the Company and Royall. Of the goodwill recognized, $107.7 million is deductible for tax purposes.

Acquisition-related costs of $9.8 million were incurred and included in general and administrative costs in the Company’s consolidated statements of operations. Of this amount, $3.2 million was recognized in the transition period ended December 31, 2014, and $6.6 million was recognized in the six months ended June 30, 2015.
The six months ended June 30, 2015 includes the operations of Royall for the period from January 9, 2015 through June 30, 2015. The condensed consolidated statements of operations for the six months ended June 30, 2015 includes $46.9 million of revenues and $8.9 million of net income, respectively, contributed by Royall.
The following table presents the Company’s pro forma consolidated revenues and net income (loss) attributable to common stockholders for the three and six months ended June 30, 2015 and 2014. The unaudited pro forma results include the historical statements of operations information of the Company and of Royall, giving effect to the acquisition of Royall and related financing as if they had occurred on January 1, 2014. As described below under “Transition Period Acquisitions,” the Company consummated certain other acquisitions during the transition period ended December 31, 2014; however, the Company has not included the results prior to the acquisitions in these pro forma results as their effect would not have been material.
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
The unaudited pro forma results are set forth below (in thousands):

	Unaudited Pro Forma Results
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$191,277	$162,816	$379,748	$326,512
Net income (loss) attributable to common stockholders	13,337	(6,203)	9,630	(17,359)
For the six months ended June 30, 2015, the pro forma results, prepared in accordance with GAAP, include the following pro forma adjustments related to the acquisition of Royall:

(i)	an increase in non-recurring transaction expenses of $9.8 million in the six months ended June 30, 2014 to reflect the assumption that the Royall acquisition occurred on January 1, 2014;

(ii)	the elimination of $6.6 million of acquisition costs recorded in the six months ended June 30, 2015 as these are now presented in the corresponding period of 2014;

(iii)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $0.4 million and $9.0 million in the six months ended June 30, 2015 and 2014, respectively;

(iv)
a reduction in revenue of $12.5 million in the six months ended June 30, 2014, representing the purchase accounting fair value effect to revenue the Company would have recognized during the six months ended June 30, 2014 had the acquisition of Royall occurred on January 1, 2014 and an increase in revenue of $12.5 million in the six months ended June 30, 2015, representing the purchase accounting fair value effect to revenue that was recognized in 2015;

(v)
the elimination and replacement of the historical Royall interest expense with the interest expense from the Company's new senior secured term credit facility totaling $9.5 million and $9.2 million in the six months ended June 30, 2015 and 2014, respectively;

(vi)
an increase in compensation expense related to the inducement equity awards issued to certain Royall employees totaling $0.1 million and $2.9 million in the six months ended June 30, 2015 and 2014, respectively;

(vii)
an increase in non-recurring loss on financing activities expenses of $17.4 million in the six months ended June 30, 2014 to reflect the assumption that the Royall acquisition and related financings occurred in the 2014 period; and

(viii)	the elimination of $17.4 million of loss on financing activities recorded in the six months ended June 30, 2015 as these are now presented in the corresponding period in 2014.

For the three months ended June 30, 2015 and 2014, the pro forma results, prepared in accordance with GAAP, include the following pro forma adjustments related to the acquisition of Royall:

(i)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $3.9 million in the three months ended June 30, 2014;

(ii)
a reduction in revenue of $6.6 million in the three months ended June 30, 2014, representing the purchase accounting fair value effect to revenue the Company would have recognized during the three months ended June 30, 2014 had the acquisition of Royall occurred on January 1, 2014, and an increase in revenue of $6.6 million in the three months ended June 30, 2015, representing the purchase accounting fair value effect to revenue that was recognized in the quarter ended June 30, 2015;

(iii)	the elimination of $0.9 million of acquisition costs recorded in the three months ended June 30, 2015 as these are now presented in the corresponding period of 2014;

(iv)
the elimination and replacement of the historical Royall interest expense with the interest expense from the Company's new senior secured term credit facility, totaling $4.6 million in the three months ended June 30, 2014; and

(v)	an increase in compensation expense related to the inducement equity awards issued to certain Royall employees totaling $1.5 million in the three months ended June 30, 2014.
Transition period acquisitions

During the nine months ended December 31, 2014, the Company completed three acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $71.3 million. The total purchase price has been allocated to identifiable assets acquired and liabilities assumed, including $16.6 million to intangible assets with a weighted average amortization period of 8.3 years and $57.7 million to goodwill, of which $33.9 million is tax deductible. The completed acquisitions in the nine months ended December 31, 2014, both individually and in the aggregate, were not significant to the Company's consolidated results of operations.
Note 4. Fair value measurements
Financial assets and liabilities
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, common stock warrants, and interest rate swaps. In addition, contingent earn-out liabilities resulting from business combinations are recorded at fair value. The following methods and assumptions are used to estimate the fair value of each class of financial assets or liabilities that is valued on a recurring basis.
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
Common stock warrants. The Company holds warrants to purchase common stock in an entity that provides technology tools and support services to health care providers, including the Company’s members. The warrants are exercisable for up to 6,015,000 shares of the entity's common stock if and as certain performance criteria are met. The warrants meet the definition of a derivative and are carried at fair value in other non-current assets on the consolidated balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in other (expense) income, net on the consolidated statements of operations. See Note 9, “Other non-current assets,” for additional information. The fair value of the warrants is determined using a Black-Scholes-Merton model. Key inputs into this methodology are the estimate of the underlying value of the common shares of the entity that issued the warrants and the estimate of the level of performance criteria that will be achieved. The entity that issued the warrants is privately held and the estimate of performance criteria to be met is specific to the Company. These inputs are unobservable and are considered key estimates made by the Company.
Contingent earn-out liabilities. This class of financial liabilities represents the Company’s estimated fair value of the contingent earn-out liabilities related to acquisitions based on probability assessments of certain performance achievements during the earn-out periods. The performance targets are specific to the operation of the acquired company subsequent to the acquisition. These inputs are considered key estimates made by the Company that are unobservable because there are no active markets to support them. Contingent earn-out liabilities are included in accounts payable and accrued liabilities and other long-term liabilities on the consolidated balance sheets.

Interest rate swaps. The Company uses interest rate swaps to manage interest rate risk. The fair value of interest rate swaps are determined using the market standard methodology of discounting the future variable cash payments, or receipts, over the life of the agreements. The variable interest rates used in the calculation of projected cash payments, or receipts, are based on observable market interest rate curves.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2015 or 2014.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair Value as of June 30,	Fair Value Measurement as of June 30, 2015 using fair value hierarchy
	2015	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$49,550	$49,550	$—	$—
Common stock warrants (1)	440	—	—	440
Interest rate swaps	1,176	—	1,176	—
Financial liabilities
Contingent earn-out liabilities (2)	8,416	—	—	8,416
	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2014 using fair value hierarchy
	2014	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$72,936	$72,936	$—	$—
Available-for-sale marketable securities	14,714	—	14,714	—
Common stock warrants (1)	370	—	—	370
Financial liabilities
Contingent earn-out liabilities (2)	12,946	—	—	12,946

(1)
The fair value of the common stock warrants as of June 30, 2015 and December 31, 2014 was calculated to be $0.21 and $0.22 per share, respectively, using a Black-Scholes-Merton model. The significant assumptions as of June 30, 2015 were as follows: risk-free interest rate of 1.3%; expected term of 3.97 years; expected volatility of 75.40%; dividend yield of 0.0%; weighted average share price of $0.52 per share; and warrants expected to become exercisable between

1,776,500 and 2,157,500 shares. The significant assumptions as of December 31, 2014 were as follows: risk-free interest rate of 1.6%; expected term of 4.46 years; expected volatility of 76.11%; dividend yield of 0.0%; weighted average share price of $0.49 per share; and expected warrants to become exercisable of approximately 1,776,500 shares.

(2)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Common stock warrants
The Company’s fair value estimate of the common stock warrants received in connection with its investment was zero as of the June 2009 investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the fair value of the common stock warrants for the three and six months ended June 30, 2015 and 2014, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$370	$550	$370	$550
Fair value change in common stock warrants (1)	70	(180)	70	(180)
Ending balance	$440	$370	$440	$370

(1)	Amounts were recognized in other income, net on the consolidated statements of operations.

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
As of June 30, 2015, $18.0 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of June 30, 2015, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation earned over the evaluation period was $3.4 million. The fair value of the Southwind earn-out liability is affected by changes in the discount rate, which was 1.9% as of June 30, 2015. The remaining obligation will be paid at various intervals through April 2016.
The Company entered into an earn-out agreement in connection with its acquisition of 360Fresh, Inc. (“360Fresh”) on November 15, 2012. The Company’s fair value estimate of the 360Fresh earn-out liability was $2.5 million as of the date of acquisition. The earn-out liability period ended on January 9, 2015 and the final earn-out payment of $1.5 million was made in the six months ended June 30, 2015.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of Clinovations, LLC (“Clinovations”) on November 7, 2014 was $4.5 million. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation periods, which will end on December 31, 2017. A portion of the earn-out liability will be paid in the form of the Company’s common stock. The maximum payout of the earn-out liability is $9.5 million, while the minimum is zero. Based on the results of Clinovations’ operating results, the contingent obligation for Clinovations as of June 30, 2015 was $3.3 million. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results, discount rates for each evaluation period, which vary from approximately 7.7% to 9.4% and the volatility of the Company's common stock, which was 25% as of June 30, 2015.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) on December 15, 2014 was $3.6 million. The fair value of the GradesFirst earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation period, which will end on December 31, 2015. The maximum payout of the earn-out liability is $4.0 million, while the minimum is zero. Based on GradesFirst’s operating results, the fair value of the contingent obligation for GradesFirst as of June 30, 2015 was estimated as $3.6 million. The fair value of the GradesFirst earn-out liability is affected by changes in estimates regarding expected operating results, probability of achieving the operating results, and a discount rate, which was 1.9% as of June 30, 2015.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$11,790	$8,750	$12,946	$12,800
Fair value change in Southwind contingent earn-out liability (1)	—	—	209	(4,150)
Fair value change in Clinovations contingent earn-out liability (1)	(1,427)	—	(1,292)	—
Fair value change in 360Fresh contingent earn-out liability (1)	—	(100)	—	—
Southwind earn-out payments	(1,947)	(2,800)	(1,947)	(2,800)
360Fresh earn-out payments	—	—	(1,500)	—
Ending balance	$8,416	$5,850	$8,416	$5,850

(1)	Amounts were recognized in cost of services on the consolidated statements of operations.
Financial instruments not recorded at fair value on a recurring basis
The fair value of the Company's equity method investments is measured quarterly for disclosure purposes. The Company's equity method investments are only recorded at fair value only if an impairment charge is recognized.

Equity method investments. Our equity method investments represent the Company's ownership interest in Evolent Health, Inc., or Evolent Inc, and its subsidiary, Evolent Health LLC, or Evolent LLC. The fair value of the Company's ownership interest in Evolent Inc. and its subsidiary was $226 million as of June 30, 2015 based on the quoted closing stock price. For further information, see Note 8, "Investments in unconsolidated entities."
Senior secured term loan. We estimate that the fair value of our senior secured term loan was $574.5 million as of June 30, 2015. The fair value was determined based on discounting the future expected variable cash payments over the life of the loan. The variable interest rates used in the calculation are based on observable market interest rates. The senior secured term loan would be classified as Level 2 within the fair value hierarchy if it were measured at fair value.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (such as when there is evidence of impairment). During the six months ended June 30, 2015 and 2014, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 5. Marketable securities
As a result of the Royall acquisition on January 9, 2015, the Company liquidated its remaining marketable securities, and therefore the Company had no marketable securities as of June 30, 2015. The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities as of December 31, 2014 are as follows (in thousands):

	As of December 31, 2014
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$1,915	$1,915	$—	$—
Tax exempt obligations of states	12,799	12,647	152	—
	$14,714	$14,562	$152	$—

The Company recognized gross realized gains of $0.1 million on sales of available-for-sale investments during the six months ended June 30, 2015. There were $0.9 million in gross realized gains on sales of available-for-sale investments and $0.5 million in gross realized losses on sales of available-for-sale investments during the six months ended June 30, 2014.
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
The acquired developed technology which includes acquired software, databases, and analytics, is classified as software within property and equipment because the developed software application, database, or analytic resides on the Company’s or its service providers’ hardware. Amortization for acquired developed technology is included in depreciation and amortization on the Company’s consolidated statements of operations. Developed technology obtained through acquisitions is amortized using the straight-line method over the estimated useful life used in determining the fair value of the assets at acquisition. As of June 30, 2015, the weighted average useful life of existing acquired developed technology was approximately seven years. The amount of acquired developed technology amortization included in depreciation and amortization for the three and six months ended June 30, 2015 was approximately $2.6 million and $4.6 million, respectively. The amount of acquired developed technology amortization included in depreciation and amortization for the three and six months ended June 30, 2014 was approximately $0.6 million and $1.2 million, respectively.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment for the periods presented. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three and six months ended June 30, 2015 was $5.0 million and $9.9 million. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three and six months ended June 30, 2014 was $3.3 million and $6.5 million, respectively.
Internally developed capitalized software is classified as software within property and equipment and has an estimated useful life of five years. As of June 30, 2015 and December 31, 2014, the carrying value of internally developed capitalized software was $68.5 million and $61.0 million, respectively. Amortization expense for internally developed capitalized software for the three and six months ended June 30, 2015, recorded in depreciation and amortization on the accompanying consolidated statements of operations, was approximately $5.9 million and $9.9 million, respectively. Amortization expense for internally developed capitalized software for the three and six months ended June 30, 2014, was approximately $2.8 million and $5.2 million, respectively.
Property and equipment consists of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Leasehold improvements	$58,415	$54,156
Furniture, fixtures, and equipment	57,749	51,593
Software	190,392	132,949
Property and equipment, gross	306,556	238,698
Accumulated depreciation and amortization	(127,866)	(103,591)
Property and equipment, net	$178,690	$135,107
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any impairment losses on any of its long-lived assets during the six months ended June 30, 2015 or 2014.
Note 7. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles, and internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended June 30, 2015 or 2014. There was no impairment of goodwill recorded in the six months ended June 30, 2015 or 2014.
The following illustrates the change in the goodwill balance for the six months ended June 30, 2015 (in thousands):

As of
June 30, 2015
Beginning of period	$186,895
Acquisition	653,753
Purchase accounting adjustment	161
Ending balance	$840,809
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from one year to seventeen years. As of June 30, 2015, the weighted average remaining useful life of acquired intangibles was approximately 15.4 years. As of June 30, 2015, the weighted average remaining useful life of internally developed intangibles was approximately 3.9 years.
The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of June 30, 2015			As of December 31, 2014
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed software for sale	5.0	$15,334	$(5,295)	$10,039	$13,268	$(4,009)	$9,259
Acquired intangibles:
Developed software	6.1	19,250	(11,500)	7,750	19,250	(10,238)	9,012
Customer relationships	16.2	277,610	(17,110)	260,500	25,610	(8,662)	16,948
Trademarks	8.6	14,900	(3,755)	11,145	4,900	(3,048)	1,852
Non-compete agreements	3.8	1,600	(1,409)	191	1,600	(1,234)	366
Customer contracts	4.7	6,449	(5,330)	1,119	6,449	(4,913)	1,536
Total intangibles		$335,143	$(44,399)	$290,744	$71,077	$(32,104)	$38,973

Amortization expense for intangible assets for the three and six months ended June 30, 2015, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $6.1 million and $12.3 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2014 was approximately $2.3 million and $5.5 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for the remaining six months of the fiscal year ending December 31, 2015 and for each of the following fiscal years ending December 31, 2016 through 2019: $12.1 million, $23.7 million, $23.0 million, $22.0 million, and $20.2 million, respectively, and $189.7 million thereafter.
Note 8. Investments in unconsolidated entities
The Company held an equity interest in Evolent Health Holdings, Inc. (“Holdings”) and historically accounted for its investment under the cost method because the Company owned convertible preferred shares that were not considered in-substance common stock. The convertible preferred stock investment had a carrying value of $0 as of December 31, 2014. On May 8, 2015, the Company agreed to acquire additional shares of Holdings from another investor in Holdings, which increased the Company’s carrying value for its cost method investment in Holdings to approximately $3 million.
On June 4, 2015, Holdings completed a reorganization in connection with its initial public offering (the “IPO” and together with the reorganization, the “Transaction”). The reorganization included the creation of Evolent Health, Inc. (“Evolent Inc.”) and the merger of the two entities such that Holdings was dissolved and Evolent Inc. was the surviving entity. The Company’s convertible preferred investment in Holdings was ultimately exchanged for shares of Class A common stock of Evolent Inc. on a 1-for-4 basis. The Class A common stock provides the Company voting and economic rights with respect to Evolent Inc. in proportion to the Company's ownership percentage in Evolent Inc. The Company carried over its basis in Holdings to its investment in Evolent Inc. in connection with the exchange. For additional information on the fair value of the Company’s investment after the IPO, see Note 4, “Fair value measurements.” The Company continues to hold two of the eight seats on Evolent Inc.'s board, which are occupied by the Company's Chief Executive Officer and the Company's Chief Financial Officer.
Following the Transaction, the Company held a 15.4% equity ownership interest in Evolent Inc. that is accounted for under the equity method of accounting, with the Company’s proportionate share of Evolent Inc.’s losses recognized in the consolidated statements of operations. The Company’s share of the losses of Evolent Inc. that was applied to the carrying value of its investment in Evolent Inc. during the three months ended June 30, 2015 was $1.1 million. The carrying balance of the Company’s investment in Evolent Inc. was $1.9 million as of June 30, 2015.
In addition, the Company continues to hold an equity interest in Evolent Health LLC (“Evolent LLC”), a limited liability company that is treated as a partnership for tax purposes. As of December 31, 2014, the Company’s convertible preferred investment in Evolent LLC had a carrying value of $9.3 million. In connection with the Transaction described above, the Company’s convertible preferred investment in Evolent LLC was converted on a 1-for-4 basis to Class B common units. As of

June 30, 2015, the Company holds an 8.8% equity interest in Evolent LLC that continues to be accounted for under the equity method, with the Company’s proportionate share of Evolent LLC’s losses recognized in the consolidated statements of operations. The Class B common units provide the Company economic rights with respect to Evolent LLC in proportion to the Company's ownership percentage in Evolent LLC but no voting rights.
During the three and six months ended June 30, 2015, the Company’s share of the losses of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC was $3.2 million and $5.6 million, respectively. During the three and six months ended June 30, 2014, the Company’s share of the losses of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC was $2.1 million and $4.9 million, respectively. The carrying balance of the Company’s investment in Evolent LLC was $3.8 million as of June 30, 2015.
Because of Evolent LLC's treatment as a partnership for tax purposes, the losses of Evolent LLC pass through to the Company and the other members. The Company's proportionate share of the losses of Evolent LLC is recorded net of the estimated tax benefit that the Company believes will be realized from the equity in loss of unconsolidated entities on the consolidated statements of operations. Historically, the Company had provided a full valuation allowance against the deferred tax asset resulting from these benefits. During the three months ended June 30, 2015, the Company determined that it is now more-likely-than not able to realize the deferred tax assets associated with its investment in Evolent LLC as a result of the Transaction; accordingly, a tax benefit of $6.7 million was recorded to release the valuation allowance previously recorded.  An additional tax benefit of $1.5 million has been recorded in the three months ended June 30, 2015 for tax benefits associated with current year losses received from Evolent LLC.
The equity in income (loss) of unconsolidated entities on the consolidated statement of operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Evolent Inc.	$(1,054)	$—	$(1,054)	$—
Evolent LLC	(3,211)	(2,150)	(5,590)	(4,881)
Tax benefits recognized in current period	8,265	—	8,265	—
Equity in income (loss) of unconsolidated entities	$4,000	$(2,150)	$1,621	$(4,881)
In connection with the Transaction, the Company received Class B common shares in Evolent Inc. in an amount proportionate to the amount of Class B common units of Evolent LLC owned by the Company. The class B common shares provide the Company a voting, but not economic, interest. These Class B common shares are subject to an exchange agreement whereby the Company may exchange one or more Class B common units of Evolent LLC, together with an equal number of shares of Class B common stock of Evolent Inc., for shares of Class A common stock of Evolent Inc.
In connection with the Transaction, the Company and certain investors in Evolent LLC entered into a tax receivables agreement with Evolent Inc. Under the terms of that agreement, Evolent Inc. will make cash payments to the Company and certain investors in amounts equal to 85% of Evolent Inc.'s actual tax benefit realized from various tax attributes related to pre-IPO activity. Interest will be included on the tax savings at a rate of LIBOR plus 100 basis points. The tax receivables agreement will generally apply to Evolent Inc.'s taxable years up to and including the 15th anniversary date of the Transaction. As of June 30, 2015, the Company has not received any payments pursuant to the terms of the tax receivables agreement. As the amount the Company will receive related to the tax receivables agreement is unknown, the Company will recognize payments, if any, associated with this agreement when received.
As of June 30, 2015, Evolent Inc. had no material operations outside of its 70.3% ownership interest in Evolent LLC. As a result, the Company has presented below the financial position and operating results of Evolent LLC. In connection with the reorganization, Evolent Inc. gained control of and now consolidates Evolent LLC. Evolent Inc. applied purchase accounting and pushed down its new basis to the separate Evolent LLC financial statements as included in the presentation below. The Company has not recognized the effects of the purchase accounting or push down accounting applied by Evolent Inc. and Evolent LLC, respectively. The Company had pre-existing basis differences related to its investment in Evolent LLC at the time of the reorganization. As of June 30, 2015, the Company’s basis in the entities was less than its proportional interest in the equity of Evolent Inc. and Evolent LLC in the amounts of $98.9 million and $82.6 million, respectively. The Company has excluded the effects of the purchase and push down accounting in its determination of the equity in loss, thereby reducing its share of losses from Evolent Inc. and Evolent LLC for the affected periods. As a result, the basis differences will decrease over time.

The following is a summary of the financial position of Evolent LLC as of the dates presented (unaudited, in thousands), which include the effects of purchase accounting pushed down to Evolent LLC as part of the IPO that occurred on June 4, 2015.

	As of
	June 30, 2015	December 31, 2014
Assets:
Current assets	$250,982	$56,718
Non-current assets	788,197	27,586
Total assets	$1,039,179	$84,304
Liabilities and Members’ Equity:
Current liabilities	$60,714	$55,801
Total liabilities	60,714	55,801
Members’ equity	978,465	28,503
Total liabilities and members’ equity	$1,039,179	$84,304

The following is a summary of the operating results of Evolent LLC for the periods presented (unaudited, in thousands), which include the effects of purchase accounting pushed down to Evolent LLC as part of the IPO that occurred on June 4, 2015. The period from June 4 to June 30, 2015 reflects the impact of the push down accounting that was recorded on the Evolent LLC financial statements.

	Period June 4 - June 30	Period April 1 - June 3	Three Months Ended June 30,	Period June 4 - June 30	Period January 1 - June 3	Six Months Ended June 30,
	2015	2015	2014	2015	2015	2014
Revenue	$10,414	$24,774	$24,189	$10,414	$61,814	$44,265
Cost of revenue (exclusive of depreciation and amortization)	7,887	18,385	18,045	7,887	44,839	32,867
Gross profit	2,527	6,389	6,144	2,527	16,975	11,398

Operating loss	(11,539)	(24,771)	(12,974)	(11,539)	(44,119)	(24,618)
Net loss	(11,526)	(24,764)	(12,916)	(11,526)	(44,079)	(24,542)

Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Evolent Inc. and Evolent LLC to continue to incur losses. The Company’s investment in Evolent LLC is evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of June 30, 2015, the Company believes that no impairment charge is necessary.
Note 9. Other non-current assets
In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. The warrants are recorded at their estimated fair value, which was $440,000 as of June 30, 2015 and $370,000 as of December 31, 2014, and are included in other non-current assets on the consolidated balance sheets. The change in the estimated fair value of the warrants is recorded in other (expense) income, net on the consolidated statements of operations. For additional information regarding the fair value of these warrants, see Note 4, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment of $5.0 million as of June 30, 2015 is included in other non-current assets on the consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of June 30, 2015, no dividends had been declared by the investee or recorded by the Company. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended June 30, 2015.
Note 10. Debt
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
Senior secured credit facilities obtained in February 2015
On February 6, 2015, the Company entered into a new credit agreement with various lenders. The new credit agreement consists of a five-year senior secured term loan facility in the original principal amount of $575 million and a five-year senior secured revolving credit facility under which up to $100 million principal amount of borrowings and other credit extensions may be outstanding at any time. The proceeds of the term loan were used to repay and retire all loans outstanding under the term loan facility obtained on January 9, 2015. The revolving credit facility was not drawn down on February 6, 2015. Amounts drawn under the term loan and revolving credit facilities bear interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate plus an initial margin of 2.75%, subject in each case to margin reductions based on the Company’s total leverage ratio from time to time. At the time of issuance, the stated annual interest rate on the borrowing was 3.01%. As of June 30, 2015, the stated annual interest rate on the borrowing was 2.94%.
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

As of June 30, 2015, there were no amounts outstanding under the revolving credit facility and $100.0 million was available for borrowing.

Interest expense for the three and six months ended June 30, 2015 was $5.2 million, inclusive of $0.3 million amortization of debt issuance costs, and $10.8 million, inclusive of $0.7 million amortization of debt issuance costs, respectively.

Long-term debt is summarized as follows (in thousands):

June 30, 2015
2.94% Senior Secured Note due fiscal 2020 ($567,813 face value less unamortized discount of $3,538)	$564,275

Less: amounts due in next twelve months ($28,750 face value less unamortized discount of $870)	(27,880)
Total	$536,395
The credit agreement contains customary representations and warranties, events of default and financial and other covenants, including covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company's compliance with the two financial covenants is measured as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of June 30, 2015.
Swap agreements

Through its senior secured term loan facility, the Company is exposed to interest rate risk. To minimize the impact of changes in interest rates on its interest payments, in April 2015, the Company entered into three interest rate swap agreements with financial institutions to swap a portion of its variable-rate interest payments for fixed-rate interest payments. The interest rate swap derivative financial instruments are recorded in the consolidated balance sheet at fair value, which is based on observable market-based expectations of future interest rates.

At hedge inception, the Company entered into interest rate swap arrangements with notional amounts totaling $287.5 million. The swap was structured to have a declining notional amount which matches the amortization schedule of the term loan. As of June 30, 2015, the principal amount hedged was $283.9 million. The interest rate swap agreements mature in February 2020 and have periodic interest settlements, both consistent with the terms of the Company's senior secured term loan facility. Under this agreement, the Company is entitled to receive a floating rate based on the 1-month LIBOR rate and obligated to pay an average fixed rate of 1.282% on the outstanding notional amount. The Company has designated the interest rate swap as a cash flow hedge of the variability of interest payments under its senior secured term loan facility due to changes in the LIBOR benchmark interest rate. The difference between cash paid and received is recorded within interest expense on the consolidated statement of operations.

As of June 30, 2015, the fair value of the interest rate swaps was an asset of $1.2 million and was recorded in the Company's consolidated balance sheet within other noncurrent asset, with the effective portion of the gain, net of tax, reported as a component of accumulated other comprehensive income. There was no hedge ineffectiveness as of June 30, 2015. Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period that the hedged item affects earnings.

If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the consolidated statement of operations for the applicable period.

Note 11.	Noncontrolling interest
In July 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity was governed by a services agreement and other documents that provided the entity’s owners the conditional right to require the Company to purchase their ownership interests (the “Put Option”), for a price based on a formula set forth in the agreement, at any time after certain conditions were satisfied through December 31, 2014. The equity interest in this entity was classified as a redeemable noncontrolling interest.
During the three months ended June 30, 2014, management determined that it was probable that the Put Option would become exercisable prior to its expiration. As a result, the redeemable noncontrolling interest was increased to the estimated redemption amount of $7.1 million from its carrying value of $0.1 million. The accretion to the redemption value of $7.0 million was recorded in additional paid-in capital on the consolidated balance sheet as the Company had an accumulated deficit as of June 30, 2014. In addition, the accretion to redemption value was recorded as a reduction to net income attributable to common stockholders on the consolidated statements of operations in the three months ended June 30, 2014. Prior to June 30, 2014, management had determined that exercisability was not probable.
On December 5, 2014, the conditions required for the entity's owners to exercise the Put Option were satisfied, and the entity's owners exercised the Put Option. The Company paid $6.1 million to acquire 100% of the equity. Prior to the exercise of the Put Option, the Company had a 0% interest in this entity. In conjunction with the exercise of the Put Option, the Company recorded a deferred tax asset of $3.4 million related to basis differences. As a result of the exercise of the Put Option, there was no noncontrolling interest for the three and six months ended June 30, 2015.
Note 12. Stockholders’ equity
On May 8, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $100 million of the Company’s common stock under its share repurchase program, bringing the total authorized repurchase amount under the program to $450 million since its inception. The Company did not repurchase any shares in the six months ended June 30, 2015. The Company repurchased 364,662 and 454,962 shares of its common stock at a total cost of approximately $18.0 million and $23.8 million in the three and six months ended June 30, 2014, respectively. The total amount of common stock purchased from inception under the program through June 30, 2015 was 16,758,185 shares at a total cost of $398.8 million. All such repurchases have been made in the open market, and all repurchased shares have been retired as of June 30, 2015. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. As of June 30, 2015, the remaining authorized repurchase amount was $51.2 million.
Equity offering
On January 21, 2015, the Company closed the registered public offering of 3,650,000 shares of common stock by the Company, and pursuant to registration rights granted by the Company to the Seller in connection with the acquisition of Royall, 1,755,000 shares of common stock held by the Seller that were issued to the Seller as the equity component of the acquisition consideration. The shares were sold at a price to public of $43.00 per share, less an underwriting discount of $1.935 per share, for a net per share purchase price of $41.065. The Company also incurred selling costs of $1.1 million directly related to this equity offering. The net proceeds received by the Company were approximately $148.8 million after deducting the underwriting discount and selling costs. As of June 30, 2015, the Company remained obligated under a registration rights agreement to register for sale, under certain conditions, the remaining 362,364 shares of common stock of the Company held by the Seller.

Note 13. Stock-based compensation
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
Stock options granted under the inducement plan have an exercise price equal to $49.92, which was the closing price of the Company’s common stock on January 9, 2015 as reported on the NASDAQ Global Select Market. The stock options have a seven year term and are eligible to vest, if performance-based vesting criteria are satisfied, in installments commencing in January 2017 and ending in January 2020. The restricted stock units were valued at $49.92 and are also eligible to vest in installments commencing in January 2017 and ending in January 2020, subject to satisfaction of performance-based vesting criteria. The vesting criteria in both cases are based on performance of the Royall programs and services. The aggregate grant date fair value of the performance-based stock options, assuming all performance targets are met, is estimated to be approximately $26.8 million. The aggregate grant date fair value of the performance-based restricted stock units, assuming all performance targets are met, is estimated at approximately $7.3 million. As of June 30, 2015, the Company expects that Royall will achieve 70% to 99% of the performance targets, which equates to 50% of the performance-based stock options and 50% of the restricted stock units being eligible to vest, subject to forfeitures. The option and restricted stock unit awards are reflected in the following tables.
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
Stock incentive plans
On June 9, 2015, the Company's stockholders approved an amendment to the Company's 2009 Stock Incentive Plan (the “2009 Plan”) that increased the number of shares of common stock authorized for issuance under the plan by 3,800,000 shares. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan, as amended, may not exceed 10,535,000.
On June 23, 2014, the Compensation Committee of the Board of Directors approved a long-term incentive plan ("LTIP") under which nonqualified stock options and restricted stock units ("RSUs") would be granted to certain executive officers of the Company. As of June 30, 2015, 970,937 nonqualified stock options and 104,026 restricted stock units (“RSUs”) have been granted under the LTIP. The awards are subject to both performance-based and market-based conditions and portions will vest, with all awards vesting if the highest levels are achieved, based upon the achievement of specified levels of both sustained contract value and sustained stock price during the performance period, which could extend to March 31, 2019. The vesting of the RSUs also is subject to a one-year service condition, which requires the recipient to remain employed with the Company for at least the year following the date on which the applicable performance and market conditions are achieved. The Company has concluded that it is probable that all awards will vest at the highest level of achievements over a five year period. The estimated requisite service period, which includes the current estimate of the time to achieve the performance and market conditions at the highest level is five years for the stock options and six years for the RSUs, inclusive of the one-year service condition. The option and RSU awards are reflected in the following tables.

The following table summarizes the changes in common stock options granted under the Company’s stock incentive plans during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding, beginning of period	2,741,297	$42.19	2,018,334	$28.91
Granted	2,102,916	50.45	1,238,669	53.39
Exercised	(128,669)	23.43	(354,161)	16.42
Forfeited	(765,369)	50.11	—	—
Cancellations	—	—	—	—
Outstanding, end of period	3,950,175	$45.66	2,902,842	$40.88
Exercisable, end of period	1,100,879	$31.60
The weighted average fair value of the options granted during the six months ended June 30, 2015 is estimated at $15.49 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.6%; an expected term of approximately 5.1 years; expected volatility of 31.20%; and dividend yield of 0.0% over the expected life of the option.
The following table summarizes the changes in RSUs granted under the Company’s stock incentive plans during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Number of RSUs	Weighted average grant date fair value	Number of RSUs	Weighted average grant date fair value
Non-vested, beginning of period	1,046,582	$45.84	986,422	$38.66
Granted	517,162	52.00	460,812	49.62
Forfeited	(88,667)	49.70	(3,196)	48.33
Vested	(359,687)	43.37	(393,977)	32.20
Non-vested, end of period	1,115,390	$49.19	1,050,061	$45.86
No RSUs with performance and market conditions vested during the six months ended June 30, 2015.

The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,566	$2,089	$4,458	$3,471
Member relations and marketing	1,455	1,081	2,601	1,924
General and administrative	4,610	2,371	7,977	4,569
Depreciation and amortization	—	—	—	—
Total costs and expenses	$8,631	$5,541	$15,036	$9,964
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of June 30, 2015, $73.0 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 3.0 years.
Note 14. Income taxes
The effective tax rates were 36.5% and 39.5% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rates were (42.0)% and 38.9% for the six months ended June 30, 2015 and 2014, respectively. The tax benefit on the six month period's pre-tax loss was offset by a $10.8 million discrete item related to the write-off of accumulated Washington, D.C. tax credits in the three months ended March 31, 2015. The write-off was a result of changes in the District of Columbia tax laws effective January 1, 2015 and resulted in income tax expense in the six month period ended June 30, 2015. The effective tax rate was increased by this discrete item, the non-deductible portion of the acquisition costs related to our purchase of Royall, and lower pre-tax book income due to our loss on financing activities.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. We recognized $0.2 million of interest in the consolidated statements of operations for the six months ended June 30, 2015 and no interest or penalties were recognized in the consolidated statements of operations for the six months ended June 30, 2014. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2008.
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

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	42,440	36,413	41,686	36,310
Effect of dilutive outstanding stock-based awards	474	—	—	815
Diluted weighted average common shares outstanding	42,914	36,413	41,686	37,125
In the three months ended June 30, 2015 and 2014, 0.7 million and 2.8 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the six months ended June 30, 2015 and 2014, 2.8 million and 0.4 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

As of June 30, 2015, the Company had 2.0 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions, or both, and therefore are treated as contingently issuable awards. As of June 30, 2014, the Company had 1.0 million nonqualified stock options and 0.2 million RSUs that contained either performance or market conditions and were treated as contingently issuable awards. These awards are excluded from diluted earnings per share until the reporting period in which necessary conditions are achieved. To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted earnings per share will be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. As of June 30, 2015 and 2014, none of these contingently issuable awards has been included within the diluted earnings per share calculations.

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
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by the expansion of our relationships with existing members, strong renewal rates, acquisition activity, new program launches, addition of new members, and annual price increases. We believe high renewal rates reflect our members’ recognition of the value they derive from participating in our programs. Our revenue grew 30.2% in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our contract value increased 35.2% to $741.7 million as of June 30, 2015 from $548.4 million as of June 30, 2014. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
Our operating costs and expenses consist of cost of services, member relations and marketing expense, general and administrative expenses, and depreciation and amortization expenses.

•
Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research, creative, data and analysis personnel, consultants, software developers, and in-house faculty; costs of the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; costs of developing and supporting our cloud-based content and performance technology software; and fair value adjustments to acquisition-related earn-out liabilities.

•
Member relations and marketing expense includes the costs of acquiring new members and the costs of account management, and consists of compensation (including sales incentives), travel and entertainment expenses, costs for training personnel, sales and marketing materials, and associated support services.

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

Acquisitions that we have completed since December 31, 2013 affect the comparability of our results of operations for the six months ended June 30, 2015 and our results of operations for the same periods in our prior fiscal year.
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

Results of Operations
The following table shows consolidated statements of operations data including the amounts expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,
	2015	2014	2015	2014
Revenue	$184,661	$141,820	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	92,221	74,218	49.9%	52.3%
Member relations and marketing	29,375	26,576	15.9%	18.7%
General and administrative	30,853	22,712	16.7%	16.0%
Depreciation and amortization	19,499	9,078	10.6%	6.4%
Total costs and expenses	171,948	132,584	93.1%	93.4%
Operating income	12,713	9,236	6.9%	6.5%
Other (expense) income:
Interest expense	(5,154)	—	(2.8)%	—%
Other (expense) income, net	(128)	710	(0.1)%	0.5%
Loss on financing activities	—	—	—%	—%
Total other (expense) income, net	(5,282)	710	(2.9)%	0.5%
Income before provision for income taxes and equity in income loss of unconsolidated entities	7,431	9,946	4.0%	7.0%
Provision for income taxes	(2,716)	(3,933)	(1.5)%	(2.8)%
Equity in income (loss) of unconsolidated entities	4,000	(2,150)	2.2%	(1.5)%
Net income before allocation to noncontrolling interest	$8,715	$3,863	4.7%	2.7%
Accretion to redemption value of noncontrolling interest	—	(7,040)	—%	(5.0)%
Net income (loss) attributable to common stockholders	$8,715	$(3,177)	4.7%	(2.2)%

	Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$364,456	$279,821	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	187,528	141,413	51.5%	50.5%
Member relations and marketing	60,101	52,988	16.5%	18.9%
General and administrative	62,527	41,455	17.2%	14.8%
Depreciation and amortization	36,573	17,546	10.0%	6.3%
Total costs and expenses	346,729	253,402	95.1%	90.5%
Operating income	17,727	26,419	4.9%	9.5%
Other (expense) income:
Interest expense	(10,766)	—	(3.0)%	—%
Other (expense) income, net	(1,247)	1,442	(0.3)%	0.5%
Loss on financing activities	(17,398)	—	(4.8)%	—%
Total other (expense) income, net	(29,411)	1,442	(8.1)%	0.5%
(Loss) Income before provision for income taxes and equity in income (loss) of unconsolidated entities	(11,684)	27,861	(3.2)%	10.0%
Provision for income taxes	(4,910)	(10,830)	(1.3)%	(3.9)%
Equity in income (loss) of unconsolidated entities	1,621	(4,881)	0.4%	(1.7)%
Net (loss) income before allocation to noncontrolling interest	$(14,973)	$12,150	(4.1)%	4.4%
Net loss and accretion to redemption value of noncontrolling interest	—	(7,040)	—%	(2.5)%
Net (loss) income attributable to common stockholders	$(14,973)	$5,110	(4.1)%	1.9%
Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Net income (loss) attributable to common stockholders. Net income attributable to common stockholders was $8.7 million in the three months ended June 30, 2015 compared to net loss attributable to common stockholders of $(3.2) million in the three months ended June 30, 2014. The principal factors contributing to the change included equity in income of unconsolidated entities of $4.0 million compared to a loss of $(2.2) million in the prior year period, a non-cash accretion of $7.1 million associated with the change in the redemption value of our redeemable noncontrolling interest in the prior year period, and a 30.2% increase in revenue over the prior year period. The effects of these items were partially offset by $5.2 million in interest expense.
Net loss attributable to common stockholders was $(15.0) million in the six months ended June 30, 2015 compared to net income attributable to common stockholders of $5.1 million in the six months ended June 30, 2014. The principal factors contributing to the change included $17.4 million related to loss on financing activities, an $11.6 million discrete tax item related to a write-off of accumulated Washington, D.C. tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015, $10.7 million in interest expense related to new indebtedness, $6.6 million in acquisition-related costs, a $4.1 million decrease to acquisition-related earn-out liabilities recorded in the prior year period, and increases in operating expenses related to our acquisition of Royall Acquisition Co., or Royall. The effects of these items were partially offset by equity in income of unconsolidated entities of $1.6 million compared to a loss of $(4.9) million in the prior year period, a non-cash accretion of $7.1 million associated with the change in the redemption value of our redeemable noncontrolling interest in the prior year period, and a 30.2% increase in revenue over the prior year period.
Revenue. Total revenue increased 30.2% to $184.7 million in the three months ended June 30, 2015 from $141.8 million in the three months ended June 30, 2014. Total revenue increased 30.2% to $364.5 million in the six months ended June 30, 2015 from $279.8 million in the six months ended June 30, 2014, while contract value increased 35.2% to $741.7 million as of June 30, 2015 from $548.4 million as of June 30, 2014. The increases in revenue and contract value were attributable to our acquisition of Royall in combination with strong performance in our consulting and management offerings including our recent acquisition of Clinovations, LLC, or Clinovations, strong sales in our higher education research and software programs and in our Crimson programs. We offered 67 membership programs as of June 30, 2015 compared to 62 membership programs as of June 30, 2014.

Cost of services. Cost of services increased to $92.2 million for the three months ended June 30, 2015 from $74.2 million for the three months ended June 30, 2014. Cost of services increased to $187.5 million for the six months ended June 30, 2015 from $141.4 million for the six months ended June 30, 2014. The increase in cost of services for the three and six months ended June 30, 2015 was primarily due to our acquisition of Royall and the continued growth and expansion of our Crimson programs, as well as our recent acquisitions of ThoughtWright, LLA d/b/a Grades First, or GradesFirst, and Clinovations. Cost of services in the current period also reflected increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. As a percentage of revenue, cost of services was 49.9% and 52.3% for the three months ended June 30, 2015 and June 30, 2014, respectively, and 51.5% and 50.5% for the six months ended June 30, 2015 and June 30, 2014, respectively. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities consisting of a $1.4 million decrease and a $0.1 million decrease in the three months ended June 30, 2015 and 2014, respectively, and a $1.1 million decrease and a $4.2 million decrease in the six months ended June 30, 2015 and 2014, respectively.
Member relations and marketing. Member relations and marketing expense increased to $29.4 million in the three months ended June 30, 2015 from $26.6 million in the three months ended June 30, 2014. As a percentage of revenue, member relations and marketing expense in the three months ended June 30, 2015 and 2014 was 15.9% and 18.7%, respectively. Member relations and marketing expense increased to $60.1 million in the six months ended June 30, 2015 from $53.0 million in the six months ended June 30, 2014. As a percentage of revenue, member relations and marketing expense in the six months ended June 30, 2015 and 2014 was 16.5% and 18.9%, respectively. The increase in member relations and marketing expense was primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base.
General and administrative. General and administrative expense increased to $30.9 million in the three months ended June 30, 2015 from $22.7 million in the three months ended June 30, 2014. As a percentage of revenue, general and administrative expense increased to 16.7% in the three months ended June 30, 2015 from 16.0% in the three months ended June 30, 2014. General and administrative expense increased to $62.5 million in the six months ended June 30, 2015 from $41.5 million in the six months ended June 30, 2014. As a percentage of revenue, general and administrative expense increased to 17.2% in the six months ended June 30, 2015 from 14.8% in the six months ended June 30, 2014. The increase in general and administrative expense in the three month period ended June 30, 2015 was primarily attributable to $1.0 million in acquisition costs related to our acquisition of Royall, increased investment in functions and office space to support our larger organization and the integration of recent acquisitions. For the six months ended June 30, 2015, we recognized a total of $6.6 million in acquisition costs related to our acquisition of Royall.

Depreciation and amortization. Depreciation and amortization expense increased to $19.5 million, or 10.6% of revenue, in the three months ended June 30, 2015, from $9.1 million, or 6.4% of revenue, in the three months ended June 30, 2014. Depreciation expense increased to $36.6 million, or 10.0% of revenue in the six months ended June 30, 2015, from $17.5 million, or 6.3% of revenue in the six months ended June 30, 2014. The increases in depreciation and amortization in the three and six month periods ended June 30, 2015 were primarily attributable to increased amortization expense from acquired intangibles of $6.2 and $11.4 million, respectively, relating to our recent acquisitions of Royall, GradesFirst, and Clinovations, developed capitalized internal use software, and depreciation of improvements made to new expansion floors in our Washington, D.C. headquarters.
Interest expense. Interest expense of $5.2 million and $10.8 million for the three and six months ended June 30, 2015, respectively, was incurred on indebtedness assumed to fund the Royall acquisition on January 9, 2015 and on indebtedness obtained on February 6, 2015 to refinance and retire such acquisition indebtedness. There was no comparable activity in the prior year periods.
Other (expense) income, net. Other (expense) income, net decreased to a $(0.1) million loss in the three months ended June 30, 2015, from a $0.7 million gain in the three months ended June 30, 2014. We recognized a loss of $(0.2) million and a gain of $0.3 million as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies in the three months ended June 30, 2015 and 2014, respectively. We also incurred a $0.1 million gain on the change in fair value of common stock warrants during the three months ended June 30, 2015. During the three months ended June 30, 2014 we earned $0.4 million in interest income on our marketable security balance. As of June 30, 2015 we no longer owned marketable securities. Other (expense) income, net decreased to a $(1.2) million loss in the six months ended June 30, 2015, from a $1.4 million gain in the six months ended June 30, 2014. We recognized a loss of $1.3 million and a gain of $0.4 million as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies in the six months ended June 30, 2015 and 2014, respectively. We also incurred a $0.1 million gain on the change in fair value of common stock warrants during the six months ended June 30, 2015. During the six months ended June 30, 2014 we earned $1.0 million in interest income on our marketable security balance.

Loss on financing activities. A loss on financing activities of $(17.4) million was recognized in connection with the refinancing of acquisition indebtedness during the first quarter of 2015, as discussed above. There was no comparable activity in the prior year period.
Provision for income taxes. Our provision for income taxes was $2.7 million and $3.9 million in the three months ended June 30, 2015 and 2014, respectively, and $4.9 million and $10.8 million in the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate in the three months ended June 30, 2015 was 36.5% compared to 39.5% in the three months ended June 30, 2014. Our effective tax rate in the six months ended June 30, 2015 was (42.0)% compared to 38.9% in the six months ended June 30, 2014. The tax benefit of the pre-tax loss for the six months ended June 30, 2015 was offset by an $11.6 million discrete tax item related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015 resulting in income tax expense for the period. The effective tax rate was increased by this discrete item, the non-deductible portion of the acquisition costs related to our purchase of Royall, and lower pre-tax book income due to our loss on financing.
Equity in income (loss) of unconsolidated entities. Our proportionate share of gains and (losses) of investments in Evolent entities, net of tax during the three months ended June 30, 2015 and 2014 was $4.0 million and $(2.2) million, respectively. Included in the gain for the three months ended June 30, 2015 is $8.2 million tax benefit from the release of a valuation allowance as the Company determined that it is now more-likely-than not able to realize deferred tax assets associated with its investment in Evolent LLC. Our proportionate share of gains and (losses) of investments in Evolent entities, net of tax during the six months ended June 30, 2015 and 2014 was $1.6 million and $(4.9) million, respectively. Evolent was established in August 2011 and continues to operate as an early-stage business. As a result, we expect Evolent LLC to incur losses in the future.

Net income (loss) and accretion to redemption value of noncontrolling interest. During the three months ended June 30, 2014, we determined that it was probable that the put option related to our noncontrolling interest would become exercisable prior to its expiration. As a result, we recorded an accretion to the estimated redemption amount of our redeemable noncontrolling interest of $7.0 million in the three months ended June 30, 2014.
Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,566	$2,089	$4,458	$3,471
Member relations and marketing	1,455	1,081	2,601	1,924
General and administrative	4,610	2,371	7,977	4,569
Depreciation and amortization	—	—	—	—
Total costs and expenses	$8,631	$5,541	15,036	9,964

There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of June 30, 2015, $73.0 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 3.0 years.
Non-GAAP Financial Measures
The tables and related discussion below present information for the periods indicated about our adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted effective tax rate, and adjusted weighted average common shares outstanding - diluted. We define "adjusted revenue" for the three and six months ended June 30, 2015 and 2014 as revenue excluding the adjustments set forth in the first table below. We define “adjusted EBITDA” for the three and six months ended June 30, 2015 and 2014 as net income excluding adjustments for the items set forth in the second table below. We define “adjusted net income” for the three and six months ended June 30, 2015 and 2014 as net income excluding the net of tax effect of the items set forth in the third table below. We define “non-GAAP earnings per diluted share” for the three and six months ended June 30, 2015 and 2014 as earnings per diluted share excluding the net of tax effect of the items set forth in the fourth table below. We define “adjusted effective tax rate” for the three and six months ended June 30, 2015 and 2014 as the effective tax rate excluding the effect of the items set forth in the fifth table below. We define “adjusted weighted average common shares outstanding - diluted” for the three and six months ended June 30, 2015 and 2014 as weighted average common shares outstanding - diluted excluding the effect of the items set forth in the sixth table below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$184,661	$141,820	$364,456	$279,821
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	6,617	—	12,499	—
Adjusted revenue	$191,278	$141,820	$376,955	$279,821
Adjusted revenue. Total adjusted revenue increased 34.9% to $191.3 million in the three months ended June 30, 2015 from $141.8 million in the three months ended June 30, 2014. Total adjusted revenue increased 34.7% to $377.0 million in the six months ended June 30, 2015 from $279.8 million in the six months ended June 30, 2014. The increase in adjusted revenue was attributable to our acquisition of Royall, our cross-selling of existing programs to existing members, the introduction and expansion of new programs, and, to a lesser degree, price increases.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$8,715	$(3,177)	$(14,973)	$5,110
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	6,617	—	12,499	—
Equity in (income) loss of unconsolidated entities	(4,000)	2,150	(1,621)	4,881
Accretion of non-controlling interest to redemption value	—	7,040	—	7,040
Provision for income taxes	2,716	3,933	4,910	10,830
Loss on financing activities	—	—	17,398	—
Interest expense	5,154	—	10,766	—
Other expense (income), net	128	(710)	1,247	(1,442)
Depreciation and amortization	19,499	9,078	36,573	17,546
Acquisition and similar transaction charges	961	268	6,610	268
Fair value adjustments to acquisition-related earn-out liabilities	(1,427)	(100)	(1,083)	(4,200)
Vacation accrual adjustment	—	—	(850)	—
Stock-based compensation	8,631	5,541	15,036	9,964
Adjusted EBITDA	$46,994	$24,023	$86,512	$49,997

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$8,715	$(3,177)	$(14,973)	$5,110
Effect of adjusted tax rate on net income (loss)	(494)	—	10,130	—
Effect on revenue of fair value adjustments to acquisition-related deferred revenue, net of adjusted tax rate	3,759	—	7,047	—
Equity in (income) loss of unconsolidated entities	(4,000)	2,150	(1,621)	4,881
Accretion of noncontrolling interest to redemption value	—	7,040	—	7,040
Amortization of acquisition-related intangibles, net of adjusted tax rate	4,562	1,452	8,782	2,883
Loss on financing activities, net of adjusted tax rate	—	—	9,725	—
Acquisition and similar transaction charges, net of adjusted tax rate	546	162	3,704	162
Fair value adjustments to acquisition-related earn-out liabilities, net of adjusted tax rate	(811)	(61)	(619)	(2,583)
Gain/loss on investment in common stock warrants, net of tax	(40)	108	(40)	108
Vacation accrual adjustment, net of adjusted tax rate	—	—	(475)	—
Stock-based compensation, net of adjusted tax rate	4,902	3,351	8,482	6,071
Adjusted net income	$17,139	$11,025	$30,142	$23,672
Adjusted net income and adjusted EBITDA. Adjusted net income increased to $17.1 million for the three months ended June 30, 2015 from $11.0 million for the three months ended June 30, 2014, while adjusted EBITDA increased 95.6% to $47.0 million for the three months ended June 30, 2015 from $24.0 million for the three months ended June 30, 2014. Adjusted net income increased to $30.1 million for the six months ended June 30, 2015 from $23.7 million for the six months ended June 30, 2014, while adjusted EBITDA increased 73.0% to $86.5 million for the six months ended June 30, 2015 from $50.0 million for the six months ended June 30, 2014. The increases in adjusted EBITDA and adjusted net income were attributable to our increased revenue and the acquisition of Royall partially offset by increased investment in our general and administrative infrastructure to support our growing employee base, higher marketing and member relations costs attributable to an increase in the number of new sales teams, and the costs of new and growing programs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP earnings (loss) per diluted share	$0.20	$(0.09)	$(0.36)	$0.13
Effect of adjusted tax rate on net income (loss)	(0.01)	—	0.24	—
Effect on revenue of fair value adjustments to acquisition-related deferred revenue, net of adjusted tax rate	0.09	—	0.17	—
Equity in (income) loss of unconsolidated entities	(0.09)	0.06	(0.04)	0.13
Accretion of noncontrolling interest to redemption value	—	0.19	—	0.19
Amortization of acquisition-related intangibles, net of adjusted tax rate	0.11	0.04	0.21	0.08
Loss on financing activities, net of adjusted tax rate	—	—	0.23	—
Acquisition and similar transaction charges, net of adjusted tax rate	0.01	0.01	0.09	0.01
Fair value adjustments to acquisition-related earn-out liabilities, net of adjusted tax rate	(0.02)	—	(0.02)	(0.07)
Vacation accrual adjustment, net of adjusted tax rate	—	—	(0.01)	—
Stock-based compensation, net of adjusted tax rate	0.11	0.09	0.20	0.17
Non-GAAP earnings per diluted share	$0.40	$0.30	$0.71	$0.64

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Effective tax rate	36.5%	39.5%	(42.0)%	38.9%
Effect on tax rate of Washington, D.C. tax law change, including write-off of Washington, D.C. income tax credits	—%	—%	91.3%	—%
Effect on tax rate of loss on financing activities	0.9%	—%	(8.5)%	—%
Effect on tax rate of unconsolidated equity method investment related FIN 48 liability	(3.5)%	—%	—%	—%
Effect on tax rate of Royall acquisition costs and other tax items	9.3%	—%	2.8%	—%
Adjusted effective tax rate	43.2%	39.5%	43.6%	38.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding - Diluted	$42,914	$36,413	$41,686	$37,125
Dilutive shares outstanding	—	628	555	—
Adjusted weighted average common shares outstanding - Diluted	42,914	37,041	42,241	37,125

Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that operating cash flows and existing cash and cash equivalents will be sufficient to support our expected operating and capital expenditures, as well as debt service obligations, during at least the next 12 months.
On January 9, 2015, The Company paid $744.2 million in cash and $121.2 million in equity to acquire Royall. The Company obtained its cash largely from borrowings under a senior secured term loan facility we obtained in conjunction with the acquisition. We had cash, cash equivalents, and marketable securities balances of $49.6 million as of June 30, 2015 and $87.7 million as of December 31, 2014. We expended $0.0 million and $23.8 million in cash to purchase shares of our common stock through our share repurchase program during the six months ended June 30, 2015 and 2014, respectively.

Cash flows
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the second quarter of our fiscal year typically provides the lowest quarterly cash flows from operations. Net cash flows provided by operating activities increased to $42.2 million in the six months ended June 30, 2015, from net cash flows provided by operating activities of $5.3 million in the six months ended June 30, 2014. The increase in net cash flows provided by operating activities in the current quarter was primarily attributable to large acceleration in cash collections in the current period, as well as the addition of Royall.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities increased to $758.4 million in the six months ended June 30, 2015 from net cash flows provided by investing activities of $0.3 million in the six months ended June 30, 2014. Investing activities during the six months ended June 30, 2015 consisted of payment of $744.2 million for our acquisition of Royall and capital expenditures of $26.0 million, partially offset by redemptions of marketable securities of $14.7 million.

Investing activities during the six months ended June 30, 2014 consisted of payments of $25.8 million for acquisitions and capital expenditures of $23.0 million, partially offset by redemption of marketable securities of $49.2 million.
Cash flows from financing activities. We had net cash flows provided by financing activities of $692.8 million and net cash flows used in financing activities of $17.3 million in the six months ended June 30, 2015 and 2014, respectively. Cash flows from financing activities during the six months ended June 30, 2015 primarily consisted of $1.3 billion of proceeds from borrowings under our senior secured term loan facilities, $148.8 million proceeds from issuance of common stock, net of selling costs, $3.0 million of proceeds from the issuance of common stock upon the exercise of stock options, and $2.7 million in additional tax benefits related to stock-based compensation arrangements. These cash flows were offset in part by $732.2 million of debt repayments, $6.0 million shares to satisfy the minimum employee tax withholding for vested restricted stock units, $2.6 million of debt issuance costs, and a $1.5 million earn-out payment.
Financing activities during the six months ended June 30, 2014 primarily consisted of the repurchase of $23.8 million in shares under our stock repurchase program and the withholding of $7.7 million in shares to satisfy the minimum employee tax withholding for vested restricted stock units, the effects of which were partially offset by $7.9 million in additional tax benefits related to stock-based compensation arrangements and $5.8 million of proceeds from the issuance of common stock upon the exercise of stock options.

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

The credit facilities contain customary negative covenants restricting certain actions that may be taken by us and our subsidiaries. Subject to specified exceptions, these covenants limit our ability and the ability of our subsidiaries to incur indebtedness, create liens on their assets, pay cash dividends, repurchase our common stock and make other restricted payments, make investments in or loans to other parties, sell assets, engage in mergers and acquisitions, enter into transactions with affiliates, enter into sale and leaseback transactions, and change their businesses. The credit facilities also contain customary affirmative covenants, including, among others, covenants requiring compliance with laws, maintenance of corporate existence, licenses, properties and insurance, payment of taxes and performance of other material obligations, and delivery of financial and other information to the lenders. The credit facilities contain customary events of default, including a change of control of The Advisory Board Company. We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of each fiscal quarter, for a period consisting of our most recently completed four fiscal quarters. We were in compliance with both financial covenants as of June 30, 2015.

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

The revolving facility was undrawn at the facility closing date. The revolving facility will mature, and all revolving loans outstanding under the facility will become due and payable, on February 6, 2020. The facility loans may be borrowed, repaid, and reborrowed from time to time during the term of the facility. We may use the proceeds of borrowings under the revolving facility, when drawn, to finance working capital needs and for general corporate purposes, including permitted acquisitions. There were no amounts outstanding under this facility as of June 30, 2015.

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
Contractual Obligations

Our 2014 Form 10-KT discloses certain commitments and contractual obligations that existed as of December 31, 2014. In the first quarter of 2015, we entered into a new lease for office space in Chicago, Illinois. As part of the Royall acquisition, we assumed Royall's office leases in Richmond, Virginia and Bloomington, Minnesota. The updated table of commitments and contractual obligations below, which is presented as of June 30, 2015, reflects the future minimum lease payments under these leases excluding rental escalation and executory costs.

The following table also includes the contractual principal payments under our indebtedness as of June 30, 2015 resulting from our incurrence of indebtedness under the senior secured term credit facility we obtained on February 6, 2015, as described above.

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments	$567,812	$28,750	$100,625	$438,437	$—
Non-cancelable operating leases	$17,166	$889	$4,421	$5,376	$6,480

Off-Balance Sheet Arrangements
As of June 30, 2015, we had no material off-balance sheet arrangements as defined under SEC rules.

Seasonality
Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to certain higher education program offerings where contracts are typically aligned with our members' academic year. Historically, these higher education programs have had lower revenues in the third fiscal quarter and higher revenues in the first and fourth fiscal quarters. We expect quarterly fluctuations in operating results to continue as a result of seasonal patterns. Such patterns may change, however, as a result of new program offerings, increased sales, or acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk. We are exposed to interest rate risk associated with the $575 million principal amount of variable-rate debt we incurred in February 6, 2015 under our senior secured term loan facility. Amounts drawn under the term facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate, plus an initial margin of 2.75%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of June 30, 2015, our outstanding term loans accrued interest at an annual rate of 2.94%. As of that date, 10% increase in LIBOR would have increased our annual cash interest expense on our variable-rate debt by approximately $0.1 million.
The Company entered into three interest rate swaps to hedge approximately 50% of the Company’s debt principal, which is equal to $283.9 million as of June 30, 2015. The Company’s objective with respect to these interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in the one-month U.S. dollar-denominated LIBOR swap rate, the designated benchmark interest rate being hedged.
Foreign currency risk. Our international operations, which account for approximately 4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recorded foreign currency exchange losses of $(0.2) million during the three and six months ended June 30, 2015, which are included in other (expense) income, net in our consolidated statements of operations appearing elsewhere in this report. We recorded foreign currency exchange gains of $0.3 million during the three and six months ended June 30, 2014, which are included in other (expense) income, net in our consolidated statements of operations appearing elsewhere in this report. A hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our financial position as of June 30, 2015.

Item 4.	Controls and Procedures.

Our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report as required by Rule 13a-15(b) or 15d-15(b) under the Exchange Act.
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based upon our evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective. We excluded Royall Acquisition Co. and subsidiaries, which are included in our consolidated financial statements, from our assessment of internal control over financial reporting as of June 30, 2015 because it was acquired by the Company in a business combination on January 9, 2015.
During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
As discussed in this report, our actual results could differ materially from the expected results expressed or implied in our forward-looking statements. In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Form 10-KT could materially affect our business, financial condition, or operating results. The risks described in our 2014 Form 10-KT and in our subsequently filed SEC reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.
Described below is a risk facing our business in addition to the risks described in our 2014 Form 10-KT.
We will be unable to file our periodic reports with the Securities and Exchange Commission on a timely basis if we do not receive timely delivery by Evolent of its financial statements to us.
As of June 30, 2015, we owned 15.4% of Evolent Health Inc., or “Evolent Inc.,” through our Class A common stock investment, and 8.8% of Evolent Health LLC, or “Evolent LLC,” through our Class B common units investment. We account for our investments in Evolent Inc. and Evolent LLC under the equity method. As a result, the consolidated financial statements included in our periodic reports reflect an allocation attributable to our economic interest in these entities. Our ability to file future periodic reports with the Securities and Exchange Commission on a timely basis therefore depends on Evolent's ability to complete, and Evolent's compliance with its contractual obligation to complete and deliver to us its financial statements sufficiently in advance of our SEC reporting deadlines in order for us accurately to reflect its results in our consolidated financial statements. A failure to report our financial results on an accurate or timely basis could result in sanctions, lawsuits, delisting of our shares from the NASDAQ Global Select Market, or other adverse consequences that could materially harm our business.

Item 6.	Exhibits.
(a) Exhibits. The Company files herewith or incorporates by reference herein the exhibits identified below. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K under Commission File No. 000-33283.

10.1	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Filed herewith.

10.2
2015 Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2015.

10.3
2015 Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2015.

10.4
2015 Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: August 7, 2015	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Filed herewith.

10.2
2015 Form of Award Agreement for Restricted Stock Units pursuant to The Advisory Board Company 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2015.

10.3
2015 Form of Award Agreement for Qualified Stock Options pursuant to The Advisory Board Company 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2015.

10.4
2015 Form of Award Agreement for Non-Qualified Stock Options pursuant to The Advisory Board Company 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements.