Form 10-Q
period 2015-09-30
ADVISORY BOARD CO
filed 2015-11-06
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
As of November 1, 2015, the registrant had outstanding 41,893,863 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,075	$72,936
Marketable securities, current	—	14,714
Membership fees receivable, net	604,075	539,061
Prepaid expenses and other current assets	25,388	23,254
Deferred income taxes, current	16,159	14,695
Total current assets	701,697	664,660
Property and equipment, net	182,934	135,107
Intangible assets, net	285,440	38,973
Deferred incentive compensation and other charges	80,787	86,045
Goodwill	842,859	186,895
Investments in unconsolidated entities	3,077	9,316
Other non-current assets	5,698	5,370
Total assets	$2,102,492	$1,126,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$586,360	$501,785
Accounts payable and accrued liabilities	76,295	80,284
Accrued incentive compensation	27,851	32,073
Debt, current	27,885	—
Total current liabilities	718,391	614,142
Deferred revenue, net of current portion	157,911	167,014
Deferred income taxes, net of current portion	119,707	9,855
Debt, net of current portion	529,422	—
Other long-term liabilities	12,101	15,304
Total liabilities	1,537,532	806,315
Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 41,888,539 and 36,087,754 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	419	361
Additional paid-in capital	735,024	442,528
Accumulated deficit	(169,030)	(122,920)
Accumulated other comprehensive income	(1,453)	82
Total stockholders’ equity	564,960	320,051
Total liabilities and stockholders’ equity	$2,102,492	$1,126,366

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$200,238	$144,220	$564,694	$424,041
Costs and expenses:
Cost of services, excluding depreciation and amortization	101,373	74,078	288,901	215,491
Member relations and marketing	30,792	26,792	90,893	79,780
General and administrative	30,678	24,573	93,205	66,028
Depreciation and amortization	18,494	9,679	55,067	27,225
Operating income	18,901	9,098	36,628	35,517
Other (expense) income:
Interest expense	(5,450)	—	(16,333)	—
Other (expense) income, net	(1,150)	(851)	(2,280)	591
Loss on financing activities	—	—	(17,398)	—
Total other (expense) income, net	(6,600)	(851)	(36,011)	591
Income before provision for income taxes and equity in loss of unconsolidated entities	12,301	8,247	617	36,108
Provision for income taxes	(7,156)	(710)	(12,066)	(11,540)
Equity in loss of unconsolidated entities	(3,289)	(1,197)	(1,668)	(6,078)
Net income (loss) before allocation to noncontrolling interest	$1,856	$6,340	$(13,117)	$18,490
Net loss and accretion to redemption value of noncontrolling interest	—	150	—	(6,890)
Net income (loss) attributable to common stockholders	1,856	6,490	(13,117)	11,600
Earnings per share
Net income (loss) attributable to common stockholders per share—basic	$0.04	$0.18	$(0.31)	$0.32
Net income (loss) attributable to common stockholders per share—diluted	$0.04	$0.18	$(0.31)	$0.31
Weighted average number of shares outstanding:
Basic	42,320	36,191	41,900	36,270
Diluted	42,788	36,703	41,900	36,983
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$1,856	$6,490	$(13,117)	$11,600
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities, net of income taxes of $0 and $272 for the three months ended September 30, 2015 and 2014, respectively, and $150 and $1,488 for the nine months ended September 30, 2015 and 2014, respectively	—	414	(81)	2,179
Net unrealized loss on cash flow hedges, net of income taxes of $1,316 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $871 and $0 for the nine months ended September 30, 2015 and 2014, respectively	(2,132)	—	(1,410)	—
Comprehensive (loss) income	$(276)	$6,904	$(14,608)	$13,779
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income before allocation to noncontrolling interest	$(13,117)	$18,490
Adjustments to reconcile net (loss) income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	55,067	27,225
Loss on financing activities	17,398	—
Amortization of debt issuance costs	983	—
Deferred income taxes	9,912	11,018
Excess tax benefits from stock-based awards	(2,804)	(5,011)
Stock-based compensation expense	22,130	16,139
Amortization of marketable securities premiums	—	1,664
(Gain) loss on investment in common stock warrants	(70)	180
Equity in loss of unconsolidated entities	1,668	6,078
Changes in operating assets and liabilities (net of the effect of acquisitions):
Membership fees receivable	(35,774)	(10,876)
Prepaid expenses and other current assets	7,978	(5,746)
Deferred incentive compensation and other charges	2,977	7,248
Other non-current assets	(258)	—
Deferred revenue	57,172	(19,634)
Accounts payable and accrued liabilities	(5,595)	(4,264)
Acquisition-related earn-out payments	(2,198)	(3,073)
Accrued incentive compensation	(4,222)	(8,659)
Other long-term liabilities	(3,203)	(8,088)
Net cash provided by operating activities	108,044	22,691
Cash flows from investing activities:
Purchases of property and equipment	(39,985)	(35,000)
Capitalized external use software development costs	(2,965)	(3,871)
Cash paid for acquisitions, net of cash acquired	(746,693)	(25,830)
Cash paid for investment in unconsolidated entity	(3,006)	—
Redemptions of marketable securities	14,714	85,959
Purchases of marketable securities	—	(32,657)
Net cash used in investing activities	(777,935)	(11,399)
Cash flows from financing activities:
Proceeds from debt, net	1,280,292	—
Pay down of debt	(739,377)	—
Debt issuance costs	(2,568)	—
Proceeds from issuance of common stock, net of selling costs	148,786	—
Proceeds from issuance of common stock from exercise of stock options	3,262	6,927
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(6,058)	(7,735)
Proceeds from issuance of common stock under employee stock purchase plan	389	445
Acquisition-related earn-out payments	(1,500)	—
Excess tax benefits from stock-based awards	2,804	5,011
Purchases of treasury stock	(33,000)	(41,772)
Net cash provided by (used in) financing activities	653,030	(37,124)
Net decrease in cash and cash equivalents	(16,861)	(25,832)
Cash and cash equivalents, beginning of period	72,936	52,717
Cash and cash equivalents, end of period	$56,075	$26,885

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s transition report on Form 10-KT for the nine-month period ended December 31, 2014 and the Company’s quarterly reports on Form 10-Q for subsequent quarters.
The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and a consolidated variable interest entity. The Company uses the equity method to account for equity investments in instances in which it owns common stock or securities deemed to be in-substance common stock and has the ability to exercise significant influence, but not control, over the investee and for all investments in partnerships or limited liability companies where the investee maintains separate capital accounts for each investor. Investments in which the Company holds securities that are not in-substance common stock, or holds common stock or in-substance common stock but has little or no influence over the investee, are accounted for using the cost method. All significant intercompany transactions and balances have been eliminated.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2014 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and nine months ended September 30, 2015 may not be indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2015, or any other period.
Note 2. Recent accounting pronouncements
Recently issued
In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance related to revenue recognition. The new standard supersedes most of the existing revenue recognition guidance under GAAP, and requires revenue to be recognized when goods or services are transferred to a customer in an amount that reflects the consideration a company expects to receive. The new standard may require more judgment and estimates relating to the recognition of revenue, which could result in additional disclosures to the financial statements. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB decided to defer by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The Company plans to adopt this standard on January 1, 2018 and is currently evaluating the revenue recognition effect this guidance will have once implemented.
In June 2014, the FASB issued accounting guidance related to share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The standard is effective for fiscal years beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In August 2014, the FASB issued guidance on the assessment of an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The guidance requires such an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. The applicable guidance is effective beginning with the first annual period ending after December 15, 2016, and for all annual reporting and interim periods thereafter. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In February 2015, the FASB issued guidance on amendments to the consolidation analysis. The new guidance requires management to reevaluate all legal entities under a revised consolidation model that will (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 under the Investment Company Act of 1940 for registered money market funds. The guidance is effective for annual reporting and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual reporting and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In September 2015, the FASB issued new guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes to the financial statements. The guidance is effective for annual reporting and interim periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.
Note 3. Acquisitions
Increasing service to members through the introduction and expansion of new programs is a key component of the Company's growth strategy. From time to time, the Company supplements its organic new program development efforts with acquisitions that allow it to introduce new programs and services to its members, or that complement and enhance the value of existing programs through the addition of new capabilities.
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
The Company has not yet finalized the allocation of the Royall purchase consideration to assets acquired and liabilities assumed. The total purchase price has been allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon valuation procedures performed to-date. As of the date of this report, the Company is finalizing its income tax analysis of the acquisition, including an evaluation of assumed uncertain tax positions. The final purchase price allocation may be different from the amounts outlined below. The allocation of the purchase price and the estimates and assumptions are subject to change until the Company completes all of the necessary valuations and income tax analysis, which will be no longer than one year from the acquisition date.
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
The preliminary purchase price allocation to Royall's technology, included in property and equipment, net on the consolidated balance sheets, is as follows (in thousands):

	Estimated average useful lives (years)	Estimated fair value
Technology - database and analytics	4	$13,000
Technology - developed software	8	25,000
Total		$38,000

A preliminary purchase price allocation resulting from the acquisition of Royall is set forth below (in thousands):

As of January 9, 2015
Consideration paid for the acquisition	$865,417

Allocated to:
Membership fees receivable, net	29,239
Prepaid expenses and other current assets	7,479
Property and equipment	44,209
Intangible assets, net	262,000
Deferred revenue, current	(18,300)
Accounts payable and accrued liabilities	(5,308)
Deferred income taxes, net of current portion	(107,655)
Preliminary fair value of net assets acquired	$211,664
Preliminary allocation to goodwill	$653,753

During the three months ended June 30, 2015, the Company increased its preliminary estimate of the fair value of the acquired customer relationships by $17.0 million, resulting in a $10.0 million reduction in goodwill and a $7.0 million increase in the net deferred tax liability recorded. In addition, the Company refined its estimate of the useful lives of its customer relationship and developed software assets. The impact of these changes on amortization expense was not material and was recognized entirely in the three months ended June 30, 2015.
The preliminary goodwill is primarily attributable to the assembled workforce of Royall and synergies and economies of scale expected from combining the operations of the Company and Royall. Of the goodwill recognized, $107.7 million is deductible for tax purposes.
Acquisition-related costs of $9.9 million were incurred and included in general and administrative costs in the Company’s consolidated statements of operations. Of this amount, $3.3 million was recognized in the transition period ended December 31, 2014, and $6.6 million was recognized in the nine months ended September 30, 2015.
The nine months ended September 30, 2015 includes the operations of Royall for the period from January 9, 2015 through September 30, 2015. The condensed consolidated statements of operations for the nine months ended September 30, 2015 includes $73.1 million of revenues and $11.2 million of net income, respectively, contributed by Royall.
The following table presents the Company’s pro forma consolidated revenues and net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2015 and 2014. The unaudited pro forma results include the historical statements of operations information of the Company and of Royall, giving effect to the acquisition of Royall and related financing as if they had occurred on January 1, 2014. As described below under “Transition period acquisitions,” the Company consummated certain other acquisitions during the transition period ended December 31, 2014; however, the Company has not included the results prior to the acquisitions in these pro forma results as their effect would not have been material.
The unaudited pro forma financial information presented below does not reflect the effect of any actual or anticipated synergies expected to result from the acquisition of Royall. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been recognized had the acquisition of Royall and the related financing been effected on the assumed date.

The unaudited pro forma results are set forth below (in thousands):

	Unaudited Pro Forma Results
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$200,328	$166,550	$579,986	$493,062
Net income (loss) attributable to common stockholders	1,856	2,605	11,486	(14,754)

For the three months ended September 30, 2015 and 2014, the pro forma results, prepared in accordance with GAAP, include the following pro forma adjustments related to the acquisition of Royall:

(i)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $3.9 million in the three months ended September 30, 2014;

(ii)
the elimination and replacement of the historical Royall interest expense with the interest expense from the Company's new senior secured term credit facility, totaling $4.6 million in the three months ended September 30, 2014; and

(iii)	an increase in compensation expense related to the inducement equity awards issued to certain Royall employees totaling $1.5 million in the three months ended September 30, 2014.

For the nine months ended September 30, 2015, the pro forma results, prepared in accordance with GAAP, include the following pro forma adjustments related to the acquisition of Royall:

(i)	an increase in non-recurring transaction expenses of $9.9 million in the nine months ended September 30, 2014 to reflect the assumption that the Royall acquisition occurred on January 1, 2014;

(ii)	the elimination of $6.6 million of acquisition costs recorded in the nine months ended September 30, 2015 as these are now presented in the corresponding period of 2014;

(iii)
an increase in amortization expense related to the fair value of the identifiable intangible assets of $0.4 million and $11.8 million in the nine months ended September 30, 2015 and 2014, respectively;

(iv)
a reduction in revenue of $12.5 million in the nine months ended September 30, 2014, representing the purchase accounting fair value effect to revenue the Company would have recognized during the nine months ended September 30, 2014 had the acquisition of Royall occurred on January 1, 2014 and an increase in revenue of $12.5 million in the nine months ended September 30, 2015, representing the purchase accounting fair value effect to revenue that was recognized in 2015;

(v)
the elimination and replacement of the historical Royall interest expense with the interest expense from the Company's new senior secured term credit facility totaling $15.0 million and $13.7 million in the nine months ended September 30, 2015 and 2014, respectively;

(vi)
an increase in compensation expense related to the inducement equity awards issued to certain Royall employees totaling $0.1 million and $4.4 million in the nine months ended September 30, 2015 and 2014, respectively;

(vii)
an increase in non-recurring loss on financing activities expenses of $17.4 million in the nine months ended September 30, 2014 to reflect the assumption that the Royall acquisition and related financings occurred in the 2014 period; and

(viii)	the elimination of $17.4 million of loss on financing activities recorded in the nine months ended September 30, 2015 as this is now presented in the corresponding period of 2014.

During the nine months ended September 30, 2015, the Company completed one additional acquisition qualifying as a business combination. The total cash purchase price of $2.5 million was allocated to identifiable assets acquired. The Company allocated $0.5 million to intangible assets with a weighted average amortization period of 3.0 years and $2.0 million to goodwill. The goodwill is deductible for tax purposes. This acquisition was not significant to the Company's consolidated results of operations.
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
Interest rate swaps. The Company uses interest rate swaps to manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of discounting the future variable cash payments, or receipts, over the life of the agreements. The variable interest rates used in the calculation of projected cash payments, or receipts, are based on observable market interest rate curves.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2015 or 2014.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of September 30,	Fair value measurement as of September 30, 2015 using fair value hierarchy
	2015	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$56,075	$56,075	$—	$—
Common stock warrants (1)	440	—	—	440
Financial liabilities
Contingent earn-out liabilities (2)	7,025	—	—	7,025
Interest rate swaps	2,281	—	2,281	—
	Fair value as of December 31,	Fair value measurement as of December 31, 2014 using fair value hierarchy
	2014	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$72,936	$72,936	$—	$—
Available-for-sale marketable securities	14,714	—	14,714	—
Common stock warrants (1)	370	—	—	370
Financial liabilities
Contingent earn-out liabilities (2)	12,946	—	—	12,946

(1)
The fair value of the common stock warrants as of September 30, 2015 and December 31, 2014 was calculated to be $0.20 and $0.22 per share, respectively, using a Black-Scholes-Merton model. The significant assumptions as of September 30, 2015 were as follows: risk-free interest rate of 1.1%; expected term of 3.7 years; expected volatility of 73.9%; dividend yield of 0.0%; weighted average share price of $0.52 per share; and warrants expected to become exercisable for between 1,776,500 and 2,157,500 shares. The significant assumptions as of December 31, 2014 were as follows: risk-free interest rate of 1.6%; expected term of 4.5 years; expected volatility of 76.1%; dividend yield of 0.0%; weighted average share price of $0.49 per share; and warrants expected to become exercisable for approximately 1,776,500 shares.

(2)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Common stock warrants
The Company’s fair value estimate of the common stock warrants received in connection with its cost method investment was zero as of the June 2009 investment date. Changes in the fair value of the common stock warrants subsequent to the investment date are recognized in earnings in the periods during which the estimated fair value changes.

The following table represents a reconciliation of the change in the fair value of the common stock warrants for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$440	$370	$370	$550
Fair value change in common stock warrants (1)	—	—	70	(180)
Ending balance	$440	$370	$440	$370

(1)	Amounts were recognized in other income, net on the consolidated statements of operations.

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
As of September 30, 2015, $20.2 million had been earned and paid in cash and shares to the former owners of the Southwind business. As of September 30, 2015, based on current facts and circumstances, the estimated aggregate fair value of the remaining contingent obligation earned over the evaluation period was $1.3 million. The fair value of the Southwind earn-out liability is affected by changes in the discount rate, which was 2.3% as of September 30, 2015. The remaining obligation will be paid at various intervals through April 2016.
The Company entered into an earn-out agreement in connection with its acquisition of 360Fresh, Inc. (“360Fresh”) on November 15, 2012. The Company’s fair value estimate of the 360Fresh earn-out liability was $2.5 million as of the date of acquisition. The earn-out liability period ended on January 9, 2015 and the final earn-out payment of $1.5 million was made in the nine months ended September 30, 2015.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of Clinovations, LLC (“Clinovations”) on November 7, 2014 was $4.5 million. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation periods, which will end on December 31, 2017. A portion of the earn-out liability will be paid in the form of the Company’s common stock. The maximum payout of the earn-out liability is $9.5 million, while the minimum is zero. Based on the results of Clinovations’ operating results, the fair value of the contingent obligation for Clinovations as of September 30, 2015 was estimated at $2.0 million. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results, discount rates for each evaluation period, which vary from approximately 6.9% to 8.5%, and the volatility of the Company's common stock, which was 25.0% as of September 30, 2015.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) on December 15, 2014 was $3.6 million. The fair value of the GradesFirst earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation period, which will end on December 31, 2015. The maximum payout of the earn-out liability is $4.0 million, while the minimum is zero. Based on GradesFirst’s operating results, the fair value of the contingent obligation for GradesFirst as of September 30, 2015 was estimated as $3.8 million. The fair value of the GradesFirst earn-out liability is affected by changes in estimates regarding expected operating results, probability of achieving the operating results, and a discount rate, which was 2.1% as of September 30, 2015.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes.

The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$8,416	$5,850	$12,946	$12,800
Fair value change in Southwind contingent earn-out liability (1)	40	(100)	249	(4,250)
Fair value change in GradesFirst contingent earn-out liability (1)	200	—	200	—
Fair value change in Clinovations contingent earn-out liability (1)	(1,297)	—	(2,589)	—
Fair value change in 360Fresh contingent earn-out liability (1)	—	(300)	—	(300)
Southwind earn-out payments	(334)	(275)	(2,281)	(3,075)
360Fresh earn-out payments	—	—	(1,500)	—
Ending balance	$7,025	$5,175	$7,025	$5,175

(1)	Amounts were recognized in cost of services on the consolidated statements of operations.
Financial instruments not recorded at fair value on a recurring basis
Equity method investments. The Company's equity method investments represent the Company's ownership interest in Evolent Health, Inc. and its subsidiary, Evolent Health LLC. The fair value of the Company's ownership interest in Evolent Health, Inc. and its subsidiary was $185.0 million as of September 30, 2015 based on the quoted closing stock price as reported on the New York Stock Exchange prior to any discount. For further information, see Note 8, "Investments in unconsolidated entities." The fair value of the Company's equity method investments is measured quarterly for disclosure purposes. The Company's equity method investments are recorded at fair value only if an impairment charge is recognized.
Senior secured term loan. The Company estimates that the fair value of its senior secured term loan was $572.8 million as of September 30, 2015. The fair value was determined based on discounting the future expected variable cash payments over the life of the loan. The variable interest rates used in the calculation are based on observable market interest rates. The senior secured term loan would be classified as Level 2 within the fair value hierarchy if it were measured at fair value.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (such as when there is evidence of impairment). During the nine months ended September 30, 2015 and 2014, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 5. Marketable securities
As a result of the Royall acquisition on January 9, 2015, the Company liquidated its remaining marketable securities, and therefore the Company had no marketable securities as of September 30, 2015. The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities as of December 31, 2014 are as follows (in thousands):

	As of December 31, 2014
	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses
U.S. government-sponsored enterprises	$1,915	$1,915	$—	$—
Tax exempt obligations of states	12,799	12,647	152	—
	$14,714	$14,562	$152	$—

The Company recognized gross realized gains of $0.1 million on sales of available-for-sale investments during the nine months ended September 30, 2015. There were no gross realized gains or losses on sales of available-for-sale investments during the three months ended September 30, 2014. There were $0.9 million in gross realized gains on sales of available-for-sale investments and $0.5 million in gross realized losses on sales of available-for-sale investments during the nine months ended September 30, 2014.
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
The acquired developed technology, which includes acquired software, databases, and analytics, is classified as software within property and equipment because the developed software application, database, or analytic resides on the Company’s or its service providers’ hardware. Amortization for acquired developed technology is included in depreciation and amortization on the Company’s consolidated statements of operations. Developed technology obtained through acquisitions is amortized using the straight-line method over the estimated useful life used in determining the fair value of the assets at acquisition. As of September 30, 2015, the weighted average useful life of existing acquired developed technology was approximately seven years. The amount of acquired developed technology amortization included in depreciation and amortization for the three and nine months ended September 30, 2015 was approximately $2.4 million and $7.0 million, respectively. The amount of acquired developed technology amortization included in depreciation and amortization for the three and nine months ended September 30, 2014 was approximately $0.7 million and $1.9 million, respectively.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment, net for the periods presented. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three and nine months ended September 30, 2015 was $5.1 million and $15.0 million, respectively. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three and nine months ended September 30, 2014 was $3.5 million and $10.0 million, respectively.
Internally developed capitalized software related to the Company's hosted software is classified as software within property and equipment and has an estimated useful life of five years. As of September 30, 2015 and December 31, 2014, the carrying value of internally developed capitalized software was $72.5 million and $61.0 million, respectively. Amortization expense for internally developed capitalized software for the three and nine months ended September 30, 2015, recorded in depreciation and amortization on the accompanying consolidated statements of operations, was approximately $4.8 million and $14.7 million, respectively. Amortization expense for internally developed capitalized software for the three and nine months ended September 30, 2014, was approximately $3.1 million and $8.3 million, respectively.

Property and equipment consists of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Leasehold improvements	$61,795	$54,156
Furniture, fixtures, and equipment	60,872	51,593
Software	197,526	132,949
Property and equipment, gross	320,193	238,698
Accumulated depreciation and amortization	(137,259)	(103,591)
Property and equipment, net	$182,934	$135,107
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company did not recognize any impairment losses on any of its long-lived assets during the nine months ended September 30, 2015 or 2014.
Note 7. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles, and internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended September 30, 2015 or 2014. There was no impairment of goodwill recorded in the nine months ended September 30, 2015 or 2014. The following illustrates the change in the goodwill balance for the nine months ended September 30, 2015 (in thousands):

As of
September 30, 2015
Beginning of period	$186,895
Acquisitions	655,803
Purchase accounting adjustment	161
Ending balance	$842,859
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 2 years to 17 years. As of September 30, 2015, the weighted average remaining useful life of acquired intangibles was approximately 15.2 years. As of September 30, 2015, the weighted average remaining useful life of internally developed intangibles was approximately 3.8 years. The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of September 30, 2015			As of December 31, 2014
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed software for sale	5.0	$16,118	$(6,041)	$10,077	$13,268	$(4,009)	$9,259
Acquired intangibles:
Developed software	6.1	19,250	(11,975)	7,275	19,250	(10,238)	9,012
Customer relationships	16.2	277,710	(21,439)	256,271	25,610	(8,662)	16,948
Trademarks	8.6	14,900	(4,123)	10,777	4,900	(3,048)	1,852
Non-compete agreements	3.8	1,500	(1,437)	63	1,600	(1,234)	366
Customer contracts	4.7	6,449	(5,472)	977	6,449	(4,913)	1,536
Total intangibles		$335,927	$(50,487)	$285,440	$71,077	$(32,104)	$38,973

Amortization expense for intangible assets for the three and nine months ended September 30, 2015, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $6.1 million and $18.4 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2014 was approximately $2.4 million and $6.9 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for the remaining three months of the fiscal year ending December 31, 2015 and for each of the following fiscal years ending December 31, 2016 through 2019: $6.0 million, $23.9 million, $23.1 million, $22.2 million, and $20.3 million, respectively, and $189.9 million thereafter.

Note 8. Investments in unconsolidated entities
The Company held an equity interest in Evolent Health Holdings, Inc. (“Holdings”) and historically accounted for its investment under the cost method because the Company owned shares of convertible preferred stock that were not considered in-substance common stock. The convertible preferred stock investment had a carrying value of $0 as of December 31, 2014. On May 8, 2015, the Company agreed to acquire additional shares of convertible preferred stock of Holdings from another investor in Holdings, which increased the Company’s carrying value for its cost method investment in Holdings to $3.0 million.
On June 4, 2015, Holdings completed a reorganization in connection with its initial public offering (the “IPO” and together with the reorganization, the “Transaction”). The reorganization included the creation of Evolent Health, Inc. (“Evolent Inc.”) and the merger of the two entities in which Holdings was dissolved and Evolent Inc. was the surviving entity. The Company’s convertible preferred stock investment in Holdings was ultimately exchanged for shares of Class A common stock of Evolent Inc. on a 1-for-4 basis. The Class A common stock provides the Company voting and economic rights with respect to Evolent Inc. in proportion to the Company's ownership percentage in Evolent Inc. The Company carried over its basis in Holdings to its investment in Evolent Inc. in connection with the exchange. For additional information on the fair value of the Company’s investment after the IPO, see Note 4, “Fair value measurements.” The Company continues to have the right to designate two individuals to Evolent Inc.'s board of directors, currently the Company's Chief Executive Officer and the Company's Chief Financial Officer.
Following the Transaction, the Company held a 15.4% equity ownership interest in Evolent Inc. that is accounted for under the equity method of accounting, with the Company’s proportionate share of Evolent Inc.’s losses recognized in the consolidated statements of operations. The Company’s share of the losses of Evolent Inc. that was applied to the carrying value of its investment in Evolent Inc. during the three and nine months ended September 30, 2015 was $1.3 million and $2.4 million, respectively. The carrying balance of the Company’s investment in Evolent Inc. was $0.6 million as of September 30, 2015.
In addition, the Company continues to hold an equity interest in Evolent Health LLC (“Evolent LLC”), a limited liability company that is treated as a partnership for tax purposes. As of December 31, 2014, the Company’s convertible preferred stock investment in Evolent LLC had a carrying value of $9.3 million. In connection with the Transaction described above, the Company’s convertible preferred stock investment in Evolent LLC was converted on a 1-for-4 basis to Class B common units of Evolent LLC. As of September 30, 2015, the Company holds an 8.8% equity interest in Evolent LLC that continues to be accounted for under the equity method, with the Company’s proportionate share of Evolent LLC’s losses recognized in the consolidated statements of operations. The Class B common units provide the Company economic rights with respect to Evolent LLC in proportion to the Company's ownership percentage in Evolent LLC, but no voting rights.
During the three and nine months ended September 30, 2015, the Company’s share of the losses of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC was $1.2 million and $6.8 million, respectively. During the three and nine months ended September 30, 2014, the Company’s share of the losses of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC was $1.2 million and $6.1 million, respectively. The carrying balance of the Company’s investment in Evolent LLC was $2.5 million as of September 30, 2015.
Because of Evolent LLC's treatment as a partnership for tax purposes, the losses of Evolent LLC pass through to the Company and the other members. The Company's proportionate share of the losses of Evolent LLC is recorded net of the estimated tax benefit that the Company believes will be realized from the equity in loss of unconsolidated entities on the consolidated statements of operations. Historically, the Company had provided a full valuation allowance against the deferred tax asset resulting from these benefits. During the nine months ended September 30, 2015, the Company determined that it is now more-likely-than not able to realize the deferred tax assets associated with its investment in Evolent LLC as a result of the Transaction; accordingly, a tax benefit of $6.7 million was recorded to release the valuation allowance previously recorded. An additional tax expense of $0.7 million and benefit of $0.9 million has been recorded in the three and nine months ended September 30, 2015, respectively, for the tax effects of current year losses received from Evolent LLC.

The equity in loss of unconsolidated entities on the consolidated statement of operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Evolent Inc.	$(1,362)	$—	$(2,416)	$—
Evolent LLC	(1,232)	(1,197)	(6,822)	(6,078)
Tax (expense) benefits	(695)	—	7,570	—
Equity in loss of unconsolidated entities	$(3,289)	$(1,197)	$(1,668)	$(6,078)
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
In connection with the Transaction, the Company and certain investors in Evolent LLC entered into a tax receivables agreement with Evolent Inc. Under the terms of that agreement, Evolent Inc. will make cash payments to the Company and certain investors in amounts equal to 85% of Evolent Inc.'s actual tax benefit realized from various tax attributes related to pre-IPO activity. Interest will be included on the tax savings at the applicable London interbank offered rate plus 100 basis points. The tax receivables agreement will generally apply to Evolent Inc.'s taxable years up to and including the 15th anniversary date of the Transaction. As of September 30, 2015, the Company has not received any payments pursuant to the terms of the tax receivables agreement. As the amount the Company will receive related to the tax receivables agreement is unknown, the Company will recognize payments, if any, associated with this agreement when received.
As of September 30, 2015, Evolent Inc. had no material operations outside of its 70.3% ownership interest in Evolent LLC. As a result, the Company has presented below the financial position and operating results of Evolent LLC. In connection with the reorganization, Evolent Inc. gained control of and now consolidates Evolent LLC. Evolent Inc. applied purchase accounting and pushed down its new basis to the separate Evolent LLC financial statements as included in the presentation below. The Company has not recognized the effects of the purchase accounting or push down accounting applied by Evolent Inc. and Evolent LLC, respectively. The Company had pre-existing basis differences related to its investment in Evolent LLC at the time of the reorganization. As of September 30, 2015, the Company’s basis in the entities was less than its proportional interest in the equity of Evolent Inc. and Evolent LLC in the amounts of $99.0 million and $82.8 million, respectively. The Company has excluded the effects of the purchase and push down accounting in its determination of the equity in loss, thereby reducing its share of losses from Evolent Inc. and Evolent LLC for the affected periods. As a result, the basis differences will decrease over time.
The following is a summary of the financial position of Evolent LLC as of the dates presented (unaudited, in thousands). The period from June 4 to September 30, 2015 includes the effects of purchase accounting pushed down to Evolent LLC as part of the IPO that occurred on June 4, 2015.

	As of
	September 30, 2015	December 31, 2014
Assets:
Current assets	$245,562	$56,718
Non-current assets	809,947	27,586
Total assets	$1,055,509	$84,304
Liabilities and Members’ Equity:
Current liabilities	$89,814	$55,801
Total liabilities	89,814	55,801
Members’ equity	965,695	28,503
Total liabilities and members’ equity	$1,055,509	$84,304

The following is a summary of the operating results of Evolent LLC for the periods presented (unaudited, in thousands), which include the effects of purchase accounting pushed down to Evolent LLC as part of the IPO that occurred on June 4, 2015. The period from June 4 to September 30, 2015 reflects the impact of the push down accounting that was recorded on the Evolent LLC financial statements.

	Three Months Ended September 30,		Period June 4 - September 30	Period January 1 - June 3	Nine Months Ended September 30,
	2015	2014	2015	2015	2014
Revenue	$40,406	$29,896	$50,820	$61,814	$74,161
Cost of revenue (exclusive of depreciation and amortization)	24,762	19,326	32,649	44,839	52,193
Gross profit	15,644	10,570	18,171	16,975	21,968

Operating loss	(17,246)	(6,105)	(28,785)	(44,119)	(30,710)
Net loss	(17,192)	(6,051)	(28,718)	(44,079)	(30,593)

Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Evolent Inc. and Evolent LLC to continue to incur losses. The Company’s investment in Evolent LLC is evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of September 30, 2015, the Company believes that no impairment charge is necessary.
Note 9. Other non-current assets
In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members. In addition, the Company entered into a licensing agreement with that company. As part of its investment, the Company received warrants to purchase up to 6,015,000 shares of the company’s common stock at an exercise price of $1.00 per share as certain performance criteria are met. The warrants are exercisable through June 19, 2019. The warrants contain a net settlement feature and therefore are considered to be a derivative financial instrument. The warrants are recorded at their estimated fair value, which was $440,000 as of September 30, 2015 and $370,000 as of December 31, 2014, and are included in other non-current assets on the consolidated balance sheets. The change in the estimated fair value of the warrants is recorded in other (expense) income, net on the consolidated statements of operations. For additional information regarding the fair value of these warrants, see Note 4, “Fair value measurements.” The convertible preferred stock investment is recorded at cost, and the carrying amount of this investment of $5.0 million as of September 30, 2015 is included in other non-current assets on the consolidated balance sheets. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. As of September 30, 2015, no dividends had been declared by the investee or recorded by the Company. The Company accounts for this investment at cost because there is no quoted market price. This investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of this asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended September 30, 2015.
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
Senior secured credit facilities obtained in February 2015
On February 6, 2015, the Company entered into a new credit agreement with various lenders. The new credit agreement consists of a five-year senior secured term loan facility in the original principal amount of $575 million and a five-year senior secured revolving credit facility under which up to $100 million principal amount of borrowings and other credit extensions may be outstanding at any time. The proceeds of the term loan were used to repay and retire all loans outstanding under the term loan facility obtained on January 9, 2015. The revolving credit facility was not drawn down on February 6, 2015. Amounts drawn under the term loan and revolving credit facilities bear interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate plus an initial margin of 2.75%, subject in each case to margin reductions based on the Company’s total leverage ratio from time to time. At the time of issuance, the stated annual interest rate on the borrowing was 3.01%. As of September 30, 2015, the stated annual interest rate on the borrowing was 2.95%.
The lenders under the new credit agreement included the lenders from the January 9, 2015 agreement as well as new lenders. For those lenders to this agreement that also participated in the January 9, 2015 agreement, the Company concluded that the new credit agreement represented a modification of the debt. As a modification, the original issue discount and deferred financing fees associated with the original borrowings carried forward to the new borrowings. Any fees paid to or received from these lenders are recorded as an adjustment to the original issue discount. Any fees paid to third parties are recorded as expense. The Company received a net refund of $2.4 million from the original lenders under the January 9, 2015 agreement, which was treated as a reduction to the original issue discount and deferred financing fees. Further, because the level of participation in the borrowings by the lenders under the original credit agreement was significantly less under the new agreement than under the original agreement, the Company recognized a debt modification expense of $12.4 million related to a portion of the original issue discount and deferred financing fees from the old agreement. This $12.4 million expense is recorded as a loss on financing activities within the consolidated statement of operations. Following this write-off, the Company had original issue discount of $3.9 million and deferred financing fees of $1.1 million related to the February 6, 2015 credit facilities.

As of September 30, 2015, there were no amounts outstanding under the revolving credit facility and $100.0 million was available for borrowing.

Interest expense for the three and nine months ended September 30, 2015 was $5.5 million, inclusive of $0.3 million amortization of debt issuance costs and $0.8 million of payments related to the interest rate swaps described below, and $16.3 million, inclusive of $1.0 million amortization of debt issuance costs and $1.3 million of payments related to the interest rate swaps, respectively.

Long-term debt is summarized as follows (in thousands):

As of September 30, 2015
2.95% Senior Secured Note due fiscal 2020 ($560,625 face value less unamortized discount of $3,318)	$557,307
Less: amounts due in next twelve months ($28,750 face value less unamortized discount of $865)	(27,885)
Total	$529,422
The credit agreement contains customary representations and warranties, events of default and financial and other covenants, including covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company's compliance with the two financial covenants is measured as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of September 30, 2015.
Swap agreements

Through its senior secured term loan facility, the Company is exposed to interest rate risk. To minimize the impact of changes in interest rates on its interest payments, in April 2015, the Company entered into three interest rate swap agreements with financial institutions to swap a portion of its variable-rate interest payments for fixed-rate interest payments. The interest rate swap derivative financial instruments are recorded on the consolidated balance sheet at fair value, which is based on observable market-based expectations of future interest rates.

At hedge inception, the Company entered into interest rate swap arrangements with notional amounts totaling $287.5 million. The swap was structured to have a declining notional amount which matches the amortization schedule of the term loan. As of September 30, 2015, the principal amount hedged was $280.3 million. The interest rate swap agreements mature in February 2020 and have periodic interest settlements, both consistent with the terms of the Company's senior secured term loan facility. Under this agreement, the Company is entitled to receive a floating rate based on the 1-month London interbank offered rate and obligated to pay an average fixed rate of 1.282% on the outstanding notional amount. The Company has designated the interest rate swap as a cash flow hedge of the variability of interest payments under its senior secured term loan facility due to changes in the LIBOR benchmark interest rate. The difference between cash paid and received is recorded within interest expense on the consolidated statement of operations.

As of September 30, 2015, the fair value of the interest rate swaps was a liability of $2.3 million and was recorded in the Company's consolidated balance sheet within other long-term liabilities. For the three and nine months ended September 30, 2015, the change in fair value of the swaps, net of tax, of $2.1 million and $1.4 million was reported as a component of accumulated other comprehensive income. There was no hedge ineffectiveness as of September 30, 2015. Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period in which the hedged item affects earnings.

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
During the three months ended June 30, 2014, management determined that it was probable that the Put Option would become exercisable prior to its expiration. As of September 30, 2014, the conditions to exercise the Put Option had not been satisfied. As a result, the redeemable noncontrolling interest was recorded at its estimated redemption amount of $6.8 million as of September 30, 2014. For the three and nine months ended September 30, 2014, the Company recorded net loss and accretion to redemption value of $0.2 million and $6.9 million, respectively. This change was recorded in additional paid-in capital on the consolidated balance sheet, as the Company had an accumulated deficit as of September 30, 2014. In addition, the accretion to redemption value was recorded as a reduction to net income attributable to common stockholders on the consolidated statements of operations for the three and nine months ended September 30, 2014.
On December 5, 2014, the conditions required for the entity's owners to exercise the Put Option were satisfied, and the entity's owners exercised the Put Option. The Company paid $6.1 million to acquire 100% of the ownership interests. Prior to the exercise of the Put Option, the Company had a 0% interest in this entity. In conjunction with the exercise of the Put Option, the Company recorded a deferred tax asset of $3.4 million related to basis differences. As a result of the exercise of the Put Option, there was no noncontrolling interest for the three and nine months ended September 30, 2015.
Note 12. Stockholders’ equity
On May 8, 2013, the Company’s Board of Directors authorized the Company to repurchase an additional $100 million of the Company’s common stock under its share repurchase program, bringing the total authorized repurchase amount under the program to $450 million since its inception. The Company repurchased 677,503 shares of its common stock at a total cost of approximately $33.0 million in the three and nine months ended September 30, 2015, pursuant to its share repurchase program. The Company repurchased 366,897 and 821,859 shares of its common stock at a total cost of approximately $18.0 million and $41.8 million in the three and nine months ended September 30, 2014, respectively. The total amount of common stock purchased from inception under the program through September 30, 2015 was 17,435,688 shares at a total cost of $431.8 million. All such repurchases have been made in the open market, and all repurchased shares have been retired as of September 30, 2015. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. As of September 30, 2015, the remaining authorized repurchase amount was $18.2 million.
Equity offering
On January 21, 2015, the Company closed the registered public offering of 3,650,000 shares of common stock by the Company, and pursuant to registration rights granted by the Company to the Seller in connection with the acquisition of Royall, 1,755,000 shares of common stock held by the Seller that were issued to the Seller as the equity component of the acquisition consideration. The shares were sold at a price to public of $43.00 per share, less an underwriting discount of $1.935 per share, for a net per share purchase price of $41.065. The Company also incurred selling costs of $1.1 million directly related to this equity offering. The net proceeds received by the Company were approximately $148.8 million after deducting the underwriting discount and selling costs. As of September 30, 2015, the Seller held no shares of the common stock issued to it as acquisition consideration.
Note 13. Stock-based compensation
Royall inducement plan
On January 9, 2015, in conjunction with the Royall acquisition, the Company created The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees to enable the Company to award options and restricted stock units to persons employed by Royall as an inducement to employees entering into and continuing employment with the Company or its current or future subsidiaries upon consummation of the Royall acquisition. Under the terms of this plan, the aggregate number of shares issuable pursuant to all awards may not exceed 1,906,666. The awards consisted of performance-based stock options to purchase an aggregate of 1,751,000 shares of common stock and performance-based restricted stock units ("RSUs") for an aggregate of 145,867 shares of common stock. Both the performance-based stock options and performance-based RSUs are also subject to service conditions.
Stock options granted under the inducement plan have an exercise price equal to $49.92, which was the closing price of the Company’s common stock on January 9, 2015 as reported on the NASDAQ Global Select Market. The stock options have a seven-year term and are eligible to vest, if performance-based vesting criteria are satisfied, in installments commencing in January 2017 and ending in January 2020. The RSUs were valued at $49.92 and are also eligible to vest in installments commencing in January 2017 and ending in January 2020, subject to satisfaction of performance-based vesting criteria. The vesting criteria in both cases are based on performance of the Royall programs and services. The aggregate grant date fair value of the performance-based stock options, assuming all performance targets are met, is estimated to be approximately $26.8 million. The aggregate grant date fair value of the performance-based RSUs, assuming all performance targets are met, is estimated at approximately $7.3 million. As of September 30, 2015, the Company expects that Royall will achieve 70% to 99% of the performance targets, which would result in vesting of 50% of the performance-based stock options and 50% of the RSUs eligible to vest, subject to forfeitures. The option and RSU awards are reflected in the following tables.

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
On June 23, 2014, the Compensation Committee of the Board of Directors approved a long-term incentive plan ("LTIP") pursuant to which nonqualified stock options and RSUs would be granted under the 2009 Plan to certain executive officers of the Company. As of September 30, 2015, 970,937 nonqualified stock options and 104,026 RSUs have been granted pursuant to the LTIP. The awards are subject to both performance and market conditions and portions will vest, with all awards vesting if the highest levels are achieved, based upon the achievement of specified levels of both sustained contract value and sustained stock price during the performance period, which could extend to March 31, 2019. The vesting of the RSUs also is subject to a one-year service condition, which requires the recipient to remain employed with the Company for at least one year following the date on which the applicable performance and market conditions are achieved. The Company has concluded that it is probable that all awards will vest at the highest level of achievements over a five-year period. The estimated requisite service period, which includes the current estimate of the time to achieve the performance and market conditions at the highest level is five years for the stock options and six years for the RSUs, inclusive of the one-year service condition. The option and RSU awards are reflected in the following tables.
The following table summarizes the changes in common stock options granted under the Company’s stock incentive plans during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding, beginning of period	2,741,297	$42.19	2,018,334	$28.91
Granted	2,102,916	50.45	1,238,669	53.39
Exercised	(144,739)	22.53	(427,637)	16.21
Forfeited	(769,669)	50.10	—	—
Outstanding, end of period	3,929,805	$45.78	2,829,366	$41.55
Exercisable, end of period	1,095,226	$31.90
The weighted average fair value of the options granted during the nine months ended September 30, 2015 is estimated at $15.49 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.6%; an expected term of approximately 5.1 years; expected volatility of 31.30%; and dividend yield of 0.0% over the expected life of the option.

The following table summarizes the changes in RSUs granted under the Company’s stock incentive plans during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Number of RSUs	Weighted average grant date fair value	Number of RSUs	Weighted average grant date fair value
Non-vested, beginning of period	1,046,582	$45.84	986,422	$38.66
Granted	518,770	52.00	465,929	49.63
Forfeited	(109,157)	50.32	(4,188)	48.80
Vested	(362,654)	43.43	(393,977)	32.20
Non-vested, end of period	1,093,541	$49.12	1,054,186	$45.88
No RSUs with performance and market conditions vested during the nine months ended September 30, 2015.

The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,423	$1,916	$6,881	$5,387
Member relations and marketing	1,306	1,141	3,907	3,065
General and administrative	3,365	3,118	11,342	7,687
Depreciation and amortization	—	—	—	—
Total costs and expenses	$7,094	$6,175	$22,130	$16,139
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of September 30, 2015, $64.4 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.8 years.
Note 14. Income taxes
The Company's effective tax rates were 58.2% and 8.6% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rates were 1,955.6% and 32.0% for the nine months ended September 30, 2015 and 2014, respectively. The tax expense of the pre-tax income for the nine months ended September 30, 2015 was adjusted for the impact of a $10.8 million discrete item related to the write-off of accumulated Washington, D.C. tax credits in the three months ended March 31, 2015. The write-off was a result of changes in the District of Columbia tax laws effective January 1, 2015 and resulted in income tax expense for the nine months ended September 30, 2015. The effective tax rate was increased by this discrete item, the non-deductible portion of the acquisition costs related to the Company's purchase of Royall, and lower pre-tax book income due to the Company's loss on financing activities.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. The Company recognized

$0.3 million of interest in the consolidated statements of operations for the nine months ended September 30, 2015 and no interest or penalties in the consolidated statements of operations for the nine months ended September 30, 2014. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2008.
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
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	42,320	36,191	41,900	36,270
Effect of dilutive outstanding stock-based awards	468	512	—	713
Diluted weighted average common shares outstanding	42,788	36,703	41,900	36,983
In the three months ended September 30, 2015 and 2014, 0.7 million and 0.8 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the nine months ended September 30, 2015 and 2014, 2.7 million and 0.6 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

As of September 30, 2015, the Company had 2.0 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions, or both, and therefore are treated as contingently issuable awards. As of September 30, 2014, the Company had 1.0 million nonqualified stock options and 0.2 million RSUs that contained either performance or market conditions and were treated as contingently issuable awards. These awards are excluded from diluted earnings per share until the reporting period in which the necessary conditions are achieved. To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted earnings per share will be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. As of September 30, 2015 and 2014, none of these contingently issuable awards has been included within the diluted earnings per share calculations.
Note 16. Subsequent Events
On October 30, 2015, the Company entered into an amendment to its credit agreement dated February 6, 2015. The credit agreement originally provided for senior secured credit facilities consisting of an undrawn revolver with $100 million in capacity and a term loan with outstanding debt immediately prior to the amendment of $560.6 million in aggregate principal amount. As amended, the credit agreement now provides for a revolver with $200 million in capacity (of which $100 million was drawn in connection with the execution of the amendment to fund prepayments of outstanding term loan debt) and a term loan with outstanding debt in aggregate principal amount of $460.6 million. The amendment also reduced the Company's expected annual interest rate on revolving and term loan debt from the applicable London interbank offered rate plus an initial margin of 2.75% to the applicable London interbank offered rate plus an initial margin of 2.25%, subject to adjustment based on the Company’s total leverage ratio. In connection with the execution of the amendment, the Company incurred approximately $0.2 million of fees that will be recorded as a debt discount. The loss on financing activities to be recognized related to this refinancing activity is expected to be immaterial.
On November 4, 2015, the Company’s Board of Directors authorized an increase in its share repurchase program of up to an additional $100 million in repurchases of the Company’s common stock, bringing the total amount authorized to be repurchased under the program $550 million since its inception.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context indicates otherwise, references in this management’s discussion and analysis to the “Company,” “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.
This management’s discussion and analysis includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of such forward-looking words as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” and similar words and expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our transition report on Form 10-K for the period ended December 31, 2014, or the “2014 Form 10-KT,” and under "“Item 1A. Risk Factors” of Part II of our quarterly reports on Form 10‑Q for subsequent periods filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
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
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by the expansion of our relationships with existing members, strong renewal rates, acquisition activity, new program launches, addition of new members, and annual price increases. We believe high renewal rates reflect our members’ recognition of the value they derive from participating in our programs. Our revenue grew 33.2% in the nine months ended September 30, 2015 over the nine months ended September 30, 2014. Our contract value increased 35.4% to $760.3 million as of September 30, 2015 from $561.6 million as of September 30, 2014. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
Our operating costs and expenses consist of cost of services, member relations and marketing expense, general and administrative expenses, and depreciation and amortization expense.

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

•
Member relations and marketing expense includes the costs of acquiring new members and the costs of account management; and consists of compensation (including sales incentives); travel and entertainment expenses; costs for training personnel; sales and marketing materials; and associated support services.

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

Acquisitions that we have completed since December 31, 2013 affect the comparability of our results of operations for the three and nine months ended September 30, 2015 to our results of operations for the same periods in our prior fiscal year.
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

Results of Operations
The following tables show consolidated statements of operations data, including the amounts expressed as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2015	2014	2015	2014
Revenue	$200,238	$144,220	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	101,373	74,078	50.6%	51.4%
Member relations and marketing	30,792	26,792	15.4%	18.6%
General and administrative	30,678	24,573	15.3%	17.0%
Depreciation and amortization	18,494	9,679	9.2%	6.7%
Total costs and expenses	181,337	135,122	90.5%	93.7%
Operating income	18,901	9,098	9.5%	6.3%
Other expense:
Interest expense	(5,450)	—	(2.7)%	—%
Other expense, net	(1,150)	(851)	(0.6)%	(0.6)%
Total other expense, net	(6,600)	(851)	(3.3)%	(0.6)%
Income before provision for income taxes and equity in loss of unconsolidated entities	12,301	8,247	6.2%	5.7%
Provision for income taxes	(7,156)	(710)	(3.6)%	(0.5)%
Equity in loss of unconsolidated entities	(3,289)	(1,197)	(1.6)%	(0.8)%
Net income before allocation to noncontrolling interest	$1,856	$6,340	1.0%	4.4%
Net loss and accretion to redemption value of noncontrolling interest	—	150	—%	0.1%
Net income attributable to common stockholders	$1,856	$6,490	1.0%	4.5%

	Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$564,694	$424,041	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	288,901	215,491	51.2%	50.8%
Member relations and marketing	90,893	79,780	16.1%	18.8%
General and administrative	93,205	66,028	16.5%	15.6%
Depreciation and amortization	55,067	27,225	9.7%	6.4%
Total costs and expenses	528,066	388,524	93.5%	91.6%
Operating income	36,628	35,517	6.5%	8.4%
Other (expense) income:
Interest expense	(16,333)	—	(2.9)%	—%
Other (expense) income, net	(2,280)	591	(0.4)%	0.1%
Loss on financing activities	(17,398)	—	(3.1)%	—%
Total other (expense) income, net	(36,011)	591	(6.4)%	0.1%
Income before provision for income taxes and equity in loss of unconsolidated entities	617	36,108	0.1%	8.5%
Provision for income taxes	(12,066)	(11,540)	(2.1)%	(2.7)%
Equity in loss of unconsolidated entities	(1,668)	(6,078)	(0.3)%	(1.4)%
Net (loss) income before allocation to noncontrolling interest	$(13,117)	$18,490	(2.3)%	4.4%
Net loss and accretion to redemption value of noncontrolling interest	—	(6,890)	—%	(1.6)%
Net (loss) income attributable to common stockholders	$(13,117)	$11,600	(2.3)%	2.8%
Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014
Net income (loss) attributable to common stockholders. Net income attributable to common stockholders was $1.9 million in the three months ended September 30, 2015 compared to net income attributable to common stockholders of $6.5 million in the three months ended September 30, 2014. The reduction in net income was primarily due to an increase of $46.2 million in operating expenses, principally related to our acquisition of Royall Acquisition Co., or Royall, an increase of $5.5 million in interest expense as a result of additional indebtedness we incurred to fund the acquisition, and a $2.1 million increase in equity in loss of unconsolidated entities.
Net loss attributable to common stockholders was $13.1 million in the nine months ended September 30, 2015 compared to net income attributable to common stockholders of $11.6 million in the nine months ended September 30, 2014. The principal factors contributing to the change included a $17.4 million loss on financing activities, $16.3 million in interest expense related to new indebtedness, a discrete tax item of $10.8 million related to a write-off of accumulated Washington, D.C. tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015, $6.6 million in acquisition-related costs, a $4.6 million decrease to acquisition-related earn-out liabilities recorded in the prior-year period compared to $2.1 million in the current year, and increases of $139.5 million in operating expenses, principally related to our acquisition of Royall. The effects of these items were partially offset by equity in loss of unconsolidated entities of $1.7 million compared to a loss of $6.1 million in the prior-year period, a non-cash accretion of $6.9 million associated with the change in the redemption value of our redeemable noncontrolling interest in a private entity in the prior-year period, and a 33.2% increase in revenue over the prior-year period.
Revenue. Total revenue increased 38.8% to $200.2 million in the three months ended September 30, 2015 from $144.2 million in the three months ended September 30, 2014. Total revenue increased 33.2% to $564.7 million in the nine months ended September 30, 2015 from $424.0 million in the nine months ended September 30, 2014, while contract value increased 35.4% to $760.3 million as of September 30, 2015 from $561.6 million as of September 30, 2014. The increases in revenue and contract value were attributable to our acquisition of Royall in combination with strong performance in our consulting and management offerings, the addition of offerings through recently acquired Clinovations, LLC, or Clinovations, and strong sales in our higher education research and software programs. We offered 67 membership programs as of September 30, 2015 compared to 63 membership programs as of September 30, 2014.

Cost of services. Cost of services increased to $101.4 million for the three months ended September 30, 2015 from $74.1 million for the three months ended September 30, 2014. Cost of services increased to $288.9 million for the nine months ended September 30, 2015 from $215.5 million for the nine months ended September 30, 2014. The increase in cost of services for the three and nine months ended September 30, 2015 was primarily due to our acquisition of Royall and the continued growth and expansion of our Crimson programs, as well as our recent acquisitions of ThoughtWright, LLA d/b/a Grades First, or GradesFirst, and Clinovations. Cost of services in the current periods also reflected increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. As a percentage of revenue, cost of services was 50.6% and 51.4% for the three months ended September 30, 2015 and September 30, 2014, respectively, and was 51.2% and 50.8% for the nine months ended September 30, 2015 and September 30, 2014, respectively. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities which consisted of decreases of $1.1 million and $0.4 million in the three months ended September 30, 2015 and 2014, respectively, and decreases of $2.1 million and $4.6 million in the nine months ended September 30, 2015 and 2014, respectively.
Member relations and marketing expense. Member relations and marketing expense increased to $30.8 million in the three months ended September 30, 2015 from $26.8 million in the three months ended September 30, 2014. As a percentage of revenue, member relations and marketing expense in the three months ended September 30, 2015 and 2014 was 15.4% and 18.6%, respectively. Member relations and marketing expense increased to $90.9 million in the nine months ended September 30, 2015 from $79.8 million in the nine months ended September 30, 2014. As a percentage of revenue, member relations and marketing expense in the nine months ended September 30, 2015 and 2014 was 16.1% and 18.8%, respectively. The increase in member relations and marketing expense was primarily attributable to an increase in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. The decrease in member relations and marketing expense as a percentage of revenue results from our acquisition of Royall as the Royall business historically spends less on marketing relative to revenue.
General and administrative expense. General and administrative expense increased to $30.7 million in the three months ended September 30, 2015 from $24.6 million in the three months ended September 30, 2014. As a percentage of revenue, general and administrative expense decreased to 15.3% in the three months ended September 30, 2015 from 17.0% in the three months ended September 30, 2014. General and administrative expense increased to $93.2 million in the nine months ended September 30, 2015 from $66.0 million in the nine months ended September 30, 2014. As a percentage of revenue, general and administrative expense increased to 16.5% in the nine months ended September 30, 2015 from 15.6% in the nine months ended September 30, 2014. The increases in general and administrative expense in the current periods were primarily attributable increased investment in administrative functions and office space to support our larger organization and the integration of recent acquisitions, including Royall. For the nine months ended September 30, 2015, we recognized a total of $6.6 million in acquisition costs related to our acquisition of Royall.

Depreciation and amortization expense. Depreciation and amortization expense increased to $18.5 million, or 9.2% of revenue, in the three months ended September 30, 2015, from $9.7 million, or 6.7% of revenue, in the three months ended September 30, 2014. Depreciation expense increased to $55.1 million, or 9.7% of revenue in the nine months ended September 30, 2015, from $27.2 million, or 6.4% of revenue in the nine months ended September 30, 2014. The increases in depreciation and amortization expense in the current periods were primarily attributable to increased amortization expense of $6.0 million and $17.4 million, respectively, from acquired intangibles relating to our acquisitions of Royall, GradesFirst, and Clinovations, developed capitalized internal use software, and depreciation of improvements made to new expansion floors in our Washington, D.C. headquarters.
Interest expense. Interest expense of $5.5 million and $16.3 million for the three and nine months ended September 30, 2015, respectively, was incurred on indebtedness assumed to fund the Royall acquisition on January 9, 2015 and on indebtedness obtained on February 6, 2015 to refinance and retire such acquisition indebtedness. There was no comparable activity in the prior-year periods.
Other (expense) income, net. Other (expense) income, net increased to a $1.2 million loss in the three months ended September 30, 2015 from a $0.9 million loss in the three months ended September 30, 2014. We recognized losses of $1.1 million in both the three months ended September 30, 2015 and 2014 as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. In the three months ended September 30, 2014, we earned $0.4 million in interest income on our marketable securities balances. As of September 30, 2015, we no longer owned marketable securities. Other (expense) income reflected a $2.3 million loss in the nine months ended September 30, 2015 and a $0.6 million gain in the nine months ended September 30, 2014. We recognized losses of $2.4 million and $0.8 million as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies in the nine months ended September 30, 2015 and 2014, respectively. We incurred a $0.1 million gain on the change in fair value of common stock warrants during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we earned

$1.8 million in interest income on our marketable securities balances and incurred $0.4 million in fees under our revolving credit facility.
Loss on financing activities. A loss on financing activities of $17.4 million was recognized in connection with the refinancing of acquisition indebtedness during three months ended March 31, 2015. There was no comparable activity in the prior-year period.
Provision for income taxes. Our provision for income taxes was $7.2 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $12.1 million and $11.5 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate for the three months ended September 30, 2015 was 58.2% compared to 8.6% for the three months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was 1,955.6% compared to 32.0% for the nine months ended September 30, 2014. The tax expense of the pre-tax income for the nine months ended September 30, 2015 was adjusted for the impact of a $10.8 million related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015, resulting in income tax expense for the period. The effective tax rate was increased by this discrete item, the non-deductible portion of the acquisition costs related to our purchase of Royall, and lower pre-tax book income due to our loss on financing activities.
Equity in loss of unconsolidated entities. Our proportionate share of losses of investments in Evolent entities, net of tax during the three months ended September 30, 2015 and 2014 was $3.3 million and $1.2 million, respectively. Our proportionate share of losses of investments in Evolent entities, net of tax during the nine months ended September 30, 2015 and 2014 was $1.7 million and $6.1 million, respectively. Included in the loss for the nine months ended September 30, 2015 is $7.6 million tax benefit from the release of a valuation allowance, as we determined that it is now more-likely-than not that we will be able to realize deferred tax assets associated with our investment in Evolent LLC. Evolent was established in August 2011 and continues to operate as an early-stage business. As a result, we expect the Evolent entities to continue to incur losses in the future.

Net loss and accretion to redemption value of noncontrolling interest. During the three months ended June 30, 2014, we determined that it was probable that the put option related to our noncontrolling interest in a private entity would become exercisable prior to its expiration. An accretion gain to the estimated redemption amount of the redeemable noncontrolling interest of $0.2 million was recorded in the three months ended September 30, 2014 to update the redemption value in that period. We recorded a total accretion charge to the estimated redemption amount of our redeemable noncontrolling interest of $6.9 million in the nine months ended September 30, 2014 with no comparable expense in the current periods.
Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,423	$1,916	$6,881	$5,387
Member relations and marketing	1,306	1,141	3,907	3,065
General and administrative	3,365	3,118	11,342	7,687
Depreciation and amortization	—	—	—	—
Total costs and expenses	$7,094	$6,175	22,130	16,139

There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of September 30, 2015, $64.4 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.8 years.

Non-GAAP Financial Measures
The tables and related discussion below present information for the periods indicated about our adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted effective tax rate, and adjusted weighted average common shares outstanding - diluted. We define "adjusted revenue" for the three and nine months ended September 30, 2015 and 2014 as revenue excluding the adjustments set forth in the first table below. We define “adjusted EBITDA” for the three and nine months ended September 30, 2015 and 2014 as net income (loss) attributable to common stockholders excluding adjustments for the items set forth in the second table below. We define “adjusted net income” for the three and nine months ended September 30, 2015 and 2014 as net income (loss) attributable to common stockholders excluding the net of tax effect of the items set forth in the third table below. We define “non-GAAP earnings per diluted share” for the three and nine months ended September 30, 2015 and 2014 as earnings per diluted share excluding the net of tax effect of the items set forth in the fourth table below. We define “adjusted effective tax rate” for the three and nine months ended September 30, 2015 and 2014 as the effective tax rate excluding the effect of the items set forth in the fifth table below. We define “adjusted weighted average common shares outstanding - diluted” for the three and nine months ended September 30, 2015 and 2014 as weighted average common shares outstanding - diluted excluding the effect of the items set forth in the sixth table below.
Our management believes that providing information about these non-GAAP financial measures facilitates an assessment by our investors of our fundamental operating trends and addresses concerns of management and investors that the various gains and expenses excluded from these measures may obscure such underlying trends. Our management uses these non-GAAP financial measures, together with financial measures prepared in accordance with GAAP, to enhance its understanding of our core operating performance, which represents our views concerning our performance in the ordinary, ongoing, and customary course of our operations. In the future, we are likely to incur income and expenses similar to the items for which the applicable GAAP measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, the exclusion of those and similar items in our non-GAAP presentation should not be interpreted as implying that the items are non-recurring, infrequent, or unusual.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$200,238	$144,220	$564,694	$424,041
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	—	12,499	—
Adjusted revenue	$200,238	$144,220	$577,193	$424,041

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$1,856	$6,490	$(13,117)	$11,600
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	—	12,499	—
Equity in loss of unconsolidated entities	3,289	1,197	1,668	6,078
Accretion of non-controlling interest to redemption value	—	(150)	—	6,890
Provision for income taxes	7,156	710	12,066	11,540
Loss on financing activities	—	—	17,398	—
Interest expense	5,450	—	16,333	—
Other expense (income), net	1,150	851	2,280	(591)
Depreciation and amortization	18,494	9,679	55,067	27,225
Acquisition and similar transaction charges	—	—	6,610	268
Fair value adjustments to acquisition-related earn-out liabilities	(1,057)	(400)	(2,140)	(4,600)
Vacation accrual adjustment	—	850	(850)	850
Stock-based compensation	7,094	6,175	22,130	16,139
Adjusted EBITDA	$43,432	$25,402	$129,944	$75,399

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$1,856	$6,490	$(13,117)	$11,600
Effect of adjusted tax rate on net income (loss)	1,510	—	11,640	—
Effect on revenue of fair value adjustments to acquisition-related deferred revenue, net of adjusted tax rate	—	—	7,047	—
Equity in loss of unconsolidated entities	3,289	1,197	1,668	6,078
Accretion of noncontrolling interest to redemption value	—	(150)	—	6,890
Amortization of acquisition-related intangibles, net of adjusted tax rate	4,188	2,261	12,970	5,144
Loss on financing activities, net of adjusted tax rate	—	—	9,725	—
Acquisition and similar transaction charges, net of adjusted tax rate	—	—	3,704	162
Fair value adjustments to acquisition-related earn-out liabilities, net of adjusted tax rate	(572)	(366)	(1,191)	(2,949)
(Gain) loss on investment in common stock warrants, net of tax	—	—	(40)	108
Vacation accrual adjustment, net of adjusted tax rate	—	777	(475)	777
Stock-based compensation, net of adjusted tax rate	3,838	5,643	12,320	11,714
Adjusted net income	$14,109	$15,852	$44,251	$39,524
Adjusted net income and adjusted EBITDA. Adjusted net income decreased to $14.1 million for the three months ended September 30, 2015 from $15.9 million for the three months ended September 30, 2014, while adjusted EBITDA increased 71.0% to $43.4 million for the three months ended September 30, 2015 from $25.4 million for the three months ended September 30, 2014. Adjusted net income increased to $44.3 million for the nine months ended September 30, 2015 from $39.5 million for the nine months ended September 30, 2014, while adjusted EBITDA increased 72.3% to $129.9 million for the nine months ended September 30, 2015 from $75.4 million for the nine months ended September 30, 2014. The increases in adjusted EBITDA and adjusted net income for the nine month period ended September 30, 2015 were attributable to our increased revenue and our acquisition of Royall, the effects of which were partially offset by increased investment in our general and administrative infrastructure to support our growing employee base, higher marketing and member relations costs attributable to an increase in the number of new sales teams, and the costs of new and growing programs. The decrease in adjusted net income for the three month period ended September 30, 2015 is attributable to interest expense incurred on indebtedness assumed to fund the Royall acquisition on January 9, 2015, as well as increased depreciation and amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP earnings (loss) per diluted share	$0.04	$0.18	$(0.31)	$0.31
Effect of adjusted tax rate on net income (loss)	0.04	—	0.27	—
Effect on revenue of fair value adjustments to acquisition-related deferred revenue, net of adjusted tax rate	—	—	0.16	—
Equity in loss of unconsolidated entities	0.08	0.03	0.04	0.16
Accretion of noncontrolling interest to redemption value	—	—	—	0.19
Amortization of acquisition-related intangibles, net of adjusted tax rate	0.10	0.06	0.31	0.15
Loss on financing activities, net of adjusted tax rate	—	—	0.23	—
Acquisition and similar transaction charges, net of adjusted tax rate	—	—	0.09	—
Fair value adjustments to acquisition-related earn-out liabilities, net of adjusted tax rate	(0.02)	(0.01)	(0.03)	(0.08)
Vacation accrual adjustment, net of adjusted tax rate	—	0.02	(0.01)	0.02
Stock-based compensation, net of adjusted tax rate	0.09	0.15	0.29	0.32
Non-GAAP earnings per diluted share	$0.33	$0.43	$1.04	$1.07

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Effective tax rate	58.2%	8.6%	1,955.6%	32.0%
Effect on tax rate of Washington, D.C. tax law change, including write-off of Washington, D.C. income tax credits	—%	—%	(1,773.6)%	—%
Effect on tax rate of loss on financing activities	(9.0)%	—%	(17.9)%	—%
Effect on tax rate of unconsolidated equity method investment related FIN 48 liability	—%	—%	—%	—%
Effect on tax rate of Royall acquisition costs and other tax items	(3.3)%	—%	(119.7)%	—%
Adjusted effective tax rate	45.9%	8.6%	44.4%	32.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding - diluted	42,788	36,703	41,900	36,983
Dilutive shares outstanding	—	—	525	—
Adjusted weighted average common shares outstanding - diluted	42,788	36,703	42,425	36,983

Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that operating cash flows and existing cash and cash equivalents will be sufficient to support our expected operating and capital expenditures, as well as debt service obligations, during at least the next 12 months.

On January 9, 2015, we paid $744.2 million in cash and $121.2 million in common stock to acquire Royall. We obtained our cash largely from borrowings under a senior secured term loan facility we obtained in conjunction with the acquisition. We had cash, and cash equivalents, of $56.1 million as of September 30, 2015 compared to cash, cash equivalents and marketable securities balances of $87.7 million as of December 31, 2014. We expended $33.0 million and $41.8 million in cash to purchase shares of our common stock through our share repurchase program during the nine months ended September 30, 2015 and 2014, respectively.

Cash flows
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities increased to $108.0 million in the nine months ended September 30, 2015 from net cash flows provided by operating activities of $22.7 million in the nine months ended September 30, 2014. The increase in net cash flows provided by operating activities in the current quarter was primarily attributable to large acceleration in cash collections in the current period, as well as the inclusion of Royall's results.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities increased to $777.9 million in the nine months ended September 30, 2015 from net cash flows provided by investing activities of $11.4 million in the nine months ended September 30, 2014. Investing activities during the nine months ended September 30, 2015 consisted of payment of $746.7 million for acquisitions, capital expenditures of $43.0 million, and a $3.0 million additional investment in Evolent, partially offset by redemptions of marketable securities of $14.7 million. Investing activities during the nine months ended September 30, 2014 consisted of payments of capital expenditures of $38.9 million and $25.8 million for acquisitions, partially offset by redemptions of marketable securities of $53.3 million.
Cash flows from financing activities. We had net cash flows provided by financing activities of $653.0 million and net cash flows used in financing activities of $37.1 million in the nine months ended September 30, 2015 and 2014, respectively. Cash flows from financing activities during the nine months ended September 30, 2015 primarily consisted of $1.3 billion of proceeds from borrowings under our senior secured term loan facilities, $148.8 million proceeds from issuance of common stock, net of selling costs, in an underwritten public offering, $3.3 million of proceeds from the issuance of common stock upon the exercise of stock options, and $2.8 million in additional tax benefits related to stock-based compensation arrangements. These cash flows were offset in part by $739.4 million of debt repayments, the repurchase of $33.0 million of shares under our stock repurchase program, $2.6 million of debt issuance costs, the withholding of $6.1 million of shares to satisfy the minimum employee tax withholding for vested restricted stock units, and $1.5 million of earn-out payments.
Financing activities during the nine months ended September 30, 2014 primarily consisted of the repurchase of $41.8 million of shares under our stock repurchase program and the withholding of $7.7 million of shares to satisfy the minimum employee tax withholding for vested restricted stock units, the effects of which were partially offset by $6.9 million of proceeds from the issuance of common stock upon the exercise of stock options and $5.0 million in additional tax benefits related to stock-based compensation arrangements.

Senior secured credit facilities

On February 6, 2015, we entered into a credit agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties to the agreement. On that date, the lenders under the credit agreement provided us with $675 million of senior secured credit facilities, or credit facilities. The credit facilities consisted of (a) a five-year senior secured term loan facility, or term facility, in the original principal amount of $575 million and (b) a five-year senior secured revolving credit facility, or revolving facility, under which up to $100 million principal amount of borrowings and other credit extensions may be outstanding at any time. All $575 million of term loans available under the term facility were drawn on the facility closing date to prepay all borrowings then outstanding under the credit agreement we had entered into on January 9, 2015 in connection with our acquisition of Royall. The revolving facility was undrawn at the facility closing date.

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

The credit facilities contain customary negative covenants restricting certain actions that may be taken by us and our subsidiaries. Subject to specified exceptions, these covenants limit our ability and the ability of our subsidiaries to incur indebtedness, create liens on their assets, pay cash dividends, repurchase our common stock and make other restricted payments, make investments in or loans to other parties, sell assets, engage in mergers and acquisitions, enter into transactions with affiliates, enter into sale and leaseback transactions, and change their businesses. The credit facilities also contain customary affirmative covenants, including, among others, covenants requiring compliance with laws, maintenance of corporate existence, licenses, properties and insurance, payment of taxes and performance of other material obligations, and delivery of financial and other information to the lenders. The credit facilities contain customary events of default, including a change of control of The Advisory Board Company. We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of each fiscal quarter, for a period consisting of our most recently completed four fiscal quarters. We were in compliance with both financial covenants as of September 30, 2015.

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

As of the credit facility closing date, amounts drawn under the term facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate, or LIBOR, plus an initial margin of 2.75%, subject in each case to margin reductions based on our total leverage ratio from time to time. The interest rate on the alternate base rate loans will fluctuate as the base rate fluctuates, while the interest rate on the LIBOR loans will be adjusted at the end of each applicable interest period. Interest on alternate base rate loans will be payable quarterly in arrears, while interest on the LIBOR loans will be payable at the end of each applicable interest period, except that, in the case of any interest period longer than three months, interest will be payable at the end of each three-month period.

The revolving facility will mature, and all revolving loans outstanding under the facility will become due and payable, on February 6, 2020. The facility loans may be borrowed, repaid, and reborrowed from time to time during the term of the facility. We may use the proceeds of borrowings under the revolving facility, when drawn, to finance working capital needs and for general corporate purposes, including permitted acquisitions. There were no amounts outstanding under this facility as of September 30, 2015.

As of the credit facility closing date, amounts drawn under the revolving facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate plus an initial margin of 2.75%, subject in each case to margin reductions based on our total leverage ratio from time to time.

We are obligated to pay a commitment fee at an initial rate of 0.40%, subject to reduction based on our total leverage ratio from time to time, accruing on the average daily amount of available commitments under the revolving facility.

On October 30, 2015, the Company amended its February 6, 2015 credit agreement, in order to reduce the borrowing rates on the existing term loan and revolving credit facility and to increase the amount available for borrowing under the revolving credit facility, among other matters.

Prior to the amendment, the outstanding principal amount of the term loan was approximately $560.6 million, and no amounts were outstanding under the revolver. Pursuant to the amendment, on October 30, 2015, the amount available for borrowing under the revolver was increased from $100 million to $200 million. On that date, the Company also borrowed $100 million under the revolver and used all of the proceeds from such borrowing to repay a portion of the outstanding principal amount of the term loan. Upon consummation of this prepayment transaction, $460.6 million in aggregate principal amount remained outstanding under the term loan.

The Company’s obligations under the amended credit facilities remain guaranteed by the Company’s domestic subsidiaries, subject to certain exceptions, and the obligations of the Company and the subsidiary guarantors under the credit facilities remain secured by a first-priority security interest in substantially all of the assets of the Company and such domestic subsidiaries.

Pursuant to the amendment, commencing on October 30, 2015, amounts drawn under the term loan generally bear interest at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable LIBOR plus an initial margin of 2.25%, subject in each case to margin reductions based on the Company’s total leverage ratio. The interest rate on the alternate base rate loans will fluctuate as the base rate fluctuates, while the interest rate on the LIBOR loans will be adjusted at the end of each applicable interest period. Interest on alternate base rate loans will be payable quarterly in arrears, while interest on LIBOR loans will be payable at the end of each applicable interest period, except that, in the case of any interest period longer than three months, interest will be payable at the end of each three-month period.

Pursuant to the amendment, commencing on October 30, 2015, amounts drawn under the revolver also generally bear interest at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable LIBOR plus an initial margin of 2.25%, subject in each case to margin reductions based on the Company’s total leverage ratio.

The interest rates provided for in the amendment are a decrease of 50 basis points in the specified interest rate margins as compared to the previously applicable interest rate margins.

In connection with the amendment, the Company paid each lender party a consent fee equal to 0.02% of the amount loaned or committed for loan by such lender upon consummation of the transactions described above. The Company also paid an upfront fee to any lender whose amount loaned or committed for loan increased as a result of the Amendment equal to 0.30% of that increased amount.
Contractual Obligations
Our 2014 Form 10-KT discloses certain commitments and contractual obligations that existed as of December 31, 2014. The following updated table of commitments and contractual obligations, which is presented as of September 30, 2015, includes the contractual principal payments under our indebtedness incurred pursuant to the senior secured term credit facility we obtained on February 6, 2015, as described above.

In the first quarter of 2015, we entered into a new lease for office space in Chicago, Illinois. As part of the Royall acquisition, we assumed Royall's office leases in Richmond, Virginia and Bloomington, Minnesota. During the third quarter of 2015, we entered into a new lease in Richmond, Virginia for additional space. The updated table of commitments and contractual obligations reflects the future minimum lease payments under these leases, excluding rental escalation and executory costs.

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal payments	$560,625	$28,750	$115,000	$416,875	$—
Non-cancelable operating leases	$20,067	$953	$5,002	$6,187	$7,925

Off-Balance Sheet Arrangements
As of September 30, 2015, we had no material off-balance sheet arrangements as defined under SEC rules.

Seasonality
Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to certain higher education program offerings in which contracts typically are aligned with our members' academic year. Historically, these higher education programs have had lower revenues in the third fiscal quarter and higher revenues in the first and fourth fiscal quarters. We expect quarterly fluctuations in operating results to continue as a result of seasonal patterns. Such patterns may change, however, as a result of new program offerings, increased sales, or acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk. As of September 30, 2015, we are exposed to interest rate risk associated with $560.6 million outstanding principal of variable-rate debt under our senior secured term loan facility. Amounts drawn under the term facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate, plus an initial margin of 2.75%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of September 30, 2015, our outstanding term loans accrued interest at an annual rate of 2.95%. As of that date, a 10% increase in LIBOR would have increased our annual cash interest expense on our variable-rate debt by approximately $0.1 million.
We have entered into three interest rate swaps to hedge approximately 50% of our debt principal, which was $280.3 million as of September 30, 2015. Our objective with respect to these interest rate swaps is to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We seek to meet this objective by hedging the risk of changes in our cash flows (interest payments) attributable to changes in the one-month U.S. dollar-denominated LIBOR swap rate, the designated benchmark interest rate being hedged.
Foreign currency risk. Our international operations, which account for approximately 4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recorded foreign currency exchange losses of $1.1 million during the three months ended September 30, 2015 and 2014, respectively, which are included in other (expense) income, net in our consolidated statements of operations appearing elsewhere in this report. We recorded foreign currency exchange losses of $2.4 million and $0.8 million during the nine months ended September 30, 2015 and 2014, respectively. A hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our financial position as of September 30, 2015.

Item 4.	Controls and Procedures.
Our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report as required by Rule 13a-15(b) or 15d-15(b) under the Exchange Act.
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based upon our evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective. We excluded Royall Acquisition Co. and subsidiaries, which are included in our consolidated financial statements, from our assessment of internal control over financial reporting as of September 30, 2015 because it was acquired by us in a business combination on January 9, 2015.
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
As of September 30, 2015, we owned 15.4% of Evolent Health Inc., or “Evolent Inc.,” through our Class A common stock investment, and 8.8% of Evolent Health LLC, or “Evolent LLC,” through our Class B common units investment. We account for our investments in Evolent Inc. and Evolent LLC under the equity method. As a result, the consolidated financial statements included in our periodic reports reflect an allocation attributable to our economic interest in these entities. Our ability to file future periodic reports with the Securities and Exchange Commission on a timely basis therefore depends on Evolent's ability to complete, and Evolent's compliance with its contractual obligation to complete and deliver to us its financial statements sufficiently in advance of our SEC reporting deadlines in order for us accurately to reflect its results in our consolidated financial statements. A failure to report our financial results on an accurate or timely basis could result in sanctions, lawsuits, delisting of our shares from the NASDAQ Global Select Market, or other adverse consequences that could materially harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, to $450 million in May 2013, and to $550 million in November 2015. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for the three months ended September 30, 2015 is as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
July 1 to July 31, 2015	—	$—	—	$51,161,566
August 1 to August 31, 2015	402,144	$49.73	402,144	$31,161,607
September 1 to September 30, 2015	275,359	$47.21	275,359	$18,161,660
Total	677,503	$48.71	677,503
As of September 30, 2015, we had repurchased a total of 17,435,688 shares under our repurchase program since the program’s inception.

Item 6.	Exhibits.
(a) Exhibits. The Company files herewith or incorporates by reference herein the exhibits identified below. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K under Commission File No. 000-33283.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: November 6, 2015	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements