Form 10-Q
period 2016-03-31
ADVISORY BOARD CO
filed 2016-05-06
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
As of May 1, 2016, the registrant had outstanding 40,992,835 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,437	$71,825
Membership fees receivable, net	554,055	605,444
Prepaid expenses and other current assets	21,149	22,543
Total current assets	627,641	699,812
Property and equipment, net	183,525	183,057
Intangible assets, net	269,860	274,721
Deferred incentive compensation and other charges	72,835	81,181
Goodwill	740,458	738,200
Investments in unconsolidated entities	511	706
Other non-current assets	1,800	1,800
Total assets	$1,896,630	$1,979,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$550,072	$581,471
Accounts payable and accrued liabilities	60,371	74,879
Accrued incentive compensation	39,297	41,173
Debt, current	27,750	27,743
Total current liabilities	677,490	725,266
Deferred revenue, net of current portion	147,558	173,953
Deferred income taxes, net of current portion	92,272	93,893
Debt, net of current portion	515,146	522,086
Financing obligation	7,606	2,700
Other long-term liabilities	16,020	12,488
Total liabilities	1,456,092	1,530,386
Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 40,875,163 and 41,572,523 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	409	416
Additional paid-in capital	755,325	744,333
Accumulated deficit	(312,961)	(295,860)
Accumulated other comprehensive (loss) income	(2,235)	202
Total stockholders’ equity	440,538	449,091
Total liabilities and stockholders’ equity	$1,896,630	$1,979,477

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$200,735	$179,322
Costs and expenses:
Cost of services, excluding depreciation and amortization	95,949	95,490
Member relations and marketing	32,395	30,726
General and administrative	31,828	31,674
Depreciation and amortization	19,767	17,274
Operating income	20,796	4,158
Other (expense) income:
Interest expense	(4,821)	(5,612)
Other income (expense), net	61	(1,119)
Loss on financing activities	—	(17,398)
Total other expense, net	(4,760)	(24,129)
Income (loss) before provision for income taxes and equity in loss of unconsolidated entities	16,036	(19,971)
(Provision) benefit for income taxes	(5,663)	278
Equity in loss of unconsolidated entities	(34)	(2,379)
Net income (loss)	$10,339	$(22,072)
Earnings per share
Net income (loss) attributable to common stockholders per share—basic	$0.25	$(0.54)
Net income (loss) attributable to common stockholders per share—diluted	$0.25	$(0.54)
Weighted average number of shares outstanding:
Basic	41,492	40,924
Diluted	41,873	40,924
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$10,339	$(22,072)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities, net of income taxes of $0 and $150 for the three months ended March 31, 2016 and 2015, respectively	—	(81)
Net unrealized loss on cash flow hedges, net of income taxes of $1,568 and $0 for the three months ended March 31, 2016 and 2015, respectively	(2,437)	—
Comprehensive income (loss)	$7,902	$(22,153)
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$10,339	$(22,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,767	17,274
Loss on financing activities	—	17,398
Amortization of debt issuance costs	340	422
Deferred income taxes	(48)	10,067
Excess tax benefits from stock-based awards	(1,269)	(565)
Stock-based compensation expense	6,982	6,405
Equity in loss of unconsolidated entities	34	2,379
Changes in operating assets and liabilities (net of the effect of acquisitions):
Membership fees receivable	51,389	35,189
Prepaid expenses and other current assets	4,414	(6,825)
Deferred incentive compensation and other charges	8,214	901
Other non-current assets	—	(258)
Deferred revenue	(57,794)	(18,632)
Accounts payable and accrued liabilities	(11,596)	3,402
Acquisition-related earn-out payments	(1,432)	—
Accrued incentive compensation	(1,876)	1,779
Other long-term liabilities	(260)	(3,949)
Net cash provided by operating activities	27,204	42,915
Cash flows from investing activities:
Purchases of property and equipment	(9,632)	(10,712)
Capitalized external-use software development costs	(836)	(1,261)
Cash paid for acquisitions, net of cash acquired	(1,900)	(742,915)
Redemptions of marketable securities	—	14,714
Net cash used in investing activities	(12,368)	(740,174)
Cash flows from financing activities:
Proceeds from debt, net	—	1,280,292
Pay down of debt	(7,187)	(725,000)
Debt issuance costs	—	(2,568)
Proceeds from issuance of common stock, net of selling costs	—	148,786
Proceeds from issuance of common stock from exercise of stock options	3,019	1,524
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(396)	(49)
Proceeds from issuance of common stock under employee stock purchase plan	120	129
Acquisition-related earn-out payments	(3,600)	(1,500)
Excess tax benefits from stock-based awards	1,269	565
Purchases of treasury stock	(27,449)	—
Net cash (used in) provided by financing activities	(34,224)	702,179
Net (decrease) increase in cash and cash equivalents	(19,388)	4,920
Cash and cash equivalents, beginning of period	71,825	72,936
Cash and cash equivalents, end of period	$52,437	$77,856

Supplemental disclosure of cash flow information:
Cash received for income taxes	$(245)	$(1,746)
Cash paid for interest	$3,754	$2,611
Non-cash increase in estimated cost of construction of a building under a build-to-suit lease	$4,906	$—

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s Form 10-K for the year ended December 31, 2015.
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2015 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2016, or any other period.
Note 2. Recent accounting pronouncements
Recently adopted

In June 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance related to share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The standard is effective for fiscal years beginning after December 15, 2015. The Company adopted this standard on January 1, 2016. The adoption had no effect on the Company's consolidated financial position or results of operations.
In February 2015, the FASB issued guidance on amendments to the consolidation analysis. The new guidance requires management to reevaluate all legal entities under a revised consolidation model that will (i) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 under the Investment Company Act of 1940 for registered money market funds. The guidance is effective for annual reporting and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard on January 1, 2016. The adoption had no effect on the Company's consolidated financial position or results of operations.
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability and only impacts financial position presentation. In August 2015, the FASB issued guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance codified the SEC staff's view on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements consistent with prior practice as an asset. The guidance is effective for annual reporting and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted these standards retrospectively on January 1, 2016. The impact the adoption had on the Company's consolidated financial position as of December 31, 2015 is disclosed below. The adoption had no effect on the Company's results of operations for any period.

	As reported	Adjustments	As adjusted
Prepaid expenses and other current assets	$22,651	$(108)	$22,543
Deferred incentive compensation and other charges	81,462	(281)	81,181
Total Assets	1,979,866	(389)	1,979,477
Debt, current	27,851	(108)	27,743
Debt, net of current portion	522,367	(281)	522,086
Total liabilities	1,530,775	(389)	1,530,386
Total liabilities and stockholders’ equity	1,979,866	(389)	1,979,477
In April 2015, the FASB issued guidance to clarify the customer's accounting for fees paid in a cloud computing arrangement. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted this standard on January 1, 2016. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.
In September 2015, the FASB issued new guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes to the financial statements. The guidance is effective for annual reporting and interim periods beginning after December 15, 2015. The Company adopted this standard on January 1, 2016. The adoption had no effect on the Company's consolidated financial position or results of operations.
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
In August 2014, the FASB issued guidance regarding the presentation of financial statements - going concern. This guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. It requires an assessment for a period of one year after the date on which the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. This guidance is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. Early application is permitted. The Company does not expect this guidance to have an impact on the Company’s consolidated financial statements or related disclosures.
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
In March 2016, the FASB issued accounting guidance relating to stock compensation. The guidance simplifies various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to impact net income, earnings per share, and the statement of cash flows.

The guidance is effective for annual reporting and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Note 3. Acquisitions
Increasing service to members through the introduction and expansion of new programs and services is a key component of the Company's growth strategy. From time to time the Company supplements its organic new program development efforts with acquisitions that allow it to introduce new offerings to its members, or that complement and enhance the value of existing products and services through the addition of new capabilities.
Royall Acquisition Co.
On January 9, 2015, the Company completed the acquisition of all of the issued and outstanding capital stock of Royall Acquisition Co. (together with its subsidiaries, “Royall”) from Royall Holdings, LLC (the “Seller”). Royall is a education market leader in strategic, data-driven student engagement and enrollment management solutions.
Total consideration consisted of the following (in thousands):

Net cash paid (1)	$744,193
Fair value of equity issued	121,224
Total	$865,417

(1) Net of cash acquired of $7,065 and a working capital adjustment payment of $1,278.
On January 9, 2015, in connection with the completion of the acquisition of Royall, the Company entered into a credit agreement with various lenders. See Note 8, "Debt," for further details regarding this credit agreement.
The fair value of equity issued was approximately $121.2 million based on 2,428,364 shares of the Company's common stock valued at $49.92 per share, which was the closing price on January 9, 2015 as reported on the NASDAQ Global Select Market.
The purchase price allocation resulting from the acquisition of Royall is set forth below (in thousands):

As of January 9, 2015
Consideration paid for the acquisition	$865,417

Allocated to:
Membership fees receivable, net	29,239
Prepaid expenses and other current assets	8,237
Property and equipment	44,209
Intangible assets, net	262,000
Deferred revenue, current	(18,300)
Accounts payable and accrued liabilities	(5,621)
Deferred income taxes, net of current portion	(102,599)
Preliminary fair value of net assets acquired	$217,165
Preliminary allocation to goodwill	$648,252
Acquisition-related costs of $9.9 million were incurred related to this transaction. Of this amount, $5.7 million was recognized and included in general and administrative costs in the Company’s consolidated statements of operations for the three months ended March 31, 2015.
Royall Goodwill Impairment
Goodwill is reviewed for impairment at least annually as of October 1, the first date of the fourth quarter of the Company's fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment. The Company has one operating segment, which is consistent with the way management runs the business and allocates resources. The operating segment is then divided into two reporting units largely as a result of the Royall acquisition and continued integration efforts. The two reporting units are Royall and the remaining Advisory Board business ("Core ABC"). Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
As of the October 1, 2015 goodwill impairment assessment, the Royall reporting unit failed the step one test and the Company performed the step two test. In connection with the step two test, the Company estimated the fair value of identifiable intangible assets and deferred revenue using methodologies consistent with those used in the original Royall purchase price allocation. Key assumptions were updated to reflect the current outlook for the Royall business as well as market conditions. The step two analysis resulted in a goodwill impairment of $99.1 million, which was recorded in the year ended December 31, 2015.
Pro forma
The following table presents the Company’s pro forma consolidated revenues and net loss for the three months ended March 31, 2015. The unaudited pro forma results include the historical statements of operations information of the Company and of Royall, giving effect to the acquisition of Royall and related financing as if they had occurred on January 1, 2014. The unaudited pro forma financial information presented below does not reflect the effect of any actual or anticipated synergies expected to result from the acquisition of Royall. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been recognized had the acquisition of Royall and the related financing been effected on the assumed date.
The unaudited pro forma results are set forth below (in thousands):

Unaudited Pro Forma Results
Three Months Ended March 31, 2015
Revenue	$187,998
Net loss	$(1,915)

For the three months ended March 31, 2015, the pro forma results, prepared in accordance with GAAP, include the following pro forma adjustments related to the acquisition of Royall:

(i)	an increase in revenue of $2.8 million and an increase in expense of $1.7 million for Royall's activity from January 1, 2015 to the January 9, 2015 acquisition date;

(ii)	an increase in revenue of $5.9 million representing the purchase accounting fair value effect to revenue that was recognized in the three months ended March 31, 2015;

(iii)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $0.4 million;

(iv)	the elimination, and replacement, of the historical Royall interest expense with the interest expense from the Company's new senior secured term credit facility totaling $4.4 million;

(v)	the elimination of $17.4 million of loss on financing activities related to the acquisition-related debt activity; and

(vi)	the elimination of $5.7 million of acquisition-related costs.

Note 4. Fair value measurements
Financial assets and liabilities
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents, and interest rate swaps. In addition, contingent earn-out liabilities resulting from business combinations are recorded at fair value. The following methods and assumptions are used to estimate the fair value of each class of financial assets or liabilities that is valued on a recurring basis.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2016 or 2015.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the related classifications are as follows (in thousands):

	Fair value as of March 31,	Fair value measurement as of March 31, 2016 using fair value hierarchy
	2016	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$52,437	$52,437	$—	$—
Financial liabilities
Interest rate swaps (2)	3,613	—	3,613	—
Contingent earn-out liabilities (3)	1,505	—	—	1,505

	Fair value as of December 31,	Fair value measurement as of December 31, 2015 using fair value hierarchy
	2015	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$71,825	$71,825	$—	$—
Interest rate swaps (2)	419	—	419	—
Financial liabilities
Contingent earn-out liabilities (3)	7,250	—	—	7,250

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using market standard models with observable inputs.

(3)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Contingent earn-out liabilities
The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) in December 2009. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. The fair value of the Southwind earn-out liability was affected by changes in the Company's stock price and by changes in estimates regarding expected operating results through the end of the evaluation period, which was December 31, 2014. As of March 31, 2016, $21.4 million had been earned and paid in cash and shares to the former owners of the Southwind business, which includes the final payment of $1.0 million that was paid during the three months ended March 31, 2016. There is no remaining contingent obligation related to this earn-out agreement.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of Clinovations, LLC (“Clinovations”) in November 2014 was $4.5 million as of the date of acquisition. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation periods, which will end on December 31, 2017 with payments extending through April 2018. A portion of the earn-out liability will be paid in the form of the Company’s common stock. The maximum payout of the earn-out liability is $9.5 million, while the minimum is zero. Based on the results of Clinovations’ operating results, the fair value of the contingent obligation for Clinovations as of March 31, 2016 was estimated at $1.2 million. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results, discount rates for each evaluation period, which vary from approximately 6.9% to 7.5%, and the volatility of the Company's common stock, which was 30.0% as of March 31, 2016.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) in December 2014 was $3.6 million as of the date of acquisition. The fair value of the GradesFirst earn-out liability was affected by changes in estimates regarding expected operating results through the evaluation period, which ended on December 31, 2015. The maximum earn-out potential of $4.0 million was earned during the evaluation period and paid during the three months ended March 31, 2016. There is no remaining contingent obligation related to this earn-out agreement.

Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes.
The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$7,250	$12,946
Addition due to acquisition	357	—
Fair value change in Southwind contingent earn-out liability (1)	—	209
Fair value change in Clinovations contingent earn-out liability (1)	(1,070)	135
Southwind earn-out payments	(1,032)	—
GradesFirst earn-out payments	(4,000)	—
360Fresh earn-out payments	—	(1,500)
Ending balance	$1,505	$11,790

(1)	Amounts were recognized in cost of services on the consolidated statements of operations.
Financial instruments not recorded at fair value on a recurring basis
Equity method investments. The Company's equity method investments represent the Company's ownership interest in Evolent Health, Inc. and its subsidiary, Evolent Health LLC. The fair value of the Company's ownership interest in Evolent Health, Inc. and its subsidiary was $122.4 million as of March 31, 2016 based on the quoted closing stock price as reported on the New York Stock Exchange prior to any discount. For further information, see Note 7, "Investments in unconsolidated entities." The fair value of the Company's equity method investments is measured quarterly for disclosure purposes. The Company's equity method investments are recorded at fair value only if an impairment charge is recognized.
Senior secured term loan. The Company estimates that the fair value of its senior secured term loan was $444.0 million as of March 31, 2016. The fair value was determined based on discounting the future expected variable cash payments over the life of the loan. The variable interest rates used in the calculation are based on observable market interest rates. The senior secured term loan would be classified as Level 2 within the fair value hierarchy if it were measured at fair value.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (such as when there is evidence of impairment). During the three months ended March 31, 2016 and 2015, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 5. Property and equipment
Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal-use software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership programs, the Company provides software applications under a hosting arrangement where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and only receive access to the software during the term of their membership agreement. Software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

The acquired developed technology, which includes acquired software, databases, and analytics, is classified as software within property and equipment because the developed software application, database, or analytic resides on the Company’s or its service providers’ hardware. Amortization for acquired developed technology is included in depreciation and amortization on the Company’s consolidated statements of operations. Developed technology obtained through acquisitions is amortized using the straight-line method over the estimated useful life used in determining the fair value of the assets at acquisition. As of March 31, 2016, the weighted average useful life of existing acquired developed technology was approximately eight years. The amount of acquired developed technology amortization included in depreciation and amortization for the three months ended March 31, 2016 was approximately $2.3 million. The amount of acquired developed technology amortization included in depreciation and amortization for the three months ended March 31, 2015 was approximately $2.0 million.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment, net for the periods presented. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three months ended March 31, 2016 was $5.4 million. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three months ended March 31, 2015 was $4.9 million.
Internally developed capitalized software related to the Company's hosted software is classified as software within property and equipment and has an estimated useful life of five years. As of March 31, 2016 and December 31, 2015, the carrying value of internally developed capitalized software was $73.4 million and $73.2 million, respectively. Amortization expense for internally developed capitalized software for the three months ended March 31, 2016 and 2015, recorded in depreciation and amortization on the accompanying consolidated statements of operations, was approximately $6.4 million and $4.0 million, respectively.
Property and equipment consists of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Leasehold improvements	$65,060	$63,608
Furniture, fixtures, and equipment	63,983	62,790
Software	207,204	202,384
Construction in progress, subject to a build-to-suit lease	7,606	2,700
Property and equipment, gross	343,853	331,482
Accumulated depreciation and amortization	(160,328)	(148,425)
Property and equipment, net	$183,525	$183,057
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. During the three months ended March 31, 2016, the Company recognized a $1.0 million impairment loss recorded in depreciation and amortization on the consolidated statements of operations related to certain internally developed software that is no longer in use. The Company did not recognize any impairment losses on any of its long-lived assets during the three months ended March 31, 2015.
Note 6. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles, and internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended March 31, 2016 or 2015. There was no impairment of goodwill recorded in the three months ended March 31, 2016 or 2015.

The following illustrates the change in the goodwill balance for the three months ended March 31, 2016 (in thousands):

As of
March 31, 2016
Beginning of period	$738,200
Acquisitions	2,258
Ending balance	$740,458
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 2 years to 17 years. As of March 31, 2016, the weighted average remaining useful life of acquired intangibles was approximately 13.8 years. As of March 31, 2016, the weighted average remaining useful life of internally developed intangibles was approximately 3.6 years. The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of March 31, 2016			As of December 31, 2015
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed software for sale	5.0	$17,738	$(7,573)	$10,165	$16,902	$(6,796)	$10,106
Acquired intangibles:
Developed software	5.2	9,450	(8,200)	1,250	9,450	(8,075)	1,375
Customer relationships	16.2	277,710	(30,079)	247,631	277,710	(25,769)	251,941
Trademarks	8.6	14,900	(4,858)	10,042	14,900	(4,490)	10,410
Non-compete agreements	3.8	1,400	(1,387)	13	1,400	(1,379)	21
Customer contracts	4.7	6,449	(5,690)	759	6,449	(5,581)	868
Total intangibles		$327,647	$(57,787)	$269,860	$326,811	$(52,090)	$274,721

Amortization expense for intangible assets for the three months ended March 31, 2016, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $5.7 million. Amortization expense for intangible assets for the three months ended March 31, 2015 was approximately $6.2 million. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for the remaining nine months of the fiscal year ending December 31, 2016 and for each of the following fiscal years ending December 31, 2017 through 2020: $17.0 million, $22.1 million, $21.1 million, $19.5 million, and $18.2 million, respectively, and $172.0 million thereafter.

Note 7. Investments in unconsolidated entities
As of March 31, 2016, the Company held an 8.7% direct equity interest in Evolent Health LLC (“Evolent LLC”) and a 15.0% equity ownership interest in Evolent Health, Inc. (“Evolent Inc.”), which had no material operations outside of its 70.8% ownership interest in Evolent LLC. These investments are accounted for under the equity method, with the Company’s proportionate share of the investees’ losses recognized in the consolidated statements of operations. The Company has the right to designate two individuals to Evolent Inc.'s board of directors, which seats were occupied by the Company’s Chief Executive Officer and the Company's Chief Financial Officer as of March 31, 2016.
During the three months ended March 31, 2016, the Company recorded a net gain on its investment of Evolent Inc. of $0.3 million, which consisted of a $1.1 million dilution gain offset by $0.8 million for the Company's share of losses of Evolent Inc. The carrying balance of the Company’s investment in Evolent Inc. was $0.3 million as of March 31, 2016.
During the three months ended March 31, 2016, the Company recorded a net loss on its investment of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC of $0.5 million, which consisted of a $0.9 million dilution gain offset by $1.4 million for the Company's share of the losses of Evolent LLC. During the three months ended March 31, 2015, the Company’s share of the losses of Evolent LLC that was applied to the carrying value of its investment in Evolent LLC was $2.4 million. The carrying balance of the Company’s investment in Evolent LLC was $0.2 million as of March 31, 2016.
Because of Evolent LLC's treatment as a partnership for federal income tax purposes, the losses of Evolent LLC pass through to the Company and the other members. The Company's proportionate share of the losses of Evolent LLC is recorded net of the estimated tax benefit that the Company believes will be realized from the equity in loss of unconsolidated entities on the consolidated statements of operations. An additional tax benefit of $0.2 million has been recorded in the three months ended March 31, 2016 for the tax effects of current year losses received from Evolent LLC. Prior to Evolent Inc.’s initial public offering of common stock in June 2015, the Company had provided a full valuation allowance against the deferred tax asset resulting from these benefits and therefore no additional tax benefit was recognized during the three months ended March 31, 2015.
The equity in loss of unconsolidated entities on the consolidated statement of operations for the combined Evolent entities consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Dilution gain	$2,026	$—
Allocated share of losses	(2,221)	(2,379)
Tax benefit	161	—
Equity in loss of unconsolidated entities	$(34)	$(2,379)
In connection with the Evolent Inc.'s initial public offering and the related reorganization, the Company and certain investors in Evolent LLC entered into a tax receivables agreement with Evolent Inc. Under the terms of that agreement, Evolent Inc. will make cash payments to the Company and certain investors in amounts equal to 85% of Evolent Inc.'s actual tax benefit realized from various tax attributes related to activity before the initial public offering. Interest will be included on the tax savings at the applicable London interbank offered rate plus 100 basis points. The tax receivables agreement will generally apply to Evolent Inc.'s taxable years up to and including the 15th anniversary date of the transaction. As of March 31, 2016, the Company has not received any payments pursuant to the terms of the tax receivables agreement. As the amount the Company will receive related to the tax receivables agreement is unknown, the Company will recognize payments, if any, associated with this agreement when such payments are received.
As of March 31, 2016, the Company’s basis in the Evolent entities was less than its proportional interest in the equity of Evolent Inc. and Evolent LLC in the amounts of $80.8 million and $68.9 million, respectively. The Company has excluded the effects of the purchase and push down accounting in its determination of the equity in such loss, thereby reducing its share of losses from Evolent Inc. and Evolent LLC for the affected periods. As a result, the basis differences will decrease over time.
Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Evolent Inc. and Evolent LLC to continue to incur losses. The Company’s investment in Evolent LLC is evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of March 31, 2016, the Company believes that no impairment charge is necessary. For additional information on the fair value of the Company’s investment in the Evolent entities, see Note 4, “Fair value measurements.”

Note 8. Debt
Senior secured credit facilities obtained in January 2015
On January 9, 2015, in connection with the completion of the acquisition of Royall, the Company entered into a credit agreement with various lenders. This credit agreement replaced an existing secured revolving credit facility. Under the terms of the January 9, 2015 credit agreement, lenders provided the Company with $775 million of senior secured credit facilities for application to the acquisition of Royall and the Company’s corporate needs after the closing of the Royall acquisition. The credit facilities consisted of a term loan facility in the principal amount of $725 million, maturing on January 9, 2022, and a revolving credit facility under which up to $50 million principal amount of borrowings and other credit extensions could be outstanding at any time, maturing on January 9, 2020.
All $725 million of term loans available under the term loan facility were drawn at the closing of the acquisition to pay the majority of the cash purchase price for the Royall capital stock. Total original issue discount of $21.8 million and deferred financing fees of $2.8 million were recorded related to this credit agreement. The revolving credit facility was undrawn at the facility closing date. The Company recognized a loss of $0.2 million on the modification of the existing revolving credit facility. This loss was recorded in loss on financing activities within the consolidated statements of operations.
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
The lenders under the new credit agreement included the lenders from the January 9, 2015 agreement as well as new lenders. For those lenders to this agreement that also participated in the January 9, 2015 agreement, the Company concluded that the new credit agreement represented a modification of the debt. As a modification, the original issue discount and deferred financing fees associated with the original borrowings carried forward to the new borrowings. Any fees paid to or received from these lenders are recorded as an adjustment to the original issue discount. Any fees paid to third parties are recorded as expense. The Company received a net refund of $2.4 million from the original lenders under the January 9, 2015 agreement, which was treated as a reduction to the original issue discount and deferred financing fees. Further, because the level of participation in the borrowings by the lenders under the original credit agreement was significantly less under the new agreement than under the original agreement, the Company recognized a debt modification expense of $12.4 million related to a portion of the original issue discount and deferred financing fees from the old agreement. This $12.4 million expense is recorded as a loss on financing activities within the consolidated statements of operations. Following this write-off, the Company had original issue discount of $3.9 million, recorded as contra-debt in debt, current and debt, net of current portion and deferred financing fees of $1.1 million related to the February 6, 2015 credit facilities recorded in prepaid expenses and other current assets and non-current assets on the Company's consolidated balance sheets.
Amendment to the senior secured credit facilities
On October 30, 2015, the Company amended its senior secured credit facilities. Prior to the amendment, the outstanding principal amount of the senior secured term loan was approximately $560.6 million and no amounts were outstanding under the revolving credit facility. Pursuant to this amendment, the amount available for borrowing under the revolving credit facility was increased from $100 million to $200 million. On October 30, 2015, the Company also borrowed $100 million under the revolving credit facility and used all of the proceeds to repay a portion of the outstanding principal amount of the senior secured term loan. Upon consummation of this prepayment transaction, $460.6 million in aggregate principal amount remained outstanding under the senior secured term loan. In addition, the Company lowered it applicable initial margin of 2.75% on the London interbank offered rate to 2.25%. As of March 31, 2016, based on the company's historical leverage ratio, the interest rate margin was 2.00%. The Company recognized no loss on financing activities related to this amendment. As of March 31, 2016, the stated annual interest rate on the borrowing was 2.44%.
As of March 31, 2016, there was $100.0 million in amounts outstanding under the revolving credit facility and $88.6 million was available for borrowing. As of March 31, 2016, $11.4 million of standby letters of credit had been issued under the revolving credit facility.
Long-term debt is summarized as follows (in thousands):

As of March 31, 2016
2.44% Senior secured note due fiscal 2020 ($446,250 face value less unamortized discount of $3,354)	$442,896
Revolving credit facility	100,000
Less: Amounts due in next twelve months ($28,750 face value less unamortized discount of $1,000)	(27,750)
Total long-term debt	$515,146
The credit agreement contains customary representations and warranties, events of default and financial and other covenants, including covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company's compliance with the two financial covenants is measured as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of March 31, 2016.
Interest expense for the three months ended March 31, 2016 was $4.8 million, inclusive of $0.3 million amortization of debt issuance costs and $0.6 million of payments related to the interest rate swaps described below.
Swap agreements
Through its senior secured term loan facility, the Company is exposed to interest rate risk. In April 2015, to minimize the impact of changes in interest rates on its interest payments, the Company entered into three interest rate swap agreements with financial institutions to swap a portion of its variable-rate interest payments for fixed-rate interest payments. The interest rate swap derivative financial instruments are recorded on the consolidated balance sheet at fair value, which is based on observable market-based expectations of future interest rates.
At hedge inception, the Company entered into interest rate swap arrangements with notional amounts totaling $287.5 million. The swap was structured to have a declining notional amount which matches the amortization schedule of the term loan. As of March 31, 2016, the principal amount hedged was $273.1 million. The interest rate swap agreements mature in February 2020 and have periodic interest settlements, both consistent with the terms of the Company's senior secured term loan facility. Under this agreement, the Company is entitled to receive a floating rate based on the 1-month London interbank offered rate and obligated to pay an average fixed rate of 1.282% on the outstanding notional amount. The Company has designated the interest rate swap as a cash flow hedge of the variability of interest payments under its senior secured term loan facility due to changes in the LIBOR benchmark interest rate. The difference between cash paid and received is recorded within interest expense on the consolidated statements of operations.
As of March 31, 2016, the fair value of the interest rate swaps was a liability of $3.6 million and was recorded in the Company's consolidated balance sheets within other long-term liabilities. For the three months ended March 31, 2016, the change in fair value of the swaps, net of tax, of $2.4 million was reported as a component of accumulated other comprehensive income (loss). There was no hedge ineffectiveness as of March 31, 2016. Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period in which the hedged item affects earnings.
If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the consolidated statements of operations for the applicable period.

Note 9. Stockholders’ equity
In November 2015, the Company’s board of directors authorized an increase in its cumulative share repurchase program to $550 million of the Company's common stock. The Company repurchased 937,030 shares of its common stock at a total cost of approximately $27.4 million in the three months ended March 31, 2016, pursuant to its share repurchase program. The Company did not repurchase any shares in the three months ended March 31, 2015. The total amount of common stock purchased from inception under the program through March 31, 2016 was 18,764,572 shares at a total cost of $479.3 million. All such repurchases have been made in the open market, and all repurchased shares have been retired as of March 31, 2016. There was no effect on the total stockholders’ equity position as a result of the retirement. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. As of March 31, 2016, the remaining authorized repurchase amount was $70.7 million.
Note 10. Stock-based compensation
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
Stock options granted under the inducement plan have an exercise price equal to $49.92, which was the closing price of the Company’s common stock on January 9, 2015 as reported on the NASDAQ Global Select Market. The stock options have a seven-year term and are eligible to vest, if performance-based vesting criteria are satisfied, in installments commencing in January 2017 and ending in January 2020. The RSUs were valued at $49.92 and are also eligible to vest in installments commencing in January 2017 and ending in January 2020, subject to satisfaction of performance-based vesting criteria. The vesting criteria in both cases are based on performance of the Royall programs and services. The aggregate grant date fair value of the performance-based stock options, assuming all performance targets are met, is estimated to be approximately $26.8 million. The aggregate grant date fair value of the performance-based RSUs, assuming all performance targets are met, is estimated at approximately $7.3 million. As of March 31, 2016, the Company expects that Royall will achieve 70% to 99% of the performance targets, which would result in vesting of 50% of the performance-based stock options and 50% of the RSUs eligible to vest, subject to forfeitures. The option and RSU awards are reflected in the tables below.
The actual stock-based compensation expense the Company will recognize is dependent upon Royall satisfying the applicable performance conditions and continued employment of award recipients at the time performance conditions are met. The actual amount the Company will recognize may increase or decrease based on Royall's actual results and the employment status of the award recipients at the time performance conditions are met.

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
On March 2, 2016, the Compensation Committee of the board of directors approved a grant of 319,900 nonqualified performance-based stock options under the 2009 Plan to certain executive officers of the Company. These awards are subject to market conditions and portions will vest, with all awards vesting if the highest levels of the performance are achieved, based on the achievement of sustained stock price during the performance period which could extend to March 2, 2023. The Company has concluded that it is probable that all awards will vest at the highest level of achievement. The estimated requisite service period, which includes the current estimate of the time to achieve the market conditions is 1.2 years. The options are reflected in the following table.
The following table summarizes the changes in common stock options outstanding under the Company’s stock incentive plans during the three months ended March 31, 2016 and 2015:

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2014	994,605	$50.96	1,746,692	$37.19
Granted	1,751,000	49.92	—	—
Exercised	—	—	(64,905)	23.49
Forfeited	(24,300)	49.92	(13,569)	60.27
Outstanding, as of March 31, 2015	2,721,305	$50.30	1,668,218	$37.53

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2015	2,013,325	$50.42	1,843,110	$41.73
Granted	319,900	28.20	978,668	28.20
Exercised	—	—	(233,030)	15.21
Forfeited	(80,370)	49.92	(22,195)	53.38
Outstanding, as of March 31, 2016	2,252,855	$47.28	2,566,553	$38.88
Exercisable, as of March 31, 2016	20,000	$29.58	801,110	$39.04
The weighted average fair value of the service-based options, valued using a Black-Scholes model, granted during the three months ended March 31, 2016 was estimated at $9.82 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.2%; an expected term of approximately 5.1 years; expected volatility of 37.45%; and dividend yield of 0.0% over the expected life of the option.
The weighted average fair value of performance-based options granted with market conditions, valued using a monte carlo model, during the three months ended March 31, 2016 was estimated at $10.21 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.6%; an expected term of 6.4 years; volatility of 36.5%; and dividend yield of 0.0% over the expected life of the option.
No options with performance and/or market conditions vested during the three months ended March 31, 2016 or 2015.

The following table summarizes the changes in RSUs granted under the Company’s stock incentive plans during the three months ended March 31, 2016 and 2015:

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2014	189,497	$31.82	857,085	$48.94
Granted	145,867	$49.92	3,724	$53.70
Forfeited	(2,632)	$53.33	(13,886)	$56.64
Vested	—	$—	(5,092)	$32.19
Non-vested, March 31, 2015	332,732	$39.58	841,831	$48.94

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2015	301,032	$39.10	839,613	$52.82
Granted	17,292	32.25	278,996	28.20
Forfeited	(19,598)	51.11	(20,172)	53.89
Vested	—	—	(34,771)	64.23
Non-vested, March 31, 2016	298,726	$37.91	1,063,666	$45.97

The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,187	$1,892
Member relations and marketing	1,114	1,146
General and administrative	3,681	3,367
Total costs and expenses	$6,982	$6,405
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of March 31, 2016, $69.4 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.8 years.
Note 11. Income taxes
The Company's effective tax rates were 35.3% and 1.4% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2015, the tax expense of the pre-tax income was adjusted for the impact of a $11.6 million discrete expense related to the write-off of accumulated Washington, D.C. tax credits. The write-off was a result of changes in the District of Columbia tax laws effective January 1, 2015 and resulted in income tax expense for the three months ended March 31, 2015.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. The Company recognized an immaterial amount of interest in the consolidated statements of operations for the three months ended March 31, 2016 and no interest or penalties in the consolidated statements of operations for the three months ended March 31, 2015. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2008.
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
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	41,492	40,924
Effect of dilutive outstanding stock-based awards	381	—
Diluted weighted average common shares outstanding	41,873	40,924
In the three months ended March 31, 2016 and 2015, 2.4 million and 2.5 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

As of March 31, 2016, the Company had 2.2 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions, or both, and therefore are treated as contingently issuable awards. As of March 31, 2015, the Company had 2.7 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions and were treated as contingently issuable awards. These awards are excluded from diluted earnings per share until the reporting period in which the necessary conditions are achieved. To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted earnings per share will be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. A total of 19,971 contingently issuable shares were included within the diluted earnings per share calculation as of March 31, 2016 as the related performance goals were met as of March 31, 2016. There were no contingently issuable awards included within the diluted earnings per share calculation as of March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context indicates otherwise, references in this management’s discussion and analysis to the “Company,” “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.
This management’s discussion and analysis includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of such forward-looking words as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” and similar words and expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, or the “2015 Form 10-K.” We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
Executive Overview
We are a leading provider of insight-driven performance improvement software and solutions to the rapidly changing health care and education industries. Through our subscription-based membership programs, we leverage our intellectual capital to help members solve their most critical business problems. As of the date of this report, we served approximately 5,500 members, including hospitals, health systems and other health care organizations, and colleges and universities.
Members of each subscription-based membership program are typically charged a separate fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry services, cloud-based business intelligence and software applications, tech-enabled services, and consulting and management services.
Our five key areas of focus for the fiscal year are to orient our delivery infrastructure to be more coordinated around each member; innovate our commercial model to continue moving towards a relationship-based approach to our sales; accelerate our growth strategy by investing in both platform expansion and new offerings and services within each member problem area; align our organization with our strategy to ensure that structure, governance, and incentives support our goals; and continue to meet our commitments both to our members through continuing to deliver a strong return on investment and to our shareholders through achieving performance targets.
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by the expansion of our relationships with existing members, strong renewal rates, acquisition activity, new program launches, addition of new members, and annual price increases. Our member institution renewal rate was 94% in the period ended March 31, 2016. We believe high renewal rates reflect our members’ recognition of the value they derive from participating in our programs. Our revenue grew 11.9% in the three months ended March 31, 2016 over the three months ended March 31, 2015. Our contract value increased 4.8% to $763.7 million as of March 31, 2016 from $728.7 million as of March 31, 2015. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
Our operating costs and expenses consist of cost of services, member relations and marketing expense, general and administrative expenses, and depreciation and amortization expense.

•
Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research, creative, data, and analysis personnel, consultants, software developers, and in-house faculty; costs of the organization and delivery of membership meetings, teleconferences, and other events; production of published materials; technology license fees; costs of developing and supporting our cloud-based content and performance technology software; and fair value adjustments to acquisition-related earn-out liabilities.

•
Member relations and marketing expense includes the costs of acquiring new members and the costs of account management, and consists of compensation (including sales incentives); travel and entertainment expenses; costs for training personnel; sales and marketing materials; and associated support services.

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
Acquisitions that we have completed since December 31, 2014, including our acquisition of Royall in January 2015, affect the comparability of our results of operations for the three months ended March 31, 2016 to our results of operations for the comparable period in our prior fiscal year.
Critical Accounting Policies
Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, or “GAAP,” require us to apply methodologies, estimates, and judgments that have a significant effect on the results we report in our financial statements. In our 2015 Form 10-K, we have discussed those material accounting policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our fiscal year ended December 31, 2015.

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
Results of Operations
The following tables show consolidated statements of operations data, including the amounts expressed as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
Revenue	$200,735	100.0%	$179,322	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	95,949	47.8%	95,490	53.3%
Member relations and marketing	32,395	16.1%	30,726	17.1%
General and administrative	31,828	15.9%	31,674	17.7%
Depreciation and amortization	19,767	9.8%	17,274	9.6%
Total costs and expenses	179,939	89.6%	175,164	97.7%
Operating income	20,796	10.4%	4,158	2.3%
Other expense:
Interest expense	(4,821)	(2.4)%	(5,612)	(3.1)%
Other expense, net	61	—%	(1,119)	(0.6)%
Loss on financing activities	—	—%	(17,398)	(9.7)%
Total other expense, net	(4,760)	(2.4)%	(24,129)	(13.4)%
Income before provision for income taxes and equity in loss of unconsolidated entities	16,036	8.0%	(19,971)	(11.1)%
(Provision) benefit for income taxes	(5,663)	(2.8)%	278	0.1%
Equity in loss of unconsolidated entities	(34)	—%	(2,379)	(1.3)%
Net income (loss)	$10,339	5.2%	$(22,072)	(12.3)%
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net income (loss). Net income was $10.3 million in the three months ended March 31, 2016 compared to net loss of $22.1 million in the three months ended March 31, 2015. The net income we recognized in the three months ended March 31, 2016 compared to our net loss in the prior year period was primarily attributable to an increase in revenue of $21.4 million and a $2.0 million dilution gain reducing the equity in loss of unconsolidated entities recorded during the three months ended March 31, 2016 with no comparable activity in the prior year period. In addition, during the three months ended March 31, 2015, we incurred a charge of $17.4 million relating to losses on financing and $5.6 million in transaction costs related to our acquisition of Royall Acquisition Co., or Royall, but incurred no such charges in the current period.
Revenue. Total revenue increased 11.9% to $200.7 million in the three months ended March 31, 2016 from $179.3 million in the three months ended March 31, 2015, and contract value increased 4.8% to $763.7 million as of March 31, 2016 from $728.7 million as of March 31, 2015. The increases in revenue and contract value were attributable to continued expansion of our health care and education research programs, our student success and Crimson software programs, and our Clinovations services offering.
Cost of services. Cost of services was $95.9 million for the three months ended March 31, 2016 and $95.5 million for the three months ended March 31, 2015. As a percentage of revenue, cost of services was 47.8% and 53.3% for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease in cost of services as a percentage of revenue is due to the scalability of incremental revenue inherent in our model. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities which consisted of a decrease of $1.1 million and an increase of $0.4 million in the three months ended March 31, 2016 and 2015, respectively.
Member relations and marketing expense. Member relations and marketing expense increased to $32.4 million in the three months ended March 31, 2016 from $30.7 million in the three months ended March 31, 2015. As a percentage of revenue, member relations and marketing expense in the three months ended March 31, 2016 and 2015 was 16.1% and 17.1%, respectively. The increase in member relations and marketing expense was primarily attributable to an increase in sales staff and related travel and other associated costs, as well as an increase in member relations personnel and related costs required to serve our expanding membership base.
General and administrative expense. General and administrative expense was $31.8 million in the three months ended March 31, 2016 compared to $31.7 million in the three months ended March 31, 2015. As a percentage of revenue, general and administrative expense decreased to 15.9% in the three months ended March 31, 2016 from 17.7% in the three months ended March 31, 2015. For the three months ended March 31, 2015, we recognized a total of $5.6 million in acquisition costs related to our acquisition of Royall.
Depreciation and amortization expense. Depreciation and amortization expense increased to $19.8 million, or 9.8% of revenue, in the three months ended March 31, 2016, from $17.3 million, or 9.6% of revenue, in the three months ended March 31, 2015. The increase in depreciation and amortization expense in the current periods was primarily attributable to increased amortization expense from developed capitalized internal-use software and depreciation of improvements made to build-out our new downtown Chicago office.
Interest expense. Interest expense was $4.8 million and $5.6 million for the three months ended March 31, 2016, and March 31, 2015, respectively. The decrease in interest expense is due to our retirement of $150 million of indebtedness during the three months ended March 31, 2015, as well as the related refinancing, in connection with our acquisition of Royall.
Other income (expense), net. Other income (expense), net increased to a $0.1 million income in the three months ended March 31, 2016 from a $1.1 million loss in the three months ended March 31, 2015. We recognized foreign exchange gains of $0.1 million and losses of $1.1 million in the three months ended March 31, 2016 and 2015, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.
Loss on financing activities. A loss on financing activities of $17.4 million was recognized in connection with the refinancing of acquisition indebtedness during three months ended March 31, 2015. There was no comparable activity in the three months ended March 31, 2016.
(Provision) benefit for income taxes. Our provision for income taxes was $5.7 million and our benefit related to income taxes was $0.3 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate for the three months ended March 31, 2016 was 35.3% compared to 1.4% for the three months ended March 31, 2015. The tax benefit of the prior year period’s pre-tax loss was offset by an $11.6 million discrete tax expense related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015 resulting in income tax expense for the period. The effective tax rate was also increased by the non-deductible portion of the acquisition costs related to our purchase of Royall and lower pre-tax book income due to our loss on financing.
Equity in loss of unconsolidated entities. Our proportionate share of losses of investments in Evolent Health LLC and Evolent Health, Inc., net of tax during the three months ended March 31, 2016 and 2015 was $34,000 and $2.4 million, respectively. The lower proportionate share of losses was driven largely by the $2.0 million dilution gain recorded during the three months ended March 31, 2016 with no comparable transaction in the three months ended March 31, 2015.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,187	$1,892
Member relations and marketing	1,114	1,146
General and administrative	3,681	3,367
Total costs and expenses	$6,982	$6,405

There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of March 31, 2016, $69.4 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.8 years.
Non-GAAP Financial Measures
The tables and related discussion below present information about our adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted effective tax rate, and adjusted weighted average common shares outstanding - diluted. We define "adjusted revenue" for the three months ended March 31, 2015 as revenue excluding the adjustments set forth in the first table below. We define “adjusted EBITDA” for the three months ended March 31, 2016 and 2015 as net income (loss) excluding adjustments for the items set forth in the second table below. We define “adjusted net income” for the three months ended March 31, 2016 and 2015 as net income (loss) excluding the net of tax effect of the items set forth in the third table below. We define “non-GAAP earnings per diluted share” for the three months ended March 31, 2016 and 2015 as earnings per diluted share excluding the net of tax effect of the items set forth in the fourth table below. We define “adjusted effective tax rate” for the three months ended March 31, 2015 as the effective tax rate excluding the effect of the items set forth in the fifth table below. We define “adjusted weighted average common shares outstanding - diluted” for the three months ended March 31, 2015 as weighted average common shares outstanding - diluted excluding the effect of the items set forth in the sixth table below.
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
The information about our core operating performance provided by our non-GAAP financial measures is used by management for a variety of purposes. Management uses the non-GAAP financial measures for internal budgeting and other managerial purposes in part because the measures enable management to evaluate projected operating results and make comparative assessments of our performance over time while isolating the effects of items that vary from period to period without any or with limited correlation to core operating performance, such as interest expense and foreign currency exchange rates, periodic costs of certain capitalized tangible and intangible assets, stock-based compensation expense, tax rates, and certain non-cash and special charges. The effects of the foregoing items also vary widely among similar companies, and affect the ability of management and investors to make company-to-company comparisons. In addition, merger and acquisition activity can have inconsistent effects on earnings that are not related to core operating performance due, for instance, to charges relating to acquisition costs, reductions in acquisition-related deferred revenue, the amortization of acquisition-related intangibles, and fluctuations in the fair value of contingent earn-out liabilities. Companies also exhibit significant variations with respect to capital structure and cost of capital (which affect relative interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. By eliminating some of the foregoing variations, management believes that our non-GAAP financial measures allow management and investors to evaluate more effectively our performance relative to that of our competitors and peer companies. Similarly, our management believes that because of the variety of equity awards used by companies, the varying methodologies for determining both stock-based compensation and stock-based compensation expense among companies, and from period to period, and the subjective assumptions involved in those determinations, excluding stock-based compensation from our non-GAAP financial measures enhances company-to-company comparisons over multiple fiscal periods.
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
Adjusted net income and adjusted EBITDA. Adjusted net income increased 55.2% to $19.4 million for the three months ended March 31, 2016 from $12.5 million for the three months ended March 31, 2015, while adjusted EBITDA increased 22.0% to $47.4 million for the three months ended March 31, 2016 from $38.9 million for the three months ended March 31, 2015. The increases in adjusted EBITDA and adjusted net income were attributable to increased revenue in our health care and education research programs, our student success and Crimson software programs, and our Clinovations services offering, and also includes a decrease in interest expense for adjusted net income. The effects of these factors were partially offset by higher marketing and member relations costs and increased depreciation and amortization attributable to increased amortization expense from developed capitalized internal-use software and depreciation of improvements made to build-out our new downtown Chicago office.

	Three Months Ended March 31,
	2016	2015
Revenue	$200,735	$179,322
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	5,882
Adjusted revenue	$200,735	$185,204

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$10,339	$(22,072)
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	5,882
Equity in loss of unconsolidated entities	34	2,379
Provision for income taxes	5,663	(278)
Loss on financing activities	—	17,398
Interest expense	4,821	5,612
Other (income) expense, net	(61)	1,119
Depreciation and amortization	19,767	17,274
Acquisition and similar transaction charges	—	5,649
Fair value adjustments to acquisition-related earn-out liabilities	(1,070)	344
Build-to-suit land rent	876	—
Vacation accrual adjustment	—	(850)
Stock-based compensation	6,982	6,405
Adjusted EBITDA	$47,351	$38,862

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$10,339	$(22,072)
Effect of adjusted tax rate on net income (loss)	—	8,529
Effect on revenue of fair value adjustments to acquisition-related deferred revenue, net of tax	—	3,288
Equity in loss of unconsolidated entities	34	2,379
Amortization of acquisition-related intangibles, net of tax	4,679	4,220
Loss on financing activities, net tax	—	9,725
Acquisition and similar transaction charges, net of tax	—	3,158
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	(692)	192
Build-to-suit land rent, net of tax	567	—
Vacation accrual adjustment, net of tax	—	(475)
Stock-based compensation, net of tax	4,517	3,581
Adjusted net income	$19,444	$12,525

	Three Months Ended March 31,
	2016	2015
GAAP earnings (loss) per diluted share	$0.25	$(0.54)
Effect of adjusted tax rate on net income (loss)	—	0.21
Effect of adjusted weighted average common shares outstanding - diluted on earnings (loss) per share	—	0.01
Effect on revenue of fair value adjustments to acquisition-related deferred revenue, net of adjusted tax rate	—	0.08
Equity in loss of unconsolidated entities	—	0.06
Amortization of acquisition-related intangibles, net of adjusted tax rate	0.11	0.10
Loss on financing activities, net of adjusted tax rate	—	0.23
Acquisition and similar transaction charges, net of adjusted tax rate	—	0.08
Fair value adjustments to acquisition-related earn-out liabilities, net of adjusted tax rate	(0.02)	—
Build-to-suit land rent, net of tax	0.01	—
Vacation accrual adjustment, net of adjusted tax rate	—	(0.01)
Stock-based compensation, net of adjusted tax rate	0.11	0.08
Non-GAAP earnings per diluted share	$0.46	$0.30

	Three Months Ended March 31,
	2016	2015
Effective tax rate	35.3%	1.4%
Effect on tax rate of Washington, D.C. tax law change, including write-off of Washington, D.C. income tax credits	—%	43.5%
Effect on tax rate of loss on financing activities	—%	(4.8)%
Effect on tax rate of unconsolidated equity method investment related FIN 48 liability	—%	(1.3)%
Effect on tax rate of Royall acquisition costs and other tax items	—%	5.3%
Adjusted effective tax rate	35.3%	44.1%

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding - diluted	41,873	40,924
Dilutive shares outstanding	—	637
Adjusted weighted average common shares outstanding - diluted	41,873	41,561

Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that operating cash flows and existing cash and cash equivalents will be sufficient to support our expected operating and capital expenditures, as well as debt service obligations, during at least the next 12 months.
We had cash and cash equivalents of $52.4 million as of March 31, 2016 compared to cash, cash equivalents, and marketable securities balances of $71.8 million as of December 31, 2015. We expended $27.4 million in cash to purchase shares of our common stock through our share repurchase program during the three months ended March 31, 2016. During the three months ended March 31, 2015 no amounts were expended to purchase shares of our common stock through our share repurchase program.

Cash flows
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for services in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities decreased to $27.2 million in the three months ended March 31, 2016 from net cash flows provided by operating activities of $42.9 million in the three months ended March 31, 2015. The decrease in net cash flows provided by operating activities in the current quarter was primarily attributable to lower cash collections in the current period when compared to above average cash collections in the prior year period, as well as the timing of payment for certain employee bonuses and large vendor invoices.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities decreased to $12.4 million in the three months ended March 31, 2016 from $740.2 million in the three months ended March 31, 2015.
Investing activities during the three months ended March 31, 2016 consisted of payment of $1.9 million for acquisitions and capital expenditures of $10.5 million. Investing activities during the three months ended March 31, 2015 consisted of payments of capital expenditures of $12.0 million and $742.9 million for acquisitions, the effects of which were partially offset by redemptions of marketable securities of $14.7 million.
Cash flows from financing activities. We had net cash flows used in financing activities of $34.2 million and net cash flows provided by financing activities of $702.2 million in the three months ended March 31, 2016 and 2015, respectively. Cash flows from financing activities during the three months ended March 31, 2016 consisted of the repurchase of $27.4 million of shares under our stock repurchase program, $7.2 million of debt repayments, $3.6 million of earn-out payments, and the withholding of $0.4 million of shares to satisfy the minimum employee tax withholding for vested restricted stock units. These cash flows were offset in part by $3.0 million of proceeds from the issuance of common stock upon the exercise of stock options and $1.3 million in additional tax benefits related to stock-based compensation arrangements.
Financing activities during the three months ended March 31, 2015 primarily consisted of $1.3 billion in proceeds from borrowings under our senior secured term loan facilities obtained to finance our acquisition of Royall and to retire and refinance such indebtedness, $148.8 million in proceeds from issuance of common stock, net of selling costs, in an underwritten public offering conducted to retire a portion of the Royall acquisition indebtedness, $1.5 million of proceeds from the issuance of common stock upon the exercise of stock options, and $0.6 million in additional tax benefits related to stock-based compensation arrangements. These cash flows were primarily offset in part by $725.0 million of debt repayments in connection with the foregoing financings, $2.6 million of debt issuance costs, and a $1.5 million acquisition-related earn-out payment.
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
As of March 31, 2016, $446.3 million was outstanding under the term facility.
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
Amounts drawn under the term facility generally bear interest, payable monthly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, or “LIBOR,” plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of March 31, 2016, based on our historical leverage ratio, the interest rate margin was 2.00%. The interest rate on the alternate base rate loans will fluctuate as the base rate fluctuates, while the interest rate on the LIBOR loans will be adjusted at the end of each applicable interest period. Interest on alternate base rate loans will be payable monthly in arrears, while interest on LIBOR loans will be payable at the end of each applicable interest period, except that, in the case of any interest period longer than three months, interest will be payable at the end of each three-month period.
Revolving Facility
As of March 31, 2016, $100 million was borrowed and $11.4 million of standby letters of credit had been issued under the revolving facility of the $200 million available to be borrowed. The revolving facility will mature, and all revolving loans outstanding under the facility will become due and payable, on February 6, 2020. The facility loans may be borrowed, repaid and reborrowed from time to time during the term of the facility. We may use the proceeds of borrowings under the revolving facility, when drawn, to finance working capital needs and for general corporate purposes, including permitted acquisitions.
Amounts drawn under the revolving facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of March 31, 2016, based on our historical leverage ratio, the interest rate margin was 2.00%.
We are obligated to pay a commitment fee at an initial annual rate of 0.25%, subject to reduction based on our total leverage ratio from time to time, accruing on the average daily amount of available commitments under the revolving facility.
We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of our fiscal quarter, for a period consisting of our most recently completed four fiscal quarters. We were in compliance with these financial covenants as of March 31, 2016.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

Seasonality
Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to certain education program offerings in which contracts typically are aligned with our members' academic year. Historically, these education programs have had lower revenues in the second and third fiscal quarter and higher revenues in the first and fourth fiscal quarters. We expect quarterly fluctuations in operating results to continue as a result of seasonal patterns. Such patterns may change, however, as a result of changes in service, timing, contract terms, new program offerings, increased sales, or acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. As of March 31, 2016, we had $446.3 million of outstanding borrowings under our term facility and $100.0 million of outstanding borrowings under our revolving facility. Amounts drawn under each facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of March 31, 2016, this rate was 2.20%. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the facilities. A hypothetical 10% increase in LIBOR would increase our annual cash interest expense on our variable-rate debt by approximately $0.2 million.
We utilized three interest rate swaps to manage exposure to interest rates on a portion of the variable rate of our indebtedness. Our interest rate swaps are with major financial institutions and are not used for speculative or trading purposes. As of March 31, 2016, the outstanding notional amount on the interest rate swaps was $273.1 million. Our objective with respect to these interest rate swaps is to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We have designated our interest rate swaps as cash flow hedges, and changes in the fair value of the interest rate swaps are recognized in other comprehensive (loss) income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swaps at fair value, which amounted to a liability of $3.6 million as of March 31, 2016.
Foreign currency risk. Our international operations, which account for approximately 2.4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recorded a foreign currency exchange gain of $0.1 million and a foreign currency exchange loss of $1.1 million during the three months ended March 31, 2016 and 2015, respectively, which are included in other (expense) income, net in our consolidated statements of operations appearing elsewhere in this report. A hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our financial position as of March 31, 2016.

Item 4.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, we concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to two material weaknesses in our internal control over financial reporting described below. Based on those material weaknesses, which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the three months ended March 31, 2016, our disclosure controls and procedures were not effective. In light of the weaknesses in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures, including validating specific provisions related to customer cancellation and contingent fee arrangements. The substantive procedures have allowed us to conclude that, notwithstanding the material weakness in our internal controls over financial reporting described below, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

The two material weaknesses in our internal control over financial reporting, which are described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, that existed as of December 31, 2015 and continued to exist as of March 31, 2016, are as follows:

1.
We did not have sufficient controls to properly identify and account for customer cancellation provisions and contingent fee arrangements. These errors were attributable to insufficient qualified personnel to handle complex revenue arrangements, as well as to limitations of the Company’s revenue recognition system.

2.
We did not have sufficient controls over the review of third-party valuations and related projected financial information. Due to the subjectivity of the estimates inherent in the process and the materiality of the transaction, management concluded that these control deficiencies potentially would not prevent or detect a material misstatement.

Management's Remediation Initiatives
We are making progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned owners, who are responsible for implementing and monitoring our short-term and long-term remediation plans, as well as executive owners to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses.
Our initiatives, summarized below, are intended to remediate our material weaknesses and to continue to enhance our internal control over financial reporting.

1.
We have made process improvements including a contemporaneous review of contracts, additional subject matter expert staff, and are planning an upgraded software solution in order to properly account for complex contract terms, including customer cancellation provisions and contingent fee arrangements.

2.
We have made process improvements including standardized review procedures over third-party valuations and related projections. In addition, the Company has added resources to its accounting and financial reporting function to facilitate the timely execution of the process improvements.

(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness related to our internal controls over financial reporting, as described above. However, our remediation efforts were not complete as of March 31, 2016. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
As discussed in this report, our actual results could differ materially from the expected results expressed or implied in our forward-looking statements. There have been no material changes in our risk factors from those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The risks described in our 2015 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, to $450 million in May 2013, and to $550 million in November 2015. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for the three months ended March 31, 2016 is as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January 1 to January 31, 2016	—	$—	—	$98,161,642
February 1 to February 29, 2016	—	$—	—	$98,161,642
March 1 to March 31, 2016	937,030	$29.29	937,030	$70,711,752
Total	937,030	$29.29	937,030
As of March 31, 2016, we had repurchased a total of 18,764,572 shares under our repurchase program since the program’s inception.

Item 6.	Exhibits.
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

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015, (v) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: May 6, 2016	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015, (v) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements