Form 10-Q
period 2016-06-30
ADVISORY BOARD CO
filed 2016-08-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
As of August 1, 2016, the registrant had outstanding 40,264,365 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,487	$71,825
Membership fees receivable, net	600,496	605,444
Prepaid expenses and other current assets	20,986	22,543
Total current assets	638,969	699,812
Property and equipment, net	187,984	183,057
Intangible assets, net	264,948	274,721
Deferred incentive compensation and other charges	69,641	81,181
Goodwill	740,458	738,200
Investments in unconsolidated entities	—	706
Other non-current assets	1,800	1,800
Total assets	$1,903,800	$1,979,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$568,329	$581,471
Accounts payable and accrued liabilities	64,506	74,879
Accrued incentive compensation	16,765	41,173
Debt, current	51,946	27,743
Total current liabilities	701,546	725,266
Deferred revenue, net of current portion	152,039	173,953
Deferred income taxes	91,047	93,893
Debt, net of current portion	501,015	522,086
Financing obligation	15,054	2,700
Other long-term liabilities	17,157	12,488
Total liabilities	1,477,858	1,530,386
Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 40,264,365 and 41,572,523 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	403	416
Additional paid-in capital	759,832	744,333
Accumulated deficit	(331,625)	(295,860)
Accumulated other comprehensive (loss) income	(2,668)	202
Total stockholders’ equity	425,942	449,091
Total liabilities and stockholders’ equity	$1,903,800	$1,979,477

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$198,382	$183,583	$399,117	$362,905
Costs and expenses:
Cost of services, excluding depreciation and amortization	96,440	92,536	192,389	188,026
Member relations and marketing	32,718	29,375	65,113	60,101
General and administrative	32,219	30,853	64,047	62,527
Depreciation and amortization	18,917	18,499	38,684	35,773
Operating income	18,088	12,320	38,884	16,478
Other expense:
Interest expense	(4,389)	(5,154)	(9,210)	(10,766)
Other expense, net	(923)	(128)	(862)	(1,247)
Loss on financing activities	—	—	—	(17,398)
Total other expense, net	(5,312)	(5,282)	(10,072)	(29,411)
Income (loss) before provision for income taxes and equity in (loss) income of unconsolidated entities	12,776	7,038	28,812	(12,933)
Provision for income taxes	(4,870)	(3,372)	(10,533)	(3,094)
Equity in (loss) income of unconsolidated entities	(411)	4,000	(445)	1,621
Net income (loss)	$7,495	$7,666	$17,834	$(14,406)
Earnings per share
Net income (loss) per share—basic	$0.19	$0.18	$0.44	$(0.35)
Net income (loss) per share—diluted	$0.18	$0.18	$0.43	$(0.35)
Weighted average number of shares outstanding:
Basic	40,365	42,440	40,928	41,686
Diluted	40,570	42,914	41,222	41,686
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$7,495	$7,666	$17,834	$(14,406)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities, net of income tax (benefit) expense of $0 and $0 for the three months ended June 30, 2016 and 2015, respectively; and $0 and $(150) for the six months ended June 30, 2016 and 2015, respectively	—	—	—	(81)
Net unrealized (loss) gain on cash flow hedges, net of income tax (benefit) expense of $(392) and $449 for the three months ended June 30, 2016 and 2015, respectively; and $(1,960) and $449 for the six months ended June 30, 2016 and 2015, respectively	(433)	747	(2,870)	747
Comprehensive income (loss)	$7,062	$8,413	$14,964	$(13,740)
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$17,834	$(14,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,684	35,773
Loss on financing activities	—	17,398
Amortization of debt issuance costs	668	704
Deferred income taxes	(881)	11,356
Excess tax benefits from stock-based awards	(633)	(2,745)
Stock-based compensation expense	14,947	15,036
Gain on investment in common stock warrants	—	(70)
Equity in loss (income) of unconsolidated entities	445	(1,621)
Changes in operating assets and liabilities (net of the effect of acquisitions):
Membership fees receivable	4,948	(34,872)
Prepaid expenses and other current assets	7,268	(1,995)
Deferred incentive compensation and other charges	11,408	870
Other non-current assets	—	(258)
Deferred revenue	(35,056)	46,655
Accounts payable and accrued liabilities	(10,738)	(10,949)
Acquisition-related earn-out payments	(1,432)	(1,948)
Accrued incentive compensation	(24,408)	(12,031)
Other long-term liabilities	27	(5,168)
Net cash provided by operating activities	23,081	41,729
Cash flows from investing activities:
Purchases of property and equipment	(19,877)	(23,285)
Capitalized external-use software development costs	(1,608)	(2,181)
Cash paid for acquisitions, net of cash acquired	(1,900)	(744,193)
Investment in unconsolidated entity	—	(3,006)
Redemptions of marketable securities	—	14,714
Net cash used in investing activities	(23,385)	(757,951)
Cash flows from financing activities:
Proceeds from debt, net	17,000	1,280,292
Pay down of debt	(14,375)	(732,189)
Debt issuance costs	—	(2,568)
Proceeds from issuance of common stock, net of selling costs	—	148,786
Proceeds from issuance of common stock from exercise of stock options	3,100	3,014
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(3,432)	(6,007)
Proceeds from issuance of common stock under employee stock purchase plan	256	263
Acquisition-related earn-out payments	(3,600)	(1,500)
Excess tax benefits from stock-based awards	633	2,745
Purchases of treasury stock	(53,616)	—
Net cash (used in) provided by financing activities	(54,034)	692,836
Net decrease in cash and cash equivalents	(54,338)	(23,386)
Cash and cash equivalents, beginning of period	71,825	72,936
Cash and cash equivalents, end of period	$17,487	$49,550

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes	$2,841	$(1,746)
Cash paid for interest	$7,097	$9,473
Non-cash increase in estimated cost of construction of a building under a build-to-suit lease	$12,354	$—

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s Form 10-K for the year ended December 31, 2015 and the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2016.
The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company uses the equity method to account for equity investments in instances in which it owns common stock and has the ability to exercise significant influence, but not control, over the investee and for all investments in partnerships or limited liability companies where the investee maintains separate capital accounts for each investor. All significant intercompany transactions and balances have been eliminated.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2015 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and six months ended June 30, 2016 may not be indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2016, or any other period.
Note 2. Recent accounting pronouncements
Recently adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability and only impacts financial position presentation. In August 2015, the FASB issued guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance codified the Securities and Exchange Commission staff's view on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements consistent with prior practice as an asset. The Company adopted these standards retrospectively on January 1, 2016. The impact the adoption had on the Company's consolidated financial position as of December 31, 2015 is disclosed below. The adoption had no effect on the Company's results of operations for any period.

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

Recently issued
In May 2014, the FASB issued accounting guidance related to revenue recognition. The new standard supersedes most of the existing revenue recognition guidance under GAAP, and requires revenue to be recognized when goods or services are transferred to a customer in an amount that reflects the consideration a company expects to receive. The new standard may require more judgment and estimates relating to the recognition of revenue, which could result in additional disclosures to the financial statements. The original effective date of the new standard was for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB decided to defer by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The Company plans to adopt this standard on January 1, 2018. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.
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
Royall Acquisition Co.
On January 9, 2015, the Company completed the acquisition of all of the issued and outstanding capital stock of Royall Acquisition Co. (together with its subsidiaries, “Royall”) from Royall Holdings, LLC (the “Seller”). Royall is an education market leader in strategic, data-driven student engagement and enrollment management solutions.
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
The fair value of equity issued was approximately $121.2 million based on 2,428,364 shares of the Company's common stock valued at $49.92 per share, which was the closing price of the common stock on January 9, 2015 as reported on the NASDAQ Global Select Market.

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
Acquisition-related costs of $9.9 million were incurred related to this transaction. Of this amount, $6.6 million was recognized and included in general and administrative costs in the Company’s consolidated statements of operations for the six months ended June 30, 2015.
Royall goodwill impairment
Goodwill is reviewed for impairment at least annually as of October 1, which is the first date of the fourth quarter of the Company's fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment. The Company has one operating segment, which is consistent with the way management runs the business and allocates resources. The operating segment has been divided into two reporting units largely as a result of the Royall acquisition and continued integration efforts. The two reporting units are Royall and the remaining Advisory Board business ("Core ABC"). Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
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
Pro forma
The following table presents the Company’s pro forma consolidated revenues and net income for the three and six months ended June 30, 2015. The unaudited pro forma results include the historical statements of operations information of the Company and of Royall, giving effect to the acquisition of Royall and related financing as if they had occurred on January 1, 2014. The unaudited pro forma financial information presented below does not reflect the effect of any actual or anticipated synergies expected to result from the acquisition of Royall. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been recognized had the acquisition of Royall and the related financing been effected on the assumed date.

The unaudited pro forma results are set forth below (in thousands):

	Unaudited Pro Forma Results
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$190,199	$378,197
Net income	$12,331	$10,416

For the six months ended June 30, 2015, the pro forma results, prepared in accordance with GAAP, include the following pro forma adjustments related to the acquisition of Royall:

(i)	an increase in revenue of $2.8 million and an increase in expense of $1.7 million for Royall's activity from January 1, 2015 to the January 9, 2015 acquisition date;

(ii)	an increase in revenue of $12.5 million representing the purchase accounting fair value effect to revenue that was recognized in the six months ended June 30, 2015;

(iii)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $0.4 million;

(iv)	the elimination, and replacement, of the historical Royall interest expense with the interest expense from the Company's new senior secured term credit facility totaling $9.5 million;

(v)	the elimination of $17.4 million of loss on financing activities related to the acquisition-related debt activity; and

(vi)	the elimination of $6.6 million of acquisition-related costs.

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
Interest rate swaps. The Company uses interest rate swaps to manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of discounting the future variable cash payments, or receipts, over the life of the agreements. The variable interest rates used in the calculation of projected receipts are based on observable market interest rate curves.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2016 or 2015.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the related classifications are as follows (in thousands):

	Fair value as of June 30,	Fair value measurement as of June 30, 2016 using fair value hierarchy
	2016	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$17,487	$17,487	$—	$—
Financial liabilities
Interest rate swaps (2)	4,779	—	4,779	—
Contingent earn-out liabilities (3)	3,280	—	—	3,280

	Fair value as of December 31,	Fair value measurement as of December 31, 2015 using fair value hierarchy
	2015	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$71,825	$71,825	$—	$—
Interest rate swaps (2)	419	—	419	—
Financial liabilities
Contingent earn-out liabilities (3)	7,250	—	—	7,250

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using market standard models with observable inputs.

(3)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Contingent earn-out liabilities
The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) in December 2009. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. The fair value of the Southwind earn-out liability was affected by changes in the Company's stock price and by changes in estimates regarding expected operating results through the end of the evaluation period, which was December 31, 2014. As of June 30, 2016, $21.4 million had been earned and paid in cash and shares to the former owners of the Southwind business, which includes the final payment of $1.0 million that was paid during the six months ended June 30, 2016. There is no remaining contingent obligation related to this earn-out agreement.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of Clinovations, LLC (“Clinovations”) in November 2014 was $4.5 million as of the date of acquisition. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation periods, which will end on December 31, 2017 with payments extending through April 2018. A portion of the earn-out liability will be paid in the form of the Company’s common stock. The maximum payout of the earn-out liability is $9.5 million, while the minimum is $0. Based on the results of Clinovations’ operating results, the fair value of the contingent obligation for Clinovations as of June 30, 2016 was estimated at $2.9 million. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results, discount rates for each evaluation period, which vary from approximately 6.7% to 7.5%, and the volatility of the Company's common stock, which was 27.0% as of June 30, 2016.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) in December 2014 was $3.6 million as of the date of acquisition. The fair value of the GradesFirst earn-out liability was affected by changes in estimates regarding expected operating results through the evaluation period, which ended on December 31, 2015. The maximum earn-out potential of $4.0 million was earned during the evaluation period and paid during the six months ended June 30, 2016. There is no remaining contingent obligation related to this earn-out agreement.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes.
The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$1,505	$11,790	$7,250	$12,946
Addition due to acquisition	—	—	357	—
Fair value change in Southwind contingent earn-out liability (1)	—	—	—	209
Fair value change in Clinovations contingent earn-out liability (1)	1,750	(1,427)	680	(1,292)
Fair value change in other contingent earn-out liabilities (1)	25	—	25	—
Southwind earn-out payments	—	(1,947)	(1,032)	(1,947)
GradesFirst earn-out payments	—	—	(4,000)	—
360Fresh, Inc. earn-out payments	—	—	—	(1,500)
Ending balance	$3,280	$8,416	$3,280	$8,416

(1)	Amounts were recognized in cost of services on the consolidated statements of operations.
Financial instruments not recorded at fair value on a recurring basis
Equity method investments. The Company's equity method investments represent the Company's ownership interest in Evolent Health, Inc. and its subsidiary, Evolent Health LLC. The fair value of the Company's ownership interest in Evolent Health, Inc. and its subsidiary prior to any discount was $222.5 million as of June 30, 2016 based on the quoted closing stock price as reported on the New York Stock Exchange. For further information, see Note 7, "Investments in unconsolidated entities." The fair value of the Company's equity method investments is measured quarterly for disclosure purposes. The Company's equity method investments are recorded at fair value only if an impairment charge is recognized.
Credit facilities. The Company estimates that the fair value of its credit facilities was $553.5 million as of June 30, 2016. The fair value was determined based on discounting the future expected variable cash payments over the life of the loan. The variable interest rates used in the calculation are based on observable market interest rates. The credit facilities would be classified as Level 2 within the fair value hierarchy if it were measured at fair value.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (such as when there is evidence of impairment). During the six months ended June 30, 2016 and 2015, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

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
The acquired developed technology, which includes acquired software, databases, and analytics, is classified as software within property and equipment because the developed software application, database, or analytic resides on the Company’s or its service providers’ hardware. Amortization for acquired developed technology is included in depreciation and amortization on the Company’s consolidated statements of operations. Developed technology obtained through acquisitions is amortized using the straight-line method over the estimated useful life used in determining the fair value of the assets at acquisition. As of June 30, 2016, the weighted average useful life of existing acquired developed technology was approximately eight years. The amount of acquired developed technology amortization included in depreciation and amortization for the three and six months ended June 30, 2016 was approximately $2.3 million and $4.6 million, respectively. The amount of acquired developed technology amortization included in depreciation and amortization for the three and six months ended June 30, 2015 was approximately $2.6 million and $4.6 million, respectively.

Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment, net for the periods presented. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three and six months ended June 30, 2016 was $5.4 million and $10.8 million, respectively. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three and six months ended June 30, 2015 was $5.0 million and $9.9 million, respectively.
Internally developed capitalized software related to the Company's hosted software is classified as software within property and equipment and has an estimated useful life of five years. The carrying value of internally developed capitalized software was $73.2 million as of both June 30, 2016 and December 31, 2015. Amortization expense for internally developed capitalized software for the three and six months ended June 30, 2016 recorded in depreciation and amortization on the accompanying statements of operations, was approximately $5.5 million and $11.9 million, respectively. Amortization expense for internally developed capitalized software for the three and six months ended June 30, 2015 recorded in depreciation and amortization on the consolidated statements of operations, was approximately $4.8 million and $9.0 million, respectively.
Property and equipment consists of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Leasehold improvements	$67,015	$63,608
Furniture, fixtures, and equipment	65,762	62,790
Software	213,677	202,384
Construction in progress, subject to a build-to-suit lease	15,054	2,700
Property and equipment, gross	361,508	331,482
Accumulated depreciation and amortization	(173,524)	(148,425)
Property and equipment, net	$187,984	$183,057

The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. During the six months ended June 30, 2016, the Company recognized a $1.0 million impairment loss recorded in depreciation and amortization on the consolidated statements of operations related to certain internally developed software that is no longer in use. The Company did not recognize any impairment losses on any of its long-lived assets during the six months ended June 30, 2015.
Note 6. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles, as well as internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended June 30, 2016 or 2015. There was no impairment of goodwill recorded in the six months ended June 30, 2016 or 2015.
The following illustrates the change in the goodwill balance for the six months ended June 30, 2016 (in thousands):

As of
June 30, 2016
Beginning balance	$738,200
Acquisitions	2,258
Ending balance	$740,458
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 2 years to 17 years. As of June 30, 2016, the weighted average remaining useful life of acquired intangibles was approximately 13.6 years. As of June 30, 2016, the weighted average remaining useful life of internally developed intangibles was approximately 3.6 years. The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of June 30, 2016			As of December 31, 2015
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed software for sale	5.0	$18,510	$(8,350)	$10,160	$16,902	$(6,796)	$10,106
Acquired intangibles:
Developed software	5.2	9,450	(8,325)	1,125	9,450	(8,075)	1,375
Customer relationships	16.2	277,710	(34,379)	243,331	277,710	(25,769)	251,941
Trademarks	8.6	14,900	(5,225)	9,675	14,900	(4,490)	10,410
Non-compete agreements	3.8	1,400	(1,394)	6	1,400	(1,379)	21
Customer contracts	4.7	6,449	(5,798)	651	6,449	(5,581)	868
Total intangibles		$328,419	$(63,471)	$264,948	$326,811	$(52,090)	$274,721

Amortization expense for intangible assets for the three and six months ended June 30, 2016, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $5.7 million and $11.4 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2015 was approximately $6.1 million and $12.3 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for the remaining six months of the fiscal year ending December 31, 2016, for each of the following fiscal years ending December 31, 2017 through 2020, and thereafter: $11.4 million, $22.2 million, $21.3 million, $19.6 million, and $18.4 million, respectively, and $172.0 million thereafter.

Note 7. Investments in unconsolidated entities
As of June 30, 2016, the Company held an 8.7% direct equity interest in Evolent Health LLC (“Evolent LLC”) and a 15.0% equity ownership interest in Evolent Health, Inc. (“Evolent Inc.”), which had no material operations outside of its 70.8% ownership interest in Evolent LLC. These investments are accounted for under the equity method, with the Company’s proportionate share of the investees’ losses recognized in the consolidated statements of operations. The Company has the right to designate two individuals to Evolent Inc.'s board of directors, which seats were occupied by the Company’s Company's Chief Financial Officer and an unaffiliated designee of the Company as of June 30, 2016.
During the three months ended June 30, 2016, the Company's proportionate share of the losses of Evolent Inc. was $1.2 million. The Company recorded $0.3 million of these losses against the remaining carrying amount of its investment. The remaining losses were not recorded as they exceeded the Company's investment balance. The Company will track these unrecorded losses until such time as the Company's investment in Evolent Inc. produces earnings or a gain sufficient to offset the unrecorded losses. During the six months ended June 30, 2016, the Company's proportionate shares of the losses of Evolent Inc. was $2.0 million, of which $1.1 million was recognized in the consolidated statements of operations offset by a $1.1 million dilution gain. The carrying balance of the Company’s investment in Evolent Inc. was $0.0 million as of June 30, 2016. The Company had a total of $0.9 million in unrecorded losses related to its investment in Evolent Inc. as of June 30, 2016.
During the three months ended June 30, 2016, the Company's proportionate share of the losses of Evolent LLC was $1.0 million. The Company recorded $0.2 million of these losses against the remaining carrying amount of its investment. The remaining losses were not recorded as they exceeded the Company's investment balance. During the six months ended June 30, 2016, the Company's proportionate share of the losses of Evolent LLC was $2.5 million, of which $1.6 million was recognized in the consolidated statements of operations, offset by a $0.9 million dilution gain. The carrying balance of the Company’s investment in Evolent LLC was $0.0 million as of June 30, 2016. The Company had a total of $0.8 million in unrecorded losses related to its investment in Evolent LLC as of June 30, 2016.
Because of Evolent LLC's treatment as a partnership for federal income tax purposes, the losses of Evolent LLC pass through to the Company and the other members. The Company's proportionate share of the losses of Evolent LLC is recorded net of the estimated tax benefit the Company believes will be realized from the equity in loss of unconsolidated entities on the consolidated statements of operations. Historically, the Company had provided a full valuation allowance against the deferred tax asset resulting from these benefits. During the three months ended June 30, 2015, the Company determined that it was more-likely-than not able to realize the deferred tax assets associated with its investment in Evolent LLC as a result of the reorganization related to Evolent Inc.'s initial public offering; accordingly, a tax benefit of $6.7 million was recorded to release the valuation allowance previously recorded. An additional tax benefit of $1.5 million was recorded in the three months ended June 30, 2015 for tax benefits associated with current year losses received from Evolent LLC. In the three and six months ended June 30, 2016, additional tax benefits of $0.1 million and $0.3 million, respectively, were recorded for the tax effects of current year losses received from Evolent LLC. Prior to Evolent Inc.’s initial public offering of common stock in June 2015, the Company had provided a full valuation allowance against the deferred tax asset resulting from these benefits.
The equity in (loss) income of unconsolidated entities on the consolidated statement of operations for the combined Evolent entities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dilution gain	$—	$—	$2,026	$—
Allocated share of losses	(511)	(4,265)	(2,732)	(6,644)
Tax benefit	100	8,265	261	8,265
Equity in (loss) income of unconsolidated entities	$(411)	$4,000	$(445)	$1,621
In connection with Evolent Inc.'s initial public offering and the related reorganization, the Company and certain investors in Evolent LLC entered into a tax receivables agreement with Evolent Inc. Under the terms of that agreement, Evolent Inc. will make cash payments to the Company and certain investors in amounts equal to 85% of Evolent Inc.'s actual tax benefit realized from various tax attributes related to activity before the initial public offering. Interest will be included on the tax savings at the applicable London interbank offered rate plus 100 basis points. The tax receivables agreement will generally apply to Evolent Inc.'s taxable years up to and including the 15th anniversary date of the transaction. As of June 30, 2016, the Company had not received any payments pursuant to the tax receivables agreement. As the amount the Company will receive pursuant to the tax receivables agreement is unknown, the Company will recognize payments, if any, associated with this agreement when such payments are received.

As of June 30, 2016, the Company’s basis in the Evolent entities was less than its proportional interest in the equity of Evolent Inc. and Evolent LLC in the amounts of $80.4 million and $68.2 million, respectively. The Company has excluded the effects of the purchase and push down accounting in its determination of the equity in such loss, thereby reducing its share of losses from Evolent Inc. and Evolent LLC for the affected periods. As a result, the basis differences will decrease over time.
Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Evolent Inc. and Evolent LLC to continue to incur losses. The Company’s investments are evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of June 30, 2016, the Company believes that no impairment charge is necessary. For additional information on the fair value of the Company’s investment in the Evolent entities, see Note 4, “Fair value measurements.”
Note 8. Debt
On February 6, 2015, the Company obtained $675 million of senior secured credit facilities, referred to as the “credit facilities,” under a credit agreement with a syndicate of lenders. The credit facilities were amended on October 30, 2015. The amended credit facilities consist of (a) a five-year senior secured term loan facility in the principal amount of $475 million, or “term facility,” and (b) a five-year senior secured revolving credit facility, or “revolving credit facility,” under which up to $200 million principal amount of borrowings and other credit extensions may be outstanding at any time. Amounts drawn under the term loan and revolving credit facilities bear interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.75% or (b) the applicable London interbank offered rate plus an initial margin of 2.25%, subject in each case to margin reductions based on the Company’s total leverage ratio from time to time. As of June 30, 2016, based on the Company's historical leverage ratio, the interest rate margin was 2.00% and the stated annual interest rate on outstanding borrowings was 2.47%.
On June 10, 2016, the Company drew down $17.0 million of borrowings under its revolving credit facility. The draw down borrowings have a maturity of three months and accrue interest at an annual rate of 2.66%. As of June 30, 2016, there was $117.0 million outstanding under the revolving credit facility and $63.9 million available for future borrowings. As of June 30, 2016, $19.1 million of standby letters of credit had been issued under the revolving credit facility.
Long-term debt is summarized as follows (in thousands):

As of June 30, 2016
2.47% term facility due fiscal 2020 ($439,062 face value less unamortized discount of $3,101)	$435,961
Revolving credit facility	117,000
Less: Amounts due in next twelve months ($52,946 face value less unamortized discount of $1,000)	(51,946)
Total long-term debt	$501,015
The credit agreement contains customary representations and warranties, events of default and financial and other covenants, including covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company's compliance with the two financial covenants is measured as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of June 30, 2016.
Interest expense for the three months ended June 30, 2016 and 2015 was $4.4 million and $5.2 million, inclusive of $0.3 million and $0.3 million of amortization of debt issuance costs, and $0.6 million and $0.7 million of payments related to the interest rate swaps described below, respectively. Interest expense for the six months ended June 30, 2016 and 2015 was $9.2 million and $10.8 million, inclusive of $0.7 million and $0.7 million of amortization of debt issuance costs, and $1.2 million and $0.7 million of payments related to the interest rate swaps described below, respectively.
Swap agreements
Through its term facility, the Company is exposed to interest rate risk. In April 2015, to minimize the impact of changes in interest rates on its interest payments, the Company entered into three interest rate swap agreements with financial institutions to swap a portion of its variable-rate interest payments for fixed-rate interest payments. The interest rate swap derivative financial instruments are recorded on the consolidated balance sheets at fair value, which is based on observable market-based expectations of future interest rates.
At hedge inception, the Company entered into interest rate swap arrangements with notional amounts totaling $287.5 million. The swap was structured to have a declining notional amount which matches the amortization schedule of the term facility. As of June 30, 2016, the principal amount hedged was $269.5 million. The interest rate swap agreements mature in February 2020 and have periodic interest settlements, both consistent with the terms of the Company's term facility. Under this agreement, the Company is entitled to receive a floating rate based on the 1-month London interbank offered rate and obligated to pay an average fixed rate of 1.282% on the outstanding notional amount. The Company has designated the interest rate swap as a cash flow hedge of the variability of interest payments under its term facility due to changes in the LIBOR benchmark interest rate. The difference between cash paid and received is recorded within interest expense on the consolidated statements of operations.
As of June 30, 2016 and December 31, 2015, the fair value of the interest rate swaps was a liability of $4.8 million and an asset of $0.4 million, respectively, and was recorded within other long-term liabilities on the Company's consolidated balance sheets. For the three months ended June 30, 2016 and 2015, the change in fair value of the swaps, net of tax, was a decrease of $0.4 million and an increase of $0.7 million, respectively, and was reported as a component of accumulated other comprehensive (loss) income. For the six months ended June 30, 2016 and 2015, the change in fair value of the swaps, net of tax, was a decrease of $2.9 million and an increase $0.7 million, respectively. There was no material hedge ineffectiveness as of June 30, 2016 and 2015. Changes in fair value are reclassified from accumulated other comprehensive (loss) income into earnings in the same period in which the hedged item affects earnings.
If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss on the consolidated statements of operations for the applicable period.
Note 9. Stockholders’ equity
In November 2015, the Company’s board of directors authorized an increase in its cumulative share repurchase program to $550 million of the Company's common stock. The Company repurchased 803,217 and 1,740,247 shares of its common stock at a total cost of approximately $26.2 million and $53.6 million in the three and six months ended June 30, 2016, respectively, pursuant to its share repurchase program. The Company did not repurchase any shares in the three and six months ended June 30, 2015. The total amount of common stock purchased from inception under the program through June 30, 2016 was 19,567,789 shares at a total cost of $505.5 million. All such repurchases have been made in the open market, and all repurchased shares have been retired as of June 30, 2016. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. As of June 30, 2016, the remaining authorized repurchase amount was $44.5 million.
Note 10. Stock-based compensation
Royall inducement plan
On January 9, 2015, in conjunction with the Royall acquisition, the Company created The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees, the "inducement plan," to enable the Company to award options and restricted stock units to persons employed by Royall as an inducement to employees entering into and continuing employment with the Company or its current or future subsidiaries upon consummation of the Royall acquisition. Under the terms of this plan, the aggregate number of shares issuable pursuant to all awards may not exceed 1,906,666. The awards consisted of performance-based stock options to purchase an aggregate of 1,751,000 shares of common stock and performance-based restricted stock units ("RSUs") for an aggregate of 145,867 shares of common stock. Both the performance-based stock options and performance-based RSUs are also subject to service conditions.
Stock options granted under the inducement plan have an exercise price equal to $49.92, which was the closing price of the Company’s common stock on January 9, 2015 as reported on the NASDAQ Global Select Market. The stock options have a seven-year term and are eligible to vest, if performance-based vesting criteria are satisfied, in installments commencing in January 2017 and ending in January 2020. The RSUs were valued at $49.92 and are also eligible to vest in installments commencing in January 2017 and ending in January 2020, subject to satisfaction of performance-based vesting criteria. The vesting criteria in both cases are based on performance of the Royall programs and services. The aggregate grant date fair value of the performance-based stock options, assuming all performance targets are met, is estimated to be approximately $26.8 million. The aggregate grant date fair value of the performance-based RSUs, assuming all performance targets are met, is estimated at approximately $7.3 million. As of June 30, 2016, the Company expects that Royall will achieve 70% to 99% of the performance targets, which would result in vesting of 50% of the performance-based stock options and 50% of the RSUs eligible to vest, subject to forfeitures. The option and RSU awards are reflected in the tables below.
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
Performance-based stock option grant. On March 2, 2016, the compensation committee of the board of directors approved a grant of 319,900 nonqualified performance-based stock options under the 2009 Plan to certain executive officers of the Company. These awards are subject to market conditions and portions will vest, with all awards vesting if the highest levels of the performance are achieved, based on the achievement of sustained stock price during the performance period, which could extend to March 2, 2023. The Company has concluded that it is probable that all awards will vest at the highest level of achievement. The estimated requisite service period, which includes the current estimate of the time to achieve the market conditions is 1.2 years. The option awards are reflected in the table below.
The following table summarizes the changes in common stock options outstanding under the Company’s stock incentive plans during the six months ended June 30, 2016 and 2015:

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2014	994,605	$50.96	1,746,692	$37.19
Granted	1,774,820	49.90	328,096	53.42
Exercised	—	—	(128,669)	23.43
Forfeited	(751,800)	49.92	(13,569)	60.27
Outstanding, as of June 30, 2015	2,017,625	$50.30	1,932,550	$40.70

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2015	2,013,325	$50.42	1,843,110	$41.73
Granted	319,900	28.20	1,005,756	28.31
Exercised	—	—	(237,158)	15.29
Forfeited	(215,370)	49.92	(22,195)	53.38
Expired	—	—	(17,347)	51.77
Outstanding, as of June 30, 2016	2,117,855	$47.11	2,572,166	$38.75
Exercisable, as of June 30, 2016	20,000	$29.58	1,073,586	$41.80
The weighted average fair value of the service-based options, valued using a Black-Scholes model, granted during the six months ended June 30, 2016 was estimated at $9.86 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.2%; an expected term of approximately 5.1 years; expected volatility of 37.46%; and dividend yield of 0.0% over the expected life of the option.
The weighted average fair value of performance-based options granted with market conditions, valued using a Monte Carlo model, during the six months ended June 30, 2016 was estimated at $10.21 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.6%; an expected term of 6.4 years; volatility of 36.5%; and dividend yield of 0.0% over the expected life of the option.
No options with performance and/or market conditions vested during the six months ended June 30, 2016 and 10,000 options with performance conditions vested during the six months ended June 30, 2015.

The following table summarizes the changes in RSUs granted under the Company’s stock incentive plans during the six months ended June 30, 2016 and 2015:

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2014	189,497	$31.82	857,085	$48.94
Granted	169,204	49.74	347,958	53.10
Forfeited	(69,389)	47.90	(19,278)	56.15
Vested	(2,200)	29.58	(357,487)	43.46
Non-vested, June 30, 2015	287,112	$38.51	828,278	$52.89

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2015	301,032	$39.10	839,613	$52.82
Granted	23,580	32.28	467,177	30.36
Forfeited	(33,429)	50.77	(41,089)	47.73
Vested	—	—	(312,131)	51.43
Non-vested, June 30, 2016	291,183	$37.21	953,570	$42.49

The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,493	$2,566	$4,680	$4,458
Member relations and marketing	1,387	1,455	2,501	2,601
General and administrative	4,085	4,610	7,766	7,977
Total costs and expenses	$7,965	$8,631	$14,947	$15,036
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of June 30, 2016, $66.0 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.7 years.
Note 11. Income taxes
The Company's effective tax rates were 38.1% and 47.9% for the three months ended June 30, 2016 and 2015, respectively. The Company's effective tax rates were 36.6% and (23.9)% for the six months ended June 30, 2016 and 2015, respectively. Included in the tax expense for the six months ended June 30, 2016 was a discrete benefit of $0.6 million which primarily related to state law changes and the settlement of uncertain tax positions during the period. For the six month period ended June 30, 2015, the Company recognized a discrete tax benefit of $10.8 million related to the write-off of accumulated Washington, D.C. tax credits. The write-off was a result of changes in the District of Columbia tax laws effective January 1, 2015 and resulted in income tax expense in the six month period ended June 30, 2015.

The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. The Company recognized an immaterial amount of interest in the consolidated statements of operations during the three and six months ended June 30, 2016 and $0.2 million in interest and penalties in the consolidated statements of operations in both the three and six months ended June 30, 2015. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2010.
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
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	40,365	42,440	40,928	41,686
Effect of dilutive outstanding stock-based awards	205	474	294	—
Diluted weighted average common shares outstanding	40,570	42,914	41,222	41,686
In the three months ended June 30, 2016 and 2015, 2.8 million and 0.7 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the six months ended June 30, 2016 and 2015, 2.6 million and 2.8 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.

As of June 30, 2016, the Company had 2.1 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions, or both, and therefore are treated as contingently issuable awards. As of June 30, 2015, the Company had 2.0 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions and were treated as contingently issuable awards. These awards are excluded from diluted earnings per share until the reporting period in which the necessary conditions are achieved. To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted earnings per share will be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. A total of 19,971 contingently issuable shares were included within the diluted earnings per share calculations three and six months ending June 30, 2016 as the related performance goals were met as of June 30, 2016. There were no contingently issuable awards included within the diluted earnings per share calculations for the three and six months ending June 30, 2015.
Note 13. Subsequent Events

On July 12, 2016, Evolent Inc. entered into an agreement and plan of merger for the acquisition of Valence Health, Inc. When closed, this transaction is expected to reduce the Company’s ownership in Evolent Inc. and Evolent LLC. The Company is currently evaluating the effect that this dilution has on its investment and will finalize its accounting for this transaction once the transaction closes and the final valuation report is available.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.
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
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by the expansion of our relationships with existing members, strong renewal rates, acquisition activity, new program launches, addition of new members, and annual price increases. Our revenue grew 10.0% in the six months ended June 30, 2016 over the six months ended June 30, 2015. Our contract value increased 4.5% to $774.9 million as of June 30, 2016 from $741.7 million as of June 30, 2015. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
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
Acquisitions that we have completed since December 31, 2014, including our acquisition of Royall in January 2015, affect the comparability of our results of operations for the three and six months ended June 30, 2016 to our results of operations for the comparable periods in our prior fiscal year.
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
Non-GAAP Financial Presentation
This management’s discussion and analysis presents supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These financial measures, which are considered “non-GAAP financial measures” under SEC rules, are referred to as adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted effective tax rate, and adjusted weighted average common shares outstanding - diluted. See “Non-GAAP Financial Measures” below for reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Results of Operations
The following tables show consolidated statements of operations data, including the amounts expressed as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2016		2015
Revenue	$198,382	100.0%	$183,583	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	96,440	48.6%	92,536	50.4%
Member relations and marketing	32,718	16.5%	29,375	16.0%
General and administrative	32,219	16.2%	30,853	16.8%
Depreciation and amortization	18,917	9.5%	18,499	10.1%
Total costs and expenses	180,294	90.8%	171,263	93.3%
Operating income	18,088	9.2%	12,320	6.7%
Other expense:
Interest expense	(4,389)	(2.2)%	(5,154)	(2.8)%
Other expense, net	(923)	(0.5)%	(128)	(0.1)%
Loss on financing activities	—	—%	—	—%
Total other expense, net	(5,312)	(2.7)%	(5,282)	(2.9)%
Income before provision for income taxes and equity in (loss) income of unconsolidated entities	12,776	6.5%	7,038	3.8%
Provision for income taxes	(4,870)	(2.6)%	(3,372)	(1.9)%
Equity in (loss) income of unconsolidated entities	(411)	(0.2)%	4,000	2.2%
Net income	$7,495	3.7%	$7,666	4.1%

	Six Months Ended June 30,
	2016		2015
Revenue	$399,117	100.0%	$362,905	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	192,389	48.2%	188,026	51.8%
Member relations and marketing	65,113	16.3%	60,101	16.6%
General and administrative	64,047	16.0%	62,527	17.2%
Depreciation and amortization	38,684	9.7%	35,773	9.9%
Total costs and expenses	360,233	90.2%	346,427	95.5%
Operating income	38,884	9.8%	16,478	4.5%
Other expense:
Interest expense	(9,210)	(2.3)%	(10,766)	(3.0)%
Other expense, net	(862)	(0.2)%	(1,247)	(0.3)%
Loss on financing activities	—	—%	(17,398)	(4.8)%
Total other expense, net	(10,072)	(2.5)%	(29,411)	(8.1)%
Income before provision for income taxes and equity in (loss) income of unconsolidated entities	28,812	7.3%	(12,933)	(3.6)%
Provision for income taxes	(10,533)	(2.7)%	(3,094)	(1.0)%
Equity in (loss) income of unconsolidated entities	(445)	(0.1)%	1,621	0.4%
Net income (loss)	$17,834	4.5%	$(14,406)	(4.2)%

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Net income (loss). Net income was $7.5 million in the three months ended June 30, 2016 compared to $7.7 million in the three months ended June 30, 2015. The slight decrease in net income in the three months ended June 30, 2016 was primarily attributable to an $8.3 million tax benefit recorded in the three months ended June 30, 2015 from the release of a valuation allowance, as we determined that we are now more-likely-than not able to realize deferred tax assets associated with our investment in Evolent Health LLC. Our results in the 2016 three-month period reflected an increase in revenue of $14.8 million, partially offset by an increase in operating expenses of $9.0 million.
Net income was $17.8 million in the six months ended June 30, 2016 compared to a net loss of $14.4 million in the six months ended June 30, 2015. The net loss in the prior year period was primarily attributable due to financing losses of $17.4 million and a $10.8 million discrete tax expense related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015. We did not incur comparable expenses in the current period. Our results in the 2016 six-month period reflected an increase in revenue of $36.2 million, partially offset by an increase in operating expenses of $13.8 million.
Revenue. Total revenue increased 8.1% to $198.4 million in the three months ended June 30, 2016 from $183.6 million in the three months ended June 30, 2015. Total revenue increased 10.0% to $399.1 million in the six months ended June 30, 2016 from $362.9 million in the six months ended June 30, 2015, while contract value increased 4.5% to $774.9 million as of June 30, 2016 from $741.7 million as of June 30, 2015. The increases in revenue and contract value were attributable to continued improvements in our Royall business, as well as, expansion of our health care and education research programs, our student success software program, and our Clinovations services offering. Also contributing to the increase was a $12.5 million fair value adjustment to acquisition-related deferred revenue in the six months ended June 30, 2015.
Cost of services. Cost of services increased to $96.4 million in the three months ended June 30, 2016 from $92.5 million in the three months ended June 30, 2015, and increased to $192.4 million in the six months ended June 30, 2016 from $188.0 million in the six months ended June 30, 2015. As a percentage of revenue, cost of services was 48.6% and 50.4% in the three months ended June 30, 2016 and June 30, 2015, respectively, and 48.2% and 51.8% in the six months ended June 30, 2016 and June 30, 2015, respectively. The decrease in cost of services as a percentage of revenue was attributable to the scalability of incremental revenue inherent in our model. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities which consisted of an increase of $1.8 million and a decrease of $1.4 million in the three months ended June 30, 2016 and 2015, respectively, and an increase of $0.7 million and a decrease of $1.1 million in the six months ended June 30, 2016 and 2015, respectively.
Member relations and marketing expense. Member relations and marketing expense increased to $32.7 million in the three months ended June 30, 2016 from $29.4 million in the three months ended June 30, 2015, and increased to $65.1 million in the six months ended June 30, 2016 from $60.1 million in the six months ended June 30, 2015. The increases in member relations and marketing expense were primarily attributable to increases in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. As a percentage of revenue, member relations and marketing expense was 16.5% and 16.0% in the three months ended June 30, 2016 and 2015, respectively, and 16.3% and 16.6% in the six months ended June 30, 2016 and 2015, respectively.
General and administrative expense. General and administrative expense increased to $32.2 million in the three months ended June 30, 2016 from $30.9 million in the three months ended June 30, 2015, and increased to $64.0 million in the six months ended June 30, 2016 from $62.5 million in the six months ended June 30, 2015. The increases in general and administrative expense in the current periods were primarily attributable to increased investment in administrative functions and office space to support our growing organization, partially offset by the recognition of $1.0 million and $6.6 million in acquisition costs related to our acquisition of Royall in the three and six months ended June 30, 2015, respectively. As a percentage of revenue, general and administrative expense decreased to 16.2% in the three months ended June 30, 2016 from 16.8% in the three months ended June 30, 2015, and decreased to 16.0% in the six months ended June 30, 2016 from 17.2% in the six months ended June 30, 2015.
Depreciation and amortization expense. Depreciation and amortization expense increased to $18.9 million in the three months ended June 30, 2016 from $18.5 million in the three months ended June 30, 2015, and increased to $38.7 million in the six months ended June 30, 2016 from $35.8 million in the six months ended June 30, 2015. As a percentage of revenue, depreciation and amortization expense was 9.5% and 10.1% in the three months ended June 30, 2016 and 2015, respectively, and 9.7% and 9.9% in the six months ended June 30, 2016 and 2015, respectively. The increases in depreciation and amortization expense in the current periods were primarily attributable to increased amortization expense from developed capitalized internal-use software and depreciation of improvements made to build-out our new Chicago office.

Interest expense. Interest expense decreased to $4.4 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively, and decreased to $9.2 million and $10.8 million for the six months ended June 30, 2016 and 2015, respectively. The decreases in interest expense were due to lower debt balances following our retirement of $150 million of indebtedness during the three months ended March 31, 2015, as well as the related refinancing, in connection with our acquisition of Royall.
Other expense, net. Other expense, net was $0.9 million in the three months ended June 30, 2016 compared to $0.1 million in the three months ended June 30, 2015 and $0.9 million in the six months ended June 30, 2016 compared to $1.2 million in the six months ended June 30, 2015. We recognized foreign exchange losses of $0.8 million and $0.2 million in the three months ended June 30, 2016 and 2015, respectively, and losses of $0.7 million and $1.3 million in the six months ended June 30, 2016 and 2015, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.
Loss on financing activities. We recognized a loss on financing activities of $17.4 million in connection with the refinancing of acquisition indebtedness during the six months ended June 30, 2015. There was no comparable activity in the six months ended June 30, 2016.
Provision for income taxes. Our provision for income taxes was $4.9 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively, and $10.5 million and $3.1 million for the six months ended June 30 2016 and 2015, respectively. Our effective tax rate for the three months ended June 30, 2016 was 38.1% compared to 47.9% for the three months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was 36.6% compared to (23.9)% for the six months ended June 30, 2015. Our results for the six months ended June 30, 2015 included a $10.8 million discrete tax expense related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015. The effective tax rate was also increased by the non-deductible portion of the acquisition costs related to our purchase of Royall and lower pre-tax book income due to our loss on financing activities.
Equity in (loss) income of unconsolidated entities. Our proportionate share of losses and income of investments in Evolent Health LLC and Evolent Health, Inc., net of tax, during the three months ended June 30, 2016 and 2015 was a loss of$0.4 million and income of $4.0 million, respectively. Our proportionate share of losses and income of investments in Evolent Health LLC and Evolent Health, Inc., net of tax, during the six months ended June 30, 2016 and 2015 was a loss of $0.4 million and income of $1.6 million, respectively. Our results for the three and six months ended June 30, 2015 included an $8.2 million tax benefit from the release of a valuation allowance, as we had determined that we are more-likely-than not able to realize deferred tax assets associated with our investment in Evolent LLC. We did not recognize losses of $1.7 million during the six months ended June 30, 2016 that were in excess of our investment balances. These unrecorded losses are being tracked and will be recognized at such time as the Evolent Health LLC and Evolent Health, Inc. investments generate earnings or other gains.
Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,493	$2,566	$4,680	$4,458
Member relations and marketing	1,387	1,455	2,501	2,601
General and administrative	4,085	4,610	7,766	7,977
Total costs and expenses	$7,965	$8,631	$14,947	$15,036

There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of June 30, 2016, $66.0 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.7 years.

Non-GAAP Financial Measures
We present in our 2015 Form 10-K information about our use of non-GAAP measures, including our reasons for including the measures and limitations with respect to the usefulness of such measures. A reconciliation of adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted effective tax rate, and adjusted weighted average common shares outstanding - diluted to the most directly comparable GAAP financial measures is provided below (in thousands, except per share data).
Adjusted net income and adjusted EBITDA. Adjusted net income increased 12.2% to $19.0 million for the three months ended June 30, 2016 from $16.9 million for the three months ended June 30, 2015, while adjusted EBITDA increased 4.7% to $47.7 million for the three months ended June 30, 2016 from $45.6 million for the three months ended June 30, 2015. Adjusted net income increased 30.5% to $38.4 million for the six months ended June 30, 2016 from $29.4 million for the six months ended June 30, 2015, while adjusted EBITDA increased 12.6% to $95.1 million for the six months ended June 30, 2016 from $84.5 million for the six months ended June 30, 2015. The increases in adjusted EBITDA and adjusted net income were attributable to increased revenue in our Royall business, as well as, continued expansion in our health care and education research programs, our student success software program, and our Clinovations services offering, and also includes a decrease in interest expense and effective tax rate for adjusted net income. The effects of these factors were partially offset by higher marketing and member relations costs and increased depreciation and amortization attributable to increased amortization expense from developed capitalized internal-use software and depreciation of improvements made to build out our new Chicago office.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$198,382	$183,583	$399,117	$362,905
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	6,617	—	12,499
Adjusted revenue	$198,382	$190,200	$399,117	$375,404

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$7,495	$7,666	$17,834	$(14,406)
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	6,617	—	12,499
Equity in loss (income) of unconsolidated entities	411	(4,000)	445	(1,621)
Provision for income taxes	4,870	3,372	10,533	3,094
Loss on financing activities	—	—	—	17,398
Interest expense	4,389	5,154	9,210	10,766
Other expense, net	923	128	862	1,247
Depreciation and amortization	18,917	18,499	38,684	35,773
Acquisition and similar transaction charges	—	961	—	6,610
Fair value adjustments to acquisition-related earn-out liabilities	1,775	(1,427)	705	(1,083)
Build-to-suit land rent	995	—	1,870	—
Vacation accrual adjustment	—	—	—	(850)
Stock-based compensation	7,965	8,631	14,947	15,036
Adjusted EBITDA	$47,740	$45,601	$95,090	$84,463

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$7,495	$7,666	$17,834	$(14,406)
Effect of adjusted tax rate on net income (loss)	—	332	—	8,861
Effect on revenue of fair value adjustments to acquisition-related deferred revenue, net of tax	—	3,758	—	7,046
Equity in loss (income) of unconsolidated entities	411	(4,000)	445	(1,621)
Amortization of acquisition-related intangibles, net of tax	4,437	4,562	9,116	8,782
Loss on financing activities, net tax	—	—	—	9,725
Acquisition and similar transaction charges, net of tax	—	546	—	3,704
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	1,099	(811)	407	(619)
Gain on investment in common stock warrants, net of tax		(40)	—	(40)
Build-to-suit land rent, net of tax	616	—	1,183	—
Vacation accrual adjustment, net of tax	—	—	—	(475)
Stock-based compensation, net of tax	4,930	4,902	9,447	8,483
Adjusted net income	$18,988	$16,915	$38,432	$29,440

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP earnings (loss) per diluted share	$0.18	$0.18	$0.43	$(0.35)
Effect of adjusted tax rate on net income (loss)	—	0.01	—	0.22
Effect of adjusted weighted average common shares outstanding - diluted on earnings (loss) per share	—	—	—	0.01
Effect on revenue of fair value adjustments to acquisition-related deferred revenue, net of tax	—	0.09	—	0.17
Equity in loss (income) of unconsolidated entities	0.01	(0.09)	0.01	(0.03)
Amortization of acquisition-related intangibles, net of tax	0.11	0.11	0.22	0.21
Loss on financing activities, net of tax	—	—	—	0.23
Acquisition and similar transaction charges, net of tax	—	0.01	—	0.09
Fair value adjustments to acquisition-related earn-out liabilities, net of tax	0.03	(0.02)	0.01	(0.02)
Gain on investment in common stock warrants, net of tax	—	(0.01)	—	(0.01)
Build-to-suit land rent, net of tax	0.02	—	0.03	—
Vacation accrual adjustment, net of tax	—	—	—	(0.01)
Stock-based compensation, net of tax	0.12	0.11	0.23	0.19
Non-GAAP earnings per diluted share	$0.47	$0.39	$0.93	$0.70

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective tax rate	38.1%	47.9%	36.6%	(23.9)%
Effect on tax rate of Washington, D.C. tax law change, including write-off of Washington, D.C. income tax credits	—%	—%	—%	73.2%
Effect on tax rate of loss on financing activities	—%	0.9%	—%	(8.5)%
Effect on tax rate of unconsolidated equity method investment related FIN 48 liability	—%	(14.9)%	—%	—%
Effect on tax rate of Royall acquisition costs and other tax items	—%	9.3%	—%	2.8%
Adjusted effective tax rate	38.1%	43.2%	36.6%	43.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding - diluted	40,570	42,914	41,222	41,686
Dilutive shares outstanding	—	—	—	555
Adjusted weighted average common shares outstanding - diluted	40,570	42,914	41,222	42,241

Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that operating cash flows and existing cash and cash equivalents will be sufficient to support our expected operating and capital expenditures, as well as debt service obligations, during at least the next 12 months.
We had cash and cash equivalents of $17.5 million as of June 30, 2016 compared to $71.8 million as of December 31, 2015. We expended $53.6 million in cash to purchase shares of our common stock through our share repurchase program during the six months ended June 30, 2016. During the six months ended June 30, 2015, we did not purchase any shares of our common stock through our share repurchase program.
Cash flows
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for services in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses, and the second quarter of our fiscal year typically provides the lowest quarterly cash flows from operations. Net cash flows provided by operating activities decreased to $23.1 million in the six months ended June 30, 2016 from net cash flows provided by operating activities of $41.7 million in the six months ended June 30, 2015. The decrease in net cash flows provided by operating activities in the six months ended June 30, 2016 was primarily attributable to lower cash collections in the current period when compared to above average cash collections in the prior year period, as well as the timing of payment for certain large vendor invoices.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows used in investing activities decreased to $23.4 million in the six months ended June 30, 2016 from $758.0 million in the six months ended June 30, 2015. Investing activities during the six months ended June 30, 2016 consisted of payments of $1.9 million for acquisitions and $21.5 million in capital expenditures. Investing activities during the six months ended June 30, 2015 consisted of payments of $744.2 million for acquisitions and $25.5 million in capital expenditures, the effects of which were partially offset by redemptions of marketable securities of $14.7 million.

Cash flows from financing activities. We had net cash flows used in financing activities of $54.0 million and net cash flows provided by financing activities of $692.8 million in the six months ended June 30, 2016 and 2015, respectively. Cash flows from financing activities during the six months ended June 30, 2016 consisted of the repurchase of $53.6 million of shares under our stock repurchase program, $14.4 million of debt repayments, $3.6 million of acquisition-related earn-out payments, and the withholding of $3.4 million of shares to satisfy the minimum employee tax withholding for vested restricted stock units. These cash flows were offset in part by $17.0 million of proceeds from borrowings under our revolving credit facility, $3.1 million of proceeds from the issuance of common stock upon the exercise of stock options, and $0.6 million in additional tax benefits related to stock-based compensation arrangements.
Financing activities during the six months ended June 30, 2015 primarily consisted of $1.3 billion in proceeds from borrowings under our senior secured term loan facilities obtained to finance our acquisition of Royall and to retire and refinance such indebtedness. These cash flows were offset in part by $732.2 million of debt repayments in connection with the foregoing financings. In addition, financing activities during the six months ended June 30, 2016 included $148.8 million in proceeds from issuance of common stock, net of selling costs, in an underwritten public offering conducted to retire a portion of the Royall acquisition indebtedness, $3.0 million of proceeds from the issuance of common stock upon the exercise of stock options, and $2.7 million in additional tax benefits related to stock-based compensation arrangements, offset in part by the withholding of $6.0 million of shares to satisfy the minimum employee tax withholding for vested restricted stock units, $2.6 million of debt issuance costs, and a $1.5 million acquisition-related earn-out payment.
Senior secured credit facilities
On February 6, 2015, we obtained $675 million of senior secured credit facilities, referred to as the “credit facilities,” under a credit agreement with a syndicate of lenders. The credit facilities were amended on October 30, 2015.
The amended credit facilities consist of (a) a five-year senior secured term loan facility in the principal amount of $475 million, or “term facility,” and (b) a five-year senior secured revolving credit facility, or “revolving credit facility,” under which up to $200 million principal amount of borrowings and other credit extensions may be outstanding at any time.
Term facility. As of June 30, 2016, $439.1 million was outstanding under the term facility.
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
Amounts drawn under the term facility generally bear interest, payable monthly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, or “LIBOR,” plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of June 30, 2016, based on our historical leverage ratio, the interest rate margin was 2.00%. The interest rate on the alternate base rate loans will fluctuate as the base rate fluctuates, while the interest rate on the LIBOR loans will be adjusted at the end of each applicable interest period. Interest on alternate base rate loans will be payable monthly in arrears, while interest on LIBOR loans will be payable at the end of each applicable interest period, except that, in the case of any interest period longer than three months, interest will be payable at the end of each three-month period.
Revolving facility. On June 10, 2016, we drew down borrowings of $17.0 million under our revolving credit facility. The borrowings have a maturity of three months and a accrue interest at an annual rate of 2.66%. As of June 30, 2016, under the revolving facility, $117.0 million of borrowings were outstanding, $19.1 million of standby letters of credit had been issued, and $63.9 million was available for future borrowings.
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
Amounts drawn under the revolving facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of June 30, 2016, based on our historical leverage ratio, the interest rate margin was 2.00%.

We are obligated to pay a commitment fee at an initial annual rate of 0.25%, subject to reduction based on our total leverage ratio from time to time, accruing on the average daily amount of available commitments under the revolving facility.
We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of our fiscal quarter, for a period consisting of our most recently completed four fiscal quarters. We were in compliance with these financial covenants as of June 30, 2016.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our 2015 Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

Seasonality
Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to certain education program offerings in which contracts typically are aligned with our members' academic year. Historically, these education programs have had lower revenues in the second and third fiscal quarters and higher revenues in the first and fourth fiscal quarters. We expect quarterly fluctuations in operating results to continue as a result of seasonal patterns. Such patterns may change, however, as a result of changes in service, timing, contract terms, new program offerings, increased sales, or acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk. As of June 30, 2016, we had $439.1 million of outstanding borrowings under our term facility and $117.0 million of outstanding borrowings under our revolving facility. Amounts drawn under each facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of June 30, 2016, our outstanding borrowings accrued interest at an annual rate of 2.47%. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the facilities. A hypothetical 10% increase in LIBOR would increase our annual cash interest expense on our variable-rate debt by approximately $0.2 million.
We utilize three interest rate swaps to manage exposure to interest rates on a portion of the variable rate of our indebtedness. Our interest rate swaps are with major financial institutions and are not used for speculative or trading purposes. As of June 30, 2016, the outstanding notional amount on the interest rate swaps was $269.5 million. Our objective with respect to these interest rate swaps is to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We have designated our interest rate swaps as cash flow hedges, and changes in the fair value of the interest rate swaps are recognized in other comprehensive (loss) income. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swaps at fair value, which amounted to a liability of $4.8 million as of June 30, 2016.
Foreign currency risk. Our international operations, which account for approximately 2.4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recognized foreign exchange losses of $0.8 million and $0.2 million in the three months ended June 30, 2016 and 2015, respectively, and losses of $0.7 million and $1.3 million in the six months ended June 30, 2016 and 2015, respectively, which are included in other expense, net in our consolidated statements of operations appearing elsewhere in this report. A hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our financial position as of June 30, 2016.

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
During the second quarter of 2016, we identified a material weakness related to the internal controls over the income tax process. The Company identified errors in current and prior periods in the income tax accounts that resulted from control deficiencies in the income tax process. These errors were not material to the affected financial statements. However, the Company concluded that these control deficiencies in aggregate represent a material weakness in the income tax process as there is a reasonable possibility the controls as currently operating would not prevent or detect a material misstatement.
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, we concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to two material weaknesses in our internal control over financial reporting described below. Based on the newly identified material weakness in the second quarter of 2016 and those previously disclosed material weaknesses which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive

Officer and Chief Financial Officer have concluded that, as of the three months ended June 30, 2016, our disclosure controls and procedures were not effective. In light of the weaknesses in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures that have allowed us to conclude that, notwithstanding the material weakness in our internal controls over financial reporting described below, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
The material weaknesses in our internal control over financial reporting, which are described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, that existed as of December 31, 2015 and continued to exist as of June 30, 2016, are as follows:

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

With respect to the newly identified material weakness related to the income tax process, our preliminary determination is that our management review controls over the income tax process do not operate at a sufficient level of precision to prevent or detect a material misstatement. We are still in the process of evaluating the underlying cause of this operating deficiency and developing our remediation plan.
Management's Remediation Initiatives
We are making progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned some personnel to implement and monitor our short-term and long-term remediation plans and other personnel to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses.
Our initiatives, summarized below, are intended to remediate our material weaknesses and to continue to enhance our internal control over financial reporting.

1.
With respect to the material weakness in the revenue recognition process, we have made process improvements, including a process for a contemporaneous review of contracts and the dedication of additional subject matter expert staff, and are planning an upgraded software solution to properly account for complex contract terms, including customer cancellation provisions and contingent fee arrangements.

2.
With respect to the material weakness in the business combination process, we have made process improvements including standardized review procedures over third-party valuations and related projections. In addition, we have added resources to our accounting and financial reporting functions to facilitate the timely execution of the process improvements.

3.
With respect to the material weakness in the income tax process, we are evaluating the appropriate remediation procedures and will implement process improvements to remediate upon final conclusion of our evaluation.

(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness related to our internal control over financial reporting, as described above. However, our remediation efforts were not complete as of June 30, 2016. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, to $450 million in May 2013, and to $550 million in November 2015. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for the three months ended June 30, 2016 is as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
April 1 to April 30, 2016	657,263	$32.21	657,263	$49,544,302
May 1 to May 31, 2016	—	$—	—	$49,544,302
June 1 to June 30, 2016	145,954	$34.26	145,954	$44,544,345
Total	657,408,954	$32.58	657,408,954
As of June 30, 2016, we had repurchased a total of 19,567,789 shares under our repurchase program since the program’s inception.

Item 5.	Other Information.

a)    Effective on August 8, 2016, upon the recommendation of the governance committee, our board of directors approved an amendment to our amended and restated bylaws to provide for majority voting in the election of directors on the terms and subject to the conditions specified in the amendment.

The amendment provides that, except in the case of a contested election, each director will be elected at a meeting of stockholders by the vote of the majority of the votes cast with respect to that director’s election. For purposes of this bylaw provision, a majority of the votes cast will mean that the number of votes cast “for” a director’s election exceeds the number of votes cast “against” that director’s election. Abstentions and broker non-votes will not be counted as a vote cast either “for” or “against” that director’s election.

In the case of a contested election, the directors will be elected by a vote of a plurality of the votes cast. The bylaw provision defines a “contested election” as one in which the number of nominees exceeds the number of directors to be elected, determined as of the 10th day preceding the date on which we first mail to our stockholders our notice of the meeting at which directors are to be elected.

In order for any incumbent director to become a nominee of the board of directors for further service on the board of directors, such person must submit an irrevocable resignation to the board of directors, contingent on (a) that person not receiving a majority of the votes cast in an election that is not a contested election, and (b) acceptance of that resignation by the board of directors in accordance with the policies and procedures adopted by the board of directors for that purpose. If an incumbent director fails to receive a majority of the votes cast in an election that is not a contested election, the governance committee, or such other committee as may be designated by the board of directors, will make a recommendation to the board of directors as to whether to accept or reject the resignation of such incumbent director, or whether other action should be taken. The board of directors will act on the resignation, taking into account the committee’s recommendation, and publicly disclose (by a press release and filing an appropriate disclosure with the Securities and Exchange Commission) its decision regarding the resignation and, if such resignation is rejected, the rationale behind the decision within 90 days following certification of the election results. The committee in making its recommendation and the board of directors in making its decision each may consider any factors and other information that they consider appropriate and relevant. Any nominee who tenders his or her resignation will not participate in the deliberations of the committee or the board of directors regarding whether to accept the resignation.

The bylaw amendment is filed as Exhibit 3.2.1 to the report. The amended and restated bylaws containing the amendment is filed as Exhibit 3.2.2 to this report.

Item 6.	Exhibits.
(a) Exhibits. The Company files herewith or incorporates by reference herein the exhibits identified below. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K under Commission File No. 000-33283.

3.2.1	Amendment to Amended and Restated Bylaws of the Company adopted effective on August 8, 2016

3.2.2	Amended and Restated Bylaws of the Company as in effect on August 8, 2016

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015, (v) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: August 9, 2016	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.2.1	Amendment to Amended and Restated Bylaws of the Company adopted effective on August 8, 2016

3.2.2	Amended and Restated Bylaws of the Company as in effect on August 8, 2016

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015, (v) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements