Form 10-Q
period 2016-09-30
ADVISORY BOARD CO
filed 2016-11-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
As of November 1, 2016, the registrant had outstanding 40,147,292 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,088	$71,825
Membership fees receivable, net	621,904	605,444
Prepaid expenses and other current assets	20,262	22,543
Total current assets	697,254	699,812
Property and equipment, net	207,608	183,057
Intangible assets, net	260,039	274,721
Deferred incentive compensation and other charges	66,554	81,181
Goodwill	739,507	738,200
Equity method investments	—	706
Other non-current assets	—	1,800
Total assets	$1,970,962	$1,979,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$570,403	$581,471
Accounts payable and accrued liabilities	77,193	74,879
Accrued incentive compensation	24,126	41,173
Debt, current	42,145	27,743
Total current liabilities	713,867	725,266
Deferred revenue, net of current portion	167,639	173,953
Deferred income taxes	81,811	93,893
Debt, net of current portion	486,880	522,086
Financing obligation	33,186	2,700
Other long-term liabilities	16,982	12,488
Total liabilities	1,500,365	1,530,386
Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 40,135,392 and 41,572,523 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	401	416
Additional paid-in capital	774,103	744,333
Accumulated deficit	(302,085)	(295,860)
Accumulated other comprehensive (loss) income	(1,822)	202
Total stockholders’ equity	470,597	449,091
Total liabilities and stockholders’ equity	$1,970,962	$1,979,477

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$200,455	$200,492	$599,572	$563,397
Costs and expenses:
Cost of services, excluding depreciation and amortization	104,215	101,362	296,604	289,388
Member relations and marketing	32,706	30,792	97,819	90,893
General and administrative	32,227	30,678	96,274	93,205
Depreciation and amortization	19,173	18,509	57,857	54,282
Operating income	12,134	19,151	51,018	35,629
Other expense:
Interest expense	(4,530)	(5,450)	(13,738)	(16,216)
Other expense, net	(1,516)	(1,150)	(2,380)	(2,397)
Loss on financing activities	—	—	—	(17,398)
Total other expense, net	(6,046)	(6,600)	(16,118)	(36,011)
Income (loss) before provision for income taxes and gains (losses) from equity method investments	6,088	12,551	34,900	(382)
Provision for income taxes	(3,279)	(8,590)	(13,812)	(11,684)
Gains (losses) from equity method investments	34,729	(3,289)	34,284	(1,668)
Net income (loss)	$37,538	$672	$55,372	$(13,734)
Earnings per share
Net income (loss) per share—basic	$0.94	$0.02	$1.36	$(0.33)
Net income (loss) per share—diluted	$0.93	$0.02	$1.35	$(0.33)
Weighted average number of shares outstanding:
Basic	40,102	42,320	40,651	41,900
Diluted	40,492	42,788	40,977	41,900
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$37,538	$672	$55,372	$(13,734)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities, net of income tax (benefit) expense of $0 and $0 for the three months ended September 30, 2016 and 2015, respectively; and $0 and $(150) for the nine months ended September 30, 2016 and 2015, respectively	—	—	—	(81)
Net unrealized gain (loss) on cash flow hedges, net of income tax (benefit) expense of $610 and $(1,316) for the three months ended September 30, 2016 and 2015, respectively; and $(1,350) and $(871) for the nine months ended September 30, 2016 and 2015, respectively	846	(2,132)	(2,024)	(1,410)
Comprehensive income (loss)	$38,384	$(1,460)	$53,348	$(15,225)
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$55,372	$(13,734)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,857	54,282
Loss on financing activities	—	17,398
Amortization of debt issuance costs	1,017	983
Deferred income taxes	(9,776)	9,912
Excess tax benefits from stock-based awards	(3,925)	(2,804)
Stock-based compensation expense	22,914	22,130
Gain on investment in common stock warrants	—	(70)
Loss on cost method investment	1,800	—
Gain on partial sale of equity method investment	(29,679)	—
Equity from (income) loss of equity method investments	(4,605)	1,668
Changes in operating assets and liabilities (net of the effect of acquisitions):
Membership fees receivable	(16,460)	(35,774)
Prepaid expenses and other current assets	11,945	7,596
Deferred incentive compensation and other charges	14,495	2,977
Other non-current assets	—	(258)
Deferred revenue	(17,382)	58,469
Accounts payable and accrued liabilities	(9,898)	(5,595)
Acquisition-related earn-out payments	(1,432)	(2,198)
Accrued incentive compensation	(17,047)	(4,222)
Other long-term liabilities	1,263	(3,203)
Net cash provided by operating activities	56,459	107,557
Cash flows from investing activities:
Purchases of property and equipment	(34,808)	(39,498)
Capitalized external-use software development costs	(2,434)	(2,965)
Cash paid for acquisitions, net of cash acquired	(1,900)	(746,693)
Cash paid for investment in equity method investment	—	(3,006)
Cash received from partial sale of equity method investment	48,565	—
Redemptions of marketable securities	—	14,714
Net cash provided by (used in) investing activities	9,423	(777,448)
Cash flows from financing activities:
Proceeds from debt, net	17,000	1,280,292
Pay down of debt	(38,562)	(739,377)
Debt issuance costs	—	(2,568)
Proceeds from issuance of common stock, net of selling costs	—	148,786
Proceeds from issuance of common stock from exercise of stock options	3,337	3,262
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(3,473)	(6,058)
Proceeds from issuance of common stock under employee stock purchase plan	370	389
Acquisition-related earn-out payments	(3,600)	(1,500)
Excess tax benefits from stock-based awards	3,925	2,804
Purchases of treasury stock	(61,616)	(33,000)
Net cash (used in) provided by financing activities	(82,619)	653,030
Net decrease in cash and cash equivalents	(16,737)	(16,861)
Cash and cash equivalents, beginning of period	71,825	72,936
Cash and cash equivalents, end of period	$55,088	$56,075

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company’s Quarterly Reports on Form 10-Q for subsequent quarters.
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2015 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and nine months ended September 30, 2016 may not be indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2016, or any other period.
In connection with the preparation of the unaudited consolidated financial statements, the Company recorded corrections of certain out-of-period, immaterial misstatements that occurred in prior periods. These corrections resulted in an increase to the provision for income taxes of $4.2 million and $4.4 million for the three and nine months ended September 30, 2016, respectively, primarily related to recording reserves for tax positions taken in prior periods. These corrections also resulted in a decrease to income tax expense of $5.1 million included in gains (losses) from equity method investees for the three and nine months ended September 30, 2016 related to recording a deferred tax asset for the outside basis difference in the Company's investment in Evolent, Inc. The impact of these out-of-period corrections on net income for the three and nine months ended September 30, 2016 was not significant.

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
In August 2016, the FASB issued accounting guidance relating to the statement of cash flows. The guidance clarifies how certain cash receipts and cash payments are presented in the statement of cash flows. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
Royall Acquisition Co.
On January 9, 2015, the Company completed the acquisition of all of the issued and outstanding capital stock of Royall Acquisition Co. (together with its subsidiaries, “Royall”) from Royall Holdings, LLC. Royall is an education market leader in strategic, data-driven student engagement and enrollment management solutions.
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
Acquisition-related costs of $9.9 million were incurred related to this transaction. Of this amount, $6.6 million was recognized and included in general and administrative costs in the Company’s consolidated statements of operations for the nine months ended September 30, 2015.
Royall goodwill impairment
Goodwill is reviewed for impairment at least annually as of October 1, which is the first date of the fourth quarter of the Company's fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs its goodwill impairment test at the reporting unit level, which is one level below the operating segment. The Company has one operating segment, which is consistent with the way management runs the business and allocates resources. The operating segment has been divided into two reporting units largely as a result of the Royall acquisition and continued integration efforts. The two reporting units are Royall and the remaining Advisory Board business. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.

As of the October 1, 2015 goodwill impairment assessment, the Royall reporting unit failed the step one test and the Company performed the step two test. In connection with the step two test, the Company estimated the fair value of identifiable intangible assets and deferred revenue using methodologies consistent with those used in the original Royall purchase price allocation. Key assumptions were updated to reflect the current outlook for the Royall business as well as market conditions. The step two analysis resulted in a goodwill impairment of $99.1 million, which was recorded in the year ended December 31, 2015. In addition, the Company recorded an adjustment to the Royall purchase price allocation resulting in an increase to deferred tax assets and a reduction of goodwill of approximately $1 million during the three months ended September 30, 2016.
Pro forma
The following table presents the Company’s pro forma consolidated revenues and net income for the three and nine months ended September 30, 2015. The unaudited pro forma results include the historical statements of operations information of the Company and of Royall, giving effect to the acquisition of Royall and related financing as if they had occurred on January 1, 2014. The unaudited pro forma financial information presented below does not reflect the effect of any actual or anticipated synergies expected to result from the acquisition of Royall. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been recognized had the acquisition of Royall and the related financing been effected on the assumed date.
The unaudited pro forma results are set forth below (in thousands):

	Unaudited Pro Forma Results
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue	$200,492	$578,689
Net income	$672	$11,088

For the nine months ended September 30, 2015, the pro forma results, prepared in accordance with GAAP, include the following pro forma adjustments related to the acquisition of Royall:

(i)	an increase in revenue of $2.8 million and an increase in expense of $1.7 million for Royall's activity from January 1, 2015 to the January 9, 2015 acquisition date;

(ii)	an increase in revenue of $12.5 million representing the purchase accounting fair value effect to revenue that was recognized in the nine months ended September 30, 2015;

(iii)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $0.4 million;

(iv)	the elimination, and replacement, of the historical Royall interest expense with the interest expense from the Company's new senior secured term credit facility totaling $15.0 million;

(v)	the elimination of $17.4 million of loss on financing activities related to the acquisition-related debt activity; and

(vi)	the elimination of $6.6 million of acquisition-related costs.

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
Interest rate swaps. The Company uses interest rate swaps to manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of discounting the future variable cash payments, or receipts, over the life of the agreements. The variable interest rates used in the calculation of projected receipts are based on observable market interest rate curves. See Note 8, "Debt."
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2016 or 2015.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the related classifications are as follows (in thousands):

	Fair value as of September 30,	Fair value measurement as of September 30, 2016 using fair value hierarchy
	2016	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$55,088	$55,088	$—	$—
Financial liabilities
Interest rate swaps (2)	3,052	—	3,052	—
Contingent earn-out liabilities (3)	1,365	—	—	1,365

	Fair value as of December 31,	Fair value measurement as of December 31, 2015 using fair value hierarchy
	2015	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$71,825	$71,825	$—	$—
Interest rate swaps (2)	419	—	419	—
Financial liabilities
Contingent earn-out liabilities (3)	7,250	—	—	7,250

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using market standard models with observable inputs.

(3)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Contingent earn-out liabilities
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of Clinovations, LLC (“Clinovations”) in November 2014 was $4.5 million as of the date of acquisition. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation periods, which will end on December 31, 2017 with payments extending through April 2018. During the three months ended September 30, 2016, 62,269 shares were issued to pay a portion of the earn-out liability. The maximum payout of the earn-out liability is $9.5 million, while the minimum is $0. Based on the results of Clinovations’ operating results, the fair value of the contingent obligation for Clinovations as of September 30, 2016 was estimated at $0.8 million. The fair value of the Clinovations earn-out liability is affected by changes in estimates regarding expected operating results, discount rates for each evaluation period, which vary from approximately 6.7% to 7.5%, and the volatility of the Company's common stock, which was 28.0% as of September 30, 2016.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) in December 2014 was $3.6 million as of the date of acquisition. The fair value of the GradesFirst earn-out liability was affected by changes in estimates regarding expected operating results through the evaluation period, which ended on December 31, 2015. The maximum earn-out potential of $4.0 million was earned during the evaluation period and paid during the nine months ended September 30, 2016. There is no remaining contingent obligation related to this earn-out agreement.
The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) in December 2009. The Company’s fair value estimate of the Southwind earn-out liability was $5.6 million as of the date of acquisition. The fair value of the Southwind earn-out liability was affected by changes in the Company's stock price and by changes in estimates regarding expected operating results through the end of the evaluation period, which was December 31, 2014. As of September 30, 2016, $21.4 million had been earned and paid in cash and shares to the former owners of the Southwind business, which includes the final payment of $1.0 million that was paid during the nine months ended September 30, 2016. There is no remaining contingent obligation related to this earn-out agreement.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes.
The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$3,280	$8,416	$7,250	$12,946
Addition due to acquisition	—	—	357	—
Fair value change in Clinovations contingent earn-out liability (1)	647	(1,297)	1,327	(2,589)
Fair value change in GradesFirst contingent earn-out liability (1)	—	200	—	200
Fair value change in Southwind contingent earn-out liability (1)	—	40	—	249
Fair value change in other contingent earn-out liabilities (1)	141	—	166	—
Southwind earn-out payments	—	(334)	(1,032)	(2,281)
Clinovations earn-out share-based payment	(2,703)	—	(2,703)	—
GradesFirst earn-out payments	—	—	(4,000)	—
360Fresh, Inc. earn-out payments	—	—	—	(1,500)
Ending balance	$1,365	$7,025	$1,365	$7,025

(1)	Amounts were recognized in cost of services on the consolidated statements of operations.

Financial instruments not recorded at fair value on a recurring basis
Equity method investments. The Company's equity method investments represent the Company's ownership interest in Evolent Health, Inc. and its subsidiary, Evolent Health LLC. The fair value of the Company's ownership interest in Evolent Health, Inc. and its subsidiary prior to any discount was $229.9 million as of September 30, 2016 based on the quoted closing stock price as reported on the New York Stock Exchange. For further information, see Note 7, "Equity method investments." The fair value of the Company's equity method investments is measured quarterly for disclosure purposes. The Company's equity method investments are recorded at fair value only if an impairment charge is recognized.
Credit facilities. The Company estimates that the fair value of its credit facilities was $530.5 million as of September 30, 2016. The fair value was determined based on discounting the future expected variable cash payments over the life of the loan. The variable interest rates used in the calculation are based on observable market interest rates. The credit facilities would be classified as Level 2 within the fair value hierarchy if it were measured at fair value.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (such as when there is evidence of impairment). During the nine months ended September 30, 2016 and 2015, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
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
The acquired developed technology, which includes acquired software, databases, and analytics, is classified as software within property and equipment because the developed software application, database, or analytic resides on the Company’s or its service providers’ hardware. Amortization for acquired developed technology is included in depreciation and amortization on the Company’s consolidated statements of operations. Developed technology obtained through acquisitions is amortized using the straight-line method over the estimated useful life used in determining the fair value of the assets at acquisition. As of September 30, 2016, the weighted average useful life of existing acquired developed technology was approximately eight years. The amount of acquired developed technology amortization included in depreciation and amortization for the three and nine months ended September 30, 2016 was approximately $2.1 million and $6.7 million, respectively. The amount of acquired developed technology amortization included in depreciation and amortization for the three and nine months ended September 30, 2015 was approximately $2.4 million and $7.0 million, respectively.
Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment, net for the periods presented. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three and nine months ended September 30, 2016 was $5.7 million and $16.6 million, respectively. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three and nine months ended September 30, 2015 was $5.1 million and $15.0 million, respectively.
Internally developed capitalized software related to the Company's hosted software is classified as software within property and equipment and has an estimated useful life of five years. As of September 30, 2016 and December 31, 2015, the carrying value of internally developed capitalized software was $75.1 million and $73.2 million, respectively. Amortization expense for internally developed capitalized software for the three and nine months ended September 30, 2016 recorded in depreciation and amortization on the accompanying statements of operations, was approximately $5.6 million and $17.5 million, respectively. Amortization expense for internally developed capitalized software for the three and nine months ended September 30, 2015 recorded in depreciation and amortization on the consolidated statements of operations, was approximately $4.9 million and $13.9 million, respectively.

Property and equipment consists of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Leasehold improvements	$69,194	$63,608
Furniture, fixtures, and equipment	67,593	62,790
Software	224,479	202,384
Construction in progress, subject to a build-to-suit lease	33,186	2,700
Property and equipment, gross	394,452	331,482
Accumulated depreciation and amortization	(186,844)	(148,425)
Property and equipment, net	$207,608	$183,057
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. During the nine months ended September 30, 2016, the Company recognized a $1.0 million impairment loss recorded in depreciation and amortization on the consolidated statements of operations related to certain internally developed software that is no longer in use. The Company did not recognize any impairment losses on any of its long-lived assets during the nine months ended September 30, 2015.
Note 6. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles, as well as internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended September 30, 2016 or 2015. There was no impairment of goodwill recorded in the nine months ended September 30, 2016 or 2015.
The following illustrates the change in the goodwill balance for the nine months ended September 30, 2016 (in thousands):

As of
September 30, 2016
Beginning balance	$738,200
Acquisitions	2,258
Adjustment related to Royall acquisition (1)	(951)
Ending balance	$739,507

(1) Represents an adjustment to the purchase price allocation resulting in an increase to deferred tax assets and a reduction of goodwill.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 2 years to 17 years. As of September 30, 2016, the weighted average remaining useful life of acquired intangibles was approximately 13.4 years. As of September 30, 2016, the weighted average remaining useful life of internally developed intangibles was approximately 3.5 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of September 30, 2016			As of December 31, 2015
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed software for sale	5.0	$19,336	$(9,177)	$10,159	$16,902	$(6,796)	$10,106
Acquired intangibles:
Developed software	5.2	9,450	(8,450)	1,000	9,450	(8,075)	1,375
Customer relationships	16.2	277,710	(38,678)	239,032	277,710	(25,769)	251,941
Trademarks	8.6	14,900	(5,593)	9,307	14,900	(4,490)	10,410
Non-compete agreements	3.8	1,400	(1,400)	—	1,400	(1,379)	21
Customer contracts	4.7	6,449	(5,908)	541	6,449	(5,581)	868
Total intangibles		$329,245	$(69,206)	$260,039	$326,811	$(52,090)	$274,721

Amortization expense for intangible assets for the three and nine months ended September 30, 2016, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $5.7 million and $17.1 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2015 was approximately $6.1 million and $18.4 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for the remaining three months of the fiscal year ending December 31, 2016, for each of the following fiscal years ending December 31, 2017 through 2020, and thereafter: $5.7 million, $22.4 million, $21.4 million, $19.8 million, and $18.5 million, respectively, and $172.2 million thereafter.
Note 7. Equity method investments
As of September 30, 2016, the Company held an 8.6% equity interest in Evolent Health LLC (“Evolent LLC”) and a 9.2% equity ownership interest in Evolent Health, Inc. (“Evolent Inc.”), which had no material operations outside of its 74.6% ownership interest in Evolent LLC. These investments are accounted for under the equity method, with the Company’s proportionate share of the investees’ losses recognized in the consolidated statements of operations. The Company has the right to designate two individuals to Evolent Inc.'s board of directors, who were the Company’s Chief Financial Officer and an unaffiliated designee of the Company as of September 30, 2016.
During the three months ended September 30, 2016, the Company sold a portion of its interest in Evolent Inc., retaining a 9.2% interest immediately after such sale. Total cash received from the transaction was $48.6 million and resulted in the recognition of an after tax gain of $29.7 million in the three and nine months ended September 30, 2016. During the three months ended September 30, 2016, the Company's proportionate share of the losses of Evolent Inc. was $1.2 million. These losses were not recorded as they exceeded the Company's investment balance. The Company will track these unrecorded losses until such time as the Company's investment in Evolent Inc. produces earnings or a gain sufficient to offset the unrecorded losses. During the nine months ended September 30, 2016, the Company's proportionate share of the losses of Evolent Inc. was $3.5 million, of which $1.5 million was recognized in the consolidated statements of operations. The carrying balance of the Company’s investment in Evolent Inc. was $0.0 million as of September 30, 2016. The Company had a total of $1.8 million in unrecorded losses related to its investment in Evolent Inc. as of September 30, 2016.
During the three months ended September 30, 2016, the Company's proportionate share of the losses of Evolent LLC was $1.3 million. These losses were not recorded as they exceeded the Company's investment balance. During the nine months ended September 30, 2016, the Company's proportionate share of the losses of Evolent LLC was $3.5 million, of which $1.2 million was recognized in the consolidated statements of operations. The carrying balance of the Company’s investment in Evolent LLC was $0.0 million as of September 30, 2016. The Company had a total of $1.5 million in unrecorded losses related to its investment in Evolent LLC as of September 30, 2016.
At the time of the reorganization and IPO of Evolent Inc., the Company carried over its basis in the investment resulting in a significant difference between its basis and its proportionate share in the equity of Evolent Inc. As of September 30, 2016, the basis difference totaled $50.8 million and will decrease over time through amortization and upon any sale or dilutive transactions. The Company has excluded the effects of the purchase and push down accounting applied by Evolent Inc. upon gaining control of Evolent LLC in its determination of the equity in Evolent LLC losses, thereby reducing its share of losses from Evolent LLC for the affected periods.
Because of Evolent LLC's treatment as a partnership for federal income tax purposes, the losses of Evolent LLC pass through to the Company and the other members. The Company's proportionate share of the losses of Evolent LLC is recorded net of the estimated tax benefit the Company believes will be realized from the equity in loss of equity method investments on the consolidated statements of operations. Historically, the Company had provided a full valuation allowance against the deferred tax asset resulting from these benefits. During the nine months ended September 30, 2015, the Company determined that it was more-likely-than not able to realize the deferred tax assets associated with its investment in Evolent LLC as a result of the reorganization related to Evolent Inc.'s initial public offering; accordingly, a tax benefit of $6.7 million was recorded to release the valuation allowance previously recorded. An additional tax benefit of $0.9 million was recorded in the nine months ended September 30, 2015 for tax benefits associated with current year losses received from Evolent LLC. In the three and nine months ended September 30, 2016, additional tax benefits of $5.1 million and $5.4 million, respectively, were recorded for the tax effects of current year losses received from Evolent LLC and prior period adjustments. In the three and nine months ended September 30, 2016, tax expense of $18.9 million was recorded for the tax effect of the current period gain on sale of shares in Evolent, Inc.
The gains (losses) from equity method investments on the consolidated statement of operations for the combined Evolent entities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dilution gain	$—	$—	$2,026	$—
Gain on partial sale of investment	48,565	—	48,565	—
Allocated share of losses	—	(2,594)	(2,732)	(9,238)
Tax (expense) benefit	(13,836)	(695)	(13,575)	7,570
Gains (losses) from equity method investments	$34,729	$(3,289)	$34,284	$(1,668)
In connection with Evolent Inc.'s initial public offering and the related reorganization, the Company and certain investors in Evolent LLC entered into a tax receivables agreement with Evolent Inc. Under the terms of that agreement, Evolent Inc. will make cash payments to the Company and certain investors in amounts equal to 85% of Evolent Inc.'s actual tax benefit realized from various tax attributes related to activity before the initial public offering. Interest will be included on the tax savings at the applicable London interbank offered rate plus 100 basis points. The tax receivables agreement will generally apply to Evolent Inc.'s taxable years up to and including the 15th anniversary date of the transaction. As of September 30, 2016, the Company had not received any payments pursuant to the tax receivables agreement. As the amount the Company will receive pursuant to the tax receivables agreement is unknown, the Company will recognize payments, if any, associated with this agreement when such payments are received.
The following is a summary of the financial position of Evolent LLC as of the dates presented. The period from June 4 to December 31, 2015 includes the effects of purchase accounting pushed down to Evolent LLC as part of the initial public offering which Evolent Inc. completed on June 4, 2015.

	As of
	September 30, 2016	December 31, 2015
Assets:
Current assets	$191,429	$184,463
Non-current assets	659,851	831,051
Total assets	$851,280	$1,015,514
Liabilities and members’ equity:
Current liabilities	$65,315	$59,506
Non-current liabilities	7,998	111
Total liabilities	73,313	59,617
Members’ equity	777,967	955,897
Total liabilities and members’ equity	$851,280	$1,015,514

The following is a summary of the operating results of Evolent LLC for the periods presented which include the effects of purchase accounting pushed down to Evolent LLC as part of the initial public offering which Evolent Inc. completed on June 4, 2015. The period from June 4 to December 31, 2015 reflects the impact of the push down accounting that was recorded on the Evolent LLC financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,	Period June 4 - September 30,	Period January 1 - June 3,
	2016	2015	2016	2015	2015
Revenue	$60,210	$40,406	$166,177	$50,820	$61,814
Cost of revenue (exclusive of depreciation and amortization)	33,905	24,762	95,294	32,649	44,839
Gross profit	$26,305	$15,644	$70,883	$18,171	$16,975

Net loss	$(16,029)	$(17,192)	$(203,199)	$(28,718)	$(44,079)
The following is a summary of the consolidated financial position of Evolent Inc. as of the dates presented:

	As of
	September 30, 2016	December 31, 2015
Assets:
Current assets	$191,429	$184,463
Non-current assets	659,851	831,051
Total assets	$851,280	$1,015,514
Liabilities and shareholders' equity:
Current liabilities	$65,329	$59,506
Non-current liabilities	26,094	21,429
Total liabilities	91,423	80,935
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	562,228	649,341
Non-controlling interests	197,629	285,238
Total liabilities and shareholders’ equity	$851,280	$1,015,514
The following is a summary of the consolidated operating results of Evolent Inc. for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$60,210	$40,406	$166,177	$50,820
Cost of revenue (exclusive of depreciation and amortization)	33,905	24,762	95,294	32,649
Gross profit	$26,305	$15,644	$70,883	$18,171

Income (loss) before income taxes and non-controlling interests	$(16,031)	$(17,192)	$(203,199)	$357,250
Net income (loss)	$(15,775)	$(17,088)	$(201,585)	$328,081
Net income (loss) attributable to Evolent Health, Inc.	$(11,208)	$(11,980)	$(142,335)	$336,613
Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Evolent Inc. and Evolent LLC to continue to incur losses. The Company’s investments are evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of September 30, 2016, the Company believes that no impairment charge is necessary. For additional information on the fair value of the Company’s investment in the Evolent entities, see Note 4, “Fair value measurements.”

Note 8. Debt
On February 6, 2015, the Company obtained $675 million of senior secured credit facilities (“credit facilities”) under a credit agreement with a syndicate of lenders. The credit facilities were amended on October 30, 2015. The amended credit facilities consist of (a) a five-year senior secured term loan facility in the principal amount of $475 million (“term facility”) and (b) a five-year senior secured revolving credit facility (“revolving credit facility”) under which up to $200 million principal amount of borrowings and other credit extensions may be outstanding at any time. Amounts drawn under the term facility and revolving credit facilities bear interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate plus an initial margin of 2.25%, subject in each case to margin reductions based on the Company’s total leverage ratio from time to time. As of September 30, 2016, based on the Company's historical leverage ratio, the interest rate margin was 2.00% and the stated annual interest rate on outstanding borrowings was 2.53%.
In June 2016 the Company drew down $17.0 million of borrowings under its revolving credit facility which was repaid during the three months ended September 30, 2016. The draw down borrowings had a maturity of three months and accrued interest at an annual rate of 2.66%. As of September 30, 2016 there was $100.0 million outstanding under the revolving credit facility and $80.9 million available for future borrowings. As of September 30, 2016 $19.1 million of standby letters of credit had been issued under the revolving credit facility.
Long-term debt is summarized as follows (in thousands):

As of September 30, 2016
2.53% term facility due fiscal 2020 ($431,875 face value less unamortized discount of $2,850)	$429,025
Revolving credit facility	100,000
Less: Amounts due in next twelve months ($43,125 face value less unamortized discount of $980)	(42,145)
Total long-term debt	$486,880
The credit agreement contains customary representations and warranties, events of default and financial and other covenants, including covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company's compliance with the two financial covenants is measured as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of September 30, 2016.
Interest expense for the three months ended September 30, 2016 and 2015 was $4.5 million and $5.5 million, inclusive of $0.3 million and $0.3 million of amortization of debt issuance costs, and $0.5 million and $0.8 million of payments related to the interest rate swaps described below, respectively. Interest expense for the nine months ended September 30, 2016 and 2015 was $13.7 million and $16.2 million, inclusive of $1.0 million and $1.0 million of amortization of debt issuance costs, and $1.7 million and $1.3 million of payments related to the interest rate swaps described below, respectively.
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
At hedge inception, the Company entered into interest rate swap arrangements with notional amounts totaling $287.5 million. The swap was structured to have a declining notional amount which matches the amortization schedule of the term facility. As of September 30, 2016, the principal amount hedged was $265.9 million. The interest rate swap agreements mature in February 2020 and have periodic interest settlements, both consistent with the terms of the Company's term facility. Under this agreement, the Company is entitled to receive a floating rate based on the 1-month London interbank offered rate and obligated to pay an average fixed rate of 1.282% on the outstanding notional amount. The Company has designated the interest rate swap as a cash flow hedge of the variability of interest payments under its term facility due to changes in the LIBOR benchmark interest rate. The difference between cash paid and received is recorded within interest expense on the consolidated statements of operations.
As of September 30, 2016 and December 31, 2015, the fair value of the interest rate swaps was a liability of $3.1 million and an asset of $0.4 million, respectively, and was recorded within other long-term liabilities on the Company's consolidated balance sheets. For the three months ended September 30, 2016 and 2015, the change in fair value of the swaps, net of tax, was an increase of $0.8 million and an decrease of $2.1 million, respectively, and was reported as a component of accumulated other comprehensive income (loss). For the nine months ended September 30, 2016 and 2015, the change in fair value of the swaps, net of tax, was a decrease of $2.1 million and an decrease $1.4 million, respectively. There was no hedge ineffectiveness as of September 30, 2016 and 2015. Changes in fair value are reclassified from accumulated other comprehensive income (loss) into earnings in the same period in which the hedged item affects earnings.
If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss on the consolidated statements of operations for the applicable period.
Note 9. Stockholders’ equity
In November 2015, the Company’s board of directors authorized an increase in its cumulative share repurchase program to $550 million of the Company's common stock. The Company repurchased 211,011 and 1,951,258 shares of its common stock at a total cost of approximately $8.0 million and $61.6 million in the three and nine months ended September 30, 2016, respectively, pursuant to its share repurchase program. The Company repurchased 677,503 shares of its common stock at a total cost of approximately $33.0 million in the three and nine months ended September 30, 2015. The total amount of common stock purchased from inception under the program through September 30, 2016 was 19,778,800 shares at a total cost of $513.5 million. All such repurchases have been made in the open market, and all repurchased shares have been retired as of September 30, 2016. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. As of September 30, 2016, the remaining authorized repurchase amount was $36.5 million.
Note 10. Stock-based compensation
Royall inducement plan
On January 9, 2015, in conjunction with the Royall acquisition, the Company created The Advisory Board Company Inducement Stock Incentive Plan for Royall Employees ("inducement plan") to enable the Company to award options and restricted stock units to persons employed by Royall as an inducement to employees entering into and continuing employment with the Company or its current or future subsidiaries upon consummation of the Royall acquisition. Under the terms of this plan, the aggregate number of shares issuable pursuant to all awards may not exceed 1,906,666. The awards consisted of performance-based stock options to purchase an aggregate of 1,751,000 shares of common stock and performance-based restricted stock units ("RSUs") for an aggregate of 145,867 shares of common stock. Both the performance-based stock options and performance-based RSUs are also subject to service conditions.
Stock options granted under the inducement plan have an exercise price equal to $49.92, which was the closing price of the Company’s common stock on January 9, 2015 as reported on the NASDAQ Global Select Market. The stock options have a seven-year term and are eligible to vest, if performance-based vesting criteria are satisfied, in installments commencing in January 2017 and ending in January 2020. The RSUs were valued at $49.92 and are also eligible to vest in installments commencing in January 2017 and ending in January 2020, subject to satisfaction of performance-based vesting criteria. The vesting criteria in both cases are based on performance of the Royall programs and services. The aggregate grant date fair value of the performance-based stock options, assuming all performance targets are met, was estimated to be approximately $26.8 million. The aggregate grant date fair value of the performance-based RSUs, assuming all performance targets are met, was estimated at approximately $7.3 million. As of September 30, 2016, the Company expects that Royall will achieve 70% to 99% of the performance targets, which would result in vesting of 50% of the performance-based stock options and 50% of the RSUs eligible to vest, subject to forfeitures. The option and RSU awards are reflected in the tables below.
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

Performance-based stock option grant. On March 2, 2016, the compensation committee of the board of directors approved a grant of 319,900 nonqualified performance-based stock options under the 2009 Plan to certain executive officers of the Company. These awards are subject to market conditions and portions will vest, with all awards vesting if the highest levels of the performance are achieved, based on the achievement of sustained stock price during the performance period, which could extend to March 2, 2023. The Company has concluded that it is probable that all awards will vest at the highest level of achievement, as the market-based performance obligations for these awards were satisfied during the three months ended September 30, 2016. The estimated requisite service period, which includes the current estimate of the time to achieve the market conditions is one year. The option awards are reflected in the table below.
The following table summarizes the changes in common stock options outstanding under the Company’s stock incentive plans during the nine months ended September 30, 2016 and 2015:

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2014	994,605	$50.96	1,746,692	$37.19
Granted	1,774,820	49.90	328,096	53.42
Exercised	—	—	(144,739)	22.53
Forfeited	(756,100)	49.92	(13,569)	60.27
Outstanding, as of September 30, 2015	2,013,325	$50.42	1,916,480	$40.91

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2015	2,013,325	$50.42	1,843,110	$41.73
Granted	319,900	28.20	1,025,100	28.52
Exercised	—	—	(251,458)	15.36
Forfeited	(215,370)	49.92	(22,195)	53.38
Expired	—	—	(17,347)	51.77
Outstanding, as of September 30, 2016	2,117,855	$47.11	2,577,210	$38.88
Exercisable, as of September 30, 2016	26,872	$34.91	1,069,703	$42.10
The weighted average fair value of the service-based options, valued using a Black-Scholes model, granted during the nine months ended September 30, 2016 was estimated at $9.94 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.2%; an expected term of approximately 5.1 years; expected volatility of 37.48%; and dividend yield of 0.0% over the expected life of the option.
The weighted average fair value of performance-based options granted with market conditions, valued using a Monte Carlo model, during the nine months ended September 30, 2016 was estimated at $10.21 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.6%; an expected term of 6.4 years; volatility of 36.5%; and dividend yield of 0.0% over the expected life of the option.
During the nine months ended September 30, 2016, 6,872 options with performance and/or market conditions vested. During the nine months ended September 30, 2015, 10,000 options with performance conditions vested.

The following table summarizes the changes in RSUs granted under the Company’s stock incentive plans during the nine months ended September 30, 2016 and 2015:

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2014	189,497	$31.82	857,085	$48.94
Granted	169,204	49.74	349,566	53.09
Forfeited	(78,005)	48.16	(31,152)	55.75
Vested	(2,200)	29.58	(360,454)	43.59
Non-vested, September 30, 2015	278,496	$38.15	815,045	$52.87

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2015	301,032	$39.10	839,613	$52.82
Granted	23,580	32.28	490,165	30.92
Forfeited	(66,139)	51.15	(56,067)	47.36
Vested	(893)	50.41	(314,553)	51.47
Non-vested, September 30, 2016	257,580	$35.34	959,158	$42.39
The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,443	$2,423	$7,123	$6,881
Member relations and marketing	1,342	1,306	3,843	3,907
General and administrative	4,182	3,365	11,948	11,342
Total costs and expenses	$7,967	$7,094	$22,914	$22,130
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of September 30, 2016, $58.4 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.6 years.
Note 11. Income taxes
The Company's effective tax rates were 53.9% and 68.4% for the three months ended September 30, 2016 and 2015, respectively. The Company's effective tax rates were 39.6% and (3,058.6)% for the nine months ended September 30, 2016 and 2015, respectively. Included in the tax expense for the nine months ended September 30, 2016 was a discrete tax expense of $1.2 million which primarily related to an increase in reserves for uncertain tax positions. For the nine months ended September 30, 2015, the Company recognized a discrete tax expense of $10.8 million related to the write-off of accumulated Washington, D.C. tax credits. The write-off was a result of changes in the District of Columbia tax laws effective January 1, 2015 and resulted in income tax expense in the nine months ended September 30, 2015.

The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. The Company recognized an immaterial amount of interest in the consolidated statements of operations during the three months ended September 30, 2016 and September 30, 2015. The Company recognized $0.1 million and $0.3 million in interest and penalties in the consolidated statements of operations in the nine months ended September 30, 2016 and September 30, 2015, respectively. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2012.
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
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	40,102	42,320	40,651	41,900
Effect of dilutive outstanding stock-based awards	390	468	326	—
Diluted weighted average common shares outstanding	40,492	42,788	40,977	41,900
In the three months ended September 30, 2016 and 2015, 1.6 million and 0.7 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the nine months ended September 30, 2016 and 2015, 1.7 million and 2.7 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.
As of September 30, 2016, the Company had 1.8 million nonqualified stock options and 0.2 million RSUs that contained either performance or market conditions, or both, and therefore are treated as contingently issuable awards. As of September 30, 2015, the Company had 2.0 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions and were treated as contingently issuable awards. These awards are excluded from diluted earnings per share until the reporting period in which the necessary conditions are achieved. To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted earnings per share will be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. A total of 42,585 and 11,532 incremental shares for dilution related to contingently issuable awards were included within the diluted earnings per share calculations for the three and nine months ended September 30, 2016, respectively, as the related performance goals were met as of September 30, 2016. There were no contingently issuable awards included within the diluted earnings per share calculations for the three and nine months ended September 30, 2015.

Note 13. Supplemental cash flow
A summary of supplemental cash flow information for the nine months ended September 30, 2016 and 2015 is presented below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash paid (received) for:
Income taxes	$10,324	$(8,363)
Interest	$10,648	$13,744

Non-cash activities:
Clinovations earn-out liability share-based payment	$2,703	$—
Increase in estimated cost of construction of a building under a build-to-suit lease	$30,486	$—
Note 14. Subsequent events
On October 3, 2016, Evolent Inc. issued stock in connection with the acquisition of Valence Health, Inc. This transaction reduced the Company’s ownership in Evolent Inc. from 9.2% to 7.9% and reduced the Company's ownership in Evolent LLC from 8.6% to 7.7%. The Company is currently evaluating the effect that this dilution has on the recorded value of its investment.

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
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by the expansion of our relationships with existing members, strong renewal rates, acquisition activity, new program launches, addition of new members, and annual price increases. Our revenue grew 6.4% in the nine months ended September 30, 2016 over the nine months ended September 30, 2015. Our contract value increased 3.4% to $786.2 million as of September 30, 2016 from $760.3 million as of September 30, 2015. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
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
Acquisitions that we have completed since December 31, 2014, including our acquisition of Royall Acquisition Co. (together with its subsidiaries, “Royall”) in January 2015, affect the comparability of our results of operations for the three and nine months ended September 30, 2016 to our results of operations for the comparable prior year periods.
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
Non-GAAP Financial Presentation
This management’s discussion and analysis presents supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These financial measures, which are considered “non-GAAP financial measures” under SEC rules, are referred to as adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted effective tax rate, and adjusted weighted average common shares outstanding - diluted. See “Non-GAAP Financial Measures” below for reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure and for a discussion of our management's reasons for presenting such non-GAAP financial measures and of some of the material limitations associated with the use of such measures.

Results of Operations
The following tables show consolidated statements of operations data, including the amounts expressed as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2016		2015
Revenue	$200,455	100.0%	$200,492	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	104,215	52.0%	101,362	50.6%
Member relations and marketing	32,706	16.3%	30,792	15.4%
General and administrative	32,227	16.1%	30,678	15.3%
Depreciation and amortization	19,173	9.6%	18,509	9.1%
Total costs and expenses	188,321	94.0%	181,341	90.4%
Operating income	12,134	6.0%	19,151	9.6%
Other expense:
Interest expense	(4,530)	(2.3)%	(5,450)	(2.7)%
Other expense, net	(1,516)	(0.7)%	(1,150)	(0.6)%
Total other expense, net	(6,046)	(3.0)%	(6,600)	(3.3)%
Income before provision for income taxes and gains (losses) from equity method investments	6,088	3.0%	12,551	6.3%
Provision for income taxes	(3,279)	(1.6)%	(8,590)	(4.3)%
Gains (losses) from equity method investments	34,729	17.3%	(3,289)	(1.7)%
Net income	$37,538	18.7%	$672	0.3%

	Nine Months Ended September 30,
	2016		2015
Revenue	$599,572	100.0%	$563,397	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	296,604	49.5%	289,388	51.4%
Member relations and marketing	97,819	16.3%	90,893	16.1%
General and administrative	96,274	16.1%	93,205	16.5%
Depreciation and amortization	57,857	9.6%	54,282	9.7%
Total costs and expenses	548,554	91.5%	527,768	93.7%
Operating income	51,018	8.5%	35,629	6.3%
Other expense:
Interest expense	(13,738)	(2.3)%	(16,216)	(2.9)%
Other expense, net	(2,380)	(0.4)%	(2,397)	(0.4)%
Loss on financing activities	—	—%	(17,398)	(3.1)%
Total other expense, net	(16,118)	(2.7)%	(36,011)	(6.4)%
Income before provision for income taxes and gains (losses) from equity method investments	34,900	5.8%	(382)	(0.1)%
Provision for income taxes	(13,812)	(2.3)%	(11,684)	(2.1)%
Gains (losses) from equity method investments	34,284	5.7%	(1,668)	(0.2)%
Net income (loss)	$55,372	9.2%	$(13,734)	(2.4)%

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Net income (loss). Net income was $37.5 million in the three months ended September 30, 2016 compared to $0.7 million in the three months ended September 30, 2015. The significant increase in net income in the three months ended September 30, 2016 was primarily attributable to a $29.7 million post-tax gain recorded in the three months ended September 30, 2016 on the sale of a portion of our shares in Evolent, Inc., the effect of which was partially offset by a $1.8 million loss on our cost method investment.
Net income was $55.4 million in the nine months ended September 30, 2016 compared to a net loss of $13.7 million in the nine months ended September 30, 2015. The net loss in the prior year period was primarily attributable to financing losses of $17.4 million and a $10.8 million discrete tax expense related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015. We did not incur comparable expenses in the current period. Our net income in the 2016 nine-month period reflected an increase in revenue of $36.2 million, a $29.7 million post-tax gain on the sale of a portion of our shares in Evolent Inc., and a $2.5 million decrease in interest expense.
Revenue. Total revenue increased 6.4% to $599.6 million in the nine months ended September 30, 2016 from $563.4 million in the nine months ended September 30, 2015, while contract value increased 3.4% to $786.2 million as of September 30, 2016 from $760.3 million as of September 30, 2015. The increases in the nine months ended September 30, 2016 were attributable to growth in our Royall enrollment services, education research programs, student success software program, and EMR optimization services offering. In the three months ended September 30, 2016 and 2015, revenue remained consistent at $200.5 million. Total revenue during the three months ended September 30, 2015 was high due to the inclusion of items that were recognized earlier in the calendar year than expected, offsetting the growth from new programs in the quarter ended September 30, 2016.
Cost of services. Cost of services increased to $104.2 million in the three months ended September 30, 2016 from $101.4 million in the three months ended September 30, 2015, and increased to $296.6 million in the nine months ended September 30, 2016 from $289.4 million in the nine months ended September 30, 2015. As a percentage of revenue, cost of services was 52.0% and 50.6% in the three months ended September 30, 2016 and September 30, 2015, respectively, and 49.5% and 51.4% in the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in cost of services as a percentage of revenue for the nine months ended September 30, 2016 was attributable to the scalability of incremental revenue inherent in our model. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities which consisted of an increase of $0.8 million and a decrease of $1.1 million in the three months ended September 30, 2016 and 2015, respectively, and an increase of $1.5 million and a decrease of $2.1 million in the nine months ended September 30, 2016 and 2015, respectively.
Member relations and marketing expense. Member relations and marketing expense increased to $32.7 million in the three months ended September 30, 2016 from $30.8 million in the three months ended September 30, 2015, and increased to $97.8 million in the nine months ended September 30, 2016 from $90.9 million in the nine months ended September 30, 2015. The increases in member relations and marketing expense were primarily attributable to increases in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. As a percentage of revenue, member relations and marketing expense was 16.3% and 15.4% in the three months ended September 30, 2016 and 2015, respectively, and 16.3% and 16.1% in the nine months ended September 30, 2016 and 2015, respectively.
General and administrative expense. General and administrative expense increased to $32.2 million in the three months ended September 30, 2016 from $30.7 million in the three months ended September 30, 2015, and increased to $96.3 million in the nine months ended September 30, 2016 from $93.2 million in the nine months ended September 30, 2015. The increases in general and administrative expense in the three and nine months periods ended September 30, 2016 were primarily attributable to increased investment in administrative functions and office space to support our growing organization, partially offset by the recognition of $6.6 million in acquisition costs related to our acquisition of Royall in the nine months ended September 30, 2015. As a percentage of revenue, general and administrative expense increased to 16.1% in the three months ended September 30, 2016 from 15.3% in the three months ended September 30, 2015, and decreased to 16.1% in the nine months ended September 30, 2016 from 16.5% in the nine months ended September 30, 2015.
Depreciation and amortization expense. Depreciation and amortization expense increased to $19.2 million in the three months ended September 30, 2016 from $18.5 million in the three months ended September 30, 2015, and increased to $57.9 million in the nine months ended September 30, 2016 from $54.3 million in the nine months ended September 30, 2015. As a percentage of revenue, depreciation and amortization expense was 9.6% and 9.1% in the three months ended September 30, 2016 and 2015, respectively, and 9.6% and 9.7% in the nine months ended September 30, 2016 and 2015, respectively. The increases in depreciation and amortization expense in the current periods were primarily attributable to increased amortization expense from developed capitalized internal-use software and depreciation of improvements made to build-out new office space.

Interest expense. Interest expense decreased to $4.5 million for the three months ended September 30, 2016 from $5.5 million for the three months ended September 30, 2015, and decreased to $13.7 million for the nine months ended September 30, 2016 from $16.2 million for the nine months ended September 30, 2015. The decreases in interest expense were due to lower debt balances following our retirement of $150 million of indebtedness during the three months ended March 31, 2015, as well as a related refinancing that occurred during the three months ended December 31, 2015.
Other expense, net. Other expense, net was $1.5 million in the three months ended September 30, 2016 compared to $1.2 million in the three months ended September 30, 2015 and $2.4 million in both the nine month periods ended September 30, 2016 and 2015. We recognized foreign exchange gains of $0.1 million and losses of $1.1 million in the three months ended September 30, 2016 and 2015, respectively, and losses of $0.6 million and $2.4 million in the nine months ended September 30, 2016 and 2015, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. In addition, we incurred a $1.8 million loss on a cost method investment during the three months ended September 30, 2016.
Loss on financing activities. We recognized a loss on financing activities of $17.4 million in connection with the refinancing of acquisition indebtedness during the nine months ended September 30, 2015. There was no comparable activity in the nine months ended September 30, 2016.
Provision for income taxes. Our provision for income taxes was $3.3 million and $8.6 million for the three months ended September 30, 2016 and 2015, respectively, and $13.8 million and $11.7 million for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended September 30, 2016 was 53.9% compared to 68.4% for the three months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 was 39.6% compared to (3,058.6)% for the nine months ended September 30, 2015. Included in the tax expense for the nine months ended September 30, 2016 was a discrete tax expense of $1.2 million which primarily related to an increase in reserves for uncertain tax positions. Our results for the nine months ended September 30, 2015 included a discrete tax expense of $10.8 million related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015. The 2015 effective tax rate was also increased by the non-deductible portion of the acquisition costs related to our purchase of Royall and lower pre-tax book income due to our loss on financing activities.
Gains (losses) from equity method investments. Gains and losses from our investments in Evolent LLC and Evolent Inc., net of tax, was a gain of $34.7 million in the three months ended September 30, 2016 and a loss of $3.3 million in the three months ended September 30, 2015. Gains and losses from investments in Evolent LLC and Evolent Inc., net of tax, was a gain of $34.3 million in the nine months ended September 30, 2016 and a loss of $1.7 million in the nine months ended September 30, 2015. The primary driver for the gains in the current periods was the sale of a portion of our ownership interest in Evolent Inc. during the three months ended September 30, 2016. Total cash received from the transaction was $48.6 million and resulted in the recognition of a post-tax gain of $29.7 million in the three and nine months ended September 30, 2016. Our results for the nine months ended September 30, 2015 included a $7.6 million tax benefit from the release of a valuation allowance, as we had determined that we are more-likely-than not able to realize deferred tax assets associated with our investment in Evolent LLC. We had a total of $3.3 million in unrecorded losses related to our investment in Evolent Inc. and Evolent LLC as of September 30, 2016. These unrecorded losses are being tracked and will be recognized at such time as our investments in Evolent Inc. and Evolent LLC generate earnings or other gains.
Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$2,443	$2,423	$7,123	$6,881
Member relations and marketing	1,342	1,306	3,843	3,907
General and administrative	4,182	3,365	11,948	11,342
Total costs and expenses	$7,967	$7,094	$22,914	$22,130
There are no stock-based compensation costs capitalized as part of the cost of an asset.

As of September 30, 2016, $58.4 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.6 years.
Non-GAAP Financial Measures
The tables below present supplemental measures of our performance which we have derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We refer to these financial measures, which are considered “non-GAAP financial measures” under SEC rules, as adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, adjusted effective tax rate, and adjusted weighted average common shares outstanding-diluted.
Our management uses these non-GAAP financial measures, together with financial measures prepared in accordance with GAAP, to enhance understanding by investors of our core operating performance, as well as for internal forecasting purposes. Our management believes that providing information about these non-GAAP financial measures facilitates an assessment by our investors of our fundamental operating trends and addresses concerns of investors that various financing, acquisition-related, non-cash and other effects included in GAAP measures may obscure such underlying trends. We believe that, by highlighting such trends relating to our underlying performance, our non-GAAP presentation helps our investors to make meaningful period-to-period comparisons of our results.
There are limitations to the use of our non-GAAP financial measures. These non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
Our non-GAAP financial measures exclude the items discussed below. Because the excluded items have a material impact on our financial results, we use non-GAAP financial measures to supplement financial information presented in accordance with GAAP.
Reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure are set forth below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. The discussion below presents information about each of the non-GAAP financial measures and our reasons for excluding the enumerated items from our non-GAAP results. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.
Adjusted Revenue
We adjust revenue to exclude the impact of acquisition-related deferred revenue fair value adjustments. Our management believes that the adjustments for these items more closely correlate the reported financial measure with the ordinary and ongoing course of our operations.
Adjusted Net Income and Non-GAAP Earnings Per Diluted Share
We present adjusted net income and non-GAAP earnings per diluted share to provide investors with a meaningful, consistent comparison of our operating results and trends for the periods presented. Our management believes that these measures are also useful to investors by allowing investors to evaluate our operations using the same tools that management uses to evaluate our past performance and prospects for future performance. These two non-GAAP financial measures reflect adjustments based on the exclusion of the following items as well as adjustments for related income tax effects:

•
Effect on revenue of fair value adjustments to acquisition-related deferred revenue: We adjust revenue to exclude the impact of acquisition-related deferred revenue fair value adjustments. Our management believes that the adjustments for these items more closely correlate the reported financial measure with the ordinary and ongoing course of our operations.

•
Gain (loss) from equity method investments: We have excluded our proportionate share of income (loss) and other gains recorded in connection with our equity method investments. Our management believes that the exclusion of such amounts allows investors to better understand our core operating results.

•
Amortization of acquisition-related intangible assets: Amortization of acquisition-related intangible assets consists of amortization of customer relationships, developed technology, and trade names. Amortization charges for acquired intangible assets are significantly affected by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Loss on financing activities: We have excluded loss on financing activities, as this item represents a non-cash charge. In addition, the amount and frequency of such charges are not consistent over time and are significantly affected by the timing and size of debt refinancing transactions.

•
Acquisition and similar transaction charges: We have excluded certain acquisition-related charges resulting from acquisitions (including legal, accounting, and due diligence costs) to allow more comparable comparisons of our financial results to our historical operations. Such charges generally are not relevant to assessing the long-term performance of the acquired assets, and are not a material consideration in management’s evaluation of potential acquisitions. In addition, the frequency and amount of such charges vary significantly based on the size and timing of the acquisitions and the maturities of the businesses being acquired.

•
Fair value adjustments to acquisition-related earn-out liabilities: We have excluded the impact of acquisition-related contingent consideration non-cash adjustments due to the inherent uncertainty and volatility associated with such amounts based on changes in assumptions with respect to fair value estimates. The amount and frequency of such adjustments are not consistent across transactions and are significantly affected by the timing and size of our acquisitions, the future outlook of the acquired business, the estimated discount rate, and the nature of the transaction consideration.

•
Stock-based compensation expense: Although stock-based compensation is a key incentive offered to our employees, we evaluate our operating results excluding such expense because the expense can vary significantly from period to period based on our share price, as well as the timing, size, and nature of equity awards granted. In addition, our management believes that the exclusion of this expense facilitates the ability of our investors to compare our operating results with those of other companies, many of which also exclude such expense in determining their non-GAAP financial measures.

•
Other corporate expenses: We have excluded certain other expenses that are the result of other, non-comparable events, primarily charges associated with the fair valuing of certain equity instruments. These events arise outside of the ordinary course of our continuing operations. We exclude these charges to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Income tax effects and adjustments: During the twelve months ended December 31, 2015, we adjusted for the impact of certain discrete items included in the effective tax rate, including items unrelated to the current year, changes in statutory tax rates, or other items that are not indicative of our ongoing operations. We exclude these items because management believes it will facilitate the comparison of the annual effective tax rate over time. The adjusted effective tax rate is calculated by dividing the adjusted provision for income taxes, which excludes discrete items and the tax effects of the other non-GAAP adjustments (using statutory rates), by the adjusted income before the provision for income taxes.

Adjusted EBITDA
Adjusted EBITDA reflects the adjustments to net income prepared on a GAAP basis, as discussed above, and, to the extent not already subject to such adjustments, excludes expenses related to interest, taxes, depreciation and amortization. Companies exhibit significant variations with respect to capital structure and cost of capital (which affects relative interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. By eliminating some of these variations and reflecting the other adjustments, discussed above, our management believes that this non-GAAP financial measure allows investors to evaluate more effectively our fundamental operating performance relative to that of other companies.
Adjusted Effective Tax Rate
Adjusted effective tax rate is the effective tax rate prepared on a GAAP basis adjusted for the impact of certain non-cash items included in the effective tax rate, including changes in statutory tax regulations and other items that are not indicative of our ongoing operations. We exclude these items because our management believes this non-GAAP financial measure will facilitate the comparison by investors of our annual effective tax rates over time. The adjusted effective tax rate is calculated by dividing the adjusted provision for income taxes, which excludes specified items and the tax effects of the other non-GAAP adjustments (using statutory rates), by the adjusted income before the provision for income taxes.

There are various limitations associated with the non-GAAP financial measures we use, including the following:

•
the non-GAAP financial measures generally do not reflect all depreciation and amortization, and although the assets being depreciated and amortized will in some cases have to be replaced in the future, the measures do not reflect any cash requirements for such replacements;

•	the non-GAAP financial measures do not reflect the expense of equity awards to employees; and

•
the non-GAAP financial measures do not reflect the effect of earnings or charges resulting from matters that our management considers not indicative of our ongoing operations, but which may recur from year to year.

Because of their limitations, our non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, net income, earnings per diluted share, effective tax rate, and weighted average common shares outstanding-diluted prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.
Adjusted net income and adjusted EBITDA. Adjusted net income was $11.3 million for the three months ended September 30, 2016 compared to $14.2 million for the three months ended September 30, 2015, and adjusted EBITDA was $41.0 million for the three months ended September 30, 2016 compared to $43.7 million for the three months ended September 30, 2015. Adjusted net income increased 14.0% to $49.8 million for the nine months ended September 30, 2016 from $43.7 million for the nine months ended September 30, 2015, and adjusted EBITDA increased 6.2% to $136.1 million for the nine months ended September 30, 2016 from $128.2 million for the nine months ended September 30, 2015. The increases in adjusted EBITDA and adjusted net income for the nine month period were attributable to continued growth in our Royall enrollment services, education research programs, student success software program, and EMR optimization services offering. This revenue growth was partially offset by higher marketing and member relations costs and increased depreciation and amortization attributable to increased amortization expense from developed capitalized internal-use software and depreciation of real estate improvements. The decreases in adjusted EBITDA and adjusted net income for the three month period compared to the prior year were attributable to lower revenue growth due to the inclusion of items in the prior year period which were recognized earlier than expected in the calendar year. In addition, we recognized a $1.8 million loss on a cost method investment during the three months ended September 30, 2016 and we had a higher than usual effective tax rate during the current period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$200,455	$200,492	$599,572	$563,397
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	—	—	12,499
Adjusted revenue	$200,455	$200,492	$599,572	$575,896

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$37,538	$672	$55,372	$(13,734)
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	—	—	12,499
Gains (Losses) from equity method investments	(34,729)	3,289	(34,284)	1,668
Provision for income taxes	3,279	8,590	13,812	11,684
Loss on financing activities	—	—	—	17,398
Interest expense	4,530	5,450	13,738	16,216
Other expense, net	1,516	1,150	2,380	2,397
Depreciation and amortization	19,173	18,509	57,857	54,282
Acquisition and similar transaction charges	—	—	—	6,610
Fair value adjustments to acquisition-related earn-out liabilities	788	(1,057)	1,493	(2,140)
Build-to-suit land rent	931	—	2,801	—
Vacation accrual adjustment	—	—	—	(850)
Stock-based compensation	7,967	7,094	22,914	22,130
Adjusted EBITDA	$40,993	$43,697	$136,083	$128,160

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$37,538	$672	$55,372	$(13,734)
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	—	—	12,499
Gains (losses) from equity method investments	(34,729)	3,289	(34,284)	1,668
Amortization of acquisition-related intangibles	7,026	7,740	21,425	23,320
Loss on financing activities	—	—	—	17,398
Acquisition and similar transaction charges	—	—	—	6,610
Fair value adjustments to acquisition-related earn-out liabilities	788	(1,057)	1,493	(2,140)
Gain on investment in common stock warrants	—	—	—	(70)
Loss on cost method investment	1,800	—	1,800	—
Build-to-suit land rent	931	—	2,801	—
Vacation accrual adjustment	—	—	—	(850)
Stock-based compensation	7,967	7,094	22,914	22,130
Income tax effects and adjustments	(9,980)	(3,494)	(21,743)	(23,148)
Adjusted net income	$11,341	$14,244	$49,778	$43,683

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP earnings (loss) per diluted share	$0.93	$0.02	$1.35	$(0.33)
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	—	—	0.29
Gains (losses) from equity method investments	(0.86)	0.08	(0.84)	0.04
Amortization of acquisition-related intangibles	0.18	0.18	0.52	0.55
Loss on financing activities	—	—	—	0.41
Acquisition and similar transaction charges	—	—	—	0.16
Fair value adjustments to acquisition-related earn-out liabilities	0.02	(0.03)	0.04	(0.05)
Gain on investment in common stock warrants	—	—	—	—
Loss on cost method investment	0.04	—	0.04	—
Build-to-suit land rent	0.02	—	0.07	—
Vacation accrual adjustment	—	—	—	(0.02)
Stock-based compensation	0.20	0.16	0.56	0.53
Income tax effects and adjustments	(0.25)	(0.08)	(0.53)	(0.55)
Non-GAAP adjusted earnings per diluted share	$0.28	$0.33	$1.21	$1.03

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective tax rate	53.9%	68.4%	39.6%	(3,058.6)%
Effect on tax rate of Washington, D.C. tax law change, including write-off of Washington, D.C. income tax credits	—%	—%	—%	3,240.6%
Effect on tax rate of loss on financing activities	—%	(9.0)%	—%	(17.9)%
Effect on tax rate of equity method investment related FIN 48 liability	—%	—%	—%	—%
Effect on tax rate of Royall acquisition costs and other tax items	—%	(13.5)%	—%	(119.7)%
Adjusted effective tax rate	53.9%	45.9%	39.6%	44.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding - diluted	40,492	42,788	40,977	41,900
Dilutive shares outstanding	—	—	—	525
Adjusted weighted average common shares outstanding - diluted	40,492	42,788	40,977	42,425

Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that operating cash flows and existing cash and cash equivalents will be sufficient to support our expected operating and capital expenditures, as well as debt service obligations, during at least the next 12 months.
We had cash and cash equivalents of $55.1 million as of September 30, 2016 compared to $71.8 million as of December 31, 2015. We expended $61.6 million in cash to purchase shares of our common stock through our share repurchase program during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we expended $33.0 million in cash to purchase shares of our common stock through our share repurchase program.

Cash flows
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for services in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities decreased to $56.5 million in the nine months ended September 30, 2016 from net cash flows provided by operating activities of $107.6 million in the nine months ended September 30, 2015. The decrease in net cash flows provided by operating activities in the nine months ended September 30, 2016 was primarily attributable to lower cash collections in the current period when compared to above average cash collections in the prior year period, as well as to an increase in tax payments of $18.7 million during the current period.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows provided by investing activities was $9.4 million in the nine months ended September 30, 2016 compared to net cash flows used in investing activities of $777.4 million in the nine months ended September 30, 2015. Investing activities during the nine months ended September 30, 2016 primarily consisted of $48.6 million of cash received from the sale of a portion of our ownership interest in Evolent Inc. during the three months ended September 30, 2016, which was partially offset by $37.2 million in capital expenditures and payments of $1.9 million for acquisitions. Investing activities during the nine months ended September 30, 2015 consisted of payments of $746.7 million for acquisitions and $42.5 million in capital expenditures, the effects of which were partially offset by redemptions of marketable securities of $14.7 million.
Cash flows from financing activities. We had net cash flows used in financing activities of $82.6 million and net cash flows provided by financing activities of $653.0 million in the nine months ended September 30, 2016 and 2015, respectively. Cash flows from financing activities during the nine months ended September 30, 2016 consisted of the repurchase of $61.6 million of shares under our stock repurchase program, $38.6 million of debt repayments, $3.6 million of acquisition-related earn-out payments, and the withholding of $3.5 million of shares to satisfy the minimum employee tax withholding for vested RSUs. These cash flows were offset in part by $17.0 million of proceeds from borrowings under our revolving credit facility, $3.9 million in additional tax benefits related to stock-based compensation arrangements, and $3.3 million of proceeds from the issuance of common stock upon the exercise of stock options.
Financing activities during the nine months ended September 30, 2015 primarily consisted of $1.3 billion in proceeds from borrowings under our senior secured term loan facilities obtained to finance our acquisition of Royall and to retire and refinance such indebtedness. These cash flows were offset in part by $739.4 million of debt repayments in connection with the foregoing financings. In addition, financing activities during the nine months ended September 30, 2015 included $148.8 million in proceeds from issuance of common stock, net of selling costs, in an underwritten public offering conducted to retire a portion of the Royall acquisition indebtedness, $3.3 million of proceeds from the issuance of common stock upon the exercise of stock options, and $2.8 million in additional tax benefits related to stock-based compensation arrangements, offset in part by the withholding of $6.1 million of shares to satisfy the minimum employee tax withholding for vested RSUs, $2.6 million of debt issuance costs, and a $1.5 million acquisition-related earn-out payment.
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
Term facility. As of September 30, 2016, $431.9 million was outstanding under the term facility.
To the extent not previously paid, the term facility will mature, and all term loans outstanding under the facility will become due and payable, on February 6, 2020. The term loans are repayable in quarterly installments, which commenced with the quarter ended June 30, 2015, equal to a specified percentage of the aggregate principal amount drawn on the facility closing date, as follows: (a) 1.25% for each of the first eight full fiscal quarters following the facility closing date; (b) 2.50% for each of the ninth through twelfth full fiscal quarters following the facility closing date; and (c) 3.75% for each of the thirteenth through nineteenth full fiscal quarters following the facility closing date. We also are required to make principal prepayments under the term facility from the net proceeds of specified types of asset sales, casualty events, and incurrences of debt. We may voluntarily prepay outstanding term loans without premium or penalty.
Amounts drawn under the term facility generally bear interest, payable monthly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, or “LIBOR,” plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of September 30, 2016, based on our historical leverage ratio, the interest rate margin was 2.00%. The interest rate on the alternate base rate loans will fluctuate as the base rate fluctuates, while the interest rate on the LIBOR loans will be adjusted at the end of each applicable interest period. Interest on alternate base rate loans will be payable monthly in arrears, while interest on LIBOR loans will be payable at the end of each applicable interest period, except that, in the case of any interest period longer than three months, interest will be payable at the end of each three-month period.
Revolving credit facility. In June 2016, we drew down borrowings of $17.0 million under our revolving credit facility. The borrowing had a maturity of three months and was repaid in the three months ended September 30, 2016. As of September 30, 2016, under the revolving credit facility, $100.0 million of borrowings were outstanding, $19.1 million of standby letters of credit had been issued, and $80.9 million was available for future borrowings.
The revolving credit facility will mature, and all revolving loans outstanding under the facility will become due and payable, on February 6, 2020. The facility loans may be borrowed, repaid and reborrowed from time to time during the term of the facility. We may use the proceeds of borrowings under the revolving credit facility, when drawn, to finance working capital needs and for general corporate purposes, including permitted acquisitions.
Amounts drawn under the revolving credit facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of September 30, 2016, based on our historical leverage ratio, the interest rate margin was 2.00%.
We are obligated to pay a commitment fee at an initial annual rate of 0.25%, subject to reduction based on our total leverage ratio from time to time, accruing on the average daily amount of available commitments under the revolving credit facility.
We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of our fiscal quarter, for a period consisting of our most recently completed four fiscal quarters. We were in compliance with these financial covenants as of September 30, 2016.
Contractual Obligations
The following summarizes our contractual obligations as of September 30, 2016. These obligations relate to our debt, leases for our headquarters and other offices, a non-cancelable agreement for the purchase of data, and interest payments on debt obligations.

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$529,025	$42,145	$149,284	$337,596	$—
Build-to-suit lease obligation	$446,134	$—	$—	$41,534	$404,600
Non-cancelable operating leases	$80,542	$18,409	$35,429	$17,302	$9,402
Purchase obligation	$3,000	$811	$2,189	$—	$—
Interest payments on debt obligations	$37,384	$13,138	$21,503	$2,743	$—

Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.
Seasonality
Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to certain education program offerings in which contracts typically are aligned with our members' academic year. Historically, these education programs have had lower revenues in the second and third calendar quarters and higher revenues in the first and fourth calendar quarters. We expect quarterly fluctuations in operating results to continue as a result of seasonal patterns. Such patterns may change, however, as a result of changes in service, timing, contract terms, new program offerings, increased sales, or acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk. As of September 30, 2016, we had $431.9 million of outstanding borrowings under our term facility and $100.0 million of outstanding borrowings under our revolving credit facility. Amounts drawn under each facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of September 30, 2016, our outstanding borrowings accrued interest at an annual rate of 2.53%. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the facilities. A hypothetical 10% increase in LIBOR would increase our annual cash interest expense on our variable-rate debt by approximately $0.3 million.
We utilize three interest rate swaps to manage exposure to interest rates on a portion of the variable rate of our indebtedness. Our interest rate swaps are with major financial institutions and are not used for speculative or trading purposes. As of September 30, 2016, the outstanding notional amount on the interest rate swaps was $265.9 million. Our objective with respect to these interest rate swaps is to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We have designated our interest rate swaps as cash flow hedges, and changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss). Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swaps at fair value, which amounted to a liability of $3.1 million as of September 30, 2016.
Foreign currency risk. Our international operations, which account for approximately 2.4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange transaction loss recognized by us. We recognized foreign exchange gains of $0.1 million and foreign exchange losses of $1.1 million in the three months ended September 30, 2016 and 2015, respectively, and losses of $0.6 million and $2.4 million in the nine months ended September 30, 2016 and 2015, respectively, which are included in other expense, net in our consolidated statements of operations appearing elsewhere in this report. A hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our financial position as of September 30, 2016.

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
As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, we concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to two material weaknesses in our internal control over financial reporting described below. During the quarter ended June 30, 2016, we identified a material weakness related to the internal controls over the income tax process the we disclosed in our Quarterly Report on Form 10-Q for that quarter. Based on the previously disclosed material weaknesses which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the three months ended September 30, 2016, our disclosure controls and procedures were not effective. In light of the weaknesses in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures that have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting described below, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
The material weaknesses in our internal control over financial reporting, which are described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, that continued to exist as of September 30, 2016 are as follows:

1.
We did not have sufficient controls to properly identify and account for customer cancellation provisions and contingent fee arrangements. These errors were attributable to insufficient qualified personnel to handle complex revenue arrangements, as well as to limitations of our revenue recognition system.

2.
We did not have sufficient controls over the review of third-party valuations and related projected financial information related to business combinations. Due to the subjectivity of the estimates inherent in the process and the materiality of the transaction, management concluded that these control deficiencies potentially would not prevent or detect a material misstatement.

3.
We did not have sufficient management review controls over the income tax process, resulting in the identification of errors in current and prior periods in the income tax accounts. Management concluded these control deficiencies potentially would not prevent or detect a material misstatement.

Management's Remediation Initiatives
We are making progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time to ensure that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned some personnel to implement and monitor our short-term and long-term remediation plans and other personnel to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses.
Our initiatives, summarized below, are intended to remediate our material weaknesses and to continue to enhance our internal control over financial reporting.

1.
With respect to the material weakness in the revenue recognition controls, we have made control improvements, including a contemporaneous review of contracts and the dedication of additional subject matter expert staff, and are planning an upgraded software solution to properly account for complex contract terms, including customer cancellation provisions and contingent fee arrangements.

2.
With respect to the material weakness in the business combination controls, we have made control improvements including standardized review procedures over third-party valuations and related projections. In addition, we have added resources to our accounting and financial reporting functions to facilitate the timely execution of the process improvements.

3.
With respect to the material weakness in the income tax controls, we have made control improvements, including expanded procedures over completeness and accuracy of data utilized in our tax provision and enhanced documentation of management review controls.

(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses related to our internal control over financial reporting, as described above. However, our remediation efforts were not complete as of September 30, 2016. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
As discussed in this report, our actual results could differ materially from the expected results expressed or implied in our forward-looking statements. There have been no material changes in our risk factors from those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The risks described in that report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. That authorization was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, to $450 million in May 2013, and to $550 million in November 2015. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. No minimum number of shares has been fixed, and the share repurchase authorization has no expiration date. A summary of the share repurchase activity for the three months ended September 30, 2016 is as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
July 1 to July 31, 2016	210,331	$37.92	210,331	$36,569,604
August 1 to August 31, 2016	680	$37.13	680	$36,544,339
September 1 to September 30, 2016	—	$—	—	$36,544,339
Total	211,011	$37.91	211,011
As of September 30, 2016, we had repurchased a total of 19,778,800 shares under our repurchase program since the program’s inception.
During the three months ended September 30, 2016, we issued 62,269 shares of our common stock to the former owners of Clinovations, LLC in payment of a portion of an earn-out obligation we incurred when we acquired Clinovations, LLC in November 2014. This non-public transaction was effected in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(a)(2) thereof and Regulation D thereunder.

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

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015, (v) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: November 9, 2016	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015, (v) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements