Form 10-K
period 2016-12-31
ADVISORY BOARD CO
filed 2017-03-16
CIK 1157377

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑
Based upon the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,424,955,877.
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on February 28, 2017 was 40,235,820.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for the 2017 annual meeting of stockholders to be filed with the Commission no later than 120 days after the end of the fiscal period covered by this report.

THE ADVISORY BOARD COMPANY

-i-

EXPLANATORY NOTE REGARDING THIS ANNUAL REPORT
In November 2014, we elected to change our fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. We refer in this report to our 2016 fiscal year that began on January 1, 2016 and ended on December 31, 2016 as fiscal year 2016, to our 2015 fiscal year that began on January 1, 2015 and ended on December 31, 2015 as fiscal year 2015, and to the nine-month fiscal period that began on April 1, 2014 and ended on December 31, 2014 as the 2014 transition period.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or PSLRA. These statements are intended to take advantage of the “safe harbor” provisions of the PSLRA. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I - Item 1A - Risk Factors.” Any forward-looking statement speaks only as of the date of this report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date of this report.

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
Unless the context indicates otherwise, references in this report to the “Company,” “Advisory Board,” “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.

Item 1. Business.
Overview
We are a leading provider of insight-driven performance improvement solutions to the rapidly changing health care and education industries. Through our subscription-based membership programs, software, data-enabled services, and consulting capabilities, we leverage our intellectual capital to help our clients, which we refer to as our members, solve their most critical business problems. As of the date of this report, we served approximately 5,600 members.
We provide members with best-practice industry research, and insights that they need to thrive in a dynamic market. We then help to guide and support our members in the implementation of these best practices through proprietary, high-value technology, services, and consulting capabilities. All of our programs are rooted in best practices and extend across four key areas:

•
Best practices research. Our best practices research and insight programs provide the foundation for all of our other programs. These programs are focused on understanding industry dynamics, identifying best-demonstrated management practices, critically evaluating widely-followed but ineffective practices, and analyzing emerging trends within the health care and education industries. We communicate and teach best practices across our broad network through independent forums for each key leadership constituency.

•
Technology. Our cloud-based software applications allow members to combine insights derived from our best practices research with their own operational and financial data and third-party and proprietary data to benchmark performance; identify and assess revenue, cost, quality, and performance improvement opportunities; and implement identified best practices.

•
Data-enabled services. We draw on our extensive data assets, distinctive technology platforms, proven processes, and deep expertise gained over years of experience to apply best practices and enablement services to directly produce results for our members.

•
Consulting services. Our consulting services programs assist our members’ own efforts to set strategic direction, address key operational challenges, and improve their performance. We deploy our experts to work side-by-side with members implementing best practice solutions and driving change in their organizations.

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
Our Markets
Across our more than 35-year history, we have focused on providing insight-driven, differentiated, scalable, and renewable solutions to the rapidly transforming health care and education industries. Within the health care market, we primarily serve U.S. hospitals and health systems, and also sell programs to international hospitals, independent medical groups, post-acute care facilities, pharmaceutical, biotechnology, and medical device companies, as well as to health care insurers and other service providers. The Centers for Medicare and Medicaid Services estimated that spending in the United States for health care services was expected to be approximately $3.4 trillion in 2016, or approximately 18.1% of the country’s Gross Domestic Product (GDP), and was expected to grow to over $5.5 trillion, or 19.9% of GDP, by 2025.

Within the education market, we serve a range of public and private colleges, universities, and K-12 schools. The U.S. Department of Education estimates education institutions to be a $1.2 trillion market involving the participation of more than 85.7 million students and more than 136,000 institutions, including both degree-granting and other education organizations.
Both health care and education organizations rely on external service providers to help them develop strategies, consolidate and analyze data, improve operations and processes, and train staff in order to remain competitive in a dynamic industry environment. We believe that certain characteristics of the health care and education industries make them especially suited for our business model of standardized delivery of services and software rooted in shared best practices:

•
Undergoing transformation: Both the health care and education industries are undergoing tremendous change. Health care providers are facing an aging population, increasing cost and margin pressures, new regulations related to the Affordable Care Act and now the potential amendment or repeal of certain components of the Affordable Care Act, and movement from fee-for-service to value-based reimbursement. Colleges and universities are confronting a slower growing student population, shrinking state budgets, rising cost concerns, heightened attention to value and outcomes, and a movement towards performance-based funding. During these times of significant change, health care and education institutions are in greater need of, and are actively seeking, best practices to address their mounting challenges.

•
Common and complex industry-wide issues: Health care and education organizations of all types and sizes face many of the same complex strategic, operational, and management issues. Institutions are working to increase revenue, reduce costs, improve productivity and performance, manage innovation, reengineer business processes, and comply with new government regulations. Because the delivery of health care and education services is based on complex, interrelated processes, there is widespread interest in, and broad applicability of, standardized programs that address the major challenges facing the industries.

•
Fragmented target industries: We believe that our target market consists of over 15,000 health care organizations and over 5,000 education institutions. Many of these organizations deliver services primarily on a local or regional basis. As a result of this fragmentation, best practices that are pioneered in local or regional markets are rarely widely known throughout the industry.

•
Willingness to share best practices: We believe that health care and education organizations display a relatively high propensity to share best practices. Many health systems and universities are non-profit organizations or compete in a limited geographic market and do not consider organizations outside their market to be their competitors. In addition, the health care and education industries have a charter above commerce in serving their communities and their end customers, and have a long tradition of disseminating information as part of ongoing research and education activities.

•
Need for data and analytics: Health care data resides in numerous source systems both within and dispersed across a variety of organizations, including hospitals, physician practices, and government and commercial payers. Education data similarly is derived from a broad range of sources, which encompass students, parents, employers, high schools, colleges and universities, and other non-traditional education institutions. To achieve higher-quality outcomes and control costs, organizations within these markets exhibit a strong and continuing need for data and the systematic analysis of data to help them understand their current performance and identify opportunities for improvement.

•
Value orientation: A membership model that provides access to best practice insight, software applications, and value-added services on a syndicated basis appeals to many value-focused health care and education organizations that may be reluctant to make discretionary investments in an exclusive, higher-priced, customized engagement or tailored software solution to address their critical issues.

Our Strengths
We are a mission-driven organization with core values, a service ethic, and a results-oriented approach dedicated to helping health care and education institutions solve their most pressing problems. Our competitive strengths include the following:

•
Market leader in rapidly changing markets. We are a market leader in both the health care and education markets, serving executives at more than 3,000 U.S. hospitals and health systems since 1986 and over 1,100 U.S. colleges and universities since 2007. The ongoing transformation of these industries is presenting new challenges and creating demand for new programs and services. We believe our reputation and success to date have positioned us as a premier source and partner for identifying, evaluating, communicating, and providing solutions that respond to evolving market needs.

•
A superior value proposition to members. Members use our programs to improve the effectiveness of their organizations by increasing productivity, reducing operating costs, and enhancing revenue. We believe that our program costs generally represent a small percentage of the potential benefit members can achieve through successful application of the best practices research, software, and consulting that they receive. In fact, we generated over $2.0 billion in documented value for our members. In addition, our fixed-fee pricing for research and software promotes frequent use of our programs by our members, which we believe increases both the value members receive and their loyalty to our programs.

•
Extensive membership base and longstanding member relationships. Our membership includes some of the largest and most prestigious health care and education institutions in the United States, including all 20 of the 2016-2017 U.S. News and World Report honor roll hospitals and 91 of the U.S. News and World Report’s top 100 national universities for 2017. Our programs reach more than 10,000 chief executive and chief operating officers, and over 300,000 other senior executives, operational and clinical leaders, department heads, and product-line managers. Our membership-based model, in which members participate in our research on an annual basis, gives us privileged access to our members’ business practices, proprietary data, and strategic plans, enabling us not only to identify and share emerging best practices but also to develop first-in-class and best-in-class new programs and services to meet our members’ changing needs.

•
Broad, insight-driven offerings. We provide a distinctively broad and deep set of best practices research, technology programs, data-enabled services, and consulting services, allowing us to assist our members in a variety of ways depending on their specific needs and problem areas. Our health care programs address key areas where hospitals and health systems require comprehensive and continuous support to address perennial challenges, including: driving health system growth, reducing care variation, and optimizing the revenue cycle. Our education programs focus on topics that include enrollment management, student success, academic programming, faculty productivity, and advancement. Our technology programs and data-enabled services differ from those of most of our competitors in that they are rooted in best practices, aggregate and standardize data from disparate source systems, and are part of a complementary platform of offerings.

•
Highly recurring, visible, and scalable business model. We derive the majority of our revenue from multi-year memberships across our distinct programs. Our member renewal rate for our research and software programs has equaled or exceeded 90% for each of the twelve-month fiscal periods in the five year period ended December 31, 2016, which we believe reflects our members’ recognition of the value they derive from participating in our programs. In addition, we can identify over 80% of our expected annual revenues at the beginning of the fiscal year based on our deferred revenue balance and historical program renewal trends. Our economic model, which features a standardized set of services and a largely fixed-cost structure, enables us to add new members to our programs at a low incremental cost of delivery, thereby disproportionately increasing operating profit for our members.

•
Consistent financial performance and strong cash flows. Since becoming a public company in 2001, we have increased our number of members, contract value per member, total contract value, and revenue nearly every year, including during economic downturns. Since March 31, 2012, our number of members has grown from 3,726 to 5,633, while our contract value per member has expanded from approximately $107,000 to approximately $140,000. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in our cash flows from operations exceeding our net income and often approximating our adjusted EBITDA.

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

•
Expand relationships with and create additional value for existing members. We have developed broad and deep relationships with approximately 4,400 members and over 200,000 executives across our health care programs, and approximately 1,100 members and over 80,000 executives across our education programs. As members recognize benefits from one program, they may seek out or become strong candidates for other programs and services. In addition, our steady interaction with members through research, sales, program development and delivery, and account management provides us with insight into which of our programs would be most suitable for them. Since 2011, we have increased contract value per member by 47%, from approximately $95,000 to approximately $140,000 as of December 31, 2016, by selling additional programs to existing members and adding new members. The average contract value is approximately $124,000 per health care member and approximately $193,000 per education member. This average contract value continues to remain a small portion of many institutions’ total expenditures on professional services per year.

•
Continue innovating through member-driven product development. As our markets rapidly evolve, we seek to expand our portfolio of programs and services through development of new programs and successful execution and integration of acquisitions and strategic partnerships. Each year, we pursue a rigorous research process involving extensive member feedback, in which we build a large pipeline of potential new program concepts and existing program extensions and innovations. We then concentrate our efforts on areas of greatest interest to our members. Our research and development process benefits from insight derived through our research programs and the involvement of industry thought leaders from progressive and well-known organizations that act as advisors, as well as from information we gather from hundreds of member interviews. We currently plan to continue introducing new programs and existing program extensions and innovations through a mixture of internal development activities, partnerships, and acquisitions.

•
Use differentiated data and expertise to provide comprehensive solutions to members. As the health care and education industries continue their transformation, our members are increasingly looking to consolidate and replace their individual vendors and products with strategic partners, integrated technology platforms, and comprehensive solutions. We believe many of our members will consider us particularly well suited to respond to this demand based on our unique research and best-practice insights, differentiated data acquisition and standardization capabilities, compiled data sets across thousands of physicians, patients, and students, and reputation for deep industry expertise and a strategic approach to solving issues.

Our Offerings
We are a best practices firm that uses a combination of research, technology, and consulting to improve the performance of health care and education organizations around the world. We forge and find the best new ideas and proven practices from across our vast network of leaders. Then we customize and hardwire them into every level of our member organizations, creating enduring value. Through our membership model, we collaborate with executives and their teams to find and implement the best solutions to their toughest challenges. Our research programs offer proven, actionable insights inspired by the industry’s most progressive organizations. Our technology programs offer analytics platforms that surface opportunities, hardwire best practices, and accelerate progress. Our data-enabled services leverage our expertise to deliver value on behalf of our members. Our consulting services offer seasoned experts for strategic, customized support.
Health Care
Our health care offerings are presented to the marketplace collectively as Advisory Board (www.advisory.com). We launched our first health care research program in 1986, and have built our market leadership position by providing best practice research and insight to health care leaders. We expanded into the delivery of distinct consulting capabilities in 2001, and serviced 400 organizations throughout 2016 with our staff of experts. In 2004, we launched our first technology program and serve 3,000 hospitals today. Through our research, we cover all areas of health care performance, providing best practice insights to the industry’s most pressing issues. Through our technology and consulting we solve specific business problems by applying best practices to create deep analytics, technology, and service solutions that enable the action members need to take.
Best Practices Research Programs
Best practice insight is the core of our business. Through our membership model, we offer our member organizations a direct line to the industry’s most-needed insights and best-practice ideas to help address their most important problems and find and implement the best solutions to their toughest challenges. We have deep relationships with senior-most leaders and an understanding of the key industry topics that will keep them up at night, and we dive into the root causes of key issues and find practices that have been demonstrated to have an impact.
Each of our best practices research programs is targeted at a specific member executive and addresses the executive’s specific strategic challenges, operational issues, and management concerns. Each program includes published studies, executive education, proprietary databases and online services, access to experts, and executive briefings, among other services, as we continue to enhance the programs with innovative features. For each best practices research program, we typically publish two to four best practices research studies annually. We design each study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to assimilate quickly the 100 to 250 pages of research content. Consistent application of our research methodology and extensive staff member training across all programs enable us to maintain a high level of research quality in the programs.
In addition to our research studies, we deliver an executive education curriculum based on our proprietary research to member institutions nationwide through four channels: general membership meetings; presentations conducted on-site at member organizations; on-call access to experts; and frequent teleconferences. In all four settings, we use interactive discussions to provide a deeper understanding and facilitate practical application of the best practices we have identified. In the year ended December 31, 2016, we delivered executive education services to more than 150,000 executive and managerial participants through more than 130 member meetings, over 2,300 on-site seminars, and approximately 250 webconferences. These interactions serve as an important building block for our relationships with members, allowing us the opportunity to gather input about our research agendas and services, generate leads for cross-selling additional programs to existing members, and identify ideas for potential new programs.
Across our research programs, we also offer a variety of online databases, content, tools, and calculators to increase the utility of our research, facilitate analysis of an organization’s current performance, and assist the adoption of best practices at member institutions. Each research program has a dedicated section on our password-protected member website, accessible only to members of the program, which includes such items as best practices, executive modules, online data, audit toolkits, and market forecasting instruments. Through the website, members of each program may search and access program-specific content, which includes the ability to access an electronic library of past and current research studies, review executive education modules, view meeting schedules, and communicate with our staff and other members. A few examples of our 18 research programs include:

•
Health Care Advisory Board: Through the Advisory Board's flagship research program, we provide CEOs and their executive teams strategic guidance, tools, and implementation support needed to win market share, protect margins, and drive population health return on investment.

•
Clinical Roundtables: We provide tools and benchmarks, best practices from health system peers, and expert insight to help our members strategically address specific service-line challenges in areas such as cardiovascular and oncology, as well as physician practices alignment and performance improvement.

•	Nursing Executive Center: We arm nurse executives with market insights and guidance to help set strategy, and provide support with the best practices and tools to help them achieve their top goals.

•
Post-Acute Care Collaborative: We provide best practice research and supporting tools to help our members navigate delivery system and payment reform challenges while helping to strengthen their acute and post-acute relationships and care quality.

We typically charge a separate annual membership fee for each program that is fixed for the duration of the membership agreement and entitles participating members to access all of a program’s membership services. Most programs are sold as recurring, multi-year contracts. Institutions may access our services within a program only if they are members of that program.
Technology Programs
We offer technology analytics programs anchored by cloud-based software applications that surface performance improvement opportunities to accelerate progress. These applications are regularly updated with member-specific data as well as third-party and proprietary data, and provide all member institutions with access to specific performance improvement metrics. The software applications pull data from disparate legacy information systems through standardized data extracts and, with analytics and proprietary metrics informed by our best practices research and insights, transform hard-to-access legacy data into performance reports and benchmarks offering actionable insight for managers and executives.
The technology programs are renewable and address perennial problems in areas in which we have developed significant knowledge through our research programs. Our programs are cloud-based, allowing members to derive value with minimal upfront investment costs. Cloud-based software allows continual access via the Internet and can quickly be updated, delivering new program content and functionality to all members with minimal disruption. The programs are built to be flexible and easy to use, offering members ad hoc querying, performance alerts, drill-down analysis, and comparative benchmarking.
Through the combination of our research and access to the technology programs, members gain insight into areas of opportunity for operational or financial improvement, receive best practices toolkits to capture the improvement, and directly use our resources to inform front-line decisions on an hourly, daily, and weekly basis. Our programs allow members to transform their data into information they can use to enhance performance, enabling them to quantify areas of opportunity and identify value captured through use of our programs, and allow members to benchmark themselves against each other and learn how other members captured value from our software applications and consulting services.
We offer 19 technology programs and enhanced solutions, a few of which include:

•
Planning 20/20 is a recently redesigned planning solution that integrates Crimson Market Advantage with several key research assets, enhanced analytics, and business development guidance to support hospital strategic planners’ need to meet new and evolving industry demands across the continuum of care.

•
Crimson Continuum of Care helps hospitals achieve physician alignment, identify outliers in care delivery, and measure and sustain outcomes from unwarranted care variation reduction initiatives in order to advance quality goals and secure cost savings.

•
Integrated Revenue Cycle Management Platform spans the revenue lifecycle from patient access to mid-cycle to business office and contract/payer management, delivering workflow, analytics, and data-enabled automation that enables health systems to dramatically improve revenue capture, eliminate re-work, and  optimize reimbursement.

Consulting Services
Through our consulting services, we provide on-the-ground support for major performance improvement initiatives, as well as best practice professional management of key areas of the hospital or medical group. We assist in three primary ways: expert counsel, including business planning and strategy development; dedicated support, including interim senior management to oversee a specific change management process for a defined period; and long-term management, involving a seasoned group of senior executives working on-site for an extended period to provide hands-on, practical advice and execution against financial and operational goals.

Our consulting engagements deliver meaningful insights and results in areas such as strategy, electronic medical record (EMR) optimization, revenue cycle optimization, clinical quality and care redesign, physician practice management, operational capacity and workforce efficiency, supply cost savings, and development of accountable care organizations and clinically integrated networks. Our members benefit from outcome-focused consultants experienced in change management, access to best practice performance criteria, industry standard and proprietary benchmarks, implementation-oriented recommendations, and an objective third-party perspective.
Focus Areas
Our technology and consulting programs cover our members’ most important problem areas, and are organized into three areas of focus:

•	Driving Health System Growth: Driving the acquisition and retention of patients by assembling the network needed to effectively bring care in the right setting

•	Reducing Care Variation: Improving care quality and reducing cost by eliminating unwarranted care variation

•	Optimizing the Revenue Cycle: Ensuring members’ financial viability by improving the efficiency and effectiveness of revenue management
In each area we have multiple technology solutions and industry experts focused on delivering significant value to our health care members. In 2016, we were able to document over $2 billion in incremental savings, efficiency, and revenue capture for our members through their work with us. In addition, we have, and continue to innovate and develop, enterprise capabilities that integrate across all areas of our members operations.
Education
Our education offerings were launched in 2007 and are presented to the marketplace collectively as EAB (www.eab.com). In fiscal year 2016, we worked with more than 1,100 college and university members, conducted approximately 5,000 research interviews, maintained more than 450 million course records in our student success analytic models, and engaged in more than 1.2 billion student interactions.
As in our health care business, our education offerings are all based on best practice. They are delivered through three types of renewable subscription programs: research, technology, and data-enabled services.
Research Programs
We offer more than a dozen research programs aimed at helping today's education leaders solve their most pressing issues and biggest problems. We identify best practices to address education’s top challenges with research forums dedicated to all key leaders of the academy, including provosts, chief business officers, chief information officers, chief research officers, vice presidents of enrollment management, vice presidents of student affairs, deans of continuing and online education, and many other key academic and administrative leaders. Across our research programs, we complete 50 major research initiatives each year. These best practices are disseminated to our membership through 100-250 page graphically-oriented publications, online publications and tools on our password protected member websites, and executive education presentations. In the year ended December 31, 2016, we delivered executive education services to more than 15,000 executive and managerial participants through more than 90 member meetings, over 390 on-site seminars, and over 100 webconferences.
Our research programs provide us deep access to our member colleges and universities, strong relationships with their leaders, and an unparalleled view of the key problems they face. This set of insights not only fuels our best practice work through our research programs but also provides a continuous source for new business ideas, which we have continually capitalized on throughout our decade of serving education institutions. These best practice insights have seeded not only additional research programs but also programs where we hardwire them through technology and data-enabled services.
Technology Programs
Currently, our technology programs are primarily focused in the area of student success. With disappointing graduation rates and student retention an increasing problem on college campuses, colleges and universities are spending an estimated $3.2 billion on student success. In 2009, we published a study in our research program for vice presidents of academic affairs that identified sixteen best practices for student retention and timely graduation. Out of that work, we have developed a membership that combines analytics, interaction, and workflow technology to help our members support, retain, and graduate more students. With more than 450 million course records in the platform and over 3.6 million daily logins, our student success technology is used to improve student advising and increase student success by identifying and positively influencing choices by at-risk and off-path students.

In addition, we also partner with university academic and business leaders to leverage department-specific benchmarks in enrollment, capacity, outcomes, and costs to help make smart decisions and investments to improve academic efficiency and grow program revenues.
Data-enabled services
Currently, our data-enabled services are primarily focused in the area of enrollment management. With slowing demographic trends and declines in public funding, colleges and universities are spending an estimated $4.1 billion on enrollment management. Through data-driven solutions, we support colleges and universities in targeting qualified prospective students; building relationships with prospective students during the search, application, and yield process; and optimizing financial aid resources. Our differentiated capabilities are bolstered by our more than 1.2 billion student interactions, contact with virtually all U.S. college-bound students, and proprietary methodologies and marketing campaign testing.
Our Membership
As of the date of this report, our membership consisted of approximately 5,600 members, composed primarily of hospitals and health systems and colleges and universities, as well as selected other health care and education institutions.
We seek to involve the country’s most progressive health care and education organizations in our membership. The participation of these members provides us with a window into the latest challenges confronting the industries we serve and the most innovative best practices that we can share broadly throughout our membership. As of December 31, 2016, we served all 20 of the honor roll hospitals listed in the 2016-2017 U.S. News and World Report ranking, all of the Becker Hospital Review largest 15 health systems in the United States, 30 of the world’s largest pharmaceutical and medical device companies, and 91 of the U.S. News and World Report top 100 national universities for 2017.
Our programs serve a range of constituencies, including both the most senior executives and the broader management team. As of the date of this report, our programs reached over 10,000 chief executive and chief operating officers and over 200,000 other senior executives, clinical leaders, department heads, and product-line managers. No one member accounted for more than 1.5% of our revenue in fiscal year 2016, fiscal year 2015, or the 2014 transition period. We generated approximately 2%, 2%, and 4% of our revenue from members outside the United States in fiscal year 2016, fiscal year 2015, and the 2014 transition period, respectively.
Pricing and Contracts
We typically charge a separate fixed annual membership fee for each of our programs that covers all of the services in the program. Annual fees vary by program based on the target executive constituency and the specific combination of services we provide to participating members. The annual fees paid by members within the same program also vary based on the size of the member institution and the total number of program memberships the member purchases. Membership fees also may be lower for the initial members of new programs. Annual fees for software programs are higher than annual fees for research and insights programs. On average, we increase membership fees 2% to 3% per year, and, in some of our programs, charge our members for certain direct billable expenses, such as travel expenses. Most of our memberships are multi-year agreements. Fees for our programs are generally payable in advance.
Sales and Marketing
We maintain new business development teams that are responsible for selling new memberships and member services teams that are responsible for servicing and renewing existing memberships. New business development representatives typically focus on selling specific programs through face-to-face meetings with senior executives at current and prospective member institutions. Member services representatives assume a relationship management role and perform most of their responsibilities over the telephone. New business development teams and member services teams are compensated with base salaries and variable, goal-based incentives. For many of our members, we assign an executive advisor to ensure that the member is receiving value from the programs in which it currently participates, to identify new programs that could assist the member with key challenges that it faces, and to coordinate the activities of the new business development and member services teams with the goal of serving the member and expanding the overall member relationship.
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
Competition
We are not aware of any other organization that offers services to health care or education organizations across as broad a range of best practices, technology and data-enabled services, and consulting services as those offered by our company. We compete in some discrete programs and for discretionary expenditures against health care-focused, education-focused, and multi-industry firms. These include consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; outsourcing firms; and specialized providers of educational and training services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, also may offer research, consulting, tools, and education services to health care and education organizations.
We believe that the principal competitive factors in our market include quality and timeliness of research and analysis; applicability and efficacy of recommendations; strength and depth of relationships with member senior executives; reliability and effectiveness of software applications; distinctiveness of dashboards and user interfaces; depth and quality of the customer network; ability to meet the changing needs of current and prospective members; measurable returns on customer investment; and service and affordability. We believe we compete favorably with respect to each of these factors.
Our collaboration agreement with CEB, a global business membership and research organization, to enhance our services to members and explore new product development opportunities expired in February 2017. The collaboration agreement includes a limited non-competition provision that survives the expiration until February 2018 in accordance with its terms.
Legal Proceedings
From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.
Employees
As of December 31, 2016, we employed approximately 3,800 professionals, approximately 2,000 of whom are based in our headquarters in Washington, D.C. None of our employees are represented by a collective bargaining arrangement.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010, collectively referred to as the Affordable Care Act, was signed into law with the stated goal of expanding access to affordable health insurance, controlling health care costs, and improving health care quality.
Based on public statements made by President Trump and members of Congress, it is possible that legislation may be enacted that would materially affect the Affordable Care Act and its implementation, including legislation that would repeal, replace, amend, or defund the law. We cannot predict the impact a repeal or substantial revision of the Affordable Care Act may have on our business or the business of our members.
Our failure to anticipate accurately the application of the laws and regulations affecting the health care and education industries, or our other failure to comply, could create liability for us, result in adverse publicity, and otherwise negatively affect our business. See the “Risk Factors” section of this report for more information about the impact of government regulation on our company.

Executive Officers
The following table sets forth as of the date of this report the names, ages, and positions of the persons who serve as our executive officers.

Executive Officers	Age	Position
Robert W. Musslewhite	47	Chief Executive Officer and Chairman
David L. Felsenthal	46	President and Director
Michael T. Kirshbaum	40	Chief Financial Officer and Treasurer
Evan R. Farber	44	Chief Legal Officer and Corporate Secretary
Cormac F. Miller	43	Chief Product Officer
Richard A. Schwartz	51	Chief Operating Officer, Health Care
Mary D. Van Hoose	52	Chief Talent Officer
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

Richard A. Schwartz became our Chief Operating Officer, Health Care in January 2016. He previously served as President, Performance Technologies and Consulting since March 2014 and as Executive Vice President from February 2006 to February 2014, responsible for strategic planning and general management of our physician-oriented programs. Mr. Schwartz joined us in 1992 and held various management positions within our research programs, including Executive Director, Research from June 1996 to March 2000 and General Manager, Research from 2001 to 2006. Mr. Schwartz received a B.A. degree from Stanford University and an M.B.A. from Duke University.
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
Risks Related to the Health Care and Education Industries
Because most of our members are in the health care industry, factors that adversely affect the financial condition of the health care industry could have a negative impact on us.
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
The health care industry is highly regulated and subject to changing political, legislative, regulatory, and other influences. Existing and new federal and state laws and regulations affecting the health care industry could create unexpected liabilities for us, could cause us or our members to incur additional costs, and could restrict our or our members’ operations. Many health care laws are complex and their application to us, our members, or the specific services and relationships we have with our members is not always clear. In addition, federal and state legislatures periodically have considered programs to reform or amend the U.S. health care system at both the federal and state level, and we expect that additional federal and state health care reform measures will be adopted in the future. In March 2010, the Affordable Care Act was signed into law with the goal of expanding access to affordable health insurance, controlling health care costs, and improving health care quality. Based on public statements made by President Trump and members of Congress, it is possible that legislation may be enacted that would materially affect the Affordable Care Act and its implementation, including legislation that would repeal, replace, amend, or defund the law. We cannot predict the impact that a repeal or substantial revision of the Affordable Care Act could have on our business or the business of our members.
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
We expect to derive an increasing amount of revenue from post-secondary educational institutions. Such educational institutions are subject to extensive federal and state regulation, including the Higher Education Act, Department of Education regulations, and individual state higher education regulations. The regulations govern many aspects of the operations of our higher education members, including marketing and recruiting activities, as well as their eligibility to participate in Title IV federal student financial aid programs, which is the principal source of funding for many of our members. There recently have been significant changes to these regulations, and a high level of regulatory activity and heightened legislative scrutiny is expected to continue. Changes in, new interpretations of, or noncompliance with applicable laws, regulations, standards, or policies applicable to our members could have a material adverse effect on their accreditation, authorization to operate in various states, or receipt of funds under Title IV programs, any of which, in turn, may harm our ability to generate revenue from these members and negatively affect our financial results.

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
Many of our higher education members are subject to the ban on incentive compensation established under the Higher Education Act and corresponding regulations established by the Department of Education. Such institutions are prohibited from providing any incentive payments based directly or indirectly on success in securing enrollments or financial aid to any persons or “entities” engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. Such entities would include us to the extent that we are engaged in any student recruiting or admission activities, or in making decisions regarding financial aid, for a member. Moreover, the ban on incentive compensation extends to incentive payments, based directly or indirectly on success in securing enrollments or financial aid, to the employees of such entities if the employees are involved with or responsible for admissions, recruiting, or financial aid activities. If we or our subcontractors or agents act in a manner that causes a violation of the incentive compensation rule, we could be liable to our members for substantial fines, sanctions, or other liabilities, including liabilities related to “whistleblower” claims under the federal False Claims Act. Any such claims, even if without merit, could require us to incur significant costs to defend the claims, distract management’s attention from our operations, and damage our reputation.
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
We derive most of our revenue from annual memberships for our programs, products, and services. Our growth therefore depends on our ability to attract prospects to their first membership, achieve and sustain high renewal rates on existing memberships, and sell additional products and services to existing members. This depends on our ability to understand and anticipate market and pricing trends and members’ needs, the continuity of our principal contacts at a member organization, our members’ budgetary environment, and our ability to deliver consistent, reliable, high-quality, and timely products and services that are more attractive than those of our competition. Failure to achieve new member additions, to deliver acceptable member renewal rate levels, or to cross-sell additional memberships and services to existing members at the level we forecast could materially and adversely affect our operating results.
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
Any failure by us adequately to identify, understand, or address competitive pressures could have a material adverse effect on our business. We compete in discrete programs and for discretionary dollars against health care-focused, education-focused, and multi-industry firms. These include traditional consulting firms; market research, data, benchmarking and forecasting providers; technology vendors and services firms; health care and education information technology firms; technology advisory firms; and specialized providers of educational and training services. Other entities, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, also may offer research, consulting, data-enabled services, and education services to health care and education organizations that are competitive with our programs.
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
We cannot be certain that we will be able to retain our current members or expand our member base in this competitive environment. If we do not retain current members or expand our member base, our business, financial condition, and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the health care information technology and health care industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively and could harm our business, financial condition, and results of operations.
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
Software development and implementation can take long periods of time and require significant capital investments. If our software applications are less effective, cost-efficient, or attractive to our members than they anticipate or do not function as expected or designed, we may not recover the development costs, and our competitive position, operations, or financial results could be adversely affected. In addition, any defects in our software applications or other intellectual property could result in additional development costs, the diversion of technical and other resources from our other development efforts, significant cost to resolve the defect, loss of members, harm to our reputation, risk of nonpayment, loss of revenue, and exposure to liability claims. We also rely on technology and implementation support provided by others in some of our programs that offer software applications. Our business could be harmed by defects in this technology or by the failure of third parties to provide timely and accurate services.
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
We provide strategic and operational support to our member institutions to help them achieve key clinical quality and financial performance goals, as well as to accelerate the implementation of best practices profiled in our research studies and to perform some services that they otherwise may perform themselves. If we do not deliver our services in an appropriate or timely manner, our relationships with some of our members and our results of operations may be negatively affected. To maintain our annual revenue and contract value from our consulting and management services, we will have to sell new consulting and management engagements each year as we complete other consulting and management engagements. We may not be successful in selling consulting and management engagements in the future as a result of a lack of continued market acceptance of our offerings or other factors. We also are subject to litigation for any failure to provide our services appropriately or in a timely manner.
We could sustain a material loss of business, substantial legal liability, and significant harm to our reputation as a result of an actual or attempted breach of security, unauthorized disclosure of information, denial of service attack, or the perception that personal or other sensitive or confidential information in our possession is not secure.
We receive, collect, process, and use a large amount of data and information from our employees and from or on behalf of our members and prospective members and other third parties in the course of our operations, including personally identifiable, protected health, and other sensitive and confidential information. This data and information are often accessed by us and our members through transmissions over public and private networks, including the Internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems. We have implemented security measures, technical controls, and contractual precautions designed to identify, detect, and prevent unauthorized access, alteration, use, or disclosure of our and our clients' and employees' data. These measures, however, may not provide absolute security. Beyond external criminal activity, systems that access or control access to our services and databases may be compromised as a result of human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. Because the techniques used to obtain unauthorized access, disable service, or sabotage systems change frequently, may originate from less regulated and remote areas around the world, and generally are not recognized until launched against us, we may be unable to address proactively these techniques or to implement adequate preventative measures.
If someone is able to circumvent or breach our security systems, they could misappropriate information or cause interruptions to our operations. Successful or attempted security breaches also could damage our reputation and expose us to a risk of monetary loss, litigation, fines, and sanctions. We also face risks associated with security breaches affecting third parties that conduct business with us or our members and others who interact with our data. Although we maintain insurance against loss for certain security and privacy breaches, we may not carry appropriate insurance or maintain sufficient coverage to compensate for all potential liability.
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
A portion of the data that we use is purchased, licensed, or otherwise obtained from third parties, including from our members, government entities, and public records. We believe that we currently have the rights necessary to use the data that are incorporated into our products and services, although our licenses for information may not allow us to use that information for all potential or contemplated applications and products. These third parties could seek to withdraw their data from us for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data, or if judicial or regulatory interpretations are issued restricting use of the data, and they also could fail to adhere to our data quality standards, causing us to incur additional expense to utilize the data appropriately. If a substantial number of data providers withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide products and services to our members could be materially adversely impacted, and would have a material adverse effect on our business, financial condition, and results of operations.
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
The products or technologies acquired, licensed, or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software generally is licensed by its authors or other third parties under various public domain or other open source licenses. Some open source software licenses require users who distribute open source software as part of their software to disclose publicly all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. There is little or no legal precedent governing the interpretation of many of the terms of these licenses and therefore the potential impact of such terms on our business is unknown and may result in unanticipated conditions or restrictions on our ability to market our software applications.
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
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, as discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2016 included in this report, we make certain estimates, including decisions related to provisions for uncollectible revenue, income taxes, and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If any of these estimates and assumptions should change or prove to have been incorrect, our reported operating results could be materially adversely affected.
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
Our ability to achieve the anticipated benefits of our acquisition of Royall Acquisition Co., or Royall, and other acquisitions continue to be subject to a number of uncertainties. The integration of Royall’s operations, which is continuing in 2017, could result in brand confusion, reduced employee morale and engagement, the disruption of our businesses, processes, and systems, inconsistencies in standards, controls, procedures, practices, and policies, and a significant burden on our management and internal resources, any of which could adversely affect our ability to achieve the anticipated the benefits of the acquisition as and when expected, or at all. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenue and efficiencies from the Royall and other, smaller acquisitions and could adversely affect our operating results and future growth.
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
Goodwill represents the excess purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We have a substantial amount of goodwill on our balance sheet generated in connection with our acquisitions and business growth strategy. As of December 31, 2016, our goodwill of approximately $739.5 million represented approximately 36.3% of our total assets as of that date. We test the goodwill balances allocated to our reporting units for impairment on an annual basis and if events occur or circumstances change that indicate that the fair value of one or more of our reporting units may be below its carrying amount. A decline in the quoted market price of our stock could denote a triggering event indicating that goodwill may be impaired. When testing goodwill for impairment, we determine fair value using both an income and market approach. The income approach is based on the present value of expected future cash flows utilizing a market-based weighted average cost of capital, or WACC. The market approach is based on revenue and earnings multiple data of peer companies. Because market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the fair value of the reporting units, including estimating revenue growth rates, operating margins, terminal growth rates, and discount rates. We also perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in the estimates and assumptions described above.
In connection with our annual goodwill assessment on October 1, 2015, management reduced its cash flow projections for Royall due in part to first year performance being below the expectations we had set as of the acquisition date. Based on the results of the impairment test, we recorded an impairment charge of 15.3% of Royall’s goodwill. For information about this $99.1 million impairment charge, see Note 7, “Goodwill and intangibles,” to our consolidated financial statements included in this report.
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
State tax authorities have challenged the tax-exempt status of hospitals and other health care facilities claiming such status on the basis that they are operating as charitable or religious organizations. The outcome of these cases has been mixed, with some facilities retaining their tax-exempt status and others being denied the ability to continue operating as not-for profit, tax-exempt entities under state law. In addition, many states have removed sales tax exemptions previously available to not-for-profit entities, and both the Internal Revenue Service and the U.S. Congress are investigating the practices of non-for profit hospitals. Those facilities denied tax exemptions could be subject to the imposition of tax penalties and assessments that could have a material adverse impact on their cash flow, financial strength, and, in some cases, continuing viability. If the tax-exempt status of any member is revoked or compromised by new legislation or interpretation of existing legislation, that member’s financial health could be adversely affected, which could have a negative impact on our sales to the member.
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
For tax purposes, we have deferred income tax assets consisting primarily of state income tax credit and net operating loss carryforwards. As of December 31, 2016, our deferred income tax assets totaled approximately $52.5 million, which constituted approximately 2.6% of our total assets as of that date. If our future taxable income is less than we believe it will be, we may not be able to fully realize our deferred tax assets. In estimating future tax consequences, we do not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates. We will recognize an adjustment to income for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when and if new tax laws or rates are enacted that have an impact on our deferred income taxes.
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
As of December 31, 2016, we employed approximately 370 employees in India through our Indian subsidiary, ABCO Advisory Services India Private Ltd., which expects to continue adding personnel. While there are cost advantages to operating in India, significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. In the future, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure in India. In addition, our reliance on a workforce in India exposes us to disruptions in the business, political, and economic environment in that region. Maintenance of a stable political environment is important to our operations, and terrorist attacks and acts of violence or war may directly affect our physical facilities and workforce or contribute to general instability. Our operations in India require us to comply with complex local laws and regulatory requirements and expose us to foreign currency exchange rate risk. Our Indian operations also may subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, and security breaches. Negative developments in any of these areas could increase our costs of operations or otherwise harm our business.
As a result of the inherent limitations in our internal control over financial reporting, misstatements due to error or fraud may occur and not be detected.
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file with or submit to the SEC under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to management and recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls.
Risks Related to Our Indebtedness
Our level of debt and interest payment obligations may limit our growth and operational flexibility.
As of December 31, 2016, we had approximately $524.7 million in aggregate outstanding indebtedness, consisting of $424.7 million in borrowings under our senior secured term loan facility and $100 million in borrowings under our senior secured revolving credit facility. As of the same date, we could incur up to an additional $80.9 million of indebtedness outstanding at any time under our senior secured revolving credit facility. This substantial level of indebtedness may have important consequences. For example, it may:

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
Borrowings under our senior secured credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We have entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility for a notional amount of $262.3 million as of December 31, 2016. However, we may not maintain interest rate swaps with respect to all of our variable-rate indebtedness and any swaps we enter into may not fully mitigate our interest rate risk. Additionally, hedging transactions involve additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions, and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense.
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
Risks Related to Our Common Stock
Any failure by us to maintain effective internal control over financial reporting may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on the effectiveness of our internal control over financial reporting and to include a report by our independent auditors attesting to such effectiveness. Any failure by us to maintain effective internal control over financial reporting could adversely affect our ability to report accurately our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent auditors determine that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict our future access to the capital markets. As discussed in this report under “Controls and Procedures,” our management has concluded that we have a material weakness in our internal control over financial reporting related to our tax process.
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
Provisions in our charter and bylaws may make it difficult and expensive for a third party to pursue a takeover attempt we oppose even if a change in control of our company would be beneficial to the interests of our stockholders. These provisions also could make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you support. The charter and bylaw provisions:

•	provide that the number of directors that will constitute the entire board of directors will be determined by a resolution of a majority of the board of directors;

•	provide that any vacancy on the board of directors may be filled only by the affirmative vote of a majority of the remaining directors then in office;

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our headquarters is located in approximately 340,000 square feet of office space in Washington, D.C. The facilities accommodate research, delivery, marketing and sales, software development, information technology, administration, and operations personnel. We occupy our headquarters facilities under an operating lease that expires in May 2019. The lease contains provisions for rental escalation and requires us to pay our portion of our executory costs such as taxes, insurance, and operating expenses.
In December 2015, we entered into a new lease to move our headquarters to a building that is being constructed in Washington, D.C. We expect to occupy the building for 16 years, starting no later than May 1, 2019. Payments to the landlord under our new lease agreement will not begin until May 2019.
As of December 31, 2016, we also leased office space under operating leases in Birmingham, Alabama; San Francisco, California; Chicago, Illinois; Bloomington, Minnesota; Plymouth Meeting, Pennsylvania; Nashville, Tennessee; Austin, Texas; Houston, Texas; Richmond, Virginia; and London, England. We also lease office space in Chennai, India through our Indian subsidiary, ABCO Advisory Services India Private Ltd. For information about our leases, see Note 14, “Commitments and contingencies,” to our consolidated financial statements included elsewhere in this report. We believe that our facilities are adequate for our current needs and that additional facilities will be available for lease on a commercially reasonable basis to accommodate our anticipated growth.

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
Our common stock is listed on the Global Select Market of The NASDAQ Stock Market LLC and is traded under the NASDAQ symbol “ABCO.” The following table sets forth, for our last two fiscal years, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2016:
First quarter	$49.17	$18.87
Second quarter	$36.45	$28.99
Third quarter	$48.86	$34.48
Fourth quarter	$44.85	$24.85
Year Ended December 31, 2015:
First quarter	$56.49	$43.00
Second quarter	$54.94	$46.67
Third quarter	$60.38	$43.59
Fourth quarter	$54.84	$40.70
As of February 28, 2017, there were nine holders of record of our common stock and 40,235,820 shares of common stock outstanding. The number of record holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.
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

The Advisory Board Company Stock Comparable Performance Graph
The graph below compares the cumulative total stockholder return on our common stock during the period from March 31, 2012 through December 31, 2016, with the cumulative total return on the S&P 500 Index, the Russell 2000 Index, and the NASDAQ Composite Index for the same period. The comparison assumes that $100 was invested on March 31, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	The Advisory Board Company	S&P 500 Index	Russell 2000 Index	NASDAQ Composite Index
March 31, 2012	$100	$100	$100	$100
March 31, 2013	$119	$114	$116	$107
March 31, 2014	$145	$139	$145	$139
December 31, 2014	$111	$155	$151	$159
December 31, 2015	$112	$157	$144	$170
December 31, 2016	$75	$176	$175	$185

Item 6. Selected Financial Data.
The following table presents our selected financial data. The table should be read in conjunction with our consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. In November 2014, we elected to change our fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31.

	Year Ended December 31,		Nine Months Ended December 31,	Year Ended March 31,
	2016	2015	2014	2014	2013
(In thousands except per share amounts)

Statements of Operations Data:
Revenue	$803,424	$768,348	$434,002	$519,429	$450,286
Costs and expenses:
Cost of services, excluding depreciation and amortization	392,956	392,676	230,769	271,923	237,605
Member relations and marketing	130,028	120,958	81,244	96,298	85,264
General and administrative	126,634	128,669	75,483	74,169	62,185
Depreciation and amortization	77,268	73,134	30,317	31,084	20,108
Impairment of capitalized software	—	8,166	2,086	—	—
Goodwill impairment	—	99,145	—	—	—
Total costs and expenses	726,886	822,748	419,899	473,474	405,162
Operating income (loss)	76,538	(54,400)	14,103	45,955	45,124
Other (expense) income:
Interest expense	(18,137)	(21,121)	—	—	—
Other (expense) income, net	(2,789)	(6,499)	(1,327)	2,706	2,604
Loss on financing activities	—	(17,398)	—	—	—
Total other (expense) income, net	(20,926)	(45,018)	(1,327)	2,706	2,604
Income (loss) before provision for income taxes and gains (losses) from equity method investments	55,612	(99,418)	12,776	48,661	47,728
Provision for income taxes	(11,040)	(15,200)	(3,530)	(18,737)	(17,899)
Gains (losses) from equity method investments	46,666	(4,396)	(6,540)	(6,051)	(6,756)
Net income (loss) before allocation to noncontrolling interest	91,238	(119,014)	2,706	23,873	23,073
Net (loss) income and accretion to redemption value attributable to noncontrolling interest	—	—	(6,253)	119	108
Net income (loss) attributable to common stockholders	$91,238	$(119,014)	$(3,547)	$23,992	$23,181
Earnings per share:
Net income (loss) attributable to common stockholders per share – basic	$2.25	$(2.84)	$(0.10)	$0.67	$0.67
Net income (loss) attributable to common stockholders per share – diluted	$2.23	$(2.84)	$(0.10)	$0.65	$0.64
Weighted average number of shares outstanding:
Basic	40,528	41,888	36,213	35,909	34,723
Diluted	40,871	41,888	36,213	36,959	36,306

	Year Ended December 31,		Nine Months Ended December 31,	Year Ended March 31,
	2016	2015	2014	2014	2013
(In thousands)
Stock-based compensation expense included in Statement of Operations:
Costs and expenses:
Cost of services	$9,231	$9,211	$5,977	$5,527	$3,975
Member relations and marketing	5,028	5,176	3,348	3,688	2,643
General and administrative	15,176	14,706	8,640	9,002	7,295
Total costs and expenses	29,435	29,093	17,965	18,217	13,913
Operating income	(29,435)	(29,093)	(17,965)	(18,217)	(13,913)

	December 31,			March 31,
	2016	2015	2014	2014	2013
(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$91,151	$71,825	$72,936	$23,129	$57,829
Marketable securities	—	—	14,714	164,396	156,839
Working capital (deficit)	8,826	(25,454)	46,635	(61,038)	(26,720)
Total assets	2,036,878	1,979,477	1,125,643	1,042,064	898,849
Deferred revenue	734,594	755,424	672,743	589,077	503,576
Total stockholders’ equity	517,044	449,091	317,810	336,665	283,185

	December 31,			March 31,
	2016	2015	2014	2014	2013
(unaudited)
Other Operating Data:
Contract value (in thousands) (1)	$781,368	$762,595	$601,842	$541,903	$466,329

—————————————

(1)	Represents the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements included in this report.
In November 2014, we elected to change our fiscal year end from March 31 to December 31. We refer to the nine-month transition period that began on April 1, 2014 and ended December 31, 2014 as the 2014 transition period. We believe that a reader’s understanding of our results of operations will be enhanced by review of a comparison between our audited results for the fiscal year ended December 31, 2015, referred to as fiscal year 2015, and our unaudited results for the calendar year ended December 31, 2014, referred to as calendar year 2014. Accordingly we present our discussion and analysis under “Results of Operations” below based on comparisons of the results for such periods, as well as based on a comparison of the results of fiscal year 2015 to the results for our fiscal year ended December 31, 2016, referred to as fiscal year 2016.
Overview of Our Operations
We are a leading provider of insight-driven performance improvement software and solutions to the rapidly changing health care and education industries. Through our subscription-based membership programs and consulting capabilities, we leverage our intellectual capital to help our clients, which we refer to as our members, solve their most critical business problems. As of the date of this report, we served approximately 5,600 members.
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our growth has been driven by strong renewal rates, expansion of our relationships with existing members, new program launches, acquisition activity, the addition of new members, and annual price increases. Our member institution renewal rate has equaled or exceeded 90% in each of the twelve-month fiscal periods in the three-year period ended December 31, 2016. We believe high renewal rates reflect of our members’ recognition of the value they derive from participating in our programs.
Our revenue grew 4.6% in fiscal year 2016 over fiscal year 2015 and 34.4% in fiscal year 2015 over calendar year 2014. Our contract value increased 2.5% from December 31, 2015 to $781.4 million as of December 31, 2016 and 26.7% from December 31, 2014 to $762.6 million as of December 31, 2015. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.
On January 3, 2017, we approved a restructuring plan as part of our ongoing efforts to better align our resources and health care business strategy to meet member needs and market demand as well as to improve efficiency and future growth. In connection with such restructuring plan, we will reduce our workforce as a part of a broader effort to more closely align operating expenses with our long-term strategic initiatives and current macroeconomic business conditions. The reduction-in-force will affect approximately 220 employees and is expected to be completed during fiscal year 2017. We expect to recognize approximately $7 to $9 million of pre-tax restructuring charges in fiscal year 2017 in connection with this reduction-in-force, consisting of severance and other employee termination benefits.
We expect revenue and rate of revenue growth to be stable year-over-year in fiscal year 2017 due to the exiting of certain products and services which do not fully align with our long-term strategy, the absence of acquisition activity in fiscal year 2016 after our acquisition of Royall in fiscal year 2015, and slower sales in the quarter ended December 31, 2016 offset by expansion of our relationships with existing members, the addition of new members, and annual price increases.
Our operating costs and expenses consist of cost of services, member relations and marketing expense, general and administrative expenses, depreciation and amortization expense, impairment of capitalized software, and goodwill impairment.

•
Cost of services includes the costs associated with the production and delivery of our products and services, consisting of compensation for research, creative, data, and analysis personnel, consultants, software developers, and in-house faculty; costs of the organization and delivery of membership meetings, teleconferences, and other events; production and distribution of published materials; technology license fees; costs of developing and supporting our cloud-based content and software; and fair value adjustments to acquisition-related earn-out liabilities.

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

•	Impairment of capitalized software includes the impairment charge taken to write down acquired technology and internally developed capitalized software balances to their fair value.

•	Goodwill impairment includes the impairment charge taken to write down goodwill to its estimated fair value.
Our operating costs for each period include stock-based compensation expenses and expenses representing additional payroll taxes for compensation expense as a result of the taxable income employees recognize upon their exercise of common stock options and the vesting of restricted stock units issued under our stock incentive plans.
The inclusion of the results of acquired businesses affect the comparability of our results of operations for the periods addressed in this management’s discussion and analysis.

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

Results of Operations
The following table shows statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31, (1)			Nine Months Ended December 31,
	2016	2015	2014	2014
			(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	48.9	51.1	52.0	53.2
Member relations and marketing	16.2	15.7	18.8	18.7
General and administrative	15.8	16.7	16.5	17.4
Depreciation and amortization	9.6	9.5	6.8	7.0
Impairment of capitalized software	—	1.1	0.4	0.5
Goodwill impairment	—	12.9	—	—
Total costs and expenses	90.5	107.0	94.5	96.8
Operating income (loss)	9.5	(7.1)	5.5	3.2
Interest expense	(2.3)	(2.7)	—	—
Other (expense) income, net	(0.3)	(0.8)	(0.1)	(0.3)
Loss on financing activities	—	(2.3)	—	—
Total other (expense) income, net	(2.6)	(5.9)	(0.1)	(0.3)
Income (loss) before provision for income taxes and gains (losses) from equity method investments	6.9	(12.9)	5.4	2.9
Provision for income taxes	(1.4)	(2.0)	(1.8)	(0.8)
Gains (losses) from equity method investments	5.8	(0.6)	(1.6)	(1.5)
Net income (loss) before allocation to noncontrolling interest	11.3	(15.5)	1.9	0.6
Net loss and accretion to redemption value attributable to noncontrolling interest	—	—	(1.1)	(1.4)
Net income (loss) attributable to common stockholders	11.3%	(15.5)%	0.8%	(0.8)%

(1)
Shows the audited results for our fiscal year ended December 31, 2016 and 2015, the unaudited results for the calendar year ended December 31, 2014, and the audited results for the nine-month transition period that began on April 1, 2014 and ended on December 31, 2014.

Years ended 2016, 2015, and 2014
Net income (loss) attributable to common stockholders. Net income attributable to common stockholders was $91.2 million in fiscal year 2016 compared to net loss attributable to common stockholders of $119.0 million in fiscal year 2015. Our net income in fiscal year 2016 reflected an increase in revenue of $35.1 million, a $29.7 million post-tax gain on the sale of a portion of our shares in Evolent Inc., an $18.2 million post-tax dilution gain due to Evolent's acquisition activity, and a $3.0 million decrease in interest expense. The net loss in the prior year period was primarily attributable to a $99.1 million goodwill impairment, $21.1 million in interest expense related to new indebtedness, a $17.4 million loss on financing activities, and a discrete tax item of $10.8 million related to a write-off of accumulated Washington, D.C. tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015. We did not incur comparable expenses in the current period.
Net loss attributable to common stockholders in fiscal 2015 also included an $8.2 million impairment of capitalized software, $6.6 million in acquisition-related costs, a $3.2 million impairment of a cost method investment, and increases in operating expenses, which were principally related to our acquisition of Royall. The effects of these items were partially offset by a $196.5 million increase in revenue over the revenue generated in calendar year 2014 and a non-cash accretion of $6.3 million in calendar year 2014 associated with the change in the redemption value of our redeemable noncontrolling interest in a private entity.
Revenue. Total revenue increased 4.6% to $803.4 million in fiscal year 2016 from $768.3 million in fiscal year 2015, while contract value increased 2.5% to $781.4 million as of December 31, 2016 from $762.6 million as of December 31, 2015.

The increases in revenue and contract value were primarily attributable to membership growth in our Royall enrollment services, education research programs, student success software program, and EMR optimization services offering.
Total revenue increased 34.4% to $768.3 million in fiscal year 2015 from $571.8 million in calendar year 2014, while contract value increased 26.7% to $762.6 million as of December 31, 2015 from $601.8 million as of December 31, 2014. The increases in revenue and contract value were primarily attributable to our acquisition of Royall, strong performance in our consulting and management offerings, including the addition of EMR optimization services through acquisitions and continued growth in our software and research programs.
Cost of services. Cost of services increased to $393.0 million for fiscal year 2016 from $392.7 million for fiscal year 2015. As a percentage of revenue, cost of services was 48.9% and 51.1% for fiscal years 2016 and 2015, respectively. The decrease in cost of services as a percentage of revenue for the fiscal year 2016 was primarily attributable to the benefit of more revenue across our fixed cost platform and lower average employee bonuses. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities, which resulted in decreases in such liabilities of $1.3 million and $1.7 million in fiscal years 2016 and 2015, respectively.
Cost of services increased to $392.7 million for fiscal year 2015 from $297.4 million for calendar year 2014. The increase in cost of services was primarily due to an increase of $46.6 million relating to our acquisition of Royall and increases of $13.8 million relating to the continued growth and expansion of our Crimson programs, as well as to our recent acquisitions of Clinovations and ThoughtWright, LLA d/b/a Grades First, or GradesFirst. Cost of services in the fiscal year 2015 also reflected increased costs associated with the delivery of program content and tools to our expanded membership base, including increased staffing, licensing fees, and other costs. As a percentage of revenue, cost of services was 51.1% for fiscal year 2015 and 52.0% for calendar year 2014. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities, which resulted in decreases in such liabilities of $1.7 million in fiscal year 2015 and $4.7 million in calendar year 2014.
Member relations and marketing expense. Member relations and marketing expense increased 7.5% to $130.0 million in fiscal year 2016 from $121.0 million in fiscal year 2015. As a percentage of revenue, member relations and marketing expense in fiscal years 2016 and 2015 was 16.2% and 15.7%, respectively. The increases in member relations and marketing expense were primarily attributable to increases in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base.
Member relations and marketing expense increased 12.4% to $121.0 million in fiscal year 2015 from $107.7 million in calendar year 2014. As a percentage of revenue, member relations and marketing expense was 15.7% in fiscal year 2015 and 18.8% in calendar year 2014. The increase in member relations and marketing expense was primarily attributable to an increase in sales staff and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. The decrease in member relations and marketing expense as a percentage of revenue resulted from our acquisition of Royall as the Royall business historically spends less on marketing relative to revenue, as well as increased efficiency of our sales teams.
General and administrative expense. General and administrative expense decreased to $126.6 million in fiscal year 2016 from $128.7 million in fiscal year 2015. As a percentage of revenue, general and administrative expense decreased to 15.8% in fiscal year 2016 from 16.7% in fiscal year 2015. The decrease of $2.0 million in general and administrative expense was primarily attributable to $6.6 million in acquisition costs related to our acquisition of Royall in fiscal year 2015, $4.0 million relating to an all-employee event during 2015 with no comparable expense in fiscal year 2016, and lower average employee bonuses. This decrease was offset in part by increased investment in administrative functions and office space to support our growing organization.
General and administrative expense increased to $128.7 million in fiscal year 2015 from $94.2 million in calendar year 2014. As a percentage of revenue, general and administrative expense increased to 16.7% in fiscal year 2015 from 16.5% in calendar year 2014. The increase of $34.4 million in general and administrative expense was primarily attributable to increases of $4.6 million in costs related to investments in our human resources, finance, and information technology infrastructure to support our growing employee base and number of office locations, as well as an increase of $5.0 million in our new product and corporate development groups. For fiscal year 2015, we also recognized a total of $6.6 million in acquisition costs related to our acquisition of Royall, $4.0 million relating to an all-employee event, and $3.2 million in costs relating to signing our new headquarters lease.
Depreciation and amortization. Depreciation expense increased to $77.3 million, or 9.6% of revenue in fiscal year 2016, from $73.1 million, or 9.5% of revenue in fiscal year 2015. The increase in depreciation and amortization expense in the current period was primarily attributable to increased amortization expense from developed capitalized internal-use software and depreciation of improvements made to our Washington, D.C. headquarters.

Depreciation expense increased to $73.1 million, or 9.5% of revenue in fiscal year 2015, from $39.1 million, or 6.8% of revenue in calendar year 2014. The increase in depreciation and amortization expense in the current period was primarily attributable to increased amortization expense of $23.4 million from acquired intangibles relating to our acquisitions of Royall, GradesFirst, and Clinovations, as well as, developed capitalized internal use software, and depreciation of improvements made to new expansion floors in our Washington, D.C. headquarters.
Impairment of capitalized software. During fiscal year 2015, we concluded that certain internally developed and acquired technology assets would no longer be utilized in our services, and as a result, we recognized a $8.2 million impairment charge on the remaining unamortized costs. During the calendar year 2014, we concluded that certain internally developed capitalized software for sale assets were not fully recoverable, and as a result recognized a $2.1 million impairment on the remaining unamortized costs.
Goodwill impairment. We performed our annual goodwill impairment assessment on October 1, 2015 and, in connection with the preparation of our audited financial statements for fiscal year 2015, concluded that the Royall reporting unit was impaired by $99.1 million. See Note 7, “Goodwill and intangibles,” to our consolidated financial statements included in this report for information about this impairment change. There was no comparable activity in the other periods.
Interest expense. Interest expense decreased to $18.1 million in fiscal year 2016 from $21.1 million in fiscal year 2015. The decrease in interest expense was due to lower average debt balances following our retirement of $150 million of indebtedness and a related refinancing that occurred during the fiscal year 2015 in addition to continued principal payments.
Interest expense of $21.1 million was recognized during fiscal year 2015 on indebtedness incurred to fund the Royall acquisition on January 9, 2015. Subsequently in fiscal 2015, $150 million of such an acquisition indebtedness was retired and the balance of such indebtedness was refinanced. There was no comparable activity in calendar year 2014.
Other (expense) income, net. Other (expense) income, net consists of gains and losses on investments in preferred stock and common stock warrants, interest income, and foreign currency gains and losses. Other expense, net for fiscal year 2016 was $2.8 million and consisted of foreign exchange losses of $1.4 million. In addition, we incurred a $1.8 million impairment loss on a cost method investment and a $0.4 million gain on our interest rate swap during fiscal year 2016. The foreign currency gains and losses reflected the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.
For fiscal year 2015, other income, net consisted of gains and losses on investments in preferred stock and common stock warrants, interest income, and foreign currency gains and losses. Other expense, net for fiscal year 2015 was $6.5 million and consisted of a loss of $3.6 million on a cost method investment, and a foreign exchange rate loss of $2.9 million. Other expense, net for calendar year 2014 was $0.6 million and consisted of interest income of $1.1 million, offset by a foreign exchange rate loss of $1.7 million. As of December 31, 2015, we no longer owned marketable securities, except for our ownership interest in Evolent Health, Inc., which is accounted for under the equity method.
Loss on financing activities. A loss on financing activities of $17.4 million was recognized in connection with the refinancing of acquisition indebtedness during fiscal year 2015. There was no comparable activity in fiscal year 2016 or 2014.
Provision for income taxes. Our provision for income taxes was $11.0 million and $15.2 million for calendar years 2016 and 2015, respectively. Our effective tax rate for fiscal year 2016 was 19.9% compared to (15.3)% for fiscal year 2015.
Our provision for income taxes for the fiscal year 2015 was $15.2 million compared to $10.5 million for the calendar year 2014. Our effective tax rate of (15.3)% for the fiscal year 2015 decreased from our effective tax rate of 34.0% for the calendar year 2014. The tax expense for fiscal year 2015 included a $10.8 million impact related to a write-off of accumulated Washington, D.C. income tax credits as a result of changes in District of Columbia tax laws effective January 1, 2015.
Gains (losses) from equity method investments. Our proportionate share of gains and losses in our investments in the Evolent entities, net of tax during fiscal years 2016, 2015, and calendar year 2014 were $46.7 million, $4.4 million, and $6.5 million, respectively. The primary drivers for the gains in fiscal year 2016 was the sale of a portion of our ownership interest in Evolent Inc. and dilution gains recognized as a result of Evolent's acquisition activity. Total cash received from the partial sale was $48.6 million and resulted in the recognition of a post-tax gain of $29.7 million in fiscal year 2016. Total post-tax dilution gains recognized as the result of Evolent's acquisition activity was $18.2 million.
Net loss and accretion to redemption value of noncontrolling interest. In July 2012, we entered into an agreement with an entity created for the sole purpose of providing consulting services for us on an exclusive basis. We determined that this entity met the definition of a variable interest entity over which we have significant influence and, as a result, have consolidated the results of this entity into our consolidated financial statements. During calendar year 2014, we determined that the conditions to satisfy the put option discussed further in Note 9, "Noncontrolling interest," of our consolidated financial statements included in this report were probable of achievement and at such time recorded an accretion charge to the estimated redemption amount of our redeemable noncontrolling interest of $6.3 million.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units issued under our stock incentive plans for fiscal years 2016 and 2015, and calendar year 2014 (in thousands):

	Year Ended		Year Ended
	December 31,		December 31,
	2016	2015	2014
Stock-based compensation expense included in:			(unaudited)
Costs and expenses:
Cost of services	$9,231	$9,211	$7,358
Member relations and marketing	5,028	5,176	4,190
General and administrative	15,176	14,706	10,839
Depreciation and amortization	—	—	—
Total costs and expenses	29,435	29,093	22,387
Operating income	(29,435)	(29,093)	(22,387)
There are no stock-based compensation costs capitalized as part of the cost of an asset.
Stock-based compensation expense by award type for calendar years 2016, 2015, and 2014 was as follows (in thousands):

	Year Ended		Year Ended
	December 31,		December 31,
	2016	2015	2014
Stock-based compensation expense by award type:			(unaudited)
Stock options	$13,270	$10,908	$6,585
Restricted stock units	16,165	18,185	15,802
Total stock-based compensation	$29,435	$29,093	$22,387
As of December 31, 2016, $49.0 million of total unrecognized compensation cost related to stock-based awards is expected to be recognized over a weighted average period of 2.4 years.
Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support our expected operating and capital expenditures, as well as our debt service obligations, during at least the next 12 months. We had cash and cash equivalents of $91.2 million as of December 31, 2016 and cash and cash equivalents balances of $71.8 million as of December 31, 2015. We expended $61.6 million in fiscal year 2016 and $53.0 million in fiscal year 2015 in cash to purchase shares of our common stock through our share repurchase program. We expended $1.9 million in fiscal year 2016 and $746.7 million in fiscal year 2015 in cash for acquisitions.
Cash Flows
Cash flows from operating activities. The combination of revenue growth, profitable operations, and payment for memberships in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income attributable to common stockholders on an annual basis. Net cash flows provided by operating activities were $112.6 million for fiscal year 2016, compared to $161.9 million for fiscal year 2015. The decrease was primarily attributable to the change in taxes paid from a net refund of $4.7 million in fiscal year 2015 to net tax payments of $25.9 million in fiscal year 2016, as well as to a slower rate of cash collection and the timing of payments of accounts payable. Operating cash flow was further reduced by income tax payments primarily attributed to the sale of a portion of our ownership interest in Evolent Inc. The cash proceeds from the sale are included in our cash flows from investing activities.
Net cash flows provided by operating activities were $161.9 million for fiscal year 2015 and consisted primarily of net loss offset by non-cash impairment charges of $110.9 million, non-cash depreciation and amortization expense, stock-based compensation expense, and loss on financing activities. The changes in membership fees receivable and deferred revenue which increased operating cash flows reflect the fact that we invoice and collect in advance of services performed.

Net cash flows provided by operating activities were $64.6 million for the transition period and consisted primarily of net income plus non-cash depreciation and amortization expense, stock-based compensation expense, and deferred revenue, offset in part by changes in membership fees receivable.
Cash flows from investing activities. Our cash management, investment and acquisition strategy, and capital expenditure programs affect investing cash flows. Cash used in investing activities for fiscal year 2016 was $1.9 million, consisting primarily of $48.6 million of cash received from the sale of a portion of our ownership interest in Evolent Inc., offset by capital expenditures of $48.5 million, and expenditures of $1.9 million for our acquisition.
Cash used in investing activities for fiscal year 2015 was $791.7 million, consisting primarily of expenditures of $746.7 million for our acquisitions, capital expenditures of $56.7 million, and a contribution of $3.0 million to Evolent LLC. The effect of these factors was offset in part by redemptions of $14.7 million of marketable securities.
During the transition period, investing activities provided $29.9 million in cash, which primarily consisted of net redemptions of $151.4 million of marketable securities, partially offset by expenditures of $70.2 million for our acquisitions of Healthpost, GradesFirst, and Clinovations and by capital expenditures of $51.4 million.
Cash flows from financing activities. In fiscal year 2016, we had net cash flows used in financing activities of $91.4 million consisting of proceeds of $17.0 million from the issuance of debt, proceeds of $4.8 million from the issuance of common stock, and excess tax benefits of $1.3 million resulting from the exercise of employee options. The effect of those items was partially offset by the repurchase of 1,951,258 shares of our common stock for approximately $61.6 million, the pay-down of debt of $45.8 million, $3.6 million in acquisition-related earn-out payments, and our use of $3.5 million to satisfy minimum employee tax withholding for vested restricted stock units.
In fiscal year 2015, we had net cash flows used in financing activities of $628.6 million consisting of proceeds of $1,840.7 million from the issuance of debt, proceeds of $154.0 million from the issuance of common stock, and excess tax benefits of $4.9 million resulting from the exercise of employee options. The effect of those items was partially offset by the pay-down of debt of $1,307.2 million, the repurchase of 1,069,357 shares of our common stock for approximately $53.0 million, our use of $6.1 million to satisfy minimum employee tax withholding for vested restricted stock units, $3.3 million to pay debt issuance costs, and $1.5 million to make acquisition-related earn-out payments.
In the transition period, we had net cash flows used in financing activities of $44.6 million, consisting of our repurchase of 731,559 shares of our common stock for approximately $36.0 million, our use of $7.6 million to satisfy minimum employee tax withholding for vested restricted stock units, and a $6.1 million payment for the acquisition of a noncontrolling interest. The effect of those items was partially offset by our receipt of $4.3 million from the exercise of stock options, $0.4 million in excess tax benefits resulting from the exercise of employee options, and $0.4 million from the issuance of common stock under our employee stock purchase plan.
Senior secured credit facilities
On February 6, 2015, we obtained $675 million of senior secured credit facilities, referred to as the Credit Facilities, under a credit agreement with a syndicate of lenders. The Credit Facilities were amended on October 30, 2015.
The amended Credit Facilities consist of (a) a five-year senior secured term loan facility in the principal amount of $475 million, or Term Facility, and (b) a five-year senior secured revolving credit facility, or Revolving Facility, under which up to $200 million principal amount of borrowings and other credit extensions may be outstanding at any time.
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
Term Facility
As of December 31, 2016, $424.7 million was outstanding under the Term Facility. We are able to elect, subject to pro forma compliance with the financial covenants and other customary conditions, to solicit the lenders under the Credit Facilities or other prospective lenders to add one or more incremental term loan facilities to the Credit Facilities or to increase commitments under the Revolving Facility in an aggregate amount of no more than (a) $150 million plus (b) the amount of voluntary prepayments of borrowings under the Credit Facilities not funded with the incurrence of other long-term indebtedness. Any such voluntary prepayments of loans under the Revolving Facility must be accompanied by permanent reductions of commitments under the Revolving Facility.
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
Amounts drawn under the Term Facility generally bear interest, payable monthly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, or LIBOR, plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. The interest rate on the alternate base rate loans will fluctuate as the base rate fluctuates, while the interest rate on the LIBOR loans will be adjusted at the end of each applicable interest period. Interest on alternate base rate loans will be payable monthly in arrears, while interest on LIBOR loans will be payable at the end of each applicable interest period, except that, in the case of any interest period longer than three months, interest will be payable at the end of each three-month period.
Revolving Facility
As of December 31, 2016, $100 million of borrowings were outstanding under the Revolving Facility. Up to a maximum of $200 million of amounts (including letters of credit) may be outstanding at any time under the facility. The Revolving Facility will mature, and all revolving loans outstanding under the facility will become due and payable, on February 6, 2020. The facility loans may be borrowed, repaid and reborrowed from time to time during the term of the facility. We may use the proceeds of borrowings under the Revolving Facility, when drawn, to finance working capital needs and for general corporate purposes, including permitted acquisitions.
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
The Credit Facilities contain customary negative covenants restricting certain actions that may be taken by us and our subsidiaries. Subject to specified exceptions, these covenants limit our ability and the ability of our subsidiaries to incur indebtedness, create liens on our assets, pay cash dividends, repurchase our common stock and make other restricted payments, make investments in or loans to other parties, sell assets, engage in mergers and acquisitions, enter into transactions with affiliates, enter into sale and leaseback transactions, and change our businesses. The Credit Facilities also contain customary affirmative covenants, including, among others, covenants requiring compliance with laws, maintenance of corporate existence, licenses, properties, and insurance, payment of taxes and performance of other material obligations, and delivery of financial and other information to the lenders. We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of our fiscal quarter, for a period consisting of our most recently completed four fiscal quarters. We were in compliance with these financial covenants as of December 31, 2016.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2016. These obligations relate to our debt, leases for our headquarters and other offices, and a non-cancelable agreement for the purchase of data. These are more fully described in Note 14, “Commitments and contingencies,” to our consolidated financial statements included in this report.

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$522,086	$49,347	$156,540	$316,199	$—
Build-to-suit lease obligation	$446,133	$—	$16,515	$50,407	$379,211
Non-cancelable operating leases	$62,053	$17,421	$27,398	$11,621	$5,613
Purchase obligation	$2,375	$1,375	$1,000	$—	$—
Interest payments on debt obligations	$37,247	$14,086	$22,448	$713	$—

In addition to the contractual obligations above, as of December 31, 2016 we have payments of up to $1.2 million contingently payable through December 31, 2017 related to business acquisitions. For additional detail, see Note 4, “Fair value measurements,” to our consolidated financial statements included in this report.
Share Repurchase Program
In January 2004, our board of directors authorized the repurchase by us from time to time of up to $50 million of our common stock. This authorization subsequently was increased in cumulative amount to $100 million in October 2004, to $150 million in February 2006, to $200 million in January 2007, to $250 million in July 2007, to $350 million in April 2008, to $450 million in May 2013, and to the current level of $550 million in November 2015. We intend to fund any future share repurchases with cash on hand and with cash generated from operations. No minimum number of shares for repurchase has been fixed, and the share repurchase authorization has no expiration date. All repurchases have been made in the open market pursuant to this publicly announced repurchase program. As of December 31, 2016, the remaining authorized repurchase amount was $36.5 million. Our ability to repurchase common stock is restricted by the covenants in our senior secured credit facilities.
Exercise of Stock Options and Purchases Under Our Employee Stock Purchase Plan
Options granted to participants under our stock-based incentive compensation plans that were exercised to acquire shares generated cash of approximately $4.3 million for fiscal year 2016, $4.7 million for fiscal year 2015, and $4.3 million for the 2014 transition period from payment of option exercise prices.
Cash flows of approximately $0.5 million for fiscal year 2016, $0.5 million for fiscal year 2015, and $0.4 million for the 2014 transition period were provided by discounted stock purchases by participants under our employee stock purchase plan.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition or results of operations.
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
Revenue Recognition
Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectibility is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member. Fees receivable during the subsequent twelve-month period and related deferred revenue are recorded on the balance sheet upon the commencement of the membership and are subsequently updated at the end of each reporting period. In many of our higher priced membership program agreements with terms that are greater than one year, fees may be billed on an installment basis. In certain multi-year arrangements, the member has the ability to cancel the arrangement within a defined notice period without penalty.
Our membership programs generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: best practices research; executive education curricula; cloud-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and technology. Access to such deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables, we review the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery, and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If we determine that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. Because of the unique nature of our products, neither vendor specific objective evidence nor third-party evidence is available. Therefore, we utilize best estimate of selling price to allocate arrangement consideration in multiple- deliverable arrangements. Best estimate of selling price is an estimate and, as such, could change over time.
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
Certain membership programs incorporate hosted software. In many of these agreements, members are charged set-up fees in addition to subscription fees for access to the hosted cloud-based software and related membership services. Both set-up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally three years, and is consistent with the pattern of the delivery of services under these arrangements. Upon launch of a new program that incorporates software, all program revenue is deferred until the program is generally available for release to our membership, and then recognized ratably over the remainder of the contract term of each agreement.
Certain arrangements include performance-based fees that are contingent upon the member realizing a benefit over a defined period. These performance-based fees are included in the arrangement consideration and recognized when the related services are provided to the member and we are reasonably assured that the amounts due are collectible. We have not recognized any revenue that is at risk due to future performance contingencies.
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

Property and Equipment
Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal use software development costs, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership programs, we provide technology under a hosting arrangement where the software application resides on our or our service providers’ hardware. The members do not take delivery of the software and only receive access to the software during the term of their membership agreement.
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
Construction Costs for a Build-to-Suit Lease
In December 2015, we entered into a build-to-suit lease agreement for a new corporate headquarters in Washington, D.C., which is currently being constructed. For accounting purposes only, we are the deemed owner of the building during the construction period. Accordingly, we estimate the construction-in-progress asset and the corresponding construction financing obligation on at least a quarterly basis. Estimates for the total cost of the construction and percentage of completion are based on project plans and progress reports. We anticipate that construction will be completed in mid-2019.
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
Increases or decreases in the fair value of contingent consideration obligations resulting from changes in the estimates of earn-out results can materially impact the financial statements. As of December 31, 2016, we had a liability of $1.2 million for contingent consideration related to acquisitions. See Note 4, “Fair value measurements,” to our consolidated financial statements included in this report for further detail.
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
We estimate the fair value of our reporting units using both an income and a market approach. The income approach is based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The determination of fair value using the income approach involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, terminal growth rates, and discount rates. The market approach is based on revenue and earnings multiple data of peer companies. See Note 7, “Goodwill and intangibles,” to our consolidated financial statements included in this report for further detail, including information about our recognition of a goodwill impairment charge of $99.1 million during fiscal year 2015.
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
Deferred Incentive Compensation and Other Charges
Incentive compensation to our employees related to the negotiation of new and renewal memberships, license fees to third-party vendors for tools, data, and software incorporated in specific memberships that include software, and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.
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
Our tax positions are subject to income tax audits by federal, state, local, and foreign tax authorities. A tax benefit from an uncertain position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based on its technical merits. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time.
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
Determining the estimated fair value of stock-based awards is subjective in nature and involves the use of estimates and assumptions, including the term of the stock-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our shares, forfeiture rates of the awards, and the impact of market conditions. The probability of achieving performance conditions and the estimated time to achieve such performance conditions are significant estimates in determining when and in what amount to recognize stock-based awards with performance conditions. Such estimates are made based on the historical achievement of similar conditions and our estimated operating plan. As these factors change, the estimates of probability and estimated time to achieve performance conditions are updated. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Our fair value estimates are based on assumptions we believe are reasonable but that are inherently uncertain. The fair value of all restricted stock units, with the exception of the restricted stock units issued with market-based conditions, is determined as the fair market value of the underlying shares on the date of grant. The fair value of restricted stock units issued with both performance-based and market-based conditions is calculated on the date of grant using a Monte Carlo model. To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation, or refine different assumptions in future periods such as the probability or timing of achieving performance conditions and forfeiture rates that differ from our current estimates, among other potential factors, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from the expense and the tax benefits we have recorded in previous reporting periods.
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
Our management uses these non-GAAP financial measures, together with financial measures prepared in accordance with GAAP, to enhance understanding by investors of our core operating performance, as well as for internal forecasting purposes. Our management believes that providing information about these non-GAAP financial measures facilitates an assessment by our investors of our fundamental operating trends and addresses concerns of investors that various financing, acquisition-

related, non-cash, and other effects included in GAAP measures may obscure such underlying trends. We believe that, by highlighting such trends relating to our underlying performance, our non-GAAP presentation helps our investors to make meaningful period-to-period comparisons of our results.
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

•
Accretion of noncontrolling interest to redemption value:  We have excluded a charge resulting from management’s determination during 2014 that it was probable that a put option owned by a variable interest entity would become exercisable prior to its expiration. The charge represents an increase in the carrying value to estimated redemption value. We do not expect this type of transaction to recur.

•
Goodwill impairment: We have excluded the impact of impairments of goodwill resulting from acquisitions, as such non-cash amounts are inconsistent in amount and frequency and are significantly affected by the timing and size of acquisitions.

•
Impairments of capitalized software: We have has excluded the impact of impairments of finite-lived software assets, as such non-cash amounts are inconsistent in amount and frequency and are significantly affected by the timing and extent of our software development efforts. Our management believes that the adjustments for these items more closely correlate the reported financial measure with the ordinary and ongoing course of our operations.

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
Adjusted net income and adjusted EBITDA. We expect adjusted EBITDA growth in excess of revenue growth and adjusted EBITDA margin expansion in fiscal year 2017 due to scale and efficiency from revenue growth relative to a fixed cost base for existing programs, our restructuring plan, and absence of significant additional acquisition activity in fiscal year 2016. Adjusted net income increased 39.3% to $89.4 million for fiscal year 2016 from $64.2 million for fiscal year 2015, while adjusted EBITDA increased 9.6% to $188.3 million for fiscal year 2016 from $171.7 million for fiscal year 2015. The increases in adjusted net income and adjusted EBITDA were attributable to continued growth in our Royall enrollment services, education research programs, student success software program, and EMR optimization services offering. This revenue growth was partially offset by higher marketing and member relations costs.
Adjusted net income increased to $64.2 million for fiscal year 2015 from $47.3 million for calendar year 2014, while adjusted EBITDA increased 80% to $171.7 million for calendar year 2015 from $95.7 million for calendar year 2014. The increases in adjusted EBITDA and adjusted net income for calendar year 2015 were attributable to our increased revenue and our acquisition of Royall, the effects of which were partially offset by increased investment in our general and administrative infrastructure to support our growing employee base, higher marketing and member relations costs attributable to an increase in the number of new sales teams, and the costs of new and growing programs.

	Year Ended December 31,			Nine Months Ended December 31,
	2016	2015	2014	2014
Revenue	$803,424	$768,348	$571,805	$434,002
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	12,499	—	—
Adjusted revenue	$803,424	$780,847	$571,805	$434,002

	Year Ended December 31,			Nine Months Ended December 31,
	2016	2015	2014	2014
Net income (loss) attributable to common stockholders	$91,238	$(119,014)	$4,790	$(3,547)
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	12,499	—	—
(Gains) losses from equity method investments	(46,666)	4,396	9,271	6,540
Accretion of noncontrolling interest to redemption value	—	—	6,253	6,253
Provision for income taxes	11,040	15,200	10,463	3,530
Interest expense	18,137	21,121	—	—
Other expense (income), net	2,789	6,499	595	1,327
Loss on financing activities	—	17,398	—	—
Depreciation and amortization	77,268	73,134	39,101	30,317
Impairment of capitalized software	—	8,166	2,086	2,086
Goodwill impairment	—	99,145	—	—
Acquisition and similar transaction charges	—	6,610	4,592	4,592
Build-to-suit land rent	3,733	—	—	—
Fair value adjustments to acquisition-related earn-out liabilities	1,292	(1,665)	(4,700)	(600)
Vacation accrual adjustment	—	(850)	850	850
Stock-based compensation expense	29,435	29,093	22,388	17,965
Adjusted EBITDA	$188,266	$171,732	$95,689	$69,313

	Year Ended December 31,			Nine Months Ended December 31,
	2016	2015	2014	2014
Net income (loss) attributable to common stockholders	$91,238	$(119,014)	$4,790	$(3,547)
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	12,499	—	—
(Gains) losses from equity method investments	(46,666)	4,396	9,271	6,540
Accretion of noncontrolling interest to redemption value	—	—	6,253	6,253
Impairment of capitalized software	—	8,166	1,502	1,502
Goodwill impairment	—	99,145	—	—
Amortization of acquisition-related intangibles	28,408	31,033	9,893	7,566
Loss on financing activities	—	17,398	—	—
Acquisition and similar transaction charges	—	6,610	4,592	4,592
Fair value adjustments to acquisition-related earn-out liabilities	1,292	(1,665)	(4,700)	(600)
Loss on investment in common stock warrants	—	370	180	180
Impairment of cost method investment	1,800	3,200	—	—
Build-to-suit land rent	3,733	—	—	—
Vacation accrual adjustment	—	(850)	850	850
Stock-based compensation expense	29,435	29,093	22,388	17,965
Income tax effects and adjustments	(19,835)	(26,180)	(7,722)	(6,704)
Adjusted net income	$89,405	$64,201	$47,297	$34,597

	Year Ended December 31,			Nine Months Ended December 31,
	2016	2015	2014	2014
Net income (loss) attributable to common shareholders per share - diluted	$2.23	$(2.84)	$0.13	$(0.10)
Effect of adjusted weighted average common shares outstanding - diluted on earnings (loss) per share	—	0.02	—	0.01
Effect on revenue of fair value adjustments to acquisition-related deferred revenue	—	0.30	—	—
(Gains) losses from equity method investments	(1.14)	0.10	0.25	0.18
Accretion of noncontrolling interest to redemption value	—	—	0.17	0.17
Impairment of capitalized software	—	0.19	0.04	0.04
Goodwill impairment	—	2.34	—	—
Amortization of acquisition-related intangibles	0.70	0.73	0.27	0.20
Loss on financing activities	—	0.41	—	—
Acquisition and similar transaction charges	—	0.16	0.12	0.12
Fair value adjustments to acquisition-related earn-out liabilities	0.03	(0.04)	(0.13)	(0.02)
Loss on investment in common stock warrants	—	0.01	0.01	—
Impairment of cost method investment	0.04	0.08	—	—
Build-to-suit land rent	0.09	—	—	—
Vacation accrual adjustment	—	(0.02)	0.02	0.02
Stock-based compensation expense	0.72	0.69	0.61	0.49
Income tax effects and adjustments	(0.48)	(0.62)	(0.21)	(0.18)
Non-GAAP earnings per diluted share	$2.19	$1.51	$1.28	$0.93

	Year Ended December 31,			Nine Months Ended December 31,
	2016	2015	2014	2014
Effective tax rate	19.9%	(15.3)%	34.0%	27.6%
Effect on tax rate of Washington, D.C. tax law change including write-off of DC income tax credits	—%	18.0%	—%	—%
Effect on tax rate of loss on financing activities	—%	(13.0)%	—%	—%
Effect on tax rate of asset impairment	—%	52.1%	—%	—%
Effect on tax rate of unconsolidated equity method investment related FIN 48 liability	—%	—%	(5.6)%	—%
Effect on tax rate of Royall acquisition costs and other acquisition-related tax items	—%	(2.6)%	—%	—%
Adjusted effective tax rate	19.9%	39.2%	28.4%	27.6%

	Year Ended December 31,			Nine Months Ended December 31,
	2016	2015	2014	2014
Weighted average common shares outstanding - diluted	40,871	41,888	36,877	36,213
Dilutive shares outstanding	—	516	—	555
Adjusted weighted average common shares outstanding - diluted	40,871	42,404	36,877	36,768

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk. As of December 31, 2016, we had $424.7 million of outstanding borrowings under our senior secured term loan facility and $100.0 million of outstanding borrowings under our revolving credit facility. Amounts drawn under each facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. Accordingly, we are exposed to fluctuations in interest rates on the variable-rate borrowings under our senior secured term loan facility and revolving credit facility. A hypothetical 10% increase in LIBOR would increase our annual cash interest expense on our variable-rate debt by approximately $0.4 million.
During fiscal year 2016, we utilized an interest rate swap to manage exposure to interest rates on a portion of the variable rate of our indebtedness. Our interest rate swap is with major financial institutions and is not used for speculative or trading purposes. We have designated our interest rate swap as a cash flow hedge, and changes in the fair value of the interest rate swap are recognized in other comprehensive (loss) income. Hedge ineffectiveness associated with the interest rate swap is reported in interest expense. We recorded the interest rate swap at fair value, which amounted to an asset of $1.0 million as of December 31, 2016.
Foreign Currency Risk. Our international operations, which accounted for approximately 2.4% of our consolidated total revenue for the fiscal year 2016, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily the British Pound Sterling). As a consequence, increases in the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. We recorded a foreign currency exchange rate loss of $1.4 million for fiscal year 2016, $2.9 million for fiscal year 2015, and $1.7 million for the 2014 transition period. These amounts are included in other income, net in our consolidated statements of operations. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial position as of December 31, 2016.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. In its evaluation, management identified control deficiencies in its tax process that constituted a material weakness as such deficiencies potentially would not prevent or detect and correct a material misstatement of the Company’s consolidated financial statements. As a result, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.
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
March 15, 2017

/s/ Michael T. Kirshbaum

Michael T. Kirshbaum
Chief Financial Officer and Treasurer
March 15, 2017

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
The Advisory Board Company and subsidiaries

We have audited The Advisory Board Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Advisory Board Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weaknesses in internal controls related to the Company’s tax process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Advisory Board Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2016 and 2015, and the nine months ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 15, 2017 which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Advisory Board Company and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia
March 15, 2017

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
The Board of Directors and Stockholders of
The Advisory Board Company and subsidiaries

We have audited the accompanying consolidated balance sheets of The Advisory Board Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2016 and 2015, and the nine months ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Evolent Health, Inc. or Evolent Health LLC, entities in which the Company has a 7.9% and 7.7% interest, respectively, as of December 31, 2016. In the consolidated financial statements, the Company’s investment in Evolent Health, Inc. is stated at $10.3 million and $0 as of December 31, 2016 and 2015, respectively, the Company’s investment in Evolent Health LLC is stated at $9.6 million and $0.7 million as of December 31, 2016 and 2015, respectively, the Company’s equity in the net loss of Evolent Health, Inc. is stated at $4.3 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively, and the Company’s equity in the net loss of Evolent Health LLC is stated at $6.1 million and $8.6 million for the years ended December 31, 2016 and 2015, respectively, and $6.5 million for the nine months ended December 31, 2014. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Evolent Health, Inc. and Evolent Health LLC, is based solely on the reports of the other auditors.
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
In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advisory Board Company and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years ended December 31, 2016 and 2015, and the nine months ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Advisory Board Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2017, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 15, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Evolent Health, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity (deficit) and redeemable preferred stock and of cash flows (not presented herein) present fairly, in all material respects, the financial position of Evolent Health, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company accounted for its investment in its subsidiary as an equity method investment from January 1, 2014 through June 3, 2015. Subsequent to June 3, 2015, in connection with the reorganization described in Note 1, the Company consolidated the results of its subsidiary.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 2, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Evolent Health LLC

In our opinion, the accompanying consolidated statements of operations, of changes in members’ equity and redeemable preferred units and of cash flows, for the period from January 1, 2015 to June 3, 2015 and for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Evolent Health LLC (Predecessor) for the period from January 1, 2015 to June 3, 2015 and for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Evolent Health LLC

In our opinion, the accompanying consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, of changes in members’ equity and redeemable preferred units and of cash flows for the year ended December 31, 2016 and for the period from June 4, 2015 to December 31, 2015 present fairly, in all material respects, the financial position of Evolent Health LLC and its subsidiaries (Successor) as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 and for the period from June 4, 2015 to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 2, 2017

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$91,151	$71,825
Membership fees receivable, net	605,517	605,444
Prepaid expenses and other current assets	18,965	22,543
Total current assets	715,633	699,812
Construction in progress	63,368	2,700
Property and equipment, net	171,281	180,357
Intangible assets, net	255,053	274,721
Deferred incentive compensation and other charges	72,178	81,181
Goodwill	739,507	738,200
Investments in and advances to unconsolidated entities	19,858	706
Other non-current assets	—	1,800
Total assets	$2,036,878	$1,979,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$564,237	$581,471
Accounts payable and accrued liabilities	67,702	74,879
Accrued incentive compensation	25,521	41,173
Debt, current	49,347	27,743
Total current liabilities	706,807	725,266
Deferred revenue, net of current portion	170,357	173,953
Deferred income taxes	89,013	93,893
Debt, net of current portion	472,739	522,086
Financing obligation	63,368	2,700
Other long-term liabilities	17,550	12,488
Total liabilities	1,519,834	1,530,386
Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 40,192,980 and 41,572,523 shares issued and outstanding as of December 31, 2016 and 2015, respectively	402	416
Additional paid-in capital	782,399	744,333
Accumulated deficit	(266,218)	(295,860)
Accumulated other comprehensive income	461	202
Total stockholders’ equity	517,044	449,091
Total liabilities and stockholders’ equity	$2,036,878	$1,979,477

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014

Revenue	$803,424	$768,348	$434,002
Costs and expenses:
Cost of services, excluding depreciation and amortization	392,956	392,676	230,769
Member relations and marketing	130,028	120,958	81,244
General and administrative	126,634	128,669	75,483
Depreciation and amortization	77,268	73,134	30,317
Impairment of capitalized software	—	8,166	2,086
Goodwill impairment	—	99,145	—
Operating income (loss)	76,538	(54,400)	14,103
Other (expense) income
Interest expense	(18,137)	(21,121)	—
Other (expense) income, net	(2,789)	(6,499)	(1,327)
Loss on financing activities	—	(17,398)	—
Total other (expense) income, net	(20,926)	(45,018)	(1,327)
Income (loss) before provision for income taxes and gains (losses) from equity method investments	55,612	(99,418)	12,776
Provision for income taxes	(11,040)	(15,200)	(3,530)
Gains (losses) from equity method investments	46,666	(4,396)	(6,540)
Net income (loss) before allocation to noncontrolling interest	91,238	(119,014)	2,706
Net loss and accretion to redemption value attributable to noncontrolling interest	—	—	(6,253)
Net income (loss) attributable to common stockholders	$91,238	$(119,014)	$(3,547)

Net income (loss) attributable to common stockholders per share — basic	2.25	(2.84)	(0.10)
Net income (loss) attributable to common stockholders per share — diluted	2.23	(2.84)	(0.10)
Weighted average number of shares outstanding:
Basic	40,528	41,888	36,213
Diluted	40,871	41,888	36,213
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014

Net income (loss) attributable to common stockholders	$91,238	$(119,014)	$(3,547)
Other comprehensive income:
Net unrealized (losses) gains on marketable securities, net of tax	—	(81)	1,623
Net unrealized gain on cash flow hedges, net of taxes	259	201	—
Comprehensive income (loss)	$91,497	$(118,894)	$(1,924)
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated Other Comprehensive Income (Loss)
	Common Shares		Additional Paid-in Capital	Retained Earnings		Treasury Stock	Noncontrolling Interest
	Stock	Amount						Total
Balance as of March 31, 2014	36,321,825	$363	$428,628	$(90,557)	$(1,541)	$—	$(227)	$336,666
Proceeds from exercise of stock options	233,999	3	4,294	—	—	—	—	4,297
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	254,248	3	(7,611)	—	—	—	—	(7,608)
Excess tax benefits from stock-based awards	—	—	392	—	—	—	—	392
Proceeds from issuance of common stock under employee stock purchase plan	9,241	—	432	—	—	—	—	432
Stock-based compensation expense	—	—	17,964	—	—	—	—	17,964
Retirement of treasury stock	—	(8)	—	(36,006)	—	36,014	—	—
Purchases of treasury stock	(731,559)	—	—	—	—	(36,014)	—	(36,014)
Net activity related to noncontrolling interests	—	—	3,378	—	—	—	227	3,605
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of ($1,147)	—	—	—	—	1,623	—	—	1,623
Net income	—	—	(6,253)	2,706	—	—		(3,547)
Balance as of December 31, 2014	36,087,754	$361	$441,224	$(123,857)	$82	$—	$—	$317,810
Proceeds from exercise of stock options	218,109	3	4,744	—	—	—	—	4,747
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	247,157	2	(6,060)	—	—	—	—	(6,058)
Excess tax benefits from stock-based awards	—	—	4,855	—	—	—	—	4,855
Proceeds from issuance of common stock under employee stock purchase plan	10,496	—	505	—	—	—	—	505
Stock-based compensation expense	—	—	29,092	—	—	—	—	29,092
Retirement of treasury stock	—	(11)	—	(52,989)	—	53,000	—	—
Purchases of treasury stock	(1,069,357)	—	—	—	—	(53,000)	—	(53,000)
Issuance of common stock to purchase Royall	2,428,364	24	121,224	—	—	—	—	121,248
Common stock offering	3,650,000	37	148,749	—	—	—	—	148,786
Change in net unrealized gains (losses) on cash flow hedge, net of income taxes of $354					201			201
Change in net unrealized gains (losses) on available-for-sale marketable securities, net of income taxes of $(143)	—	—	—	—	(81)	—	—	(81)
Net loss	—	—	—	(119,014)	—	—	—	(119,014)
Balance as of December 31, 2015	41,572,523	$416	$744,333	$(295,860)	$202	$—	$—	$449,091
Proceeds from exercise of stock options	284,843	3	4,341	—	—	—	—	4,344
Vesting of restricted stock units, net of shares withheld to satisfy minimum employee tax withholding	210,562	2	(3,516)	—	—	—	—	(3,514)
Excess tax benefits from stock-based awards and other	—	—	4,628	—	—	—	—	4,628
Proceeds from issuance of common stock under employee stock purchase plan	14,041	—	476	—	—	—	—	476
Stock-based compensation expense	—	—	29,435	—	—	—	—	29,435
Retirement of treasury stock	—	(20)	—	(61,596)	—	61,616	—	—
Purchases of treasury stock	(1,951,258)	—	—	—	—	(61,616)	—	(61,616)
Issuance of common stock for contingent earnout	62,269	1	2,702					2,703
Change in net unrealized gains (losses) on cash flow hedge, net of income taxes of $83	—	—	—	—	259	—	—	259
Net income	—	—	—	91,238	—	—	—	91,238
Balance as of December 31, 2016	40,192,980	$402	$782,399	$(266,218)	$461	$—	$—	$517,044
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income (loss) before allocation to noncontrolling interest	$91,238	$(119,014)	$2,706
Adjustments to reconcile net income before allocation to noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	77,268	73,134	30,317
Impairment of capitalized software	—	8,166	2,086
Goodwill impairment	—	99,145	—
Loss on financing activities	—	17,398	—
Amortization of debt issuance costs	940	1,270	—
Deferred income taxes	(6,807)	6,670	(2,383)
Excess tax benefits from stock-based awards	(1,285)	(4,855)	(392)
Stock-based compensation expense	29,435	29,093	17,964
Amortization of marketable securities premiums	—	—	1,274
Loss on investment in common stock warrants	—	370	180
Impairment of cost method investment	1,800	3,200	—
(Gains) losses from equity method investments	(16,987)	4,396	6,540
Gain on partial sale of equity method investment, net of taxes	(29,679)	—	—
Changes in operating assets and liabilities:
Membership fees receivable	(73)	(37,144)	(82,689)
Prepaid expenses and other current assets	(10,500)	13,276	4,936
Deferred incentive compensation and other charges	9,915	5,937	102
Other non-current assets	—	(258)	—
Deferred revenue	(20,830)	64,381	80,386
Accounts payable and accrued liabilities	380	(6,678)	5,107
Acquisition-related earn-out payments	(1,432)	(2,531)	(3,348)
Accrued incentive compensation	(15,652)	9,100	3,602
Other long-term liabilities	4,828	(3,122)	(1,815)
Net cash provided by operating activities	112,559	161,934	64,573
Cash flows from investing activities:
Purchases of property and equipment	(45,392)	(52,941)	(47,535)
Capitalized external use software development costs	(3,131)	(3,749)	(3,826)
Cash paid for acquisition, net of cash acquired	(1,900)	(746,693)	(70,208)
Investments in and advances to unconsolidated entities	—	(3,006)	—
Redemptions of marketable securities	—	14,714	151,420
Cash received from partial sale of equity method investment	48,565	—	—
Net cash (used in) provided by investing activities	(1,858)	(791,675)	29,851
Cash flows from financing activities:
Payment for acquisition of noncontrolling interest	—	—	(6,110)
Proceeds from debt, net	17,000	1,840,734	—
Pay down of debt	(45,750)	(1,307,188)	—
Debt issuance costs	—	(3,251)	—
Equity offering	—	148,786	—
Proceeds from issuance of common stock from exercise of stock options	4,344	4,747	4,294
Withholding of shares to satisfy minimum employee tax withholding for vested restricted stock units	(3,514)	(6,058)	(7,611)
Proceeds from issuance of common stock under employee stock purchase plan	476	505	432
Excess tax benefits from stock-based awards	1,285	4,855	392
Acquisition-related earn-out payments	(3,600)	(1,500)	—
Purchases of treasury stock	(61,616)	(53,000)	(36,014)
Net cash (used in) provided by financing activities	(91,375)	628,630	(44,617)
Net increase (decrease) in cash and cash equivalents	19,326	(1,111)	49,807
Cash and cash equivalents, beginning of period	71,825	72,936	23,129
Cash and cash equivalents, end of period	$91,151	$71,825	$72,936
The accompanying notes are an integral part of these consolidated statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business description
The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provides best practices research and insight, technology, data-enabled services, and consulting services, through discrete programs to hospitals, health systems, independent medical groups, pharmaceutical and biotechnology companies, health care insurers, medical device companies, and colleges, universities, and other health care-focused organizations and educational institutions. Members of each subscription-based membership program are typically charged a separate fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry services, cloud-based software applications, data-enabled services, and consulting and management services.

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
Fiscal year
The Company changed its fiscal year to the calendar twelve months ending December 31, effective beginning with the period ended on December 31, 2014. As a result, the fiscal transition period was shortened from twelve months to a nine-month transition period ended on December 31, 2014. In these consolidated statements, including the notes thereto, the financial results ended December 31, 2014 are for a nine-month period. Audited results for the twelve months ended December 31, 2016 and 2015 are both for twelve-month periods.
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
Correction of prior period errors
In connection with the preparation of the 2016 consolidated financial statements, the Company recorded corrections of certain out-of-period, immaterial misstatements that occurred in prior years. These corrections resulted in an increase to the provision for income taxes of $2.6 million primarily related to recording reserves for tax positions taken in prior periods offset by correcting an overstatement of deferred tax assets related to stock based compensation. These corrections also resulted in a decrease to income tax expense of $5.1 million included in gains (losses) from equity method related to recording a deferred tax asset for the outside basis difference in the Company's investment in Evolent, Inc. In addition, the Company recorded a balance sheet adjustment to increase deferred tax assets and additional paid-in capital by $3.4 million at December 31, 2016.

Cash equivalents and marketable securities
Marketable securities with original maturities of three months or less at purchase are considered cash equivalents. Investments with original maturities of more than three months are classified as marketable securities. Marketable securities, are classified as available-for-sale, and carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income attributable to common stockholders and are included within accumulated other comprehensive income, net of tax. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company did not hold any marketable securities as of December 31, 2016 or 2015.
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
Software development costs that are incurred in the preliminary project stage for internal use software are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once it is placed into operation. Internally developed capitalized software is classified as software within property and equipment and is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and upgrades and enhancements to existing systems that result in additional functionality are capitalized, while maintenance and repairs are charged to expense as incurred. Amortization expense for internally developed capitalized software for the years ended December 31, 2016 and 2015, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $22.3 million and $18.9 million, respectively. Amortization expense for internally developed capitalized software for the nine months ended December 31, 2014, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $10.1 million.
Acquired developed software represents the fair value of software acquired through a business combination that resides on the Company’s or its service providers’ hardware and is made available to members though the memberships. Amortization for acquired developed software is included in depreciation and amortization on the consolidated statements of operations. Acquired developed software is amortized over a weighted average estimated useful life of eight years based on the cash flow estimate used to determine the value of the intangible asset at its acquisition. The amount of acquired developed software amortization included in depreciation and amortization for the years ended December 31, 2016 and 2015 was approximately $8.8 million and $9.4 million, respectively. The amount of acquired developed software amortization included in depreciation and amortization for the nine months ended December 31, 2014 was approximately $2.0 million.
Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capital leases included in property and equipment. The amount of depreciation expense recognized on furniture, fixtures, and equipment for the years ended December 31, 2016 and 2015 was approximately $22.2 million and $20.4 million, respectively. The amount of depreciation expense recognized on furniture, fixtures, and equipment for the nine months ended December 31, 2014 was approximately $10.9 million.
The Company establishes assets and liabilities (financing obligations) for the estimated construction costs incurred under build-to-suit lease arrangements where the Company is considered the owner for accounting purposes only, to the extent the Company is involved in the design or construction of the asset or takes construction risk prior to commencement of a lease. The Company recognizes expense on a portion of future lease payments that are estimated to represent the underlying land lease. The Company records an asset for the amount of the total project costs in construction in progress and the related financing obligation, representative of the project costs incurred by the developer, in financing obligations on the consolidated balance sheet. Upon completion of the construction of facilities under build-to-suit leases, the Company evaluates whether these arrangements meet the criteria for sale-leaseback accounting treatment. If the lease does not meet sale-leaseback criteria, the Company will treat the build-to-suit as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation, (2) imputed interest expense, and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building’s estimated useful life. At the conclusion of the lease term, the net book values of the asset and financing obligation would be derecognized.
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
Goodwill and other intangible assets
The excess cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. The primary factors that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. The Company’s goodwill and other intangible assets with indefinite lives are not amortized, but rather are tested for impairment on an annual basis on October 1, or more frequently if events or changes in circumstances indicate potential impairment.
When testing goodwill for impairment, the Company has the option first to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.
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
The Company estimates the fair value of its reporting units using both an income and market approach. The income approach is based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value using the income approach involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, terminal growth rates, and discount rates. The market approach is based on revenue and earnings multiple data of peer companies. See Note 7, “Goodwill and intangibles,” for further detail, including the recognition of goodwill impairment charges of $99.1 million during the year ended December 31, 2015.
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
Fair value of financial instruments
The Company’s short-term financial instruments include cash and cash equivalents, membership fees receivable, accrued expenses, and accounts payable. The carrying value of these financial instruments as of December 31, 2016 and 2015 approximates their fair value due to their short-term nature.
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
Revenue recognition
Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed or determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectibility is reasonably assured. Fees are generally billable when a letter of agreement is signed by the member. Fees receivable during the subsequent twelve-month period and related deferred revenue are recorded on the balance sheet upon the commencement of the membership and are subsequently updated at the end of each reporting period. In many of the Company’s higher priced programs and membership agreements with terms that are greater than one year, fees may be billed on an installment basis. In certain multi-year arrangements, the member has the ability to cancel the arrangement within a defined notice period without penalty.
The Company’s membership programs generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include the following: best practices research; executive education curricula; cloud-based content, databases, and calculators; performance or benchmarking reports; diagnostic tools; interactive advisory support; and software. Access to such deliverables is generally available on an unlimited basis over the membership period. When an agreement contains multiple deliverables, the Company reviews the deliverables to determine if they qualify as separate units of accounting. In order for deliverables in a multiple-deliverable arrangement to be treated as separate units of accounting, the deliverables must have standalone value upon delivery, and delivery or performance of undelivered items in an arrangement with a general right of return must be probable. If the Company determines that there are separate units of accounting, arrangement consideration at the inception of the membership period is allocated to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. Because of the unique nature of the Company’s products, neither vendor specific objective evidence nor third-party evidence is available. Therefore, the Company utilizes best estimate of selling price to allocate arrangement consideration in multiple-deliverable arrangements.
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
Certain membership programs incorporate hosted software. In many of these agreements, members are charged set-up fees in addition to subscription fees for access to the hosted cloud-based software and related membership services. Both set-up fees and subscription fees are recognized ratably over the term of the membership agreement, which is generally three years, and is consistent with the pattern of the delivery of services under these arrangements. Upon launch of a new program that incorporates software, all program revenue is deferred until the program is generally available for release to the Company’s membership, and then recognized ratably over the remainder of the contract term of each agreement.
Certain arrangements include performance-based fees that are contingent upon the member realizing a benefit over a defined period. These performance-based fees are included in the arrangement consideration and recognized when the related services are provided to the member and the Company is reasonably assured that the amounts due are collectible. The Company has not recognized any revenue that is at risk due to future performance contingencies.
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
Deferred incentive compensation and other charges
Incentive compensation to employees related to the negotiation of new and renewal memberships, license fees to third-party vendors for tools, data, and software incorporated in specific memberships that include software, and other direct and incremental costs associated with specific memberships are deferred and amortized over the term of the related memberships.
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

Other (expense) income, net
Other expense, net for the year ended December 31, 2016 includes foreign exchange losses of $1.4 million, as a result of the effect of fluctuating currency rates on the Company's receivable balances denominated in foreign currencies, and a $1.8 million loss on the Company's investment in preferred stock and common stock warrants of a private company that were determined to be other than temporary. The Company paid $4.3 million to the private company, a related party, under its reseller agreement which is included in cost of services on the consolidated statement of operations for the year ended December 31, 2016.
Other expense, net for the year ended December 31, 2015 includes a $3.6 million loss on the Company's investment in preferred stock and common stock warrants of a private company that were determined to be other than temporary and a foreign exchange rate loss of $2.9 million. Other income, net for the nine months ended December 31, 2014 includes $1.1 million of interest income earned from the Company’s marketable securities, a $1.7 million loss on foreign exchange rates, $0.5 million in credit facility fees, $0.1 million realized loss on sale of marketable securities, and a $0.2 million loss on the Company's investment in common stock warrants. The Company paid $4.2 million to the private company, a related party, under its reseller agreement which is included in cost of services on the consolidated statement of operations for the year ended December 31, 2015.
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
Construction in progress
In December 2015, the Company entered into a lease for its new corporate headquarters, which is currently being constructed in Washington D.C. The lease has an anticipated start date of mid-2019 with a 16-year initial term and $446.1 million of lease payments. The Company has concluded that it is the deemed owner of the building (for accounting purposes only) during the construction period and that the lease qualifies for build-to-suit accounting. Accordingly, the Company has recorded a construction-in-progress asset, net of $63.4 million and $2.7 million for which there is a corresponding construction financing obligation of $63.4 million and $2.7 million recorded in the consolidated balance sheet as of December 31, 2016 and 2015, respectively. The Company will continue to increase the construction-in-progress asset and corresponding long-term liability as additional building costs are incurred by the landlord during the construction period. Upon completion of the construction, the Company will evaluate whether or not this arrangement meets the criteria for sale-leaseback accounting treatment.
Concentrations of risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of membership fees receivable, cash and cash equivalents, and marketable securities. The credit risk with respect to membership fees receivable is generally diversified due to the large number of entities constituting the Company’s membership base, and the Company establishes allowances for potential credit losses. No one member accounted for more than 1.5% of revenue for any period presented. The Company maintains cash and cash equivalents and, in prior periods, marketable securities with financial institutions, which may at times exceed federally insured limits.
In the years ended December 31, 2016, 2015, and the nine months ended December 31, 2014 , the Company generated approximately 2.4%, 2.4% and 3.9% of revenue, respectively, from members outside the United States. The Company’s international operations subject the Company to risks related to currency exchange fluctuations. Prices for the Company’s services sold to members located outside the United States are sometimes denominated in local currencies. Increases or decreases in the value of the U.S. dollar against local currencies in countries where the Company has members may result in a foreign exchange gain or loss recognized by the Company. Such foreign exchange gains or losses are included in other (expenses) income, net in the consolidated statements of operations.

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
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014
Basic weighted average common shares outstanding	40,528	41,888	36,213
Effect of dilutive outstanding stock-based awards	343	—	—
Diluted weighted average common shares outstanding	40,871	41,888	36,213
In the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014, 1.6 million shares, 2.7 million shares, and 2.6 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.
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
Recently adopted
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability and only impacts financial position presentation. In August 2015, the FASB issued guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance codified the SEC staff's view on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements consistent with prior practice as an asset. The Company adopted these standards retrospectively on January 1, 2016. The impact the adoption had on the Company's consolidated financial position as of December 31, 2015 is disclosed below (in thousands). The adoption had no effect on the Company's results of operations for any period.

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
In June 2014, the FASB issued accounting guidance related to share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. The Company adopted this guidance on January 1, 2016. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.
In February 2015, the FASB issued guidance on amendments to the consolidation analysis. The new guidance requires management to reevaluate all legal entities under a revised consolidation model that will (1) modify the evaluation of whether limited partnership and similar legal entities are variable interest entities (“VIEs”), (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 under the Investment Company Act of 1940 for registered money market funds. The Company adopted this guidance on January 1, 2016. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.
In September 2015, the FASB issued new guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should either be presented separately on the face of the income statement or disclosed in the notes to the financial statements. The Company adopted this guidance on January 1, 2016. The adoption did not have a material effect on the Company's consolidated financial position or results of operations.
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
Recently issued
In May 2014, the FASB issued accounting guidance related to revenue recognition. The new standard supersedes most of the existing revenue recognition guidance under GAAP, and requires revenue to be recognized when goods or services are transferred to a customer in an amount that reflects the consideration a company expects to receive. The new standard may require more judgment and estimates relating to the recognition of revenue, which could result in additional disclosures to the financial statements. The original effective date of the new standard was for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB decided to defer by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The Company will adopt the standard using the modified retrospective approach on January 1, 2018.
While we are continuing to assess all potential impacts of the new standard, we currently believe the new standard will impact the Company's accounting for deferred costs and arrangements that include variable consideration. The Company is currently evaluating the effect that the standard will have on its remaining revenue. The Company continues to update its assessment of the impact of the standard and related updates to the consolidated financial statements, and will note material impacts when known.
In January 2016, the FASB issued accounting guidance related to the recognition and measurement of financial assets and liabilities. The guidance requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income. Under this ASU, entities will no longer be able to recognize unrealized holding gains and losses on available-for-sale equity securities in other comprehensive income, and will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance for classifying and measuring investments in debt securities and loans is not affected. The guidance eliminates certain disclosure requirements related to financial instruments measured at amortized cost and adds disclosures related to the measurement categories of financial assets and financial liabilities. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for only certain portions of the ASU. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
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

In March 2016, the FASB issued accounting guidance relating to stock compensation. The guidance simplifies various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to impact net income, earnings per share, and the statement of cash flows. The guidance is effective for annual reporting and interim periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt the standard January 1, 2017 and is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
In January 2017, the FASB issued accounting guidance which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In January 2017, the FASB issued accounting guidance simplifying the test of goodwill impairment. The guidance eliminates Step 2 of the goodwill impairment test, which calculates the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., Step 1). The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
In February 2017, the FASB issued accounting guidance related to gains and losses from the derecognition of nonfinancial assets: clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
2016 Acquisitions
There were no material acquisitions for the year ended December 31, 2016.
2015 Acquisitions
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
On January 9, 2015, in connection with the completion of the acquisition of Royall, the Company entered into credit facilities with various lenders. See Note 10, "Debt," for further details regarding these credit facilities.
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
The year ended December 31, 2015 includes the operations of Royall for the period from January 9, 2015 through December 31, 2015. The condensed consolidated statements of operations for the year ended December 31, 2015 includes $102.8 million of revenues and $88.6 million of net loss (inclusive of a $99.1 million goodwill impairment charge), respectively, attributed to Royall. In addition, the Company recorded adjustments to the Royall purchase price allocation resulting in an increase to deferred tax assets and a reduction of goodwill of approximately $1 million during the year ended December 31, 2016. The impairment and related adjustment are described in Note 7, “Goodwill and intangibles.”
The following table presents the Company’s pro forma consolidated revenues and net income (loss) attributable to common stockholders for the year ended December 31, 2015 and the nine months ended December 31, 2014. The unaudited pro forma results include the historical statements of operations information of the Company and of Royall, giving effect to the acquisition of Royall and related financing as if they had occurred on April 1, 2014. As described below under “Transition Period Acquisitions,” the Company consummated certain other acquisitions during the year ended December 31, 2015 and the nine months ended December 31, 2014, but has not included the impact of these acquisitions in these pro forma results as their effect would not have been material.
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
There were no other material acquisitions for the year ended December 31, 2015.
Transition Period Acquisitions
During the nine months ended December 31, 2014, the Company completed three acquisitions qualifying as business combinations in exchange for aggregate net cash consideration of $71.3 million. The total purchase price has been allocated to identifiable assets acquired and liabilities assumed, including $16.6 million to intangible assets with a weighted average amortization period of 8.3 years and $57.5 million to goodwill, of which $33.9 million is tax deductible. The completed acquisitions in the nine months ended December 31, 2014, both individually and in the aggregate, were not material to the Company's consolidated results of operations.

Note 4.	Fair value measurements
Financial assets and liabilities
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents, interest rate swaps, and, in prior periods, marketable securities. In addition, contingent earn-out liabilities resulting from business combinations are recorded at fair value. The following methods and assumptions are used to estimate the fair value of each class of financial assets or liabilities that are valued on a recurring basis.
Cash and cash equivalents. This class of financial liabilities includes all cash and liquid investments with an original maturity of three months or less from the date acquired. The carrying amount approximates fair value because of the short maturity of these instruments. Cash equivalents also consist of money market funds with fair values based on quoted market prices. The Company’s cash and cash equivalents are held at major commercial banks.
Interest rate swaps. The Company uses interest rate swaps to manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of discounting the future variable cash payments, or receipts, over the life of the agreements. The variable interest rates used in the calculation of receipts are based on observable market interest rate curves.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2016 or December 31, 2015.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows (in thousands):

	Fair value as of	Fair value measurement as of December 31, 2016 using fair value hierarchy
	December 31, 2016	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$91,151	$91,151	$—	$—
Interest rate swaps (2)	1,044	—	1,044	—
Financial liabilities
Contingent earn-out liabilities (3)	1,164	—	—	1,164

	Fair value as of	Fair value measurement as of December 31, 2015 using fair value hierarchy
	December 31, 2015	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$71,825	$71,825	$—	$—
Interest rate swaps (2)	419	—	419	—
Financial liabilities
Contingent earn-out liabilities (3)	7,250	—	—	7,250
 —————————————

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using market standard models with observable inputs.

(3)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macro-economic environment and industry trends.

Contingent earn-out liabilities
The Company’s fair value estimate of the earn-out liability related to the Company's acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) in December 2009 was $5.6 million. The fair value of the Southwind earn-out liability was impacted by changes in the Company’s stock price and by changes in estimates regarding expected operating results through the end of the evaluation period, which was December 31, 2014. As of December 31, 2016, $21.4 million had been earned and paid in cash and shares of Company common stock to the former owners of the Southwind business, which includes the final payment of $1.0 million that was paid during the year ended December 31, 2016 in satisfaction of its remaining obligation.
The Company’s fair value estimate of the earn-out liability related to the Company’s acquisition of 360Fresh, Inc. (“360Fresh”) in November 2012 was $2.5 million. The Company paid $1.5 million in January 2015 in satisfaction of its remaining obligation.
The Company's fair value estimate of the earn-out liability related to the Company's acquisition of Clinovations, LLC (“Clinovations”) in November 2014 was $4.5 million. The fair value of the Clinovations earn-out liability will be impacted by changes in estimates regarding expected operating results through the evaluation period, which ends on December 31, 2017  with payments extending through April 2018. In September 2016, 62,269 shares of Company common stock were issued to pay a portion of the earn-out liability. The maximum payout of the earn-out is $9.5 million, while the minimum is zero. Based on Clinovations' operating results, the remaining contingent obligation for Clinovations as of December 31, 2016 was $0.6 million. The fair value of the Clinovations earn-out liability will be impacted by changes in estimates of discount rates for each evaluation period, which vary from 6.7% to 7.5%, and the volatility of the Company stock, which was 25% as of December 31, 2016.
The Company's fair value estimate of the earn-out liability related to the Company's acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) in December 2014 was $3.6 million. The fair value of the GradesFirst earn-out liability was impacted by changes in estimates regarding expected operating results through the evaluation period, which ended on December 31, 2015. The maximum earn-out potential of $4.0 million was earned during the evaluation period and paid as of December 31, 2016 in satisfaction of the Company’s remaining obligation.

Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes. The following table represents a reconciliation of the change in the contingent earn-out liabilities for the year ended December 31, 2016 and the year ended December 31, 2015 (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015
Beginning balance	$7,250	$12,946
Fair value change in Southwind contingent earn-out liability (1)	—	261
Fair value change in GradesFirst contingent earn-out liability (1)	—	400
Fair value change in Clinovations contingent earn-out liability (1)	1,103	(2,326)
Fair value change in other contingent earn-out liabilities (1)	546
Southwind earn-out payment	(1,032)	(2,531)
360 Fresh earn-out payment	—	(1,500)
Clinovations earn-out payment	(2,703)	—
Grade First earn-out payment	(4,000)	—
Ending balance	$1,164	$7,250
—————————————

(1)	Amounts were recognized in cost of services on the consolidated statements of operations.
Financial instruments not recorded at fair value on a recurring basis
Equity method investments. The Company's equity method investments represent the Company's ownership interest in Evolent Health, Inc. and its subsidiary, Evolent Health LLC. The fair value of the Company's ownership interest in Evolent Health, Inc. and its subsidiary was $138.2 million as of December 31, 2016 based on the closing price of the common stock of Evolent Health, Inc. as reported on the New York Stock Exchange prior to any discount. For further information, see Note 8, "Equity method investments." The fair value of the Company's equity method investments is measured quarterly for disclosure purposes. The Company's equity method investments are recorded at fair value only if an impairment charge is recognized.
Senior secured term loan. The Company estimates that the fair value of its senior secured term loan was $527.3 million as of December 31, 2016. The fair value was determined based on discounting the future expected variable cash payments over the life of the loan. The variable interest rates used in the calculation are based on observable market interest rates. The senior secured term loan would be classified as Level 2 within the fair value hierarchy if it were measured at fair value.
Non-recurring fair value measurements
During the years ended December 31, 2016 and 2015, the Company determined that its cost method investment in convertible preferred stock and common stock warrants of a private company would not be recoverable and recorded impairment expense of $1.8 million and $3.2 million, respectively. The fair values estimated in connection with this impairment is considered a Level 3 fair value measure due to the significance of unobservable inputs to the valuation. The convertible preferred stock accrues dividends at an annual rate of 8% that are payable if and when declared by the investee’s board of directors. The carrying value of the Company’s investment was $0.0 million and $1.8 million as of December 31, 2016 and 2015, respectively, which is included in other non-current assets on the consolidated balance sheet.
As of December 31, 2016, no dividends had been declared by the investee or recorded by the Company.
Non-financial assets and liabilities
Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).
During the year ended December 31, 2016, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities. During the year ended December 31, 2015 and the nine months ended December 31, 2014, the Company’s capitalized software for sale assets were measured and recorded at fair value due to circumstances that indicated that the carrying values of the assets were not fully recoverable. As a result, the Company recognized an impairment of approximately $8.2 million and $2.1 million in the fiscal periods ending December 31, 2015 and 2014, respectively, within the consolidated statements of operations. The Company utilized the discounted cash flow method to determine the fair value of the capitalized software assets. Cash flows were determined based on the Company’s estimates of future operating results and discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature. Due to the significant unobservable inputs inherent in discounted cash flow methodologies, this method is classified as Level 3 in the fair value hierarchy.
During the year ended December 31, 2015, the Company determined that there was evidence of impairment on its goodwill. See Note 7, “Goodwill and intangibles,” for further detail on the recognition of goodwill impairment charges. The fair values estimated in connection with this impairment are considered a Level 3 fair value measure due to the significance of unobservable inputs to the valuation.

Note 5.	Membership fees receivable
Membership fees receivable consist of the following (in thousands):

	As of December 31,
	2016	2015
Billed fees receivable	$149,117	$138,100
Unbilled fees receivable	462,780	473,053
Membership fees receivable, gross	611,897	611,153
Allowance for uncollectible revenue	(6,380)	(5,709)
Membership fees receivable, net	$605,517	$605,444
Included in membership fees receivable are billed and unbilled receivables. Billed fees receivable represent invoiced membership fees. Unbilled fees receivable represent fees due to be billed within the next twelve months to members, a portion of which relates to revenue to be recognized in excess of a year and is included in long term deferred revenue. The Company generates long term deferred revenue due to the majority of its invoicing being done in advance.

Note 6.	Property and equipment
Property and equipment consists of the following (in thousands):

	As of December 31,
	2016	2015
Leasehold improvements	$69,465	$63,608
Furniture, fixtures and equipment	70,362	62,790
Software	231,952	202,384
Property and equipment, gross	371,779	328,782
Accumulated depreciation and amortization	(200,498)	(148,425)
Property and equipment, net	$171,281	$180,357
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggests the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. During the year ended December 31, 2015, the Company recognized an impairment loss of $2.7 million related to certain internally developed software that is no longer in use. The Company did not recognize any material impairment losses on any of its property and equipment during the year ended December 31, 2016 or the nine months ended December 31, 2014.
As of December 31, 2016 and 2015, the carrying value of internally developed capitalized software was $75.2 million and $73.2 million, respectively.

Note 7.	Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles and internally developed capitalized software for sale. Goodwill is not amortized as it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of October 1, the first date of the fourth quarter of the Company's fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
The determination of fair value of the reporting units used to perform the first step of the impairment test requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Due to the inherent uncertainty associated with forming these estimates, actual results could differ from those estimates. Future events and changing market conditions may impact the Company’s assumptions as to future revenue growth rates, future operating margins, market-based WACC, and other factors that may result in changes in the estimates of the Company’s reporting units’ fair value. Although management believes the assumptions used in testing the Company’s reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could change from those expected. A decline in revenue or revenue and earnings multiple data of peer companies, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.
The Company performed the annual goodwill impairment test at October 1, 2016. The fair value of both the Royall and Core ABC reporting units exceeded carrying value, resulting in no indicated impairment for the two reporting units. There were no indicators of impairment identified between October 1 and December 31, 2016. Accordingly, there was no impairment of goodwill recorded during the year ended December 31, 2016.
The Royall reporting unit had goodwill of $648.3 million as of October 1, 2015. The estimated fair value of the reporting unit did not exceed its carrying value and, therefore, step two of the goodwill impairment was performed. The decrease in fair value of the reporting unit from the acquisition was attributable to reduced projected cash flow growth rates due in part to lower than expected first year performance and lower market derived multiples between the January 9, 2015 acquisition date and the October 1, 2015 goodwill impairment assessment date. As the Company completed its calendar year 2016 forecast in the three months ended December 31, 2015, it revised its outlook for the Royall business, reducing cash flow forecasts over the projection period. The projections incorporated the effect of current market conditions, including revenue growth, customer attrition, operating margins, capital expenditures, and working capital dynamics. The market-based WACC used in the income approach for Royall was 11%. The terminal growth rate used in the discounted cash flow model was 3.5%.
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
The Company believed that no such impairment indicators existed during the nine months ended December 31, 2014. There was no impairment of goodwill recorded during the nine months ended December 31, 2014.
Changes in the carrying amount of goodwill are as follows (in thousands):

	As of December 31,
	2016	2015
Beginning of period	$738,200	$186,895
Goodwill acquired	2,258	650,289
Goodwill impairment	—	(99,145)
Purchase accounting adjustment (1)	(951)	161
Ending balance	$739,507	$738,200
(1) The 12/31/2016 adjustment represents an adjustment to the purchase price allocation resulting in an increase to deferred tax assets and a reduction of goodwill.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from two years to seventeen years. As of December 31, 2016, the weighted average remaining useful life of acquired intangibles was approximately 13.3 years. As of December 31, 2016, the weighted average remaining useful life of internally developed intangibles was approximately 3.4 years.
The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of December 31, 2016			As of December 31, 2015
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed intangible for sale:
Capitalized software	5.0	$20,034	$(9,998)	$10,036	$16,902	$(6,796)	$10,106
Acquired intangibles:
Developed software	5.2	9,450	(8,575)	875	9,450	(8,075)	1,375
Customer relationships	16.2	277,710	(42,978)	234,732	277,710	(25,769)	251,941
Trademarks	8.6	14,900	(5,923)	8,977	14,900	(4,490)	10,410
Non-compete agreements	3.8	1,400	(1,400)	—	1,400	(1,379)	21
Customer contracts	4.7	6,449	(6,016)	433	6,449	(5,581)	868
Total other intangibles		$329,943	$(74,890)	$255,053	$326,811	$(52,090)	$274,721
During the year ended December 31, 2015 and the nine months ended December 31, 2014, the Company concluded that certain acquired developed technology assets would no longer be in use. As a result, the Company recognized a $5.4 million and $2.1 million impairment, respectively, on the remaining unamortized costs.
Amortization expense for intangible assets for the year ended December 31, 2016, 2015, and the nine months ended December 31, 2014, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $22.8 million, $24.4 million, and $7.3 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for each of the following five fiscal years ending December 31, 2017 through 2021: $22.5 million, $21.6 million, $19.9 million, $18.7 million, and $17.7 million, respectively, and $154.7 million thereafter.

Note 8.	Equity method investments
As of December 31, 2016, the Company held a 7.7% equity interest in Evolent Health LLC (“Evolent LLC”) and a 7.9% equity ownership interest in Evolent Health, Inc. (“Evolent Inc.”), which had no material operations outside of its 77.4% ownership interest in Evolent LLC. These investments are accounted for under the equity method, with the Company’s proportionate share of the investees’ losses recognized in the consolidated statements of operations. The Company has the right to designate two individuals to Evolent Inc.'s board of directors, who were the Company’s Chief Financial Officer and an unaffiliated designee of the Company as of December 31, 2016.
During the year ended December 31, 2016, the Company sold a portion of its interest in Evolent Inc. Total cash received from the transaction was $48.6 million and resulted in the recognition of an after tax gain of $29.7 million. During the year ended December 31, 2016, the Company recognized in the consolidated statements of operations its proportionate share of the losses of Evolent Inc. of $4.3 million. The Company’s share of the losses of Evolent Inc. that was applied to the carrying value of its investment in Evolent Inc. during the year ended December 31, 2015 was $3.0 million. The carrying balance of the Company’s investment in Evolent Inc. was $10.3 million and $0 as of December 31, 2016 and 2015. The Company had no unrecorded losses related to its investment in Evolent Inc. as of December 31, 2016.
The Company recognized in the consolidated statements of operations its proportionate share of the losses of Evolent LLC of $6.1 million, $8.6 million, and $6.3 million in the years ended December 31, 2016, 2015, and the nine months ended December 31, 2014, respectively. The carrying balance of the Company’s investment in Evolent LLC was $9.6 million and $0.7 million as of December 31, 2016 and 2015, respectively. The Company had no unrecorded losses related to its investment in Evolent LLC as of December 31, 2016 or 2015.
In connection with the reorganization and initial public offering of Evolent Inc. in June 2015, the "Transaction," the Company carried over its basis in its investment resulting in a significant difference between its basis and its proportionate share in the equity of Evolent Inc. As of December 31, 2016, the basis difference totaled $43.8 million and will decrease over time through amortization and upon any sale or dilutive transactions. Evolent Inc. gained control of Evolent LLC in the

Transaction and applied purchase and push down accounting. The Company has excluded the effects of this in its determination of the equity in Evolent LLC losses, thereby reducing its share of losses from Evolent LLC for the affected periods.
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
Historically, the Company had provided a full valuation allowance against the deferred tax asset resulting from these benefits. During the nine months ended December 31, 2014, the Company did not recognize a tax benefit associated with equity method losses as there was a full valuation allowance recorded.
During the year ended December 31, 2015, the Company determined that it was more likely than not able to realize the deferred tax assets associated with its investment in Evolent LLC as a result of the reorganization related to Evolent Inc.'s initial public offering; accordingly, a tax benefit of $6.7 million was recorded to release the valuation allowance previously recorded. An additional tax benefit of $0.5 million was recorded in the year ended December 31, 2015 for tax benefits associated with current year losses received from Evolent LLC. For the year ended December 31, 2015, the income tax benefit from gains (losses) from equity method investments was $7.2 million, representing an effective tax rate of 62.2%.
The provision for income taxes from gains (losses) from equity method investments for the year ended December 31, 2016 was $21.2 million, representing an effective tax rate of 31.3%. Tax expense of $18.9 million was recorded for the tax effect of the current period gain on sale of shares in Evolent, Inc. and $7.4 million of expense associated with current year dilution gains and the allocated share of losses from Evolent LLC and Evolent, Inc. The effective tax rate applied to the dilution gains, gain on partial sales, and the allocated share of losses is 38.8%. Additional tax benefit of $5.1 million was recorded for the tax effects of current year losses received from Evolent LLC and prior period adjustments.
The gains (losses) from equity method investments on the consolidated statement of operations consisted of the following (in thousands):

	Year ended December 31,	Year ended December 31,	Nine Months Ended December 31,
	2016	2015	2014
Allocated share of losses	$(10,366)	$(11,616)	$(6,540)
Gain on partial sale of investment	48,565	—	—
Dilution gains	29,704	—	—
Tax (expense) benefits	(21,237)	7,220	—
Gains (losses) from equity method investments	$46,666	$(4,396)	$(6,540)
In connection with the Transaction, the Company and certain investors in Evolent LLC entered into a tax receivables agreement with Evolent Inc. Under the terms of that agreement, Evolent Inc. will make cash payments to the Company and certain investors in amounts equal to 85% of Evolent Inc.'s actual tax benefit realized from various tax attributes related to activity before the initial public offering. Interest will be included on the tax savings at the applicable London interbank offered rate plus 100 basis points. The tax receivables agreement will generally apply to Evolent Inc.'s taxable years up to and including the 15th anniversary date of the Transaction. As of December 31, 2016, the Company has not received any payments pursuant to the terms of the tax receivables agreement. As the amount the Company will receive related to the tax receivables agreement is unknown, the Company will recognize payments, if any, associated with this agreement when received.

The following is a summary of the consolidated financial position of Evolent, Inc. as of the date presented:

	As of December 31,
	2016	2015
Assets:
Current assets	$264,966	$184,463
Non-current assets	934,873	831,051
Total assets	$1,199,839	$1,015,514
Liabilities and shareholders' equity:
Current liabilities	$131,941	$59,506
Non-current liabilities	155,784	21,429
Total liabilities	287,725	80,935
Total shareholders’ equity attributable to Evolent Health, Inc.	702,526	649,341
Non-controlling interests	209,588	285,238
Total liabilities and shareholders’ equity	$1,199,839	$1,015,514
The following is a summary of the consolidated operating results of Evolent, Inc. for the periods presented:

	Year Ended December 31,
	2016	2015
Revenue	$254,188	$96,878
Cost of revenue (exclusive of depreciation and amortization)	155,177	57,398
Gross profit	99,011	39,480

(Loss) income before income taxes and non-controlling interests	(237,533)	343,289
Net (loss) income	(226,778)	319,814
Net (loss) income attributable to Evolent Health, Inc.	(159,742)	332,494
Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Evolent Inc. and Evolent LLC to continue to incur losses. The Company’s investments are evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of December 31, 2016, the Company believes that no impairment charge is necessary. For additional information on the fair value of the Company’s investment in the Evolent entities, see Note 4, “Fair value measurements.”

Note 9.	Noncontrolling interest
In July 2012, the Company entered into an agreement with an entity created for the sole purpose of providing consulting services for the Company on an exclusive basis. The Company’s relationship with the entity was governed by a services agreement and other documents, as amended, that provided the entity’s owners the conditional right to require the Company to purchase their ownership interests (“Put Option”), for a price based on a formula set forth in the agreement, at any time after certain conditions were satisfied through June 30, 2015. These agreements also provided the Company a conditional right to require the entity’s owners to sell their ownership interests to the Company (“Call Option”) over the same period. The Company determined that this entity met the definition of a variable interest entity over which it had significant influence and, as a result, consolidated the results of this entity into its consolidated financial statements. The noncontrolling interest represents the entity’s owners’ claims on consolidated investments where the Company owns less than a 100% interest. Losses attributable to noncontrolling interest were $0 for the years ended December 31, 2016 and 2015, respectively, and $0.2 million for the nine months ended December 31, 2014.
On December 5, 2014, the conditions required for the entity's owners to exercise the Put Option were satisfied and the entity's owners exercised the Put Option. The Company paid $6 million to acquire 100% of the ownership interests. The purchase price of $6.1 million is recorded as a reduction to net income attributable to common stockholders on the accompanying consolidated statements of operations. Prior to the exercise of the Put Option, the Company had a 0% interest in this entity. In conjunction with the exercise of the Put Option, the Company recorded a deferred tax asset of $3.4 million related to basis differences. As a result of the exercise of the Put Option, there was no noncontrolling interest for the year ended December 31, 2016 or 2015. As of December 31, 2016, the deferred tax asset had a balance of $2.9 million.

Note 10.	Debt
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
The lenders under the new credit agreement included the lenders from the January 9, 2015 agreement as well as new lenders. For those lenders to this agreement that also participated in the January 9, 2015 agreement, the Company concluded that the new credit agreement represented a modification of the debt. As a modification, the original issue discount and deferred financing fees associated with the original borrowings carried forward to the new borrowings. Any fees paid to or received from these lenders were recorded as an adjustment to the original issue discount. Any fees paid to third parties were recorded as expense. The Company received a net refund of $2.4 million from the original lenders under the January 9, 2015 agreement, which was treated as a reduction to the original issue discount and deferred financing fees. Further, because the level of participation in the borrowings by the lenders under the original credit agreement was significantly less under the new agreement than under the original agreement, the Company recognized a debt modification expense of $17.4 million related to a portion of the original issue discount and deferred financing fees from the old agreement. This $17.4 million expense was recorded as a loss on financing activities within the consolidated statement of operations.

Amendment to the senior secured credit facilities
On October 30, 2015, the Company amended its senior secured credit facilities. Prior to the amendment, the outstanding principal amount of the senior secured term loan was approximately $560.6 million and no amounts were outstanding under the revolving credit facility. Pursuant to this amendment, the amount available for borrowing under the revolving credit facility was increased from $100.0 million to $200.0 million. On October 30, 2015, the Company borrowed $100.0 million under the revolving credit facility and used all of the proceeds to repay a portion of the outstanding principal amount of the senior secured term loan. Upon consummation of this prepayment transaction, $460.6 million in aggregate principal amount remained outstanding under the senior secured term loan. In addition, the Company lowered the initial margin on the alternate base rate from 1.75% to 1.25% and on the London interbank offered rate from 2.75% to 2.25%. The Company recognized no loss on financing activities related to this amendment. As of December 31, 2016, based on the Company's leverage ratio, the interest rate margin was 2.00% and the stated annual interest rate on the senior secured term loan was 2.77%.
As of December 31, 2016 and 2015, there was $100.0 million outstanding under the revolving credit facility and $80.9 million and $98.6 million, respectively, was available for borrowing. As of December 31, 2016 and 2015, $19.1 million and $1.4 million, respectively, of standby letters of credit had been issued and were outstanding under the revolving credit facility. As of December 31, 2016 and 2015, the stated annual interest rate on the amounts drawn on the revolving credit facility were 2.77% and 2.68%, respectively. The Company is obligated to pay a commitment fee at an annual rate of 0.3% subject to reduction based on the Company’s total leverage ratio from time to time, accruing on the average daily amount of available commitments under the revolving credit facility.
In June 2016 the Company drew down $17.0 million of borrowings under its revolving credit facility, which was repaid as of December 31, 2016.
Long-term debt is summarized as follows (in thousands):

As of December 31, 2016
2.77% term facility due fiscal 2020 ($424,687 face value less unamortized discount of $2,601)	$422,086
Revolving credit facility	100,000
Less: Amounts due in next twelve months ($50,312 face value less unamortized discount of $965)	(49,347)
Total	$472,739
The credit agreement contains customary representations and warranties, events of default and financial and other covenants, including covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company's compliance with the two financial covenants is measured as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of December 31, 2016 and 2015.
Long-term debt maturing in each of the next five fiscal years, excluding the discount, is as follows (in thousands):

Year Ending December 31,
2017	$50,312
2018	79,062
2019	86,250
2020	309,063
Total	$524,687
Interest expense for the years ended December 31, 2016 and 2015 was $18.1 million and $21.1 million, respectively, inclusive of $1.4 million and $1.3 million, respectively, of amortization of debt issuance costs and $2.2 million and $2.0 million, respectively, of payments related to the interest rate swaps described below.
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

At hedge inception, the Company entered into interest rate swap arrangements with notional amounts totaling $287.5 million. The swap was structured to have a declining notional amount which matches the amortization schedule of the term loan. As of December 31, 2016 and 2015, the principal amount hedged was $262.3 million and $276.8 million, respectively. Consistent with the terms of the Company's senior secured term loan facility, the interest rate swap agreements mature in February 2020 and have periodic interest settlements. Under the agreements, the Company is entitled to receive a floating rate based on the one-month London interbank offered rate and obligated to pay an average fixed rate of 1.282% on the outstanding notional amount. The Company has designated the interest rate swap as a cash flow hedge of the variability of interest payments under its senior secured term loan facility due to changes in the LIBOR benchmark interest rate. The difference between cash paid and received is recorded within interest expense on the consolidated statements of operations.
As of December 31, 2016 and 2015, the fair value of the interest rate swaps was an asset of $1.0 million and $0.4 million, respectively, and was recorded in the Company's consolidated balance sheets within other non-current assets. For the year ended December 31, 2016 and 2015, the change in fair value of the swaps, net of tax, of $0.3 million and $0.2 million, respectively, were reported as a component of accumulated other comprehensive income. The Company does not expect any amount included in accumulated other comprehensive income to be reclassified into earnings during the next 12 months. For the years ended December 31, 2016 and 2015, there was $0.4 million and $0.0, respectively, of hedge ineffectiveness, recorded within the consolidated statements of operations. Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period in which the hedged item affects earnings.
If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the consolidated statements of operations for the applicable period.

Note 11.	Stockholders’ equity
In November 2015, the Company’s board of directors authorized an increase in its cumulative share repurchase program to $550 million of the Company’s common stock. The Company repurchased 1,951,258 shares, 1,069,357 shares, and 731,559 shares of its common stock at a total cost of approximately $61.6 million, $53.0 million, and $36.0 million, in the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program as of December 31, 2016 was 19,778,800 shares at a total cost of $513.5 million. All repurchases to date have been made in the open market and shares have been retired as of December 31, 2016. No minimum number of shares subject to repurchase has been fixed and the share repurchase authorization has no expiration date. The Company has funded its share repurchases with cash on hand, proceeds from the sale of marketable securities, and cash generated from operations. As of December 31, 2016, the remaining authorized repurchase amount was $36.5 million.
During the year ended December 31, 2016, the Company retired 1,951,258 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $19,513, treasury stock of $61.6 million, and retained earnings of $61.6 million. During the year ended December 31, 2015, the Company retired 1,069,357 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $10,700, treasury stock of $53.0 million, and retained earnings of $53.0 million. A total of 19,778,800 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement. During the nine months ended December 31, 2014, the Company retired 731,559 shares of its treasury stock. Upon retirement, these shares resumed the status of authorized but unissued stock. The treasury stock retirement resulted in reductions to common stock of $7,300, treasury stock of $36.0 million, and retained earnings of $36.0 million. A total of 17,827,542 shares of treasury stock have been retired to date. There was no effect on the total stockholders’ equity position as a result of the retirement.
Equity offering
On January 21, 2015, the Company closed the registered public offering of 3,650,000 shares of common stock by the Company and, pursuant to registration rights granted by the Company to the Seller in connection with the acquisition of Royall, the public offering of 1,755,000 shares of common stock held by the Seller that were issued to the Seller as the equity component of the acquisition consideration. The shares in the registered public offering were sold at a price to the public of $43.00 per share, less an underwriting discount of $1.935 per share, for a net per share purchase price of $41.065. The Company also incurred selling costs of $1.1 million directly related to this equity offering. The net proceeds received by the Company were approximately $148.8 million after deducting the underwriting discount and selling costs. As of December 31, 2016, the Seller held no shares of the common stock issued to it as acquisition consideration.

Note 12.	Stock-based compensation
Equity incentive plans
The Company issues awards, including stock options and RSUs, under the Company’s 2009 Stock Incentive Plan (the “2009 Plan”). On June 9, 2015, the Company's stockholders approved an amendment to the 2009 Plan that increased the number of shares of common stock authorized for issuance under the plan by 3,800,000 shares. As of December 31, 2016, there were 1,862,891 shares available for issuance under the 2009 Plan. On September 5, 2013, the Company's stockholders also approved an amendment to the 2009 Plan that increased the maximum term for stock option and freestanding stock appreciation rights awards granted under the plan from five years to seven years.
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
Stock options granted under the inducement plan have an exercise price equal to $49.92, which was the closing price of the Company’s common stock on January 9, 2015 as reported on the NASDAQ Global Select Market. The stock options have a seven-year term and are eligible to vest, if performance-based vesting criteria are satisfied, in installments commencing in January 2017 and ending in January 2020. The RSUs were valued at $49.92 and are also eligible to vest in installments commencing in January 2017 and ending in January 2020, subject to satisfaction of performance-based vesting criteria. The vesting criteria in both cases are based on performance of the Royall programs and services. The aggregate grant date fair value of the performance-based stock options, assuming all performance targets are met, is estimated to be approximately $26.8 million. The aggregate grant date fair value of the performance-based RSUs, assuming all performance targets are met, is estimated at approximately $7.3 million. As of December 31, 2016, the Company expects that Royall will achieve 70% to 99% of the performance targets, which would result in vesting of 50% of the performance-based stock options and 50% of the RSUs eligible to vest, subject to forfeitures. The option and RSU awards are reflected in the following tables.
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
On June 23, 2014, the Compensation Committee of the board of directors approved a long-term incentive plan pursuant to which nonqualified stock options and RSUs would be granted under the 2009 Plan to certain executive officers of the Company. During the year ended December 31, 2014, 970,937 nonqualified stock options and 104,026 RSUs were granted to certain executive officers of the Company. The awards are subject to both performance-based and market-based conditions and will vest based upon the achievement of specified levels of both sustained contract value and sustained stock price during the performance period, which could extend to March 31, 2019. The vesting of the RSUs is also subject to a one-year service condition, which requires the recipient to remain employed with the Company for at least one year following the date on which the applicable performance and market conditions are achieved. The Company utilized the longer of the explicit, implicit, or derived service periods for the requisite service period, which includes the current estimate of the time to achieve the performance and market conditions and is four years for the stock options and six years for the RSUs, inclusive of the one-year service condition. The options and RSUs are included in the tables below.

Stock option activity. During the year ended December 31, 2016, the year ended December 31 2015, and the nine months ended December 31, 2014, the Company granted 1,345,000, 2,102,916, and 1,144,973, stock options, respectively, with a weighted average exercise price of $28.44, $50.45, and $52.28, respectively.
During the year ended December 31, 2016, the year ended December 31 2015, and the nine months ended December 31, 2014, participants exercised 303,490, 218,109, and 233,999 options for a total intrinsic value of $4.7 million, $6.6 million, and $7.3 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.
The following table summarizes the changes in common stock options during the year ended December 31, 2016, the year ended December 31 2015, and the nine months ended December 31, 2014 for all of the Company's stock incentive plans.

	Number of Performance-Based Options	Weighted Average Exercise Price		Number of Service-Based Options	Weighted Average Exercise Price
Outstanding as of March 31, 2014	20,000	$29.58		1,810,323	$32.86
Granted	974,605	51.40		170,368	57.31
Exercised	—	—		(233,999)	18.36
Forfeited	—	—		—	—
Outstanding, as of December 31, 2014	994,605	$50.96		1,746,692	$37.19
Granted	1,774,820	$49.90		328,096	$53.42
Exercised	—	—		(218,109)	21.76
Forfeited	(756,100)	49.92		(13,569)	60.27
Outstanding, as of December 31, 2015	2,013,325	$50.42		1,843,110	$41.73
Granted	319,900	$28.20		1,025,100	$28.52
Exercised	—	—		(303,490)	16.05
Forfeited	(215,370)	49.92		(39,542)	52.68
Outstanding, as of December 31, 2016	2,117,855	$47.11	(1)	2,525,178	$39.28	(3)
Exercisable, as of December 31, 2016	26,872	$34.91	(2)	1,021,192	$43.29	(4)
—————————————

(1)	The weighted average remaining contractual term for all performance-based options outstanding at December 31, 2016 is approximately five years and the aggregate intrinsic value is $1.7 million.

(2)	The weighted average remaining contractual term for all performance-based options exercisable as of December 31, 2016 is approximately two years and the aggregate intrinsic value is $0.1 million.

(3)	The weighted average remaining contractual term for all service-based options outstanding at December 31, 2016 is approximately four years and the aggregate intrinsic value is $7.4 million.

(4)	The weighted average remaining contractual term for all service-based options exercisable as of December 31, 2016 is approximately two years and the aggregate intrinsic value is $2.5 million.
The aggregate intrinsic value shown in the footnotes of the table above is the sum of the amounts by which the quoted market price of the Company’s common stock on the NASDAQ Global Select Market exceeded the exercise price of the options as of December 31, 2016, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s common stock. During the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014, 341,024, 387,748, and 411,259 options, respectively, vested with fair values of $0.1 million, $5.0 million, and $4.2 million, respectively.

The following table summarizes the exercise prices and contractual lives of all options outstanding under the Company's stock incentive plans as of December 31, 2016:

	Options Outstanding
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years
$ 0.00 – $ 9.99	—	$—	0.0
10.00 – 19.99	70,500	16.58	0.3
20.00 – 29.99	1,469,478	27.83	5.6
30.00 – 39.99	46,432	35.18	6.4
40.00 – 49.99	1,495,769	48.14	3.4
50.00 – 59.99	1,476,482	52.57	4.6
60.00 – 69.99	84,372	66.90	4.2
$ 0.00 – $ 69.99	4,643,033	$42.85	4.5
Restricted stock unit activity. During the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014, the Company granted 534,205, 568,511, and 336,113 RSUs, respectively, the majority of which vest in four equal annual installments on the anniversary of the grant date. The valuation of RSUs is determined as the fair market value of the underlying shares on the date of grant. The weighted average grant date fair value of RSUs granted without market conditions for the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014 was $31.07, $51.94, and $42.92, respectively. There were no RSUs granted with market conditions during the year ended December 31, 2016. The weighted average fair value of RSUs granted with market conditions during the year ended December 31, 2015 is estimated at $15.49 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.6%; an expected life of approximately 5 years; volatility of 31.3%; and dividend yield of 0.0% over the expected life of the RSUs. The weighted average fair value of RSUs granted with market conditions during the nine months ended December 31, 2014 is estimated at $15.75 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 1.7%; an expected life of approximately 5 years; volatility of 30.0%; and dividend yield of 0.0% over the expected life of the RSUs.
During the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014, participants vested in 318,877, 362,654, and 387,377 RSUs, respectively, for a total intrinsic value of $10.5 million, $19.0 million, and $22.0 million, respectively. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price on the NASDAQ Global Select Market at the vesting date. Of the RSUs vested in the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014, 108,315, 115,497, and 133,129 shares, respectively, were withheld to satisfy minimum employee tax withholding.

The following table summarizes the changes in RSUs during the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014 for all of the stock incentive plans described above.

	Number of Performance-Based RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, March 31, 2014	42,880	$47.87	1,067,582	$41.81
Granted	152,957	28.43	183,156	55.02
Forfeited	(8,540)	51.15	(4,076)	48.83
Vested	—	—	(387,377)	32.27
Non-vested, December 31, 2014	187,297	$31.85	859,285	$48.89
Granted	191,740	$49.87	376,771	$52.99
Forfeited	(78,005)	48.16	(33,789)	55.74
Vested	—	—	(362,654)	43.43
Non-vested, December 31, 2015	301,032	$39.10	839,613	$52.82
Granted	23,580	$32.28	510,625	$31.01
Forfeited	(66,139)	51.15	(64,170)	47.18
Vested	(893)	50.41	(317,984)	51.48
Non-vested, December 31, 2016	257,580	$35.34	968,084	$42.13
Employee stock purchase plan
The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 15% of their eligible compensation to purchase shares of the Company’s common stock. Under the ESPP, shares of the Company’s common stock may be purchased at the end of each fiscal quarter at 95% of the closing price of the Company’s common stock. A total of 1,684,000 shares of the Company’s common stock are authorized under the ESPP. As of December 31, 2016, a total of 1,453,429 shares were available for issuance under the ESPP. During the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014, the Company issued 14,041, 10,496, and 9,241 shares, respectively, under the ESPP at an average price of $34.00, $48.11, and $46.64 per share, respectively. The compensation expense related to the ESPP recorded in the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014 was not material to the consolidated financial statements.
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
Stock option valuation
The Company calculates the fair value of all stock option awards, with the exception of the stock options issued with market-based conditions, on the date of grant using the Black-Scholes model. Those stock option awards that have market-based conditions are valued using a Monte Carlo model. The expected term for the Company's stock options is determined through analysis of historical data on employee exercises, vesting periods of awards, and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury bonds issued with life terms similar to the expected life of the grant. Volatility is calculated based on historical volatility of the daily closing price of the Company’s common stock continuously compounded with a look-back period similar to the terms of the expected life of the grant. The Company has not declared or paid any cash dividends on its common stock since the closing of its initial public offering and does not currently anticipate declaring or paying any cash dividends. The timing and amount of future cash dividends, if any, is periodically evaluated by the Company’s board of directors and would depend upon, among other factors, the Company’s earnings, financial condition, cash requirements, and contractual restrictions.

The following average key assumptions were used in the valuation of all stock options granted in each respective period:

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014
Stock option grants:
Risk-free interest rate	.95% – 1.64%	1.18% – 1.67%	1.53% – 1.75%
Expected lives in years	5.04 – 5.54	4.00 – 5.45	5.00 – 5.47
Expected volatility	36.4% – 38.4%	31.2% – 33.0%	29.8% – 30.9%
Dividend yield	—%	—%	—%
Weighted average exercise price of options granted	28.44	50.45	52.28
Weighted average grant date fair value of options granted	10.00	15.49	14.49
Number of options granted	1,345,000	2,102,916	1,144,973
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
Forfeitures
Forfeitures are estimated based on historical experience at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term, and can range from six months to six years. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company analyzes forfeiture rates using six separate groups; one group for members of the Company’s board of directors, three separate groups of executives based on seniority, and two groups for general employees. Two of these groups, the Royall executive group and the Royall general employee group, were created in the year ended December 31, 2015 in order to apply separate forfeiture rates to the Royall inducement plan awards. The Company uses an annualized forfeiture rate of 9.35% for the Royall executive team and 3.3% for the Royall general employees. During the year ended December 31, 2016, the Company also increased its estimated annualized forfeiture rate for one of its general employee groups from 4.6% to 5.5%. Annualized forfeiture rates for the remaining groups are 0%, 0.4%, and 1.0% for members of the Company's board of directors, and two groups of executives, respectively.

Compensation expense
The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs and for shares issued under the Company’s ESPP, for the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014 (in thousands, except per share amounts):

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$9,231	$9,211	$5,977
Member relations and marketing	5,028	5,176	3,348
General and administrative	15,176	14,706	8,640
Total costs and expenses	29,435	29,093	17,965
Operating income	$(29,435)	$(29,093)	$(17,965)
There are no stock-based compensation costs capitalized as part of the cost of an asset.
Stock-based compensation expense by award type is shown below (in thousands):

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014
Stock-based compensation expense by award type:
Stock options	$13,270	$10,908	$5,431
Restricted stock units	16,165	18,185	12,534
Total stock-based compensation	$29,435	$29,093	$17,965
As of December 31, 2016, $49.0 million of total unrecognized compensation cost related to stock-based awards was expected to be recognized over a weighted average period of 2.4 years.
Tax benefits
The benefits of tax deductions in excess of recognized book compensation expense are reported as a financing cash inflow with a corresponding operating cash outflow in the consolidated statements of cash flows. Approximately $1.3 million, $4.9 million, and $0.4 million of tax benefits associated with the exercise of employee stock options and RSUs were recorded as cash from financing activities in the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014, respectively.

Note 13.	Income taxes
The provision for income taxes, excluding the tax effect of equity method gains (losses), consists of the following (in thousands):

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014
Current tax expense
Federal	$13,527	$6,225	$3,613
State and local	3,694	1,781	1,680
Foreign	626	524	620
Total current tax expense	$17,847	$8,530	$5,913
Deferred tax (benefit) expense
Federal	$(7,279)	$(6,376)	$(297)
State and local	472	13,046	(2,086)
Foreign	—	—	—
Total deferred tax (benefit) expense	$(6,807)	$6,670	$(2,383)
Provision for income taxes	$11,040	$15,200	$3,530
The components of Income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014
U.S. sources	$53,433	$(101,386)	$10,445
Non-U.S. sources	2,179	1,968	2,331
Total	$55,612	$(99,418)	$12,776
The provision for income taxes differs from the amount of income taxes determined by applying the applicable income tax statutory rates to income before provision for income taxes as follows:

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Section 162(m) compensation	0.5%	(0.8)%	11.7%
State income tax, net of U.S. federal income tax benefit	4.6%	3.5%	7.4%
Washington, D.C. QHTC income tax credits and D.C. law changes	—%	(13.4)%	(9.8)%
Uncertain tax position	(0.3)%	0.7%	5.4%
Federal R&D credit (net of associated UTP)	(22.7)%	1.8%	(25.7)%
Return to provision adjustment	1.2%	(0.4)%	3.2%
Goodwill impairment	—%	(38.3)%	—%
Meals and entertainment	2.7%	(1.5)%	5.5%
Stock-based compensation	(2.8)%	—%	—%
Other permanent differences, net	1.7%	(1.9)%	(5.1)%
Effective tax rate	19.9%	(15.3)%	27.6%

Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts on the consolidated financial statements. The tax effect of these temporary differences is presented below (in thousands):

	As of December 31,
	2016	2015
Deferred income tax assets (liabilities):
Federal R&D credits	$6,107	$420
Deferred compensation accrued for financial reporting purposes	7,139	13,284
Stock-based compensation	21,384	15,724
Acquired net operating loss carryforwards	2,794	5,421
Reserve for uncollectible revenue	2,508	2,119
Basis difference on investment in unconsolidated entities	962	7,208
Debt issuance costs	2,066	2,801
Deferred rent	3,248	1,466
Depreciation	1,057	—
Tax credit carryforwards	1,094	332
Unrealized foreign exchange loss	667	—
Outside basis difference on cost method investment	1,967	—
Other	1,490	835
Total deferred tax assets	52,483	49,610
Valuation allowance	—	(49)
Total deferred tax assets, net of valuation allowance	52,483	49,561
Capitalized software development costs	(33,599)	(31,042)
Deferred incentive compensation and other deferred charges	(11,211)	(11,940)
Acquired intangibles and goodwill; and acquisition related costs	(94,947)	(97,278)
Depreciation	—	(3,031)
Other	(1,739)	(163)
Total deferred tax liabilities	(141,496)	(143,454)
Net deferred income tax (liabilities) assets	$(89,013)	$(93,893)
The Company has $2.8 million, tax effected, of U.S. federal and state net operating loss carryforwards available at December 31, 2016, some of which are a result of recent acquisitions. These carryforwards will be used to offset future income but maybe limited by the change in ownership rules in Section 382 of the Internal Revenue Code. These net operating loss carryforwards will expire between 2021 and 2035. The Company anticipates it will be able to use all of its acquired net operating loss carryforwards. In estimating future tax consequences, the Company generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its estimated future ordinary taxable income will be sufficient for the full realization of its deferred income tax assets. The effect of future changes in existing laws or rates is not considered in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted.
Deferred U.S. income taxes have not been provided for the portion of the difference between book and tax basis in non-U.S. subsidiaries, which is essentially permanent in duration. Determination of the amount of these taxes is not practicable.
During the year ended December 31, 2016, the Company claimed $4.6 million in federal research and development credits and $14.1 million of additional benefit for the 2012, 2013, 2014, and 2015 tax years. For the year ended December 31, 2015, the Company claimed $1.8 million in federal research and development credits on its originally filed U.S. federal income tax return.

Uncertain Tax Positions
The following table summarizes the activity related to the Company's reserve for unrecognized tax positions (in thousands):

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014
Balance at beginning of the period	$1,385	$828	$—
Additions based on tax positions related to the current periods	1,126	281	497
Additions for tax positions of prior periods	4,905	—	331
Positions assumed in acquisition	—	276	—
Balance at end of the period	$7,416	$1,385	$828
The Company uses a more likely than not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more likely than not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next twelve months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. The amount accrued for interest and penalties for the twelve months ended December 31, 2016 and 2015, respectively was $0.1 million and $0.3 million, respectively. No interest or penalties were recognized in the consolidated statements of operations for the nine months ended December 31, 2014. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. During 2016, the Company underwent a U.S. federal tax audit for tax years ended December 31, 2011 and December 31, 2013 and completed with no change. With limited exceptions, tax years 2014 and forward remain open.
If the Company was able to recognize the uncertain tax positions of $7.4 million, the entire balance would affect the Company’s effective tax rate. A deferred tax liability has not been recognized because the Company indefinitely reinvests its local country earnings from foreign operations.

Note 14.	Commitments and contingencies
Operating leases
The Company leases its headquarters space under an operating lease that expires in May 2019. Leasehold improvements related to leases are depreciated over the shorter of the term of the lease or useful life and totaled approximately $33.3 million, net, and $37.0 million, net, as of December 31, 2016 and 2015, respectively. The terms of the lease contain provisions for rental escalation, and the Company is required to pay its portion of executory costs such as taxes, insurance, and operating expenses. The Company also entered into a build-to-suit lease arrangement for a new corporate headquarters in December 2015. See Note 6, “Property and equipment,” for further information regarding this arrangement.
The Company also leases office space under operating leases in Birmingham, Alabama; San Francisco, California; Chicago, Illinois; Bloomington, Minnesota; Plymouth Meeting, Pennsylvania; Nashville, Tennessee; Austin, Texas; Houston, Texas; Richmond, Virginia; and London, England. The Company also leases office space in Chennai, India through its Indian subsidiary, ABCO Advisory Services India Private Ltd. The lease expiration dates are July 2018 for the Alabama lease, July 2017 for the California lease, June 2022 for the Illinois lease, July 2020 for the Minnesota lease, September 2019 for the Pennsylvania lease, April 2020 for the Tennessee leases, March 2021 for the Texas leases, March 2022 for the Virginia leases, April 2020 for the England lease, and June 2022 for the India lease.
The Company recognized rental and executory expenses of $23.7 million, $23.1 million, and $13.2 million, in the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014, respectively, related to these leases. The Company subleases office space in Nashville, Tennessee.

The following table details the future minimum lease payments under the Company’s current leases (in thousands):

Year Ending December 31,	Operating leases	Build-to-suit lease obligation	Total lease obligations
2017	$17,421	$—	$17,421
2018	16,255	—	16,255
2019	11,143	16,515	27,658
2020	6,741	25,018	31,759
2021	4,880	25,389	30,269
Thereafter	5,613	379,211	384,824
Total	$62,053	$446,133	$508,186
Purchase obligation
The Company has entered into a non-cancelable agreement for the purchase of data. As of December 31, 2016, the Company’s minimum obligation in connection with this agreement extends through May 2019. The minimum purchases expected to be made under this agreement for each of the following two fiscal years ending December 31, 2017 and December 31, 2018 are $1.4 million and $1.0 million, respectively.
Benefit plan
The Company sponsors a defined contribution 401(k) plan (the “401(k) Plan”) for all employees who have reached the age of 21. The Company provides discretionary matching contributions in the range of 0% to 100%, which percentage is determined by the Company after the end of the applicable plan year, of an employee’s contribution up to a maximum of 4% of base salary. The Company's contributions to the 401(k) Plan during the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014, were approximately $5.9 million, $4.9 million, and $0.0 million, respectively.
Litigation
From time to time, the Company is engaged in certain legal disputes arising in the ordinary course of business, such as employment-related claims. When the likelihood of a loss contingency becomes at least reasonably possible with respect to any of these disputes, or, as applicable in the future, if there is at least a reasonable possibility that a loss exceeding amounts already recognized may have been incurred, the Company will revise its disclosures in accordance with the relevant authoritative guidance and will accrue a liability for loss contingencies when the Company believes that it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. The Company will review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent that new information is obtained, and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, the Company will record changes in its accrued liabilities in the period in which such determination is made. As of December 31, 2016, the Company was not a party to, and its property was not subject to, any material legal proceedings.
Other
As of December 31, 2016, the Company had outstanding letters of credit totaling $19.1 million to provide security deposits for certain office space leases. The letters of credit expire annually but will automatically extend for another annual term from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on the letters of credit.

Note 15.	Segment and geographic areas
Operating segments are defined as components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Under this definition, the Company has one operating segment as of December 31, 2016. Over the past few years, the Company has completed several acquisitions. These acquisitions have allowed the Company to expand its existing offerings and enhance membership services. The Company’s business operates in one operating segment because the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Substantially all of the Company’s identifiable assets are located in the United States. The following table sets forth revenue information for each geographic area for the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014 (in thousands):

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2016	2015	2014
United States	$784,447	$749,880	$417,194
Other countries	18,977	18,468	16,808
Total revenue	$803,424	$768,348	$434,002

Note 16. Quarterly financial data (unaudited)
Unaudited summarized financial data by quarter for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share amounts).

	Fiscal 2015 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$179,322	$183,583	$200,492	$204,951
Operating Income	4,158	12,320	19,151	(90,029)
(Loss) income from continuing operations before provision for income taxes and and gains (losses) in equity method investments	(19,971)	7,038	12,551	(99,036)
Net (loss) income attributable to common stockholders	(22,072)	7,666	672	(105,280)
Earnings per share:
Net (loss) income attributable to common stockholders per share — basic	$(0.54)	$0.18	$0.02	$(2.52)
Net (loss) income attributable to common stockholders per share — diluted	$(0.54)	$0.18	$0.02	$(2.52)

	Fiscal 2016 Quarter Ended
	March 31,	June 30,	September 30, (1)	December 31,
Revenue	$200,735	$198,382	$200,455	$203,852
Operating Income	20,796	18,088	12,134	25,520
Income from continuing operations before provision for income taxes and gains (losses) in equity method investments	16,036	12,776	6,088	20,712
Net income attributable to common stockholders	10,339	7,495	37,538	35,866
Earnings per share:
Net income attributable to common stockholders per share — basic	$0.25	$0.19	$0.94	$0.89
Net income attributable to common stockholders per share — diluted	$0.25	$0.18	$0.93	$0.88
(1) In connection with the preparation of the unaudited consolidated financial statements, the Company recorded corrections of certain out-of-period, immaterial misstatements that occurred in prior periods. These corrections resulted in an increase to the provision for income taxes of $4.2 million for the three months ended September 30, 2016 primarily related to recording reserves for tax positions taken in prior periods. These corrections also resulted in a decrease to income tax expense of $5.1 million included in gains (losses) from equity method investments for the three months ended September 30, 2016 related to recording a deferred tax asset for the outside basis difference in the Company's investment in Evolent, Inc. The impact of these out-of-period corrections on net income for the three ended September 30, 2016 was not significant.

Note 17. Supplemental cash flow
A summary of supplemental cash flow information for the year ended December 31, 2016, the year ended December 31, 2015, and the nine months ended December 31, 2014 is presented below (in thousands):

	Year Ended December 31,		Nine Months Ended December 31,
	2016	2015	2014
Cash paid (received) for:
Income taxes	$25,919	$(4,695)	$32
Interest	$14,090	$17,646	$—

Non-cash activities:
Clinovations earn-out liability share-based payment	$2,703	$—	$—
Increase in estimated cost of construction of a building under a build-to-suit lease	$60,667	$2,700	$—

Note 18.Subsequent events
On January 3, 2017, the Company approved a restructuring plan which will result in a reduction-in-force of approximately 220 employees and is expected to be completed during fiscal year 2017. The Company expects to recognize approximately $7 to $9 million of pre-tax restructuring charges in fiscal year 2017 in connection with this reduction-in-force, consisting of severance and other employee termination benefits.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2016. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2016.
Changes in internal control over financial reporting
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, we concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to two material weaknesses in our internal control over financial reporting described below. During the second quarter of 2016, we identified a material weakness related to the internal controls over the income tax process which was disclosed in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2016. The Company has taken actions to remediate the material weaknesses related to our internal control over financial reporting, as follows:

1.
With respect to the material weakness in the revenue recognition controls, we have made control improvements, including a process for a contemporaneous review of contracts and the dedication of additional subject matter expert staff, and are planning an upgraded software solution to properly account for complex contract terms, including customer cancellation provisions and contingent fee arrangements. We have concluded that this material weakness was remediated as of December 31, 2016.

2.
With respect to the material weakness in the business combination controls, we have made improvements to the design of the related controls, including standardized review procedures over third-party valuations and related projections. In addition, we have added resources to our accounting and financial reporting functions to facilitate the timely execution of the process improvements. However, as the Company did not complete another material acquisition in 2016, neither we nor our external auditors tested the operating effectiveness of these newly designed controls.

3.
With respect to the material weakness in the tax controls, although we have made control improvements, we have concluded that the material weakness has not been remediated as of December 31, 2016. Specifically, we have concluded that the internal controls over the tax accounts have not been designed or do not operate at a sufficient level of precision to prevent or detect and correct a material misstatement. The Company identified errors in current and prior periods in the tax accounts that resulted from control deficiencies in the tax process. These errors were not material to the affected financial statements. However, the Company concluded that these control deficiencies in aggregate represent a material weakness as there is a reasonable possibility the controls as currently operating would not prevent or detect and correct a material misstatement. The Company is evaluating these control deficiencies and plans to add resources with additional experience and technical capability to provide effective oversight of our tax function.

Successful remediation of the material weakness described above requires review and evidence of the effectiveness of the related internal control processes as part of our periodic assessments of our internal control over financial reporting. As we continue to evaluate and work to enhance our internal control over financial reporting, we may determine that additional measures should be taken to address the material weakness described above or other control deficiencies, or that we should modify the remediation plan.
Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Bylaw Amendment
On March 13, 2017, the Board of Directors of the Company approved an amendment to the Company’s Amended and Restated Bylaws (as amended, the “Bylaws”) effective as of that date (the “Bylaw Amendment”). The Bylaw Amendment added a new Article IX, Forum for Adjudication of Certain Disputes, which provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (a) derivative actions, (b) actions for breach of fiduciary duties owed by directors, officers, stockholders, employees, or agents of the Company, (c) actions arising under any provision of the General Corporation Law of Delaware, the Company’s Certificate of Incorporation, or the Company’s Bylaws, and (d) actions governed by the internal affairs doctrine. Any person or entity holding, purchasing, or otherwise acquiring any interest in shares of capital stock of the Company is deemed to have notice of and consented to the provisions of the Bylaw Amendment.
The foregoing description of the Bylaw Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaw Amendment, a copy of which is attached as Exhibit 3.2.1 to this Annual Report on Form 10-K and is incorporated herein by reference. The Amended and Restated Bylaws containing the Bylaw Amendment is filed as Exhibit 3.2.2 to this Annual Report on Form 10-K.
Senior Management Severance and Change of Control Plan
On March 10, 2017, the Compensation Committee of the Board of Directors of the Company adopted The Advisory Board Company Senior Management Severance and Change of Control Plan (the “Plan”). Each of the Company's named executive officers, other than Robert Musslewhite and David Felsenthal, and certain other officers are eligible to participate in the Plan.
Participation in the Plan is conditioned upon the execution of an agreement not to compete with the Company or solicit the Company's members or employees for one year following termination of employment, and not to use or disclose the Company’s confidential information at any time following termination of employment. The agreement not to compete under the Plan supersedes the prior non-competition agreements with the participants, which provided that the Company could restrict the ability of a participant to compete with the Company following a termination without cause for up to two years in exchange for salary continuation payments equal to up to 125% of the participant’s base salary per year.
The Plan provides that where a participant’s employment is terminated outside of the context of a “change of control,” either by the Company without “cause” or by the participant for “good reason” (each as defined in the Plan), the participant will be entitled to receive:

•	A lump sum cash payment equal to the sum of the participant’s base salary plus the greater of the participant’s annual bonuses earned in each of the two years prior to termination;

•	Accelerated vesting of time-based equity awards that would have vested within one year of termination; and

•	Continued health and medical coverage for up to one year.
In the event that a participant’s employment is terminated within six months prior to, or within twelve months following, a change of control, either by the Company without cause or by the participant for good reason, the participant will be entitled to receive:

•
A lump sum cash payment equal to one and a half times the sum of the participant’s base salary plus the greater of the participant’s annual bonuses earned in each of the two years prior to termination;

•	Accelerated vesting of time-based equity awards, and continued vesting of performance-based equity awards based on the actual level of performance; and

•	Continued health and medical coverage for up to one year.
The provision of payments and benefits described above is conditioned upon the participant’s execution of a release of claims. The Plan provides that if a participant receives any amount, whether under the Plan or otherwise, that is subject to the excise tax imposed pursuant to Section 4999 of the Internal Revenue Code, the amount of the payments to be made to the participant will be reduced to the extent necessary to avoid imposition of the excise tax, but only if the net amount of the reduced payments exceeds the net amount that the participant would receive following imposition of the excise tax and all income and related taxes.
The foregoing description of the Plan does not purport to be complete and is qualified in the entirety by reference to the full text of the Plan, which is filed as Exhibit 10.38 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
See “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, referred to as the “ 2017 proxy statement,” which we will file with the SEC on or before 120 days after our fiscal year ended December 31, 2016, and which appears in the 2017 proxy statement, including under the captions “Proposal No. 1—Election of Directors,” “Board Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
We have adopted a code of ethics for our senior financial officers that applies to all of our senior financial officers, including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions. The code of ethics for our senior financial officers is available to the public in the “The Firm—Investor Relations—Governance” section of our website at www.advisory.com. Any person may request a copy of the code of ethics for our senior financial officers, without charge, by writing to us at The Advisory Board Company, 2445 M Street, N.W., Washington, D.C. 20037, Attention: Corporate Secretary. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for our senior financial officers by posting such information on our website indicated above.
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

LeAnne M. Zumwalt
Group Vice President,
DaVita HealthCare Partners Inc.

Item 11. Executive Compensation.
Information required by this Item 11 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions “Board Corporate Governance Matters,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this Item 12 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions “Security Ownership” and “Proposal 3 - Approval of 2009 Incentive Plan Amendment - Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the caption “Board Corporate Governance Matters.”

Item 14. Principal Accountant Fees and Services.
Information required by this Item 14 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the caption “Proposal No. 2—Ratification of the Selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2017.”

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:
(1) The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015
Consolidated Statements of Operations for the year ended December 31, 2016, the year ended December 31, 2015, and the nine-month period ended December 31, 2014
Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2016, the year ended December 31, 2015, and the nine-month period ended December 31, 2014
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2016, the year ended December 31, 2015, and the nine-month period ended December 31, 2014
Consolidated Statements of Cash Flows for the year ended December 31, 2016, the year ended December 31, 2015, the nine-month period ended December 31, 2014
Notes to Consolidated Financial Statements.

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

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012.

3.2.1	Amendment to Amended and Restated Bylaws of the Company adopted March 13, 2017. Filed herewith.

3.2.2	Amended and Restated Bylaws of the Company as in effect on March 13, 2017. Filed herewith.

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
10.32
Amendment No. 3, dated as of January 15, 2016, to Credit Agreement, dated as of February 6, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

10.37*
Director compensation plans. Incorporated by reference to “Board Corporate Governance Matters - Board of Directors Compensation” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders, filed on April 28, 2015 (Commission File No. 000-33283).

10.38*	The Advisory Board Company Senior Management Severance and Change of Control Plan. Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm with respect to the consolidated financial statements of the Company. Filed herewith.

23.2	Consent of Independent Auditor with respect to the financial statements of Evolent Health, Inc. Filed herewith.

23.3	Consent of Independent Auditor with respect to the financial statements of Evolent Health LLC (Predecessor). Filed herewith.

23.4	Consent of Independent Auditor with respect to the financial statements of Evolent Health LLC (Successor). Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

99.1	Audited financial statements as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, of Evolent Health LLC. Filed herewith.

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

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

THE ADVISORY BOARD COMPANY
SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Additions Charged to Revenue	Additions Charged to Other Accounts	Deductions From Reserve	Balance at End of Year
Nine months ended December 31, 2014 Allowance for uncollectible revenue	$6,850	$8,938	$—	$8,258	$7,530
Year ended December 31, 2015 Allowance for uncollectible revenue	$7,530	$4,893	$310	$7,024	$5,709
Year ended December 31, 2016 Allowance for uncollectible revenue	$5,709	$5,577	$—	$4,906	$6,380

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Advisory Board Company

March 15, 2017	/s/ Robert W. Musslewhite

Robert W. Musslewhite,
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Robert W. Musslewhite	Chief Executive Officer and Chairman	March 15, 2017
Robert W. Musslewhite	(Principal Executive Officer)

/s/ Michael T. Kirshbaum	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017
Michael T. Kirshbaum

/s/ Sanju K. Bansal	Director	March 15, 2017
Sanju K. Bansal

/s/ David L. Felsenthal	Director	March 15, 2017
David L. Felsenthal

/s/ Peter J. Grua	Director	March 15, 2017
Peter J. Grua

/s/ Nancy Killefer	Director	March 15, 2017
Nancy Killefer

/s/ Kelt Kindick	Lead Director	March 15, 2017
Kelt Kindick

/s/ Mark R. Neaman	Director	March 15, 2017
Mark R. Neaman

/s/ Leon D. Shapiro	Director	March 15, 2017
Leon D. Shapiro

/s/ LeAnne M. Zumwalt	Director	March 15, 2017
LeAnne M. Zumwalt

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012.

3.2.1	Amendment to Amended and Restated Bylaws of the Company adopted March 13, 2017. Filed herewith.

3.2.2	Amended and Restated Bylaws of the Company as in effect on March 13, 2017. Filed herewith.

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

10.31
Amendment No. 3, dated as of January 15, 2016, to Credit Agreement, dated as of February 6, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Exhibit Number	Description of Exhibit
10.32
Amendment No. 3, dated as of January 15, 2016, to that certain Credit Agreement, dated as of February 6, 2015, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

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

10.37*
Director compensation plans. Incorporated by reference to “Board Corporate Governance Matters - Board of Directors Compensation” in the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Stockholders, filed on April 28, 2015 (Commission File No. 000-33283).

10.38*	The Advisory Board Company Senior Management Severance and Change of Control Plan. Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm with respect to the consolidated financial statements of the Company. Filed herewith.

23.2	Consent of Independent Auditor with respect to the financial statements of Evolent Health, Inc. Filed herewith.

23.3	Consent of Independent Auditor with respect to the financial statements of Evolent Health LLC (Predecessor). Filed herewith.

23.4	Consent of Independent Auditor with respect to the financial statements of Evolent Health LLC (Successor). Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

99.1	Audited financial statements as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, of Evolent Health LLC. Filed herewith.

101
XBRL (Extensible Business Reporting Language). The following financial statements from the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.