Form 10-Q
period 2017-03-31
ADVISORY BOARD CO
filed 2017-05-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 1, 2017, the registrant had outstanding 40,583,660 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,080	$91,151
Membership fees receivable, net	548,491	605,517
Prepaid expenses and other current assets	22,375	18,965
Total current assets	720,946	715,633
Construction in progress	86,828	63,368
Property and equipment, net	162,668	171,281
Intangible assets, net	250,036	255,053
Deferred incentive compensation and other charges	63,556	72,178
Goodwill	737,023	739,507
Equity method investments	13,711	19,858
Total assets	$2,034,768	$2,036,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$537,464	$564,237
Accounts payable and accrued liabilities	71,805	67,702
Accrued incentive compensation	24,845	25,521
Debt, current	56,554	49,347
Total current liabilities	690,668	706,807
Deferred revenue, net of current portion	145,236	170,357
Deferred income taxes	87,630	89,013
Debt, net of current portion	458,592	472,739
Financing obligation	86,828	63,368
Other long-term liabilities	17,398	17,550
Total liabilities	1,486,352	1,519,834
Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 40,391,162 and 40,192,980 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	404	402
Additional paid-in capital	794,293	782,399
Accumulated deficit	(247,310)	(266,218)
Accumulated other comprehensive income	1,029	461
Total stockholders’ equity	548,416	517,044
Total liabilities and stockholders’ equity	$2,034,768	$2,036,878

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$194,539	$200,735
Costs and expenses:
Cost of services, excluding depreciation and amortization	98,642	95,949
Member relations and marketing	32,855	32,395
General and administrative	39,088	31,828
Depreciation and amortization	22,334	19,767
Operating income	1,620	20,796
Other expense:
Interest expense	(4,500)	(4,821)
Other income, net	233	61
Total other expense, net	(4,267)	(4,760)
(Loss) income before benefit (provision) for income taxes and gains (losses) from equity method investments	(2,647)	16,036
Benefit (provision) for income taxes	724	(5,663)
Gains (losses) from equity method investments	21,577	(34)
Net income	$19,654	$10,339
Earnings per share
Net income per share—basic	$0.49	$0.25
Net income per share—diluted	$0.48	$0.25
Weighted average number of shares outstanding:
Basic	40,253	41,492
Diluted	41,041	41,873
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$19,654	$10,339
Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedges, net of income tax (benefit) expense of $311 and $(1,568) for the three months ended March 31, 2017 and 2016, respectively	568	(2,437)
Comprehensive income	$20,222	$7,902
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$19,654	$10,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,334	19,767
Amortization of debt issuance costs	341	340
Deferred income taxes	2,359	(48)
Excess tax deficiency/(benefit) from stock-based awards	207	(1,269)
Stock-based compensation expense	5,711	6,982
Gain on partial sale of equity method investment	(23,392)	—
Losses from equity method investments	1,815	34
Changes in operating assets and liabilities (net of the effect of acquisitions):
Membership fees receivable	57,026	51,389
Prepaid expenses and other current assets	(3,428)	4,414
Deferred incentive compensation and other charges	9,423	8,214
Deferred revenue	(51,894)	(57,794)
Accounts payable and accrued liabilities	(10,067)	(11,596)
Acquisition-related earn-out payments	(196)	(1,432)
Accrued incentive compensation	(676)	(1,876)
Other long-term liabilities	(550)	(260)
Net cash provided by operating activities	28,667	27,204
Cash flows from investing activities:
Purchases of property and equipment	(7,970)	(9,632)
Capitalized external-use software development costs	(734)	(836)
Cash paid for acquisitions	—	(1,900)
Cash received from partial sale of equity method investment	41,366	—
Net cash provided by (used in) investing activities	32,662	(12,368)
Cash flows from financing activities:
Pay down of debt	(7,187)	(7,187)
Proceeds from issuance of common stock from exercise of stock options	5,686	3,019
Withholding of shares to satisfy employee tax withholding for vested restricted stock units	(797)	(396)
Proceeds from issuance of common stock under employee stock purchase plan	84	120
Acquisition-related earn-out payments	(186)	(3,600)
Excess tax benefits from stock-based awards	—	1,269
Purchases of treasury stock	—	(27,449)
Net cash used in financing activities	(2,400)	(34,224)
Net increase (decrease) in cash and cash equivalents	58,929	(19,388)
Cash and cash equivalents, beginning of period	91,151	71,825
Cash and cash equivalents, end of period	$150,080	$52,437

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
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2016 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2017, or any other period.

Note 2. Recent accounting pronouncements
Recently adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued accounting guidance relating to stock-based compensation. The guidance simplifies various aspects of the accounting for share-based payments. The amendments impact net income, earnings per share, and the statement of cash flows. The guidance is effective for annual reporting and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of January 1, 2017 using a modified retrospective approach, which requires the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. In connection with the adoption of this guidance, the Company elected to no longer calculate an estimate of expected forfeitures and began recognizing forfeitures as they occurred, which resulted in a cumulative-effect net decrease of $0.7 million to retained earnings with the offset of $1.2 million to additional paid-in capital and an increase of $0.5 million in deferred tax assets. Upon adoption, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the consolidated statements of operations. In addition, excess tax benefits will no longer be presented within cash flows from financing activities but instead will be presented in cash flows from operating activities in the consolidated statements of cash flows. Prior to adoption, the excess tax benefits and tax deficiencies were recorded to additional paid-in capital and excess tax benefits were not recorded until they were able to be utilized.
Recently issued
In May 2014, the FASB issued accounting guidance related to revenue recognition. The new standard supersedes most of the existing revenue recognition guidance under GAAP, and requires revenue to be recognized when goods or services are transferred to a customer in an amount that reflects the consideration a company expects to receive. The new standard may require more judgment and estimates relating to the recognition of revenue, which could result in additional disclosures to the financial statements. The new standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date of December 31, 2016. Early application prior to the original effective date is not permitted. The Company will adopt the standard on January 1, 2018 using the modified retrospective approach.
While the potential impacts of the new standard are still being assessed, the Company currently believes the new standard will impact the Company's accounting for deferred costs and arrangements that include variable consideration. The Company is currently evaluating the effect that the standard will have on its remaining revenue. The Company continues to update its assessment of the impact of the standard and related updates to the consolidated financial statements, and will note material impacts when known.
In January 2016, the FASB issued accounting guidance related to the recognition and measurement of financial assets and liabilities. The guidance requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income. Under the new guidance, entities will no longer be able to recognize unrealized holding gains and losses on available-for-sale equity securities in other comprehensive income, and will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance for classifying and measuring investments in debt securities and loans is not affected. The guidance eliminates certain disclosure requirements related to financial instruments measured at amortized cost and adds disclosures related to the measurement categories of financial assets and financial liabilities. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted only for certain portions of the guidance. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued accounting guidance relating to leases. The guidance requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. The new guidance also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The guidance is effective for annual reporting and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
In January 2017, the FASB issued accounting guidance which clarifies the definition of a business in order to assist entities in evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In January 2017, the FASB issued accounting guidance simplifying the test of goodwill impairment. The guidance eliminates Step 2 of the goodwill impairment test, which calculates the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will be required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., Step 1). The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
In February 2017, the FASB issued accounting guidance related to gains and losses from the derecognition of nonfinancial assets which clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
Interest rate swaps. The Company uses interest rate swaps to manage interest rate risk. The fair values of interest rate swaps are determined using the market standard methodology of discounting the future variable cash payments, or receipts, over the life of the agreements. The variable interest rates used in the calculation of projected receipts are based on observable market interest rate curves. See Note 7, "Debt."
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no significant transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2017 or 2016.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the related classifications are as follows (in thousands):

	Fair value as of March 31,	Fair value measurement as of March 31, 2017 using fair value hierarchy
	2017	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$150,080	$150,080	$—	$—
Interest rate swaps (2)	1,845	—	1,845	—
Financial liabilities
Contingent earn-out liabilities (3)	1,185	—	—	1,185

	Fair value as of December 31,	Fair value measurement as of December 31, 2016 using fair value hierarchy
	2016	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$91,151	$91,151	$—	$—
Interest rate swaps (2)	1,044	—	1,044	—
Financial liabilities
Contingent earn-out liabilities (3)	1,164	—	—	1,164
—————————————

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using market standard models with observable inputs.

(3)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Contingent earn-out liabilities
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of Clinovations, LLC (“Clinovations”) in November 2014 was $4.5 million as of the date of acquisition. The Clinovations earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation periods, which will end on December 31, 2017 with payments extending through April 2018. As of March 31, 2017, 62,269 shares have been issued to pay a portion of the earn-out liability. The maximum payout of the earn-out liability is $9.5 million, while the minimum is $0. Based on the results of Clinovations’ operating results, the fair value of the remaining contingent obligation for Clinovations as of March 31, 2017 was estimated at $0.9 million.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) in December 2014 was $3.6 million as of the date of acquisition. The Company paid $4.0 million during the three months ended March 31, 2016 in satisfaction of its remaining obligation.
The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) in December 2009. The Company paid $1.0 million during the three months ended March 31, 2016 in satisfaction of its remaining obligation.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes.

The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$1,164	$7,250
Addition due to acquisition	—	357
Fair value change in Clinovations contingent earn-out liability (1)	239	(1,070)
Fair value change in other contingent earn-out liabilities (1)	164	—
Southwind earn-out payments	—	(1,032)
Other earn-out payments	(382)	—
GradesFirst earn-out payments	—	(4,000)
Ending balance	$1,185	$1,505

—————————————
(1) Amounts were recognized in cost of services on the consolidated statements of operations.
Financial instruments not recorded at fair value on a recurring basis
Equity method investments. The Company's equity method investments represent the Company's ownership interest in Evolent Health, Inc. and its subsidiary, Evolent Health LLC. The fair value of the Company's ownership interest in Evolent Health, Inc. and its subsidiary prior to any discount was $161.0 million as of March 31, 2017 based on the closing price of the Class A common stock of Evolent Health, Inc. on that date as reported on the New York Stock Exchange. For further information, see Note 6, "Equity method investments". The fair value of the Company's equity method investments is measured quarterly for disclosure purposes. The Company's equity method investments are recorded at fair value only if an impairment charge is recognized.
Credit facilities. The Company estimates that the fair value of its credit facilities was $520.7 million as of March 31, 2017. The fair value was determined based on discounting the future expected variable cash payments over the life of the loan. The variable interest rates used in the calculation are based on observable market interest rates. The credit facilities would be classified as Level 2 within the fair value hierarchy if they were measured at fair value.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (such as when there is evidence of impairment). During the three months ended March 31, 2017 and 2016, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 4. Property and equipment
Property and equipment consists of leasehold improvements, furniture, fixtures, equipment, capitalized internal-use software development, and acquired developed technology. Property and equipment is stated at cost, less accumulated depreciation and amortization. In certain membership programs, the Company provides software applications under a hosting arrangement where the software application resides on the Company’s or its service providers’ hardware. The members do not take delivery of the software and only receive access to the software during the term of their membership agreement. Software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized and amortized over the estimated useful life of the software once placed into operation. Capitalized software is amortized using the straight-line method over its estimated useful life, which is generally five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.
The acquired developed technology, which includes acquired software, databases, and analytics, is classified as software within property and equipment because the developed software application, database, or analytic resides on the Company’s or its service providers’ hardware. Amortization for acquired developed technology is included in depreciation and amortization on the Company’s consolidated statements of operations. Developed technology obtained through acquisitions is amortized using the straight-line method over the estimated useful life used in determining the fair value of the assets at acquisition. As of March 31, 2017, the weighted average useful life of existing acquired developed technology was approximately eight years.

The amount of acquired developed technology amortization included in depreciation and amortization for the three months ended March 31, 2017 and March 31, 2016 was approximately $2.1 million and $2.3 million, respectively.
Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment, net for the periods presented. The amount of depreciation expense recognized on furniture, fixtures, and equipment during the three months ended March 31, 2017 and March 31, 2016 was $5.9 million and $5.4 million, respectively.
Internally developed capitalized software related to the Company's hosted software is classified as software within property and equipment and has an estimated useful life of five years. As of March 31, 2017 and December 31, 2016, the carrying value of internally developed capitalized software was $73.6 million and $75.2 million, respectively. Amortization expense for internally developed capitalized software for the three months ended March 31, 2017 and March 31, 2016 recorded in depreciation and amortization on the accompanying statements of operations was approximately $8.5 million and $6.4 million, respectively.
Property and equipment consists of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Leasehold improvements	$69,777	$69,465
Furniture, fixtures, and equipment	70,963	70,362
Software	237,305	231,952
Property and equipment, gross	378,045	371,779
Accumulated depreciation and amortization	(215,377)	(200,498)
Property and equipment, net	$162,668	$171,281
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. There was no material impairment loss recognized on long-lived assets during the three months ended March 31, 2017 and March 31, 2016, respectively.
Construction in progress. In December 2015, the Company entered into a lease for its new corporate headquarters, which is currently being constructed in Washington D.C. The lease has an anticipated start date of mid-2019 with a 16-year initial term and $446.1 million of lease payments. The Company has concluded that it is the deemed owner of the building (for accounting purposes only) during the construction period and that the lease qualifies for build-to-suit accounting. Accordingly, the Company has recorded a construction-in-progress asset, net of $86.8 million for which there is a corresponding construction financing obligation of $86.8 million recorded in the consolidated balance sheet as of March 31, 2017. The Company will continue to increase the construction-in-progress asset and corresponding long-term liability as additional building costs are incurred by the landlord during the construction period. Upon completion of the construction, the Company will evaluate whether or not this arrangement meets the criteria for sale-leaseback accounting treatment.

Note 5. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles, as well as internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the three months ended March 31, 2017 or 2016. There was no impairment of goodwill recorded in the three months ended March 31, 2017 or 2016.
The following illustrates the change in the goodwill balance for the three months ended March 31, 2017 (in thousands):

Balance as of December 31, 2016	$739,507
Acquisitions	—
Adjustment related to Royall acquisition (1)	(2,484)
Balance as of March 31, 2017	$737,023
—————————————
(1) Represents an immaterial adjustment to the blended state tax rate used in the purchase price allocation resulting in a reduction to deferred tax liabilities and a reduction of goodwill.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 2 years to 17 years. As of March 31, 2017, the weighted average remaining useful life of acquired intangibles was approximately 13.1 years. As of March 31, 2017, the weighted average remaining useful life of internally developed intangibles was approximately 3.4 years.
The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of March 31, 2017			As of December 31, 2016
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed software for sale:
Capitalized software	5.0	$20,766	$(10,868)	$9,898	$20,034	$(9,998)	$10,036
Acquired intangibles:
Developed software	5.2	9,450	(8,700)	750	9,450	(8,575)	875
Customer relationships	16.2	277,710	(47,332)	230,378	277,710	(42,978)	234,732
Trademarks	8.6	14,900	(6,215)	8,685	14,900	(5,923)	8,977
Non-compete agreements	3.8	1,400	(1,400)	—	1,400	(1,400)	—
Customer contracts	4.7	6,449	(6,124)	325	6,449	(6,016)	433
Total intangibles		$330,675	$(80,639)	$250,036	$329,943	$(74,890)	$255,053

Amortization expense for intangible assets for the three months ended March 31, 2017 and March 31, 2016, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $5.8 million and $5.7 million, respectively. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for the remaining nine months of the fiscal year ending December 31, 2017, for each of the following fiscal years ending December 31, 2018 through 2021, and thereafter: $16.9 million, $21.7 million, $20.1 million, $18.8 million, and $17.8 million, respectively, and $154.7 million thereafter.

Note 6. Equity method investments
As of March 31, 2017, the Company held a 4.5% equity interest in Evolent Health LLC (“Evolent LLC”) and a 7.2% equity ownership interest in Evolent Health, Inc. (“Evolent Inc.”), which had no material operations outside of its 83.9% ownership interest in Evolent LLC. These investments are accounted for under the equity method, with the Company’s proportionate share of the investees’ losses recognized in the consolidated statements of operations. The Company has the right to designate two individuals to Evolent Inc.'s board of directors, who were the Company’s Chief Financial Officer and an unaffiliated designee of the Company as of March 31, 2017.
During the three months ended March 31, 2017, the Company recognized in the consolidated statements of operations its proportionate share of the losses of Evolent Inc. of $1.3 million. During the three months ended March 31, 2016, the Company recorded a net gain on its investment of Evolent Inc. of $0.3 million, which consisted of a $1.1 million dilution gain offset by $0.8 million for the Company's share of losses of Evolent Inc. The carrying balance of the Company’s investment in Evolent Inc. was $9.0 million and $10.3 million as of March 31, 2017 and December 31, 2016, respectively. The Company had no unrecorded losses related to its investment in Evolent Inc. as of March 31, 2017.
During the three months ended March 31, 2017, the Company exchanged Evolent LLC B units and Evolent Inc. Class B shares for Evolent Inc. Class A common stock on a one-for-one basis, then immediately sold all the Evolent Inc. Class A shares in an underwritten secondary offering, retaining a 4.5% interest immediately after such sale. Total cash received from the transaction was $41.4 million and resulted in the recognition of a post-tax gain of $23.4 million. The Company's proportionate share of the losses of Evolent LLC was $1.6 million during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company recorded a net loss on its investment of Evolent LLC of $0.5 million, which consisted of a $0.9 million dilution gain offset by $1.4 million for the Company's share of the losses of Evolent LLC. The carrying balance of the Company’s investment in Evolent LLC was $4.7 million and $9.6 million as of March 31, 2017 and December 31, 2016, respectively. The Company had no unrecorded losses related to its investment in Evolent LLC as of March 31, 2017.
At the time of the reorganization and initial public offering of Evolent Inc., the Company carried over its basis in the investment, resulting in a significant difference between its basis and its proportionate share in the equity of Evolent Inc. As of March 31, 2017, the basis difference totaled $43.2 million and will decrease over time through amortization and upon any sale or dilutive transactions. Evolent Inc. gained control of Evolent LLC in the transaction and applied purchase and push down accounting. The Company has excluded the effects of this accounting in its determination of the equity in Evolent LLC losses, thereby reducing its share of losses from Evolent LLC for the affected periods.
Because of Evolent LLC's treatment as a partnership for federal income tax purposes, the losses of Evolent LLC pass through to the Company and the other members. The Company's proportionate share of the losses of Evolent LLC is recorded net of the estimated tax benefit the Company believes will be realized from the equity in loss of equity method investments on the consolidated statements of operations. Historically, the Company had provided a full valuation allowance against the deferred tax asset resulting from these benefits. During the three months ended March 31, 2016, tax benefit of $0.2 million was recorded for the tax effects of current year losses received from Evolent LLC. The provision for income taxes from gains (losses) from equity method investments for the three months ended March 31, 2017 was $13.6 million, representing an effective tax rate of 38.7%. Tax expense of $14.7 million was recorded for the tax effect of the current period gain on sale of shares in Evolent LLC offset by a $1.1 million tax benefit for the allocated share of losses from Evolent LLC and Evolent, Inc.
The gains (losses) from equity method investments on the consolidated statement of operations for the combined Evolent entities consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Dilution gain	$—	$2,026
Gain on partial sale of investment	38,117	—
Allocated share of losses	(2,898)	(2,221)
Tax (expense) benefit	(13,642)	161
Gains (losses) from equity method investments	$21,577	$(34)
In connection with Evolent Inc.'s initial public offering and the related reorganization, the Company and certain investors in Evolent LLC entered into a tax receivables agreement with Evolent Inc. Under the terms of that agreement, Evolent Inc. will make cash payments to the Company and certain investors in amounts equal to 85% of Evolent Inc.'s actual tax benefit realized from various tax attributes related to activity before the initial public offering. Interest will be included on the tax savings at the applicable London interbank offered rate plus 100 basis points. The tax receivables agreement will generally apply to Evolent Inc.'s taxable years up to and including the 15th anniversary date of the transaction. As of March 31, 2017, the Company had not received any payments pursuant to the tax receivables agreement. As the amount the Company will receive pursuant to the tax receivables agreement is unknown, the Company will recognize payments, if any, associated with this agreement when such payments are received.
The following is a summary of the financial position of Evolent LLC as of the dates presented:

	As of
	March 31, 2017	December 31, 2016
Assets:
Current assets	$339,487	$154,555
Non-current assets	923,591	921,556
Total assets	$1,263,078	$1,076,111
Liabilities and members’ equity:
Current liabilities	$225,815	$131,926
Non-current liabilities	134,797	24,654
Total liabilities	360,612	156,580
Members’ equity	902,466	919,531
Total liabilities and members’ equity	$1,263,078	$1,076,111
The following is a summary of the operating results of Evolent LLC for the periods presented:

	Three Months Ended March 31,
	2017	2016
Revenue	$106,238	$49,449
Cost of revenue (exclusive of depreciation and amortization)	67,528	28,611
Gross profit	$38,710	$20,838

Net loss	$(23,150)	$(174,799)
The following is a summary of the consolidated financial position of Evolent Inc. as of the dates presented:

	As of
	March 31, 2017	December 31, 2016
Assets:
Current assets	$217,538	$264,966
Non-current assets	936,908	934,873
Total assets	$1,154,446	$1,199,839
Liabilities and shareholders' equity:
Current liabilities	$104,439	$131,941
Non-current liabilities	153,267	155,784
Total liabilities	257,706	287,725
Total shareholders' equity attributable to Evolent Health, Inc.	750,471	702,526
Non-controlling interests	146,269	209,588
Total liabilities and shareholders’ equity	$1,154,446	$1,199,839

The following is a summary of the consolidated operating results of Evolent Inc. for the periods presented:

	Three Months Ended March 31,
	2017	2016
Revenue	$106,238	$49,449
Cost of revenue (exclusive of depreciation and amortization)	67,528	28,611
Gross profit	$38,710	$20,838

Loss before income taxes and non-controlling interests	$(22,744)	$(174,799)
Net loss	$(23,149)	$(173,811)
Loss attributable to Evolent Health, Inc.	$(18,012)	$(122,740)
Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Evolent Inc. and Evolent LLC to continue to incur losses. The Company’s investments are evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of March 31, 2017, the Company believes that no impairment charge is necessary. For additional information on the fair value of the Company’s investment in the Evolent entities, see Note 3, “Fair value measurements.”
Note 7. Debt
On February 6, 2015, the Company obtained $675 million of senior secured credit facilities (“credit facilities”) under a credit agreement with a syndicate of lenders. The credit facilities were amended on October 30, 2015. The amended credit facilities consist of (a) a five-year senior secured term loan facility in the principal amount of $475 million (“term facility”) and (b) a five-year senior secured revolving credit facility (“revolving credit facility”) under which up to $200 million principal amount of borrowings and other credit extensions may be outstanding at any time. Amounts drawn under the term facility and revolving credit facilities bear interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate plus an initial margin of 2.25%, subject in each case to margin reductions based on the Company’s total leverage ratio from time to time. As of March 31, 2017, based on the Company's historical leverage ratio, the interest rate margin was 2.00% and the stated annual interest rate on outstanding borrowings was 2.99%.
As of March 31, 2017, there was $100.0 million outstanding under the revolving credit facility and $80.9 million available for future borrowings. As of March 31, 2017, $19.1 million of standby letters of credit had been issued under the revolving credit facility.
Long-term debt is summarized as follows (in thousands):

As of March 31, 2017
2.99% term facility due fiscal 2020 ($417,500 face value less unamortized discount of $2,354)	$415,146
Revolving credit facility	100,000
Less: Amounts due in next twelve months ($57,500 face value less unamortized discount of $946)	(56,554)
Total long-term debt	$458,592
The credit agreement contains customary representations and warranties, events of default and financial and other covenants, including covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company's compliance with the two financial covenants is measured as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of March 31, 2017.
Interest expense for the three months ended March 31, 2017 and 2016 was $4.5 million and $4.8 million, respectively, inclusive of $0.3 million and $0.3 million, respectively, of amortization of debt issuance costs, and $0.3 million and $0.6 million, respectively, of payments related to the interest rate swaps described below.
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
At hedge inception, the Company entered into interest rate swap arrangements with notional amounts totaling $287.5 million. The swap was structured to have a declining notional amount which matches the amortization schedule of the term facility. As of March 31, 2017, the principal amount hedged was $258.8 million. The interest rate swap agreements mature in February 2020 and have periodic interest settlements, both consistent with the terms of the Company's term facility. Under this agreement, the Company is entitled to receive a floating rate based on the 1-month London interbank offered rate and obligated to pay an average fixed rate of 1.282% on the outstanding notional amount. The Company has designated the interest rate swap as a cash flow hedge of the variability of interest payments under its term facility due to changes in the LIBOR benchmark interest rate. The difference between cash paid and received is recorded within interest expense on the consolidated statements of operations.
As of March 31, 2017 and 2016, the fair value of the interest rate swaps was an asset of $1.8 million and a liability of $3.6 million, respectively, and was recorded within Prepaid expenses and other current assets and other long-term liabilities, respectively, on the Company's consolidated balance sheets. For the three months ended March 31, 2017 and 2016, the change in fair value of the swaps, net of tax, was an increase of $0.6 million and a decrease of $2.4 million, respectively, and was reported as a component of accumulated other comprehensive income. For the three months ended March 31, 2017, hedge ineffectiveness recorded within the consolidated statements of operations was immaterial. There was no hedge ineffectiveness as of March 31, 2016. Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period in which the hedged item affects earnings.
If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss on the consolidated statements of operations for the applicable period.
Note 8. Stockholders’ equity
The Company is authorized to purchase up to $550 million of the Company's common stock in its cumulative share repurchase program. The Company did not repurchase any shares of its common stock in the three months ended March 31, 2017. The Company repurchased 937,030 shares of its common stock at a total cost of approximately $27.4 million in the three months ended March 31, 2016 pursuant to this share repurchase program. The total amount of common stock purchased from inception under the program through March 31, 2017 was 19,778,800 shares at a total cost of $513.5 million. All such repurchases have been made in the open market, and all repurchased shares have been retired as of March 31, 2017. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. As of March 31, 2017, the remaining authorized repurchase amount was $36.5 million.
Note 9. Stock-based compensation
Stock incentive plans
The Company issues awards, including stock options and restricted stock units ("RSUs") under the Company's 2009 Stock Incentive Plan (the "2009 Plan"). The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 10,535,000. As of March 31, 2017, there were 1,172,130 shares available for issuance under the 2009 Plan.
Performance-based RSU grant. On March 28, 2017, the Compensation Committee of the Board of Directors approved a grant of 106,870 RSUs under the 2009 Plan to certain executive officers of the Company. These awards are subject to performance conditions. Awards will vest based on the achievement of adjusted earnings per share targets during the performance periods, with all awards vesting if the highest performance levels are achieved, which extend through December 31, 2019. The Company has concluded that it is probable that all awards will vest at the highest level of performance. The awards are reflected in the table below.
Stock option activity. During the three months ended March 31, 2017 and 2016, participants exercised 168,078 and 233,030 options, respectively, for a total intrinsic value of $1.9 million and $3.4 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.

Royall inducement plan
During the three months ended March 31, 2017, the first vesting tranche of the Royall Inducement awards vested in full. A total of 175,050 nonqualified stock options and 14,570 RSUs vested. The RSUs had an intrinsic value of $0.7 million. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price on the NASDAQ Global Select Market at the vesting date. Of the RSUs vested, 5,500 shares were withheld to satisfy minimum employee tax withholding.
As of March 31, 2017, the Company expects that 70% to 99% of the performance targets will be achieved based on performance of the Royall programs and services through December 31, 2017, which would result in an additional vesting of 10% of the performance-based stock options and 10% of the performance-based RSUs eligible to vest, subject to forfeitures. The Company believes it is no longer probable that the January 2019 and January 2020 vesting tranches, representing 20% of the awards, will vest. As a result, $0.9 million in compensation expense related to these tranches was reversed in the three months ended March 31, 2017. The amount of stock-based compensation expense may increase or decrease over time based upon changes in expectations regarding whether the applicable performance conditions will be met. The actual amount of expense that the Company will recognize is based upon Royall's actual results. The option and RSU awards are reflected in the tables below.
The following table summarizes the changes in common stock options outstanding under the Company’s stock incentive plans during the three months ended March 31, 2017 and 2016:

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2015	2,013,325	$50.42	1,843,110	$41.73
Granted	319,900	28.20	978,668	28.20
Exercised	—	—	(233,030)	15.21
Forfeited	(80,370)	49.92	(22,195)	53.38
Outstanding, as of March 31, 2016	2,252,855	$47.28	2,566,553	$38.88

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2016	2,117,855	$47.11	2,525,178	$39.28
Granted	—	—	200,324	46.95
Exercised	—	—	(168,078)	33.83
Forfeited	(43,497)	51.18	(31,395)	40.80
Expired	—	—	—	—
Outstanding, as of March 31, 2017	2,074,358	$47.02	2,526,029	$40.24
Exercisable, as of March 31, 2017	521,822	$35.83	1,089,022	$42.14
The fair value of the service-based options, valued using a Black-Scholes model, granted during the three months ended March 31, 2017 was estimated at $16.80 per share on the date of grant using the following weighted average assumptions: risk-free interest rate of 2.0%; an expected term of approximately 5.0 years; expected volatility of 37.50%; and dividend yield of 0.0% over the expected life of the option.
During the three months ended March 31, 2017, 319,900 options with market conditions vested. No options with performance and/or market conditions vested during the three months ended March 31, 2016.

The following table summarizes the changes in RSUs granted under the Company’s stock incentive plans during the three months ended March 31, 2017 and 2016:

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2015	301,032	$39.10	839,613	$52.82
Granted	17,292	32.25	278,996	28.20
Forfeited	(19,598)	51.11	(20,172)	53.89
Vested	—	—	(34,771)	64.23
Non-vested, March 31, 2016	298,726	$37.91	1,063,666	$45.97

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2016	257,580	$35.34	968,084	$42.13
Granted	106,870	46.95	218,120	46.94
Forfeited	(29,359)	51.54	(25,513)	50.64
Vested	(14,570)	49.92	(31,400)	64.92
Non-vested, March 31, 2017	320,521	$37.06	1,129,291	$42.23
The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,258	$2,187
Member relations and marketing	1,146	1,114
General and administrative	3,307	3,681
Total costs and expenses	$5,711	$6,982
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of March 31, 2017, $56.0 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.8 years.
Note 10. Income taxes
The Company's effective tax rates were 27.4% and 35.3% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the current period tax rate was primarily due to the Company’s tax loss position combined with the new stock-based compensation guidance, see Note 2, "Recent accounting pronouncements", where differences between tax deductions generated and recognized compensation expense from stock option exercises and restricted stock vesting now flow through the Company's tax rate, and a change in the Company’s estimated Research and Development tax credit from $1.8 million to $3.5 million in the three months ended March 31, 2016 and 2017, respectively.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-

not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. The Company recognized an immaterial amount of interest in the consolidated statements of operations in the three months ended March 31, 2017 and March 31, 2016, respectively. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2014.
Note 11. Earnings per share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares and potentially dilutive common shares outstanding during the period. The number of potential common shares outstanding is determined in accordance with the treasury stock method. Certain potential common share equivalents were not included in the computation because their effect was anti-dilutive.
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	40,253	41,492
Effect of dilutive outstanding stock-based awards	788	381
Diluted weighted average common shares outstanding	41,041	41,873
In the three months ended March 31, 2017 and 2016, 1.2 million and 2.4 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.
As of March 31, 2017, the Company had 2.1 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions, or both, and therefore are treated as contingently issuable awards. As of March 31, 2016, the Company had 2.2 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions and were treated as contingently issuable awards. These awards are excluded from diluted earnings per share until the reporting period in which the necessary conditions are achieved. To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted earnings per share will be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. A total of 129,655 and 19,971 incremental shares related to contingently issuable awards were included within the diluted earnings per share calculations for the three months ended March 31, 2017 and 2016, respectively, as the related performance goals were met as of the balance sheet date.
Note 12. Supplemental cash flow
A summary of supplemental cash flow information for the three months ended March 31, 2017 and 2016 is presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash paid (received) for:
Income taxes	$6	$(245)
Interest	$3,687	$3,754

Non-cash activities:
Increase in estimated cost of construction of a building under a build-to-suit lease	$23,460	$4,906

Note 13. Related parties
In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members, and entered into a reseller licensing agreement with that company. As disclosed in Note 2, "Summary of significant accounting policies" of the Company's consolidated financial statements included in its 2016 Form 10-K filing, the relationship with the private company is considered to be a related party.
The Company paid $1.5 million and $1.2 million to the private company under its reseller agreement which is included in cost of services on the consolidated statement of operations for the three months ended March 31, 2017 and 2016, respectively.
Note 14. Costs of Exit or Disposal
During the three months ended March 31, 2017, the Company announced a restructuring plan. In connection with the restructuring plan, the Company is reducing its workforce as a part of a broader effort to more closely align operating expenses with its long-term strategic initiatives. Additionally, the Company is closing four offices and completing a gradual wind-down process, to be completed by the end of fiscal year 2017, for several products.
As a result of the restructuring plan, the Company incurred one-time severance and other employee benefit costs of $4.8 million recognized in general and administrative in the accompanying statements of operations. The Company expects to recognize approximately $4.5 million of additional one-time severance and other employee benefit costs through the remainder of the year ended December 31, 2017. The Company did not incur any material lease exit costs during the three months ended March 31, 2017 and does not have any material accruals recorded on the consolidated balance sheet as of March 31, 2017 related to the restructuring plan. The Company expects to recognize up to $11.0 million of one-time lease exit costs during the remainder of the year ended December 31, 2017. No exit or disposal costs were incurred in the three months ended March 31, 2016.
Note 15. Subsequent events
On May 1, 2017, the Company sold a portion of its interest in Evolent LLC. This transaction reduced the Company's ownership in Evolent LLC from 4.5% to 4.1%. Total cash received from the transaction was $6.2 million. The Company expects to recognize a gain on this sale and is currently evaluating the impact the sale will have on the recorded value of its investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.
This management’s discussion and analysis includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of such forward-looking words as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” and similar words and expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, or the “2016 Form 10-K.” We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
Executive Overview
We are a leading provider of insight-driven performance improvement solutions to the rapidly changing health care and education industries. Through our subscription-based membership programs, software, data-enabled services, and consulting capabilities, we leverage our intellectual capital to help our clients, which we refer to as our members, solve their most critical business problems. As of March 31, 2016, we served approximately 5,700 members.
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
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our revenue declined 3.1% in the three months ended March 31, 2017 over the three months ended March 31, 2016. Our adjusted contract value increased 1.5% to $756.2 million as of March 31, 2017 from $744.7 million as of March 31, 2016. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement, excluding the impact of the to-be-exited programs announced in conjunction with our restructuring plan on January 3, 2017. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.

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
Critical Accounting Policies
Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, or “GAAP,” require us to apply methodologies, estimates, and judgments that have a significant effect on the results we report in our financial statements. In our 2016 Form 10-K, we have discussed those material accounting policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our fiscal year ended December 31, 2016.
Non-GAAP Financial Presentation
This management’s discussion and analysis presents supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” These financial measures, which are considered “non-GAAP financial measures” under SEC rules, are referred to as adjusted revenue, adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of such measures, and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Results of Operations
The following tables show consolidated statements of operations data, including the amounts expressed as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
Revenue	$194,539	100.0%	$200,735	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	98,642	50.7%	95,949	47.8%
Member relations and marketing	32,855	16.9%	32,395	16.1%
General and administrative	39,088	20.1%	31,828	15.9%
Depreciation and amortization	22,334	11.5%	19,767	9.8%
Total costs and expenses	192,919	99.2%	179,939	89.6%
Operating income	1,620	0.8%	20,796	10.4%
Other expense:
Interest expense	(4,500)	(2.3)%	(4,821)	(2.4)%
Other income, net	233	0.1%	61	—%
Total other expense, net	(4,267)	(2.2)%	(4,760)	(2.4)%
(Loss) income before benefit (provision) for income taxes and gains (losses) from equity method investments	(2,647)	(1.4)%	16,036	8.0%
Benefit (provision) for income taxes	724	0.4%	(5,663)	(2.8)%
Gains (losses) from equity method investments	21,577	11.1%	(34)	—%
Net income	$19,654	10.1%	$10,339	5.2%
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income. Net income increased to $19.7 million in the three months ended March 31, 2017 from $10.3 million in the three months ended March 31, 2016. The increase in net income was primarily attributable to a $23.4 million post-tax gain recorded in the three months ended March 31, 2017 on the exchange of Evolent Health LLC B units and Evolent Inc. Class B shares for Evolent Inc. Class A common stock and immediate sale of such shares. The effect of gain was offset by the increases in operating expenses related to our previously announced restructuring plan.
Revenue. Total revenue decreased 3.1% to $194.5 million in the three months ended March 31, 2017 from $200.7 million in the three months ended March 31, 2016, while adjusted contract value increased 1.5% to $756.2 million as of March 31, 2017 from $744.7 million as of March 31, 2016. The decreases in the three months ended March 31, 2017 were primarily the impact of the discontinuation of several programs, announced in conjunction with restructuring plan on January 3, 2017, and lower health care technology sales at the end of 2016, primarily as a result of uncertainty about health care policy under the new administration.
Cost of services. Cost of services increased to $98.6 million in the three months ended March 31, 2017 from $95.9 million in the three months ended March 31, 2016. As a percentage of revenue, cost of services was 50.7% and 47.8% in the three months ended March 31, 2017 and March 31, 2016, respectively. The increase in cost of services was attributable to an increase in exited programs costs related to our restructuring plan. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities, which consisted of an increase of $0.4 million and a decrease of $1.1 million in the three months ended March 31, 2017 and 2016, respectively.
Member relations and marketing expense. Member relations and marketing expense increased to $32.9 million in the three months ended March 31, 2017 from $32.4 million in the three months ended March 31, 2016. The increase in member relations and marketing expense was primarily attributable to increases in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. As a percentage of revenue, member relations and marketing expense was 16.9% and 16.1% in the three months ended March 31, 2017 and 2016, respectively.
General and administrative expense. General and administrative expense increased to $39.1 million in the three months ended March 31, 2017 from $31.8 million in the three months ended March 31, 2016. The increase in general and administrative expense in the current period was primarily attributable to increases in severance and other personnel costs of

$6.7 million related to our restructuring plan. As a percentage of revenue, general and administrative expense increased to 20.1% in the three months ended March 31, 2017 from 15.9% in the three months ended March 31, 2016.
Depreciation and amortization expense. Depreciation and amortization expense increased to $22.3 million in the three months ended March 31, 2017 from $19.8 million in the three months ended March 31, 2016. As a percentage of revenue, depreciation and amortization expense was 11.5% and 9.8% in the three months ended March 31, 2017 and 2016, respectively. The increase in depreciation and amortization expense in the current period was primarily attributable to increased amortization expense from developed capitalized internal-use software and depreciation of improvements made to build-out new office space.
Interest expense. Interest expense decreased to $4.5 million for the three months ended March 31, 2017 from $4.8 million for the three months ended March 31, 2016. The decrease in interest expense was due to lower average debt balances as a result of scheduled principal payments under our term loan facility since the 2016 quarter.
Other expense, net. Other expense, net was $0.2 million in the three months ended March 31, 2017 compared to $0.1 million in the three months ended March 31, 2016. We recognized foreign exchange gains of $0.2 million and $0.1 million in the three months ended March 31, 2017 and 2016, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.
Benefit (provision) for income taxes. Our income tax benefit was $0.7 million for the three months ended March 31, 2017. Our provision for income taxes was $5.7 million for the three months ended March 31, 2016. Our effective tax rate for the three months ended March 31, 2017 was 27.4% compared to 35.3% for the three months ended March 31, 2016. The decrease in the current period tax rate was primarily due to our tax loss position combined with the new stock-based compensation guidance, see Note 2, "Recent accounting pronouncements", where differences between tax deductions generated and recognized compensation expense from stock option exercises and restricted stock vesting now flow through our tax rate, and a change in the our estimated Research and Development tax credit from $1.8 million to $3.5 million in the three months ended March 31, 2016 and 2017, respectively.
Deferred tax assets are reduced by a valuation allowance when, in our management’s opinion, it is more likely than not that some portion of the entire deferred tax asset will not be realized.  As of March 31, 2017, there was no change in the realizability of the deferred tax assets.
Gains (losses) from equity method investments. Gains and losses from our investments in Evolent LLC and Evolent Inc., net of tax, was a gain of $21.6 million in the three months ended March 31, 2017 and a loss of $34 thousand in the three months ended March 31, 2016. The primary driver for the gain in the current period was recognition of a post-tax gain of $23.4 million on the exchange of Evolent Health LLC B units and Evolent Inc. Class B shares for Evolent Inc. Class A common stock and immediate sale of such shares during the three months ended March 31, 2017. Total cash received from the transaction was $41.4 million. Our results for the three months ended March 31, 2016 included a $2.0 million dilution gain and a $0.2 million tax benefit for the tax effects of current year losses received from Evolent LLC, offset by our allocated share of losses of $2.2 million.
Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,258	$2,187
Member relations and marketing	1,146	1,114
General and administrative	3,307	3,681
Total costs and expenses	$5,711	$6,982
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of March 31, 2017, $56.0 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.8 years.

Restructuring. During the three months ended March 31, 2017, we approved a restructuring plan and a process to explore, review, and evaluate a range of potential strategic alternatives focused on maximizing shareholder value. In connection with our restructuring plan, we are reducing our workforce as a part of a broader effort to more closely align operating expenses with our long-term strategic initiatives and current macroeconomic business conditions. We anticipate that the reduction-in-force will affect approximately 220 employees and that it will be completed during fiscal year 2017. As of March 31, 2017, 112 positions have been eliminated. We will also be closing four offices and completing a gradual wind-down process of several healthcare products to be completed by the end of 2017.
As a result of these actions, we incurred salary, severance, and other employee benefit costs of $7.3 million, legal and consulting fees of $2.9 million, and other operating costs of $1.0 million during the three months ended March 31, 2017. These costs were recognized in cost of services, member relations and marketing, and general and administrative on the accompanying statements of operations in the amounts of $2.3 million, $0.3 million, and $8.6 million, respectively. No material lease exit costs were incurred during the three months ended March 31, 2017 and there are no material accruals recorded on the consolidated balance sheet as of March 31, 2017 related to the restructuring plan. We expect to recognize approximately $37.5 million of additional restructuring and strategic plan related costs during the remainder of fiscal year 2017. No restructuring or exit costs were incurred in the three months ended March 31, 2016.
Non-GAAP Financial Measures
The tables below present supplemental measures of our performance which we have derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We refer to these financial measures, which are considered “non-GAAP financial measures” under SEC rules, as adjusted revenue, adjusted EBITDA, adjusted net income, and non-GAAP earnings per diluted share.
Our management uses these non-GAAP financial measures, together with financial measures prepared in accordance with GAAP, to enhance understanding by investors of our core operating performance, as well as for internal forecasting purposes. Our management believes that providing information about these non-GAAP financial measures facilitates an assessment by our investors of our fundamental operating trends and addresses concerns of investors that various financing, acquisition-related, non-cash, and other effects included in GAAP measures may obscure such underlying trends. We believe that, by highlighting such trends relating to our underlying performance, our non-GAAP presentation helps our investors to make meaningful period-to-period comparisons of our results.
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
Adjusted Revenue
We adjust revenue to exclude the impact of exited programs. Our management believes that the adjustments for these items more closely correlate the reported financial measure with the ordinary and ongoing course of our operations.
Adjusted Net Income and Non-GAAP Earnings Per Diluted Share
We present adjusted net income and non-GAAP earnings per diluted share to provide investors with a meaningful, consistent comparison of our operating results and trends for the periods presented. Our management believes that these measures are also useful to investors by allowing investors to evaluate our operations using the same tools that management uses to evaluate our past performance and prospects for future performance. These two non-GAAP financial measures reflect adjustments based on the exclusion of the following items as well as adjustments for related income tax effects:

•
Losses (income) from exited programs: We have excluded income (loss) from exited programs. These include revenue and direct costs, including salary and benefits. We believe that the exclusion of such amounts allows investors to better understand out core continuing operations.

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

•
Build-to-suit land rent: We entered into a 16-year lease for our new corporate headquarters in December 2015, which is currently being constructed in Washington D.C. The lease has an anticipated start date of mid-2019. We have concluded that we are the deemed owner of the building (for accounting purposes only) during the construction period and that the lease qualifies for build-to-suit accounting. We recognize expense on a portion of future lease payments that are estimated to represent the underlying land lease. We exclude these costs for purposes of calculating non-GAAP measures because we believe these costs do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our operating performance in other periods.

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

•
Restructuring charges: We have excluded costs associated with our formal restructuring plan announced on January 3, 2017. These costs are primarily related to employee termination costs and benefits and costs to terminate leases. We exclude these restructuring costs for purposes of calculating non-GAAP measures because we believe that these historical costs do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our operating performance in other periods.

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
Adjusted net income and adjusted EBITDA. Adjusted net income increased 3.2% to $19.2 million for the three months ended March 31, 2017 from $18.6 million for the three months ended March 31, 2016, and adjusted EBITDA decreased 2.0% to $45.0 million for the three months ended March 31, 2017 from $45.9 million for the three months ended March 31, 2016. Adjusted EBITDA decreased slightly and adjusted net income remained consistent for the three month period compared to the prior year. This is attributable to lower health care technology sales at the end of 2016 as a result of uncertainty about health care policy under the new administration and increases in revenue and operating costs in our education business as a result of our continued investment in the business.

	Three Months Ended March 31,
	2017	2016
Revenue	$194,539	$200,735
Revenue from exited programs	482	5,278
Adjusted revenue	$194,057	$195,457

	Three Months Ended March 31,
	2017	2016
Net income	$19,654	$10,339
Loss (income) from exited programs	4,049	(988)
Depreciation and amortization	22,334	19,767
Depreciation and amortization from exited programs	(1,238)	(469)
(Gain) loss from equity method investments	(21,577)	34
(Benefit) provision for income taxes	(724)	5,663
Interest expense	4,500	4,821
Other expense, net	(233)	(61)
Fair value adjustments to acquisition-related earn-out liabilities	400	(1,070)
Build-to-suit land rent	931	876
Stock-based compensation expense	5,711	6,982
Restructuring charges	11,213	—
Adjusted EBITDA	$45,020	$45,894

	Three Months Ended March 31,
	2017	2016
Net income	$19,654	$10,339
Loss (income) from exited programs	4,049	(988)
(Gain) loss from equity method investments	(21,577)	34
Amortization of acquisition-related intangibles	6,807	7,038
Fair value adjustments to acquisition-related earn-out liabilities	400	(1,070)
Build-to-suit land rent	931	876
Stock-based compensation expense	5,711	6,982
Restructuring charges	11,213	—
Income tax effects and adjustments	(7,962)	(4,599)
Adjusted net income	$19,226	$18,612

	Three Months Ended March 31,
	2017	2016
Net income per diluted share	$0.48	$0.25
Loss (income) from exited programs	0.10	(0.02)
(Gain) loss from equity method investments	(0.53)	—
Amortization of acquisition-related intangibles	0.17	0.17
Fair value adjustments to acquisition-related earn-out liabilities	0.01	(0.03)
Build-to-suit land rent	0.02	0.02
Stock-based compensation expense	0.14	0.17
Restructuring charges	0.27	—
Income tax effects and adjustments	(0.19)	(0.12)
Non-GAAP adjusted earnings per diluted share	$0.47	$0.44
Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that operating cash flows and existing cash and cash equivalents will be sufficient to support our expected operating and capital expenditures, as well as debt service obligations, during at least the next 12 months.
Our cash and cash equivalents as of March 31, 2017 increased to $150.1 million from $91.2 million as of December 31, 2016. During the three months ended March 31, 2017, we received net cash proceeds of $41.4 million from the exchange of Evolent Health LLC B units and Evolent Inc. Class B shares for Evolent Inc. Class A common stock and immediate sale of such shares. We did not purchase shares of our common stock through our share repurchase program during the three months ended March 31, 2017. During the three months ended March 31, 2016, we expended $27.4 million in cash to purchase shares of our common stock through our share repurchase program.
Cash flows
Cash flows from operating activities. The combination of profitable operations and payment for services in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities increased to $28.7 million in the three months ended March 31, 2017 from net cash flows provided by operating activities of $27.2 million in the three months ended March 31, 2016. The increase in net cash flows provided by operating activities in the current period was primarily attributable to improved cash collections in the current period as compared to prior period. In addition, we had cash outflows of $10.1 million during the three months ended March 31, 2017 related to the restructuring plan.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows provided by investing activities was $32.7 million in the three months ended March 31, 2017 compared to net cash flows used in investing activities of $12.4 million in the three months ended March 31, 2016. The increase in net cash flows provided by investing activities during the current period was primarily attributable to cash received on the partial sale of our equity method investment $41.4 million, offset by payments of $8.7 million for capital expenditures. Investing activities during the three months ended March 31, 2016 consisted of payments of $1.9 million for acquisitions and capital expenditures of $10.5 million.
Cash flows from financing activities. We had net cash flows used in financing activities of $2.4 million and $34.2 million in the three months ended March 31, 2017 and 2016, respectively. Cash flows from financing activities during the three months ended March 31, 2017 consisted of $7.2 million of debt repayments, the withholding of $0.8 million of shares to satisfy the minimum employee tax withholding for vested RSUs, and the payment of $0.2 million of acquisition-related earn-out payments. These cash flows were offset in part by $5.7 million of proceeds from the issuance of common stock upon the exercise of stock options.
Financing activities during the three months ended March 31, 2016 primarily consisted of the repurchase of $27.4 million of shares under our stock repurchase program, $7.2 million of debt repayments, a $3.6 million acquisition-related earn-out payment, and the withholding of $0.4 million of shares to satisfy the minimum employee tax withholding for vested RSUs. These cash flows were offset in part by $3.0 million of proceeds from the issuance of common stock upon the exercise of stock options and $1.3 million in additional tax benefits related to stock-based compensation arrangements.

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
Term facility. The term loans are repayable in quarterly installments, which commenced with the quarter ended June 30, 2015, equal to a specified percentage of the aggregate principal amount drawn on the facility closing date, as follows: (a) 1.25% for each of the first eight full fiscal quarters following the facility closing date; (b) 2.50% for each of the ninth through twelfth full fiscal quarters following the facility closing date; and (c) 3.75% for each of the thirteenth through nineteenth full fiscal quarters following the facility closing date. As of March 31, 2017, $417.5 million was outstanding under the term facility.
Amounts drawn under the term facility generally bear interest, payable monthly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, or “LIBOR,” plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of March 31, 2017, based on our historical leverage ratio, the interest rate margin was 2.00%. For the three months ended March 31, 2017, borrowings under this facility accrued interest at a weighted average rate of 2.99%.
Revolving credit facility. As of March 31, 2017, under the revolving credit facility, $100 million of borrowings were outstanding, $19.1 million of standby letters of credit had been issued, and $80.9 million was available for future borrowings.
Amounts drawn under the revolving credit facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of March 31, 2017, based on our historical leverage ratio, the interest rate margin was 2.00%. For the three months ended March 31, 2017, borrowings under this facility accrued interest at a weighted average rate of 2.99%.
We are obligated to pay a commitment fee at an initial annual rate of 0.25%, subject to reduction based on our total leverage ratio from time to time, accruing on the average daily amount of available commitments under the revolving credit facility.
We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of our fiscal quarter, for a period consisting of our most recently completed four fiscal quarters. We were in compliance with these financial covenants as of March 31, 2017.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our 2016 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.
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
Interest rate risk. As of March 31, 2017, we had $417.5 million of outstanding borrowings under our term facility and $100.0 million of outstanding borrowings under our revolving credit facility. Amounts drawn under each facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of March 31, 2017, our outstanding borrowings accrued interest at an annual rate of 2.99%. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the facilities. A hypothetical 10% increase in LIBOR would increase our annual cash interest expense on our variable-rate debt by approximately $0.5 million.
We utilize three interest rate swaps to manage exposure to interest rates on a portion of the variable rate of our indebtedness. Our interest rate swaps are with major financial institutions and are not used for speculative or trading purposes. As of March 31, 2017, the outstanding notional amount on the interest rate swaps was $258.8 million. Our objective with respect to these interest rate swaps is to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We have designated our interest rate swaps as cash flow hedges, and changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss). Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We recorded the interest rate swaps at fair value, which amounted to an asset of $1.8 million as of March 31, 2017.
Foreign currency risk. Our international operations, which account for approximately 2.4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. We recognized foreign exchange gains of $0.2 million and $0.1 million in the three months ended March 31, 2017 and 2016, respectively, which are included in other expense, net in our consolidated statements of operations appearing elsewhere in this report. A hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our financial position as of March 31, 2017.

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
As previously disclosed under “Item 9A-Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, we concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to a material weakness in our internal control over financial reporting described below. Based on the previously disclosed material weakness which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the three months ended March 31, 2017, our disclosure controls and procedures were not effective. In light of the weakness in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures that have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting described below, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
The material weakness in our internal control over financial reporting, which is described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that continued to exist as of March 31, 2017 is as follows:

1.
With respect to the material weakness in the tax controls, although we have made control improvements, we have concluded that the material weakness has not been remediated as of March 31, 2017. Specifically, we have concluded that the internal controls over the tax accounts have not been designed or do not operate at a sufficient level of precision to prevent or detect and correct a material misstatement. The Company identified errors in current and prior periods in the tax accounts that resulted from control deficiencies in the tax process. These errors were not material to the affected financial statements. However, the Company concluded that these control deficiencies in aggregate represent a material weakness as there is a reasonable possibility the controls as currently operating would not prevent or detect and correct a material misstatement.

Management's Remediation Initiatives
We are making progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time to ensure that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned certain personnel to implement and monitor our short-term and long-term remediation plans and other personnel to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weakness.
Our initiatives, summarized below, are intended to remediate our material weaknesses and to continue to enhance our internal control over financial reporting.

1.
With respect to the material weakness in the tax controls, we have made control improvements, including expanded procedures over completeness and accuracy of data utilized in our tax provision and enhanced documentation of management review controls. The Company also plans to add resources with additional experience and technical capability to provide effective oversight of our tax function.

(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses related to our internal control over financial reporting, as described above. However, our remediation efforts were not complete as of March 31, 2017. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
As discussed in this report, our actual results could differ materially from the expected results expressed or implied in our forward-looking statements. There have been no material changes in our risk factors from those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The risks described in that report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 6.	Exhibits.
(a) Exhibits. The Company files herewith or incorporates by reference herein the exhibits identified below. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K under Commission File No. 000-33283.

3.2.1
Amendment to Amended and Restated Bylaws of the Company adopted March 13, 2017. Incorporated by reference to Exhibit 3.2.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

3.2.2	Amended and Restated Bylaws of the Company as in effect on March 13, 2017. Incorporated by reference to Exhibit 3.2.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.38*
The Advisory Board Company Senior Management Severance and Change of Control Plan. Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016, (v) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, and (v) Notes to Unaudited Consolidated Financial Statements

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date: May 9, 2017	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.2.1
Amendment to Amended and Restated Bylaws of the Company adopted March 13, 2017. Incorporated by reference to Exhibit 3.2.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

3.2.2	Amended and Restated Bylaws of the Company as in effect on March 13, 2017. Incorporated by reference to Exhibit 3.2.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.38*
The Advisory Board Company Senior Management Severance and Change of Control Plan. Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016, (v) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, and (v) Notes to Unaudited Consolidated Financial Statements

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.