Form 10-Q
period 2017-06-30
ADVISORY BOARD CO
filed 2017-08-09
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
As of August 1, 2017, the registrant had outstanding 40,685,446 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,033	$91,151
Membership fees receivable, net	574,442	605,517
Prepaid expenses and other current assets	22,251	18,965
Total current assets	740,726	715,633
Construction in progress	97,966	63,368
Property and equipment, net	155,020	171,281
Intangible assets, net	244,907	255,053
Deferred incentive compensation and other charges	59,432	72,178
Goodwill	737,023	739,507
Equity method investments	10,180	19,858
Total assets	$2,045,254	$2,036,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$545,275	$564,237
Accounts payable and accrued liabilities	71,480	67,702
Accrued incentive compensation	18,469	25,521
Debt, current	63,764	49,347
Total current liabilities	698,988	706,807
Deferred revenue, net of current portion	135,628	170,357
Deferred income taxes	88,310	89,013
Debt, net of current portion	437,251	472,739
Financing obligation	97,966	63,368
Other long-term liabilities	21,038	17,550
Total liabilities	1,479,181	1,519,834
Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 40,650,932 and 40,192,980 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	406	402
Additional paid-in capital	797,328	782,399
Accumulated deficit	(232,563)	(266,218)
Accumulated other comprehensive income	902	461
Total stockholders’ equity	566,073	517,044
Total liabilities and stockholders’ equity	$2,045,254	$2,036,878

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$200,299	$198,382	$394,838	$399,117
Costs and expenses:
Cost of services, excluding depreciation and amortization	101,788	96,440	200,430	192,389
Member relations and marketing	33,241	32,718	66,096	65,113
General and administrative	44,475	32,219	83,563	64,047
Depreciation and amortization	21,645	18,917	43,979	38,684
Operating (loss) income	(850)	18,088	770	38,884
Other expense:
Interest expense	(4,730)	(4,389)	(9,230)	(9,210)
Other (expense) income, net	(90)	(923)	143	(862)
Total other expense, net	(4,820)	(5,312)	(9,087)	(10,072)
(Loss) income before benefit (provision) for income taxes and gains (losses) from equity method investments	(5,670)	12,776	(8,317)	28,812
Benefit (provision) for income taxes	2,681	(4,870)	3,405	(10,533)
Gains (losses) from equity method investments	17,736	(411)	39,313	(445)
Net income	$14,747	$7,495	$34,401	$17,834
Earnings per share
Net income per share—basic	$0.36	$0.19	$0.85	$0.44
Net income per share—diluted	$0.36	$0.18	$0.83	$0.43
Weighted average number of shares outstanding:
Basic	40,586	40,365	40,421	40,928
Diluted	41,460	40,570	41,252	41,222
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$14,747	$7,495	$34,401	$17,834
Other comprehensive (loss) income:
Net unrealized (loss) gain on cash flow hedges, net of income tax (benefit) expense of $(104) and $(392) for the three months ended June 30, 2017 and 2016, respectively; and $207 and $(1,960) for the six months ended June 30, 2017 and 2016, respectively	(126)	(433)	441	(2,870)
Comprehensive income	$14,621	$7,062	$34,842	$14,964
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$34,401	$17,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,979	38,684
Amortization of debt issuance costs	561	566
Deferred income taxes	4,794	(881)
Excess tax benefit from stock-based awards	(288)	(633)
Stock-based compensation expense	11,325	14,947
Gain on partial sale of equity method investment	(42,312)	—
Losses from equity method investments	2,999	445
Changes in operating assets and liabilities (net of the effect of acquisitions):
Membership fees receivable	31,074	4,948
Prepaid expenses and other current assets	(3,247)	7,370
Deferred incentive compensation and other charges	13,290	11,408
Deferred revenue	(53,691)	(35,056)
Accounts payable and accrued liabilities	(20,089)	(10,738)
Acquisition-related earn-out payments	(196)	(1,432)
Accrued incentive compensation	(7,053)	(24,408)
Other long-term liabilities	2,388	27
Net cash provided by operating activities	17,935	23,081
Cash flows from investing activities:
Purchases of property and equipment	(16,287)	(19,877)
Capitalized external-use software development costs	(1,285)	(1,608)
Cash paid for acquisitions	—	(1,900)
Cash received from partial sale of equity method investment	71,871	—
Net cash provided by (used in) investing activities	54,299	(23,385)
Cash flows from financing activities:
Proceeds from debt	—	17,000
Pay down of debt	(21,562)	(14,375)
Proceeds from issuance of common stock from exercise of stock options	7,389	3,100
Withholding of shares to satisfy employee tax withholding on stock-based compensation	(5,173)	(3,432)
Proceeds from issuance of common stock under employee stock purchase plan	180	256
Acquisition-related earn-out payments	(186)	(3,600)
Excess tax benefits from stock-based awards	—	633
Purchases of treasury stock	—	(53,616)
Net cash used in financing activities	(19,352)	(54,034)
Net increase (decrease) in cash and cash equivalents	52,882	(54,338)
Cash and cash equivalents, beginning of period	91,151	71,825
Cash and cash equivalents, end of period	$144,033	$17,487

The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business description and basis of presentation
The Advisory Board Company (individually and collectively with its subsidiaries, the “Company”) provides best practices research and insight, technology, data-enabled services, and consulting services through discrete programs to hospitals, health systems, independent medical groups, pharmaceutical and biotechnology companies, health care insurers, medical device companies, and colleges, universities, and other health care-focused organizations and educational institutions. Members of each subscription-based membership program are typically charged a separate fixed annual fee and have access to an integrated set of services that may include best practices research studies, executive education, proprietary content databases and online tools, daily online executive briefings, original executive inquiry services, cloud-based software applications, data-enabled services, and consulting and management services.
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
The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company uses the equity method to account for equity investments in instances in which it owns common stock and has the ability to exercise significant influence, but not control, over the investee and for all investments in partnerships or limited liability companies where the investee maintains separate capital accounts for each investor. All significant intercompany transactions and balances have been eliminated. Certain items in the prior period financial statements have been reclassified for comparative purposes to conform to the current period presentation.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2016 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and six months ended June 30, 2017 may not be indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2017, or any other period.

Note 2. Recent accounting pronouncements
Recently adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued accounting guidance relating to stock-based compensation. The guidance simplifies various aspects of the accounting for share-based payments. The amendments impact net income, earnings per share, and the statement of cash flows. The guidance is effective for annual reporting and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of January 1, 2017 using a modified retrospective approach, which requires the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. In connection with the adoption of this guidance, the Company elected to no longer calculate an estimate of expected forfeitures and began recognizing forfeitures as they occurred, which resulted in a cumulative-effect net decrease of $0.7 million to retained earnings with an offset of $1.2 million to additional paid-in capital and an increase of $0.5 million in deferred tax assets. Upon adoption, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the consolidated statements of operations. In addition, excess tax benefits are no longer presented within cash flows from financing activities but instead are presented in cash flows from operating activities in the consolidated statements of cash flows. Prior to adoption, the excess tax benefits and tax deficiencies were recorded to additional paid-in capital and excess tax benefits were not recorded until they were able to be utilized.
Recently issued
In May 2014, the FASB issued accounting guidance related to revenue recognition. The new standard supersedes most of the existing revenue recognition guidance under GAAP, and requires revenue to be recognized when goods or services are transferred to a customer in an amount that reflects the consideration a company expects to receive. The new standard may require more judgment and estimates relating to the recognition of revenue, which could result in additional disclosures to the financial statements. The new standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date of December 31, 2016. Early application prior to the original effective date is not permitted. The Company will adopt the standard on January 1, 2018 using the modified retrospective approach. While the potential impacts of the new standard are still being assessed, the Company currently believes the new standard will affect the Company's accounting for contract acquisition costs and arrangements that include variable consideration. The Company is currently evaluating the effect that the standard will have on its remaining revenue. The Company continues to update its assessment of the impact of the standard and related updates to the consolidated financial statements, and will disclose material impacts when known.
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
In February 2016, the FASB issued accounting guidance related to leases. The guidance requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. The new guidance also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The guidance is effective for annual reporting and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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

In January 2017, the FASB issued accounting guidance simplifying the test of goodwill impairment. The guidance eliminates Step 2 of the goodwill impairment test, which calculates the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will be required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e. Step 1). The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
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
In May 2017, the FASB issued accounting guidance related to changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in Topic 718. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
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
Cash and cash equivalents. This class of financial assets includes all cash and liquid investments with an original maturity of three months or less from the date acquired. The carrying amount approximates fair value because of the short maturity of these instruments. Cash equivalents also consist of money market funds with fair values based on quoted market prices. The Company’s cash and cash equivalents are held at major commercial banks.
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

Measurements
The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity, such as discounted cash flow methodologies. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. It is the Company's policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period. There have been no such transfers during any of the periods presented.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the related classifications are as follows (in thousands):

(in thousands)	Fair value as of June 30,	Fair value measurement as of June 30, 2017 using fair value hierarchy
	2017	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$144,033	$144,033	$—	$—
Interest rate swaps (2)	1,589	—	1,589	—
Financial liabilities
Contingent earn-out liabilities (3)	1,235	—	—	1,235

	Fair value as of December 31,	Fair value measurement as of December 31, 2016 using fair value hierarchy
	2016	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$91,151	$91,151	$—	$—
Interest rate swaps (2)	1,044	—	1,044	—
Financial liabilities
Contingent earn-out liabilities (3)	1,164	—	—	1,164
—————————————

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using market standard models with observable inputs.

(3)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Contingent earn-out liabilities
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of Clinovations, LLC (“Clinovations”) in November 2014 was $4.5 million as of the date of acquisition. The Clinovations earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation periods, which will end on December 31, 2017 with payments extending through April 2018. As of June 30, 2017, 62,269 shares have been issued to pay a portion of the earn-out liability under the terms of the acquisition agreement. The maximum payout of the earn-out liability is $9.5 million, while the minimum payment is $0. Based on the results of Clinovations’ operating results, the fair value of the remaining contingent obligation for Clinovations as of June 30, 2017 was estimated at $0.9 million.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) in December 2014 was $3.6 million as of the date of acquisition. The Company paid $4.0 million during the six months ended June 30, 2016 in satisfaction of its remaining obligation.

The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) in December 2009. The Company paid $1.0 million during the six months ended June 30, 2016 in satisfaction of its remaining obligation.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes.
The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$1,185	$1,505	$1,164	$7,250
Addition due to acquisition	—	—	—	357
Fair value change in Clinovations contingent earn-out liability (1)	36	1,750	275	680
Fair value change in other contingent earn-out liabilities (1)	14	25	178	25
Southwind earn-out payments	—	—	—	(1,032)
Other earn-out payments	—	—	(382)	—
GradesFirst earn-out payments	—	—	—	(4,000)
Ending balance	$1,235	$3,280	$1,235	$3,280
—————————————

(1)	Amounts were recognized in cost of services on the consolidated statements of operations.
Financial instruments not recorded at fair value on a recurring basis
Equity method investments. The Company's equity method investments represent the Company's ownership interest in Evolent Health, Inc. and its subsidiary, Evolent Health LLC. The fair value of the Company's ownership interest in Evolent Health, Inc. and its subsidiary prior to any discount was $149.6 million as of June 30, 2017 based on the closing price of the Class A common stock of Evolent Health, Inc. on that date as reported on the New York Stock Exchange. For further information, see Note 6, "Equity method investments." The fair value of the Company's equity method investments is measured quarterly for disclosure purposes. The Company's equity method investments are recorded at fair value only if an impairment charge is recognized.
Credit facilities. The Company estimates that the fair value of its credit facilities was $507.6 million as of June 30, 2017. The fair value was determined based on discounting the future expected variable cash payments over the life of the loan. The variable interest rates used in the calculation are based on observable market interest rates. The credit facilities would be classified as Level 2 within the fair value hierarchy if they were measured at fair value.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis, but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (such as when there is evidence of impairment). During the six months ended June 30, 2017 and 2016, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
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
The acquired developed technology, which includes acquired software, databases, and analytics, is classified as software within property and equipment because the developed software application, database, or analytic resides on the Company’s or its service providers’ hardware. Amortization of acquired developed technology is included in depreciation and amortization on the Company’s consolidated statements of operations. Developed technology obtained through acquisitions is amortized using the straight-line method over the estimated useful life used in determining the fair value of the assets at acquisition. As of June 30, 2017, the weighted average useful life of existing acquired developed technology was approximately eight years. The amount of acquired developed technology amortization included in depreciation and amortization for the three months ended June 30, 2017 and 2016 was approximately $2.6 million and $2.3 million, respectively. The amount of acquired developed technology amortization included in depreciation and amortization for the six months ended June 30, 2017 and 2016 was approximately $4.7 million and $4.6 million, respectively.
Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment, net for the periods presented. The amount of depreciation expense recognized with respect to furniture, fixtures, and equipment during the three months ended June 30, 2017 and 2016 was $5.1 million and $5.4 million, respectively. The amount of depreciation expense recognized with respect to furniture, fixtures, and equipment during the six months ended June 30, 2017 and 2016 was $10.9 million and $10.8 million, respectively.
Internally developed capitalized software related to the Company's hosted software is classified as software within property and equipment and has an estimated useful life of five years. As of June 30, 2017 and December 31, 2016, the carrying value of internally developed capitalized software was $74.1 million and $75.2 million, respectively. Amortization expense for internally developed capitalized software for the three months ended June 30, 2017 and 2016 recorded in depreciation and amortization on the consolidated statements of operations was approximately $7.0 million and $5.5 million, respectively. Amortization expense for internally developed capitalized software for the six months ended June 30, 2017 and 2016 recorded in depreciation and amortization on the consolidated statements of operations was approximately $13.8 million and $11.9 million, respectively.
Property and equipment consists of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Leasehold improvements	$69,709	$69,465
Furniture, fixtures, and equipment	70,463	70,362
Software	244,839	231,952
Property and equipment, gross	385,011	371,779
Accumulated depreciation and amortization	(229,991)	(200,498)
Property and equipment, net	$155,020	$171,281
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company recognized a $0.7 million loss on the disposal of property and equipment during the three months ended June 30, 2017 related to the announced restructuring plan. For further information regarding the restructuring plan, see Note 14, "Costs of exit or disposal." There was no material impairment loss recognized on long-lived assets during the three and six months ended June 30, 2017 and 2016, respectively.
Construction in progress. In December 2015, the Company entered into a lease for its new corporate headquarters, which is currently being constructed in Washington D.C. The lease has an anticipated start date of mid-2019, with a 16-year initial term and $446.1 million of lease payments. The Company has concluded that it is the deemed owner of the building (for accounting purposes only) during the construction period and that the lease qualifies for build-to-suit accounting. Accordingly, the Company has recorded a construction-in-progress asset, net of $98.0 million for which there is a corresponding construction financing obligation of $98.0 million recorded in the consolidated balance sheet as of June 30, 2017. The Company will continue to increase the construction-in-progress asset and corresponding long-term liability as additional building costs are incurred by the landlord during the construction period. Upon completion of the construction, the Company will evaluate whether this arrangement meets the criteria for sale-leaseback accounting treatment.

Note 5. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles, as well as internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the six months ended June 30, 2017 or 2016, respectively. There was no impairment of goodwill recorded in the six months ended June 30, 2017 or 2016, respectively.
The following illustrates the change in the goodwill balance for the six months ended June 30, 2017 (in thousands):

Balance as of December 31, 2016	$739,507
Acquisitions	—
Adjustment related to Royall acquisition (1)	(2,484)
Balance as of June 30, 2017	$737,023
—————————————

(1)	Represents an immaterial adjustment to the blended state tax rate used in the purchase price allocation resulting in a reduction to deferred tax liabilities and a reduction of goodwill.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 2 years to 17 years. As of June 30, 2017, the weighted average remaining useful life of acquired intangibles was approximately 12.9 years. As of June 30, 2017, the weighted average remaining useful life of internally developed intangibles was approximately 3.0 years.
The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of June 30, 2017			As of December 31, 2016
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed software for sale:
Capitalized software	5.0	$21,318	$(11,735)	$9,583	$20,034	$(9,998)	$10,036
Acquired intangibles:
Developed software	5.2	9,450	(8,825)	625	9,450	(8,575)	875
Customer relationships	16.2	277,710	(51,628)	226,082	277,710	(42,978)	234,732
Trademarks	8.6	14,900	(6,507)	8,393	14,900	(5,923)	8,977
Customer contracts	4.7	6,449	(6,225)	224	6,449	(6,016)	433
Total intangibles		$329,827	$(84,920)	$244,907	$328,543	$(73,490)	$255,053

Amortization expense for intangible assets for the three months ended June 30, 2017 and 2016, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $5.7 million. Amortization expense for intangible assets for the six months ended June 30, 2017 and 2016, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $11.4 million. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for the remaining six months of the fiscal year ending December 31, 2017, for each of the following fiscal years ending December 31, 2018 through 2021, and thereafter: $11.3 million, $21.8 million, $20.2 million, $18.9 million, and $17.9 million, respectively, and $154.8 million thereafter.

Note 6. Equity method investments
As of June 30, 2017, the Company held a 2.6% equity interest in Evolent Health LLC (“Evolent LLC”) and a 6.3% equity ownership interest in Evolent Health, Inc. (“Evolent Inc.”), which had no material operations outside of its 96.1% ownership interest in Evolent LLC. These investments are accounted for under the equity method, with the Company’s proportionate share of the investees’ losses recognized in the consolidated statements of operations. The Company has the right to designate two individuals to Evolent Inc.'s board of directors, who were the Company’s Chief Financial Officer and an unaffiliated designee of the Company as of June 30, 2017.
Evolent Inc.
During the three months ended June 30, 2017, the Company recognized in the consolidated statements of operations its proportionate share of the losses of Evolent Inc. of $1.0 million. During the three months ended June 30, 2016, the Company's proportionate share of the losses of Evolent Inc. was $1.2 million. The Company recorded $0.3 million of these losses against the remaining carrying amount of its investment at June 30, 2016. The remaining losses were not recorded as they exceeded the Company's investment balance.

During the six months ended June 30, 2017, the Company recognized in the consolidated statements of operations its proportionate share of the losses of Evolent Inc. of $2.3 million. During the six months ended June 30, 2016, the Company's proportionate shares of the losses of Evolent Inc. was $2.0 million, of which $1.1 million was recognized in the consolidated statements of operations, offset by a $1.1 million dilution gain.
The carrying balance of the Company’s investment in Evolent Inc. was $8.0 million and $10.3 million as of June 30, 2017 and December 31, 2016, respectively. The Company had no unrecorded losses related to its investment in Evolent Inc. as of June 30, 2017.
Evolent LLC
During the three and six months ended June 30, 2017, the Company received total cash of $30.5 million and $71.9 million, respectively, from the sale in one transaction in three months ended March 31, 2017 and two transactions in the three months ended June 30, 2017 of shares of Evolent Inc. Class A common stock which the Company received in exchange, on a one-for-one basis, for Evolent LLC Class B common units and shares of Evolent Inc. Class B common stock. The transactions resulted in post-tax gains of $18.9 million and $42.3 million for the three and six months ended June 30, 2017, respectively.
The Company's proportionate share of the losses of Evolent LLC was $0.8 million during the three months ended June 30, 2017. During the three months ended June 30, 2016, the Company's proportionate share of the losses of Evolent LLC was $1.0 million. The Company recorded $0.2 million of these losses against the remaining carrying amount of its investment at June 30, 2016. The remaining losses were not recorded as they exceeded the Company's investment balance. The Company's proportionate share of the losses of Evolent LLC was $2.4 million during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company's proportionate share of the losses of Evolent LLC was $2.5 million, of which $1.6 million was recognized in the consolidated statements of operations, offset by a $0.9 million dilution gain. The remaining losses were not recorded as they exceeded the Company's investment balance.
The carrying balance of the Company’s investment in Evolent LLC was $2.2 million and $9.6 million as of June 30, 2017 and December 31, 2016, respectively. The Company had no unrecorded losses related to its investment in Evolent LLC as of June 30, 2017.
At the time of Evolent Inc.'s initial public offering and related reorganization, the Company carried over its basis in the investment, resulting in a significant difference between its basis and its proportionate share in the equity of Evolent Inc. As of June 30, 2017, the basis difference totaled $43.0 million and will decrease over time through amortization and upon any sale or dilutive transactions. Evolent Inc. gained control of Evolent LLC in the transaction and applied purchase and push down accounting. The Company has excluded the effects of this accounting in its determination of the equity in Evolent LLC losses, thereby reducing its share of losses from Evolent LLC for the affected periods.
Because of Evolent LLC's treatment as a partnership for federal income tax purposes, the losses of Evolent LLC pass through to the Company and the other members. The Company's proportionate share of the losses of Evolent LLC is recorded net of the estimated tax benefit the Company believes will be realized from the equity in loss of equity method investments on the consolidated statements of operations. Historically, the Company had provided a full valuation allowance against the deferred tax asset resulting from these benefits. In the three and six months ended June 30, 2016, tax benefits of $0.1 million and $0.3 million, respectively, were recorded for the tax effects of the current year losses received from Evolent LLC. The provision for income taxes from gains (losses) from equity method investments for the three months ended June 30, 2017 was $9.2 million, representing an effective tax rate of 34.2%. Tax expense of $9.8 million was recorded for the tax effect of the current period gain on sale of shares in Evolent LLC, offset by a $0.6 million tax benefit for the allocated share of losses from Evolent LLC and Evolent, Inc. The provision for income taxes from gains (losses) from equity method investments for the six months ended June 30, 2017 was $22.9 million, representing an effective tax rate of 36.8%. Tax expense of $24.6 million was recorded for the tax effect of the current period gain on sale of shares in Evolent LLC, offset by a $1.7 million tax benefit for the allocated share of losses from Evolent LLC and Evolent, Inc.
The gains (losses) from equity method investments on the consolidated statement of operations for the combined Evolent entities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dilution gain	$—	$—	$—	$2,026
Gain on partial sale of investment	28,736	—	66,853	—
Allocated share of losses	(1,763)	(511)	(4,661)	(2,732)
Tax (expense) benefit	(9,237)	100	(22,879)	261
Gains (losses) from equity method investments	$17,736	$(411)	$39,313	$(445)
In connection with Evolent Inc.'s initial public offering and the related reorganization, the Company and certain investors in Evolent LLC entered into a tax receivables agreement with Evolent Inc. Under the terms of that agreement, Evolent Inc. will make cash payments to the Company and certain investors in amounts equal to 85% of Evolent Inc.'s actual tax benefit realized from various tax attributes related to activity before the initial public offering. Interest will be included on the tax savings at the applicable London interbank offered rate plus 100 basis points. The tax receivables agreement will generally apply to Evolent Inc.'s taxable years up to and including the 15th anniversary date of the transaction. As of June 30, 2017, the Company had not received any payments pursuant to the tax receivables agreement. As the amount the Company will receive pursuant to the tax receivables agreement is unknown, the Company will recognize payments, if any, associated with this agreement when such payments are received.
The following is a summary of the financial position of Evolent LLC as of the dates presented (in thousands):

	As of
	June 30, 2017	December 31, 2016
Assets:
Current assets	$319,180	$154,555
Non-current assets	930,407	921,556
Total assets	$1,249,587	$1,076,111
Liabilities and members’ equity:
Current liabilities	$224,432	$131,926
Non-current liabilities	130,960	24,654
Total liabilities	355,392	156,580
Members’ equity	894,195	919,531
Total liabilities and members’ equity	$1,249,587	$1,076,111
The following is a summary of the operating results of Evolent LLC for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$107,071	$56,517	$213,309	$105,967
Cost of revenue (exclusive of depreciation and amortization)	67,993	32,779	135,521	61,390
Gross profit	$39,078	$23,738	$77,788	$44,577

Net loss	$(20,298)	$(12,371)	$(43,016)	$(187,170)

The following is a summary of the consolidated financial position of Evolent Inc. as of the dates presented (in thousands):

	As of
	June 30, 2017	December 31, 2016
Assets:
Current assets	$192,620	$264,966
Non-current assets	945,732	934,873
Total assets	$1,138,352	$1,199,839
Liabilities and shareholders' equity:
Current liabilities	$101,760	$131,941
Non-current liabilities	142,143	155,784
Total liabilities	243,903	287,725
Total shareholders' equity attributable to Evolent Health, Inc.	859,769	702,526
Non-controlling interests	34,680	209,588
Total liabilities and shareholders’ equity	$1,138,352	$1,199,839
The following is a summary of the consolidated operating results of Evolent Inc. for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$107,071	$56,518	$213,310	$105,967
Cost of revenue (exclusive of depreciation and amortization)	67,994	32,779	135,523	61,390
Gross profit	$39,077	$23,739	$77,787	$44,577

Loss before income taxes and non-controlling interests	$(20,398)	$(12,370)	$(43,143)	$(187,169)
Net loss	$(19,698)	$(11,999)	$(42,848)	$(185,810)
Loss attributable to Evolent Health, Inc.	$(16,905)	$(8,387)	$(34,918)	$(131,127)
Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Evolent Inc. and Evolent LLC to continue to incur losses. The Company’s investments are evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of June 30, 2017, the Company believes that no impairment charge is necessary. For additional information on the fair value of the Company’s investment in the Evolent entities, see Note 3, “Fair value measurements.”
Note 7. Debt
The Company's credit facilities consist of (a) a five-year senior secured term loan facility in the principal amount of $475 million (“term facility”) and (b) a five-year senior secured revolving credit facility (“revolving credit facility”) under which up to $200 million principal amount of borrowings and other credit extensions may be outstanding at any time. Amounts drawn under the term facility and revolving credit facilities bear interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate ("LIBOR") plus an initial margin of 2.25%, subject in each case to margin reductions based on the Company’s total leverage ratio from time to time. As of June 30, 2017, based on the Company's historical leverage ratio, the interest rate margin was 2.00% and the stated annual interest rate on outstanding borrowings was 3.23%.
As of June 30, 2017, there was $100.0 million outstanding under the revolving credit facility and $80.9 million available for future borrowings. As of June 30, 2017, $19.1 million of standby letters of credit had been issued under the revolving credit facility.

Long-term debt is summarized as follows (in thousands):

As of June 30, 2017
3.23% term facility due fiscal 2020 ($403,125 face value less unamortized discount of $2,110)	$401,015
Revolving credit facility	100,000
Less: Amounts due in next twelve months ($64,688 face value less unamortized discount of $924)	(63,764)
Total long-term debt	$437,251
The credit agreement contains customary representations and warranties, events of default and financial and other covenants, including covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company's compliance with the two financial covenants is measured as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of June 30, 2017.
Interest expense for the three months ended June 30, 2017 and 2016 was $4.7 million and $4.4 million, respectively, inclusive of $0.3 million and $0.3 million, respectively, of amortization of debt issuance costs, and $0.2 million and $0.6 million, respectively, of payments related to the interest rate swaps described below. Interest expense for the six months ended June 30, 2017 and 2016 was $9.2 million and $9.2 million, respectively, inclusive of $0.6 million and $0.6 million, respectively, of amortization of debt issuance costs, and $0.5 million and $1.2 million, respectively, of payments related to the interest rate swaps described below.
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
At hedge inception, the Company entered into interest rate swap arrangements with notional amounts totaling $287.5 million. The swap was structured to have a declining notional amount which matches the amortization schedule of the term facility. As of June 30, 2017, the principal amount hedged was $251.6 million. The interest rate swap agreements mature in February 2020 and have periodic interest settlements, both consistent with the terms of the Company's term facility. Under this agreement, the Company is entitled to receive a floating rate based on the 1-month LIBOR and obligated to pay an average fixed rate of 1.282% on the outstanding notional amount. The Company has designated the interest rate swap as a cash flow hedge of the variability of interest payments under its term facility due to changes in the LIBOR benchmark interest rate. The difference between cash paid and received is recorded within interest expense on the consolidated statements of operations.
As of June 30, 2017 and 2016, the fair value of the interest rate swaps was an asset of $1.6 million and a liability of $4.8 million, respectively, and was recorded within prepaid expenses and other current assets and other long-term liabilities, respectively, on the Company's consolidated balance sheets. For the three months ended June 30, 2017 and 2016, the change in fair value of the swaps, net of tax, was a decrease of $0.1 million and $0.4 million, respectively, and was reported as a component of accumulated other comprehensive income on the consolidated statement of operations. For the six months ended June 30, 2017 and 2016, the change in fair value of the swaps, net of tax, was an increase of $0.4 million and a decrease of $2.9 million, respectively. For the three months and six months ended June 30, 2017 and 2016, there was no material hedge ineffectiveness recorded within the consolidated statements of operations. Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period in which the hedged item affects earnings.
If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss on the consolidated statements of operations for the applicable period.

Note 8. Stockholders’ equity
The Company is authorized to purchase up to $550 million of the Company's common stock in its cumulative share repurchase program. The Company did not repurchase any shares of its common stock in the three and six months ended June 30, 2017. The Company repurchased 803,217 and 1,740,247 shares of its common stock at a total cost of approximately $26.2 million and $53.6 million, respectively, in the three and six months ended June 30, 2016, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program through June 30, 2017 was 19,778,800 shares at a total cost of $513.5 million. All such repurchases have been made in the open market, and all repurchased shares have been retired as of June 30, 2017. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. As of June 30, 2017, the remaining authorized repurchase amount was $36.5 million.
Note 9. Stock-based compensation
Stock incentive plans
The Company issues awards, including stock options and restricted stock units ("RSUs"), under the Company's 2009 Stock Incentive Plan (the "2009 Plan"). On May 31, 2017, the Company's stockholders approved an amendment to the “2009 Plan” that increased the number of shares of common stock issuable under the plan by 1,000,000 shares. After giving effect to the amendment, the aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 11,535,000. As of June 30, 2017, there were 2,358,472 shares available for issuance under the 2009 Plan.
Performance-based RSU grant. On March 28, 2017, the Compensation Committee of the Board of Directors approved a grant of 106,870 RSUs under the 2009 Plan to certain executive officers of the Company. These awards are subject to performance conditions. Awards will vest based on the achievement of adjusted earnings per share targets during the performance periods, which extend through December 31, 2019, with all awards vesting if the highest performance levels are achieved. The Company has concluded that it is probable that all awards will vest at the highest level of performance. The awards are reflected in the table below.
Royall inducement plan
During the six months ended June 30, 2017, the first vesting tranche of the Royall Inducement awards vested in full. As of June 30, 2017, the Company continues to expect that 70% to 99% of the remaining performance targets will be achieved based on performance of the Royall programs and services through December 31, 2017, which would result in an additional vesting of 10% of the performance-based stock options and 10% of the performance-based RSUs eligible to vest, subject to forfeitures. During the three months ended March 31, 2017, the Company determined it to be no longer probable that the January 2019 and January 2020 vesting tranches, representing 20% of the awards, would vest. As a result, $0.9 million in compensation expense related to these tranches was reversed in the six months ended June 30, 2017. The amount of stock-based compensation expense may increase or decrease over time based upon changes in expectations regarding whether the applicable performance conditions will be met. The actual amount of expense that the Company will recognize is based upon Royall's actual results. The option and RSU award activity related to these awards is reflected in the tables and related disclosure below.
Stock option activity
During the six months ended June 30, 2017 and 2016, participants exercised 288,911 and 237,158 options, respectively, for a total intrinsic value of $2.8 million and $3.5 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price at exercise less the exercise price of the option.

The following table summarizes the changes in common stock options outstanding under the Company’s stock incentive plans during the six months ended June 30, 2017 and 2016:

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2015	2,013,325	$50.42	1,843,110	$41.73
Granted	319,900	28.20	1,005,756	28.31
Exercised	—	—	(237,158)	15.29
Forfeited	(215,370)	49.92	(22,195)	53.38
Expired	—	—	(17,347)	51.77
Outstanding, as of June 30, 2016	2,117,855	$47.11	2,572,166	$38.75

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2016	2,117,855	$47.11	2,525,178	$39.28
Granted	—	—	200,324	46.95
Exercised	(18,300)	49.92	(270,611)	35.79
Forfeited	(115,044)	51.19	(135,320)	39.88
Expired	—	—	—	—
Outstanding, as of June 30, 2017	1,984,511	$46.85	2,319,571	$40.31
Exercisable, as of June 30, 2017	492,092	$34.98	1,178,440	$43.86
The fair value of the service-based options granted during the six months ended June 30, 2017 was estimated at $16.80 per share on the date of grant valued using a Black-Scholes model utilizing the following weighted average assumptions: risk-free interest rate of 2.0%; an expected term of approximately 5.0 years; expected volatility of 37.50%; and dividend yield of 0.0% over the expected life of the option.
During the six months ended June 30, 2017, 483,520 options with market and/or performance-based conditions vested. No options with performance and/or market conditions vested during the six months ended June 30, 2016.
Restricted stock unit activity
During the six months ended June 30, 2017 and 2016, participants vested in 342,519 and 312,131 RSUs, respectively, for a total intrinsic value of $16.3 million and $10.2 million, respectively. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price on the NASDAQ Global Select Market at the vesting date. Of the RSUs vested in the six months ended June 30, 2017 and 2016, 106,841 and 106,547 shares, respectively, were withheld to satisfy minimum employee tax withholding.

The following table summarizes the changes in RSUs granted under the Company’s stock incentive plans during the six months ended June 30, 2017 and 2016:

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2015	301,032	$39.10	839,613	$52.82
Granted	23,580	32.28	467,177	30.36
Forfeited	(33,429)	50.77	(41,089)	47.73
Vested	—	—	(312,131)	51.43
Non-vested, June 30, 2016	291,183	$37.21	953,570	$42.49

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2016	257,580	$35.34	968,084	$42.13
Granted	106,870	46.95	266,203	47.76
Forfeited	(35,800)	51.52	(71,374)	44.85
Vested	(14,570)	49.92	(327,949)	46.58
Non-vested, June 30, 2017	314,080	$36.77	834,964	$41.94
The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,829	$2,493	$3,087	$4,680
Member relations and marketing	1,134	1,387	2,280	2,501
General and administrative	2,651	4,085	5,958	7,766
Total costs and expenses	$5,614	$7,965	$11,325	$14,947
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of June 30, 2017, $49.2 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.5 years.
Note 10. Income taxes
The Company's effective tax rates were 47.3% and 38.1% for the three months ended June 30, 2017 and 2016, respectively, and 40.9% and 36.6% for the six months ended June 30, 2017 and 2016, respectively. The increase in the 2017 period tax rates was primarily due to the Company’s tax loss position as compared to income positions in the comparative periods of 2016.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. The Company recognized an immaterial amount of interest in the consolidated statements of operations in the three and six months ended June 30, 2017 and 2016, respectively. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2014.
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
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	40,586	40,365	40,421	40,928
Effect of dilutive outstanding stock-based awards	874	205	831	294
Diluted weighted average common shares outstanding	41,460	40,570	41,252	41,222
In the three months ended June 30, 2017 and 2016, 0.9 million and 2.8 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the six months ended June 30, 2017 and 2016, 1.3 million and 2.6 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.
As of June 30, 2017, the Company had 1.5 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions, or both, and therefore were treated as contingently issuable awards. As of June 30, 2016, the Company had 2.1 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions and were treated as contingently issuable awards. These awards are excluded from diluted earnings per share until the reporting period in which the necessary conditions are achieved. To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted earnings per share will be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. A total of 146,525 and 128,336 incremental shares related to contingently issuable awards were included within the diluted earnings per share calculations for the three and six months ended June 30, 2017, respectively, as the related performance goals were met as of the balance sheet date. A total of 19,971 contingently issuable shares were included within the diluted earnings per share calculations for the three and six months ended June 30, 2016 as the related performance goals were met as of June 30, 2016.
Note 12. Supplemental cash flow
A summary of supplemental cash flow information for the three and six months ended June 30, 2017 and 2016 is presented below (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash paid (received) for:
Income taxes	$5,648	$2,841
Interest	$7,629	$7,097

Non-cash activities:
Increase in estimated cost of construction of a building under a build-to-suit lease	$34,598	$12,354

Note 13. Related parties
In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members, and entered into a reseller licensing agreement with that company. As disclosed in Note 2, "Summary of significant accounting policies" of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, the private company is considered to be a related party.
The Company made payments to the private company under the reseller agreement of $1.1 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and $2.6 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively. The payments are included in cost of services on the consolidated statements of operations.
Note 14. Costs of exit or disposal
In January 2017, the Company announced a restructuring plan. In connection with the plan, the Company is reducing its workforce as a part of a broader effort to more closely align operating expenses with its long-term strategic initiatives. Additionally, the Company closed four offices and is completing a gradual wind-down process, to be completed by the end of the year ending December 31, 2017, for several products.
As a result of the restructuring plan, the Company incurred one-time severance and other employee benefit costs of $2.8 million and $7.7 million during the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2017, the Company recorded $0.8 million and $0.8 million, respectively, of these amounts in cost of services, $0.1 million and $0.1 million, respectively, of these amounts in member relations and marketing expense, respectively, and $1.9 million and $6.8 million, respectively, of these amounts in general and administrative expense on the consolidated statements of operations. The Company expects to recognize approximately $2.6 million of additional one-time severance and other employee benefit costs through the remainder of the year ending December 31, 2017. Lease exit costs of $3.2 million were incurred during both the three and six months ended June 30, 2017, respectively. Lease exit costs of up to $2.0 million are expected to be recognized during the remainder of the year ended December 31, 2017. The Company does not have any material accruals recorded on the consolidated balance sheet as of June 30, 2017 related to the restructuring plan. No exit or disposal costs were incurred in the three and six months ended June 30, 2016.
Note 15. Subsequent events
On August 3, 2017, a purported class-action lawsuit was filed in the U.S. District Court for Southern District of New York naming as defendants the Company and two of its executive officers, one of whom is a director. In the complaint, the plaintiff alleges that the Company’s public statements about its business and operations between January 21, 2015 and February 23, 2016 contained material misstatements and omissions in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder which artificially inflated the Company’s stock price. In addition to compensatory damages in an unspecified amount and attorneys’ fees, the action seeks such relief as the district court deems just and proper. The Company intends to vigorously defend this action. The Company has not established reserves or ranges of possible loss related to this legal matter because, as of the date of this report, the matter does not relate to a probable loss and the amount or range of loss is not reasonably estimable.
On August 7, 2017, Evolent Inc. announced a public offering of $175.0 million of its Class A common stock. If and when that transaction is consummated, the Company’s ownership percentage in Evolent Inc. and Evolent LLC will decrease. The Company is currently evaluating the effect that this dilution will have on its investment and will finalize its accounting for this transaction if and when it is consummated.

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
Executive Overview
We are a leading provider of insight-driven performance improvement solutions to the rapidly changing health care and education industries. Through our subscription-based membership programs, software, data-enabled services, and consulting capabilities, we leverage our intellectual capital to help our approximately 5,700 clients, which we refer to as our members, solve their most critical business problems.
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
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. Our revenue increased 1.0% and declined 1.1% in the three and six months ended June 30, 2017 over the three and six months ended June 30, 2016, respectively. Our adjusted contract value decreased 4.4% to $723.2 million as of June 30, 2017 from $756.6 million as of June 30, 2016. We define contract value as the aggregate annualized revenue attributable to all agreements in effect at a particular date, without regard to the initial term or remaining duration of any such agreement, excluding the impact of the programs we intend to exit in conjunction with the restructuring and strategic alternatives plan we announced on January 3, 2017. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition.

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

Results of Operations
The following tables show consolidated statements of operations data, including the amounts expressed as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2017		2016
Revenues:
Health care	$133,669	66.7%	$142,387	71.8%
Education	66,630	33.3%	55,995	28.2%
Total revenues	200,299	100.0%	198,382	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	101,788	50.8%	96,440	48.6%
Member relations and marketing	33,241	16.6%	32,718	16.5%
General and administrative	44,475	22.2%	32,219	16.2%
Depreciation and amortization	21,645	10.8%	18,917	9.5%
Total costs and expenses	201,149	100.4%	180,294	90.8%
Operating income	(850)	(0.4)%	18,088	9.2%
Other expense:
Interest expense	(4,730)	(2.4)%	(4,389)	(2.2)%
Other expense, net	(90)	—%	(923)	(0.5)%
Total other expense, net	(4,820)	(2.4)%	(5,312)	(2.7)%
(Loss) income before benefit (provision) for income taxes and gains (losses) from equity method investments	(5,670)	(2.8)%	12,776	6.5%
Benefit (provision) for income taxes	2,681	1.3%	(4,870)	(2.6)%
Gains (losses) from equity method investments	17,736	8.9%	(411)	(0.2)%
Net income	$14,747	7.4%	$7,495	3.7%

	Six Months Ended June 30,
	2017		2016
Revenues:
Health care	$265,852	67.3%	$288,229	72.2%
Education	128,986	32.7%	110,888	27.8%
Total revenue	394,838	100.0%	399,117	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	200,430	50.8%	192,389	48.2%
Member relations and marketing	66,096	16.7%	65,113	16.3%
General and administrative	83,563	21.2%	64,047	16.0%
Depreciation and amortization	43,979	11.1%	38,684	9.7%
Total costs and expenses	394,068	99.8%	360,233	90.2%
Operating income	770	0.2%	38,884	9.8%
Other expense:
Interest expense	(9,230)	(2.3)%	(9,210)	(2.3)%
Other income (expense), net	143	—%	(862)	(0.2)%
Total other expense, net	(9,087)	(2.3)%	(10,072)	(2.5)%
(Loss) income before benefit (provision) for income taxes and gains (losses) from equity method investments	(8,317)	(2.1)%	28,812	7.3%
Benefit (provision) for income taxes	3,405	0.9%	(10,533)	(2.7)%
Gains (losses) from equity method investments	39,313	10.0%	(445)	(0.1)%
Net income	$34,401	8.8%	$17,834	4.5%
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Net income. Net income increased to $14.7 million in the three months ended June 30, 2017 from $7.5 million in the three months ended June 30, 2016, and increased to $34.4 million in the six months ended June 30, 2017 from $17.8 million in the six months ended June 30, 2016. The increases in net income in the current periods were primarily attributable to post-tax gains of $18.9 million and $42.3 million recorded in the three months and the six months ended June 30, 2017, respectively, on one sale in the three months ended and two sales in the six months ended of shares of Class A common stock of Evolent Health Inc., or "Evolent Inc.," received in exchange, on a one-for-one basis, for Class B common units of Evolent Health LLC, or "Evolent LLC," and shares of Evolent Inc. Class B common stock. The effect of the gains was offset by increases in operating expenses related to our previously announced restructuring plan.
Revenue. Total revenue increased 1.0% to $200.3 million in the three months ended June 30, 2017 from $198.4 million in the three months ended June 30, 2016. Total revenue decreased 1.1% to $394.8 million in the six months ended June 30, 2017 from $399.1 million in the six months ended June 30, 2016, while adjusted contract value decreased 4.4% to $723.2 million as of June 30, 2017 from $756.6 million as of June 30, 2016.
Revenue from our health care business decreased 6.1% to $133.7 million in the three months ended June 30, 2017 from $142.4 million in the three months ended June 30, 2016, and decreased 7.7% to $265.9 million in the six months ended June 30, 2017 from $288.2 million in the six months ended June 30, 2016. The decreases in the three and six months ended June 30, 2017 were primarily due to the discontinuation of several programs, announced in conjunction with our restructuring plan on January 3, 2017, and lower health care technology sales at the end of 2016, primarily as a result of uncertainty about health care policy under the new Presidential administration.
Revenue from our education business increased 18.9% to $66.6 million in the three months ended June 30, 2017 from $56.0 million in the three months ended June 30, 2016, and increased 16.3% to $129.0 million in the six months ended June 30, 2017 from $110.9 million in the six months ended June 30, 2016. The increases in the three and six months ended June 30, 2017 were primarily due to strong renewal rates in our data-enabled services programs and an increase in market penetration for our performance technology programs.
Cost of services. Cost of services increased to $101.8 million in the three months ended June 30, 2017 from $96.4 million in the three months ended June 30, 2016, and increased to $200.4 million in the six months ended June 30, 2017 from $192.4 million in the six months ended June 30, 2016. As a percentage of revenue, cost of services was 50.8% and 48.6% in the three months ended June 30, 2017 and 2016, respectively, and 50.8% and 48.2% in the six months ended June 30, 2017 and 2016. The increase in cost of services was attributable to an increase in exited program costs related to our restructuring plan of $2.9 million and $5.4 million in the three and six months ended June 30, 2017, respectively. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities, which consisted of an increase of $0.1 million and $1.8 million in the three months ended June 30, 2017 and 2016, respectively, and an increase of $0.5 million and $0.7 million in the six months ended June 30, 2017 and 2016, respectively.
Member relations and marketing expense. Member relations and marketing expense increased to $33.2 million in the three months ended June 30, 2017 from $32.7 million in the three months ended June 30, 2016, and increased to $66.1 million in the six months ended June 30, 2017 from $65.1 million in the six months ended June 30, 2016. The increase in member relations and marketing expense was primarily attributable to increases in sales staff and related travel and other associated costs, as well as to an increase in member relations personnel and related costs required to serve our expanding membership base. As a percentage of revenue, member relations and marketing expense was 16.6% and 16.5% in the three months ended June 30, 2017 and 2016, respectively, and 16.7% and 16.3% in the six months ended June 30, 2017 and 2016, respectively.
General and administrative expense. General and administrative expense increased to $44.5 million in the three months ended June 30, 2017 from $32.2 million in the three months ended June 30, 2016, and increased to $83.6 million in the six months ended June 30, 2017 from $64.0 million in the six months ended June 30, 2016. The increases in general and administrative expense were primarily attributable to additional costs related to our restructuring and strategic alternatives plan of $12.2 million and $20.7 million in the three and six months ended June 30, 2017, respectively. As a percentage of revenue, general and administrative expense increased to 22.2% in the three months ended June 30, 2017 from 16.2% in the three months ended June 30, 2016, and increased to 21.2% in the six months ended June 30, 2017 from 16.0% in the six months ended June 30, 2016.
Depreciation and amortization expense. Depreciation and amortization expense increased to $21.6 million in the three months ended June 30, 2017 from $18.9 million in the three months ended June 30, 2016, and increased to $44.0 million in the six months ended June 30, 2017 from $38.7 million in the six months ended June 30, 2016. The increases in depreciation and amortization expense in the current periods were primarily attributable to increased amortization expense from developed capitalized internal-use software, depreciation of improvements made to build out new office space, and a $0.7 million loss on the disposal of furniture, fixtures, and equipment. As a percentage of revenue, depreciation and amortization expense increased to 10.8% in the three months ended June 30, 2017 from 9.5% in the three months ended June 30, 2016, and increased to 11.1% in the six months ended June 30, 2017 from 9.7% in the six months ended June 30, 2016.
Interest expense. Interest expense increased to $4.7 million for the three months ended June 30, 2017 from $4.4 million for the three months ended June 30, 2016, and was consistent at $9.2 million in the six months ended June 30, 2017 and 2016. The increase in interest expense during the three months ended June 30, 2017 compared to the prior period was due to an increase in the stated annual interest rate, the London interbank offered rate plus a 2.00% interest rate margin, on our outstanding credit facility borrowings during the current period.
Other expense, net. Other expense, net was expense $0.1 million in the three months ended June 30, 2017 compared to expense of $0.9 million in the three months ended June 30, 2016, and income of $0.1 million in the six months ended June 30, 2017 compared to expense of $0.9 million in the six months ended June 30, 2016. We recognized foreign exchange expense of $0.1 million and $0.8 million in the three months ended June 30, 2017 and 2016, respectively, and income of $0.1 million and expense of $0.7 million in the six months ended June 30, 2017 and 2016, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies.
Benefit (provision) for income taxes. Our income tax benefit was $2.7 million for the three months ended June 30, 2017 and our provision for income taxes was $4.9 million for the three months ended June 30, 2016. Our income tax benefit was $3.4 million for the six months ended June 30, 2017 and our provision for income taxes was $10.5 million for the six months ended June 30, 2016. Our effective tax rate for the three months ended June 30, 2017 was 47.3% compared to 38.1% for the three months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 was 40.9% compared to 36.6% for the six months ended June 30, 2016. The increase in the current period tax rate was primarily due to our tax loss position as compared to income positions in the comparative periods of 2016.
Deferred tax assets are reduced by a valuation allowance when, in our management’s opinion, it is more likely than not that some portion of the entire deferred tax asset will not be realized. As of June 30, 2017, there was no change in the realizability of the deferred tax assets.
Gains (losses) from equity method investments. Gains and losses from our investments in Evolent LLC and Evolent Inc., net of tax, was a gain of $17.7 million in the three months ended June 30, 2017 and a loss of $0.4 million in the three months ended June 30, 2016. Gains and losses from our investments in Evolent LLC and Evolent Inc., net of tax, was a gain of $39.3 million in the six months ended June 30, 2017 and a loss of $0.4 million in the six months ended June 30, 2016. The primary driver for the gain in the current periods was recognition of post-tax gains of $18.9 million and $42.3 million for the three and six months ended June 30, 2017, respectively, on sales of shares of Evolent Inc. Class A common stock we received in exchange, on a one-for-one basis, for Evolent LLC Class B common units and shares of Evolent Inc. Class B common stock. Our proportionate share of losses in our investments in Evolent LLC and Evolent Inc. was $1.8 million and $4.7 million during the three and six months ended June 30, 2017, respectively. The Company had no unrecorded losses related to its investment in Evolent LLC and Evolent Inc. as of June 30, 2017. During the three and six months ended June 30, 2016, our proportionate share of losses in our investments in Evolent Inc. and Evolent LLC were $2.2 million and $4.5 million, respectively, of which $0.5 million and $2.7 million, respectively, was recognized in our consolidated statements of operations. These losses were offset by a dilution gain of $2.0 million during the six months ended June 30, 2016. We had a total of $1.7 million in unrecorded losses related to our investments in Evolent Inc. and Evolent LLC as of June 30, 2016.
Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units, or "RSUs," issued under our stock incentive plans for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,829	$2,493	$3,087	$4,680
Member relations and marketing	1,134	1,387	2,280	2,501
General and administrative	2,651	4,085	5,958	7,766
Total costs and expenses	$5,614	$7,965	$11,325	$14,947
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of June 30, 2017, $49.2 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.5 years.
Restructuring and strategic alternative costs. During 2017, we approved a restructuring plan and a process to explore, review, and evaluate a range of potential strategic alternatives focused on maximizing shareholder value. In connection with our restructuring and strategic alternatives plan, we are reducing our workforce as a part of a broader effort to more closely align operating expenses with our long-term strategic initiatives and current macroeconomic business conditions. We anticipate that the reduction-in-force will affect approximately 160 employees and will be completed during fiscal year 2017. As of June 30, 2017, 134 positions have been eliminated. We closed four offices and are completing a gradual wind-down process of several health care products, to be completed by the end of fiscal year 2017.
As a result of these actions, for the three and six months ended June 30, 2017, we incurred salary, severance, and other employee benefit costs of $5.0 million and $13.4 million, respectively, legal and financial advisory fees of $6.7 million and $9.5 million, respectively, and other operating costs, inclusive of primarily rent, depreciation, and contract exit costs, of $8.3 million and $12.8 million, respectively. For the three and six months ended June 30, 2017, we recognized in our consolidated statement of operations $4.5 million and $10.1 million, respectively, of such amounts in cost of services; $0.1 million and $0.4 million, respectively, of such amounts in member relations and marketing expense; $12.8 million and $21.4 million, respectively, of such amounts in general and administrative expense; and $2.6 million and $3.8 million, respectively, of such amounts in depreciation and amortization expense. We incurred lease exit costs of $3.2 million during both the three and six months ended June 30, 2017. No restructuring or exit costs were incurred in the three and six months ended June 30, 2016.
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
Adjusted Net Income and Non-GAAP Earnings Per Diluted Share
We present adjusted net income and non-GAAP earnings per diluted share to provide investors with a meaningful, consistent comparison of our operating results and trends for the periods presented. Our management believes that these measures are also useful to investors by allowing investors to evaluate our operations using the same tools that management uses to evaluate our past performance and prospects for future performance. These two non-GAAP financial measures reflect adjustments based on the exclusion of the following items as well as adjustments for related income tax effects:

•
Losses (income) from exited programs: We have excluded income (loss) from exited programs. These include revenue and direct costs, including salary and benefits. We believe that the exclusion of such amounts allows investors to better understand our core continuing operations.

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

•
Restructuring and strategic alternative charges: We have excluded costs associated with our previously announced restructuring plan and our work on strategic alternatives. These costs of our restructuring and strategic alternatives plan are primarily related to employee termination costs and benefits, lease exit costs, and legal and financial advisory fees. We exclude these restructuring and strategic alternative costs for purposes of calculating non-GAAP measures because we believe that these costs do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of our current operating performance or comparisons to our operating performance in other periods.

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
Adjusted Effective Tax Rate
Adjusted effective tax rate is the effective tax rate prepared on a GAAP basis adjusted to exclude the effects of a rate change on our investments in Evolent Inc. and Evolent LLC during the three and six months ended June 30, 2017. We exclude these items because our management believes this non-GAAP financial measure will facilitate the comparison by investors of our annual effective tax rates over time. The adjusted effective tax rate is calculated by dividing the adjusted provision for income taxes, which excludes specified items, by the adjusted income before the provision for income taxes.
Adjusted net income and adjusted EBITDA. Adjusted net income decreased 18.7% to $15.3 million from $18.8 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and adjusted EBITDA decreased 6.2% to $44.3 million from $47.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Adjusted net income decreased 7.8% to $34.5 million from $37.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively, and adjusted EBITDA decreased 4.1% to $89.3 million from $93.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The decreases in adjusted net income and in adjusted EBITDA compared to the prior year periods were primarily attributable to increased costs related to new consulting arrangements, decreased capitalization of software development costs, and increased expense from third-party finance and accounting advisory services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$200,299	$198,382	$394,838	$399,117
Revenue from exited programs	485	4,711	967	9,989
Adjusted revenue	$199,814	$193,671	$393,871	$389,128

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$14,747	$7,495	$34,401	$17,834
Loss (income) from exited programs	3,835	(48)	7,884	(1,036)
Depreciation and amortization	21,645	18,917	43,979	38,684
Depreciation and amortization from exited programs	(1,872)	(506)	(3,110)	(975)
(Gains) losses from equity method investments	(17,736)	411	(39,313)	445
(Benefit) provision for income taxes	(2,681)	4,870	(3,405)	10,533
Interest expense	4,730	4,389	9,230	9,210
Other expense (income), net	90	923	(143)	862
Fair value adjustments to acquisition-related earn-out liabilities	52	1,775	452	705
Build-to-suit land rent	931	995	1,862	1,871
Stock-based compensation expense	5,614	7,965	11,325	14,947
Restructuring and strategic alternative charges	14,915	—	26,128	—
Adjusted EBITDA	$44,270	$47,186	$89,290	$93,080

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$14,747	$7,495	$34,401	$17,834
Loss (income) from exited programs	3,835	(48)	7,884	(1,036)
(Gains) losses from equity method investments	(17,736)	411	(39,313)	445
Amortization of acquisition-related intangibles	6,593	6,975	13,400	14,013
Fair value adjustments to acquisition-related earn-out liabilities	52	1,775	452	705
Build-to-suit land rent	931	995	1,862	1,871
Stock-based compensation expense	5,614	7,965	11,325	14,947
Restructuring and strategic alternative charges	14,915	—	26,128	—
Income tax effects and adjustments	(13,634)	(6,732)	(21,596)	(11,331)
Adjusted net income	$15,317	$18,836	$34,543	$37,448

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income per diluted share	$0.36	$0.18	$0.83	$0.43
Loss (income) from exited programs	0.09	—	0.19	(0.03)
(Gains) losses from equity method investments	(0.43)	0.01	(0.95)	0.01
Amortization of acquisition-related intangibles	0.16	0.17	0.32	0.34
Fair value adjustments to acquisition-related earn-out liabilities	—	0.04	0.01	0.02
Build-to-suit land rent	0.02	0.03	0.05	0.05
Stock-based compensation expense	0.14	0.20	0.28	0.36
Restructuring and strategic alternative charges	0.36	—	0.63	—
Income tax effects and adjustments	(0.33)	(0.17)	(0.52)	(0.27)
Non-GAAP adjusted earnings per diluted share	$0.37	$0.46	$0.84	$0.91

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective tax rate	47.3%	38.1%	40.9%	36.6%
Effects of rate change on investments in Evolent Inc. and Evolent LLC	(4.6)%	—%	(3.1)%	—%
Adjusted effective tax rate	42.7%	38.1%	37.8%	36.6%
Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that operating cash flows and existing cash and cash equivalents will be sufficient to support our expected operating and capital expenditures, as well as debt service obligations, during at least the next 12 months.
Our cash and cash equivalents as of June 30, 2017 increased to $144.0 million from $91.2 million as of December 31, 2016. During the six months ended June 30, 2017, we received net cash proceeds of $71.9 million from our sales of Evolent Inc. Class A common stock described elsewhere in this management's discussion and analysis. We did not sell shares of Evolent Inc. Class A common stock during the six months ended June 30, 2016.
We did not purchase shares of our common stock through our share repurchase program during the six months ended June 30, 2017. During the six months ended June 30, 2016, we expended $53.6 million in cash to purchase shares of our common stock through our share repurchase program.
Cash flows
Cash flows from operating activities. The combination of profitable operations and payment for services in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities decreased to $17.9 million in the six months ended June 30, 2017 from net cash flows provided by operating activities of $23.1 million in the six months ended June 30, 2016. The decrease in net cash flows provided by operating activities in the current period was primarily attributable to cash outflows of $23.9 million related to our restructuring and strategic alternatives plan, the effect of which was partially offset by improved cash collections.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows provided by investing activities was $54.3 million in the six months ended June 30, 2017 compared to net cash flows used in investing activities of $23.4 million in the six months ended June 30, 2016. The increase in net cash flows provided by investing activities during the current period was primarily attributable to cash of $71.9 million received from our sales of Evolent Inc. Class A common stock, which was offset in part by payments of $17.6 million for capital expenditures. Investing activities during the six months ended June 30, 2016 consisted of payments of $1.9 million for acquisitions and capital expenditures of $21.5 million.
Cash flows from financing activities. We had net cash flows used in financing activities of $19.4 million and $54.0 million in the six months ended June 30, 2017 and 2016, respectively. Cash flows from financing activities during the six months ended June 30, 2017 consisted of $21.6 million of debt repayments, the withholding of $5.2 million in shares to satisfy the minimum employee tax withholding for vested RSUs, and the payment of $0.2 million of acquisition-related earn-out payments. These cash flows were offset in part by $7.4 million of proceeds from the issuance of common stock upon the exercise of stock options.
Financing activities during the six months ended June 30, 2016 primarily consisted of the repurchase of $53.6 million of shares under our stock repurchase program, $14.4 million of debt repayments, a $3.6 million acquisition-related earn-out payment, and the withholding of $3.4 million of shares to satisfy the minimum employee tax withholding for vested RSUs. These cash flows were offset in part by $17.0 million of proceeds from borrowings under our revolving credit facility, $3.1 million of proceeds from the issuance of common stock upon the exercise of stock options and $0.6 million in additional tax benefits related to stock-based compensation arrangements.
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
Term facility. The term loans are repayable in quarterly installments, which commenced with the quarter ended June 30, 2015, equal to a specified percentage of the aggregate principal amount drawn on the facility closing date, as follows: (a) 1.25% for each of the first eight full fiscal quarters following the facility closing date; (b) 2.50% for each of the ninth through twelfth full fiscal quarters following the facility closing date; and (c) 3.75% for each of the thirteenth through nineteenth full fiscal quarters following the facility closing date. As of June 30, 2017, $403.1 million was outstanding under the term facility.
Amounts drawn under the term facility generally bear interest, payable monthly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, or “LIBOR,” plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of June 30, 2017, based on our historical leverage ratio, the interest rate margin was 2.00%.
Revolving credit facility. As of June 30, 2017, under the revolving credit facility, $100 million of borrowings were outstanding, $19.1 million of standby letters of credit had been issued, and $80.9 million was available for future borrowings.
Amounts drawn under the revolving credit facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of June 30, 2017, based on our historical leverage ratio, the interest rate margin was 2.00%.
We are obligated to pay a commitment fee at an initial annual rate of 0.25%, subject to reduction based on our total leverage ratio from time to time, accruing on the average daily amount of available commitments under the revolving credit facility.
We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of our fiscal quarter, for a period consisting of our most recently completed four fiscal quarters. We were in compliance with these financial covenants as of June 30, 2017.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our 2016 Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.
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
Interest rate risk. As of June 30, 2017, we had $403.1 million of outstanding borrowings under our term facility and $100.0 million of outstanding borrowings under our revolving credit facility. Amounts drawn under each facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of June 30, 2017, our outstanding borrowings accrued interest at an annual rate of 3.23%. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the facilities. A hypothetical 10% increase in LIBOR would increase our annual cash interest expense on our variable-rate debt by approximately $0.6 million.
We utilize three interest rate swaps to manage our exposure to changes in interest rates on a portion of our variable-rate indebtedness. Our interest rate swaps are with major financial institutions and are not used for speculative or trading purposes. As of June 30, 2017, the outstanding notional amount on the interest rate swaps was $251.6 million. Our objective with respect to these interest rate swaps is to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We have designated our interest rate swaps as cash flow hedges, and changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) in our consolidated statements of operations appearing elsewhere in this report. Hedge ineffectiveness, if any, associated with the interest rate swap will be reported in interest expense. We have recorded the interest rate swaps at fair value, which amounted to an asset of $1.6 million as of June 30, 2017.
Foreign currency risk. Our international operations, which account for approximately 2.4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. We recognized foreign exchange losses of $0.1 million and $0.8 million in the three months ended June 30, 2017 and 2016, respectively, and a gain of $0.1 million and loss of $0.7 million in the six months ended June 30, 2017 and 2016, respectively, which are included in other expense, net in our consolidated statements of operations appearing elsewhere in this report. A hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our financial position as of June 30, 2017.

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
As previously disclosed under “Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, we concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to a material weakness, in our internal control over financial reporting described below. Based on the previously disclosed material weakness which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective. In light of the weakness in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures that have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting described below, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
The material weakness in our internal control over financial reporting, which is described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that continued to exist as of June 30, 2017 relates to the material weakness in our tax controls. Although we have made improvements to such controls, we have concluded that the material weakness has not been remediated as of June 30, 2017. Specifically, we have concluded that the internal controls over the tax accounts have not been designed or do not operate at a sufficient level of precision to prevent or detect and correct a material misstatement. We identified errors in current and prior periods in the tax accounts that resulted from control deficiencies in the tax process. These errors were not material to the affected financial statements. However, we concluded that these control deficiencies in aggregate represent a material weakness as there is a reasonable possibility that the controls as currently operating would not prevent or detect and correct a material misstatement.
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
With respect to the material weakness in our tax controls, we have made control improvements, including expanded procedures over completeness and accuracy of data utilized in our tax provision and enhanced documentation of management review controls. We also plan to add personnel with additional experience and technical capability to provide effective oversight of our tax function.
(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses related to our internal control over financial reporting, as described above. However, our remediation efforts were not complete as of June 30, 2017. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
After the end of the second quarter in 2017, on August 3, 2017, a purported class-action lawsuit was filed in the U.S. District Court for Southern District of New York naming as defendants the Company and two of its executive officers, one of whom is a director. In the complaint, the plaintiff alleges that the Company’s public statements about its business and operations between January 21, 2015 and February 23, 2016 contained material misstatements and omissions in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder which artificially inflated the Company’s stock price. In addition to compensatory damages in an unspecified amount and attorneys’ fees, the action seeks such relief as the district court deems just and proper. The Company intends to vigorously defend this action.

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

10.1	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 1, 2017.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016, (v) Unaudited Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2017 and 2016, and (v) Notes to Unaudited Consolidated Financial Statements

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date:	August 9, 2017	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 1, 2017.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016, (v) Unaudited Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2017 and 2016, and (v) Notes to Unaudited Consolidated Financial Statements

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.