Form 10-Q
period 2017-09-30
ADVISORY BOARD CO
filed 2017-11-08
CIK 1157377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 1, 2017, the registrant had outstanding 40,758,952 shares of Common Stock, par value $0.01 per share.

THE ADVISORY BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,458	$91,151
Membership fees receivable, net	527,387	605,517
Prepaid expenses and other current assets	27,525	18,965
Total current assets	706,370	715,633
Construction in progress	148,019	63,368
Property and equipment, net	147,181	171,281
Intangible assets, net	239,745	255,053
Deferred incentive compensation and other charges	52,425	72,178
Goodwill	737,023	739,507
Equity method investments	20,699	19,858
Total assets	$2,051,462	$2,036,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue, current	$514,516	$564,237
Accounts payable and accrued liabilities	54,652	67,702
Accrued incentive compensation	18,686	25,521
Debt, current	70,978	49,347
Total current liabilities	658,832	706,807
Deferred revenue, net of current portion	139,021	170,357
Deferred income taxes	91,352	89,013
Debt, net of current portion	415,902	472,739
Financing obligation	148,019	63,368
Other long-term liabilities	22,825	17,550
Total liabilities	1,475,951	1,519,834
Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, par value $0.01; 135,000,000 shares authorized, 40,758,952 and 40,192,980 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	408	402
Additional paid-in capital	805,964	782,399
Accumulated deficit	(231,878)	(266,218)
Accumulated other comprehensive income	1,017	461
Total stockholders’ equity	575,511	517,044
Total liabilities and stockholders’ equity	$2,051,462	$2,036,878

The accompanying notes are an integral part of these consolidated balance sheets.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$183,126	$200,455	$577,964	$599,572
Costs and expenses:
Cost of services, excluding depreciation and amortization	95,849	104,215	296,279	296,604
Member relations and marketing	31,359	32,706	97,455	97,819
General and administrative	41,416	32,227	124,979	96,274
Depreciation and amortization	20,479	19,173	64,458	57,857
Operating (loss) income	(5,977)	12,134	(5,207)	51,018
Other expense:
Interest expense	(4,638)	(4,530)	(13,868)	(13,738)
Other income (expense), net	436	(1,516)	579	(2,380)
Total other expense, net	(4,202)	(6,046)	(13,289)	(16,118)
(Loss) income before benefit (provision) for income taxes and gains (losses) from equity method investments	(10,179)	6,088	(18,496)	34,900
Benefit (provision) for income taxes	3,908	(3,279)	7,313	(13,812)
Gains from equity method investments	6,956	34,729	46,269	34,284
Net income	$685	$37,538	$35,086	$55,372
Earnings per share
Net income per share—basic	$0.02	$0.94	$0.87	$1.36
Net income per share—diluted	$0.02	$0.93	$0.85	$1.35
Weighted average number of shares outstanding:
Basic	40,706	40,102	40,517	40,651
Diluted	41,634	40,492	41,381	40,977
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$685	$37,538	$35,086	$55,372
Other comprehensive (loss) income:
Net unrealized gain (loss) on cash flow hedges, net of income tax expense (benefit) of $38 and $610 for the three months ended September 30, 2017 and 2016, respectively; and $245 and $(1,350) for the nine months ended September 30, 2017 and 2016, respectively	115	846	556	(2,024)
Comprehensive income	$800	$38,384	$35,642	$53,348
The accompanying notes are an integral part of these consolidated financial statements.

THE ADVISORY BOARD COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$35,086	$55,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,458	57,857
Amortization of debt issuance costs	835	864
Deferred income taxes	5,847	(9,776)
Excess tax benefit from stock-based awards	(518)	(3,925)
Stock-based compensation expense	16,931	22,914
Loss on cost method investment	—	1,800
Gain on partial sale of equity method investment	(42,312)	(29,679)
Gains from equity method investments	(3,957)	(4,605)
Changes in operating assets and liabilities (net of the effect of acquisitions):
Membership fees receivable	78,129	(16,460)
Prepaid expenses and other current assets	(8,500)	12,098
Deferred incentive compensation and other charges	20,396	14,495
Deferred revenue	(81,057)	(17,382)
Accounts payable and accrued liabilities	(36,989)	(9,898)
Acquisition-related earn-out payments	(196)	(1,432)
Accrued incentive compensation	(6,836)	(17,047)
Other long-term liabilities	3,792	1,263
Net cash provided by operating activities	45,109	56,459
Cash flows from investing activities:
Purchases of property and equipment	(23,224)	(34,808)
Capitalized external-use software development costs	(1,826)	(2,434)
Cash paid for acquisitions	—	(1,900)
Cash received from partial sale of equity method investment	71,871	48,565
Net cash provided by investing activities	46,821	9,423
Cash flows from financing activities:
Proceeds from debt	—	17,000
Pay down of debt	(35,937)	(38,562)
Proceeds from issuance of common stock from exercise of stock options	9,980	3,337
Withholding of shares to satisfy employee tax withholding on stock-based compensation	(5,752)	(3,473)
Proceeds from issuance of common stock under employee stock purchase plan	272	370
Acquisition-related earn-out payments	(186)	(3,600)
Excess tax benefits from stock-based awards	—	3,925
Purchases of treasury stock	—	(61,616)
Net cash used in financing activities	(31,623)	(82,619)
Net increase (decrease) in cash and cash equivalents	60,307	(16,737)
Cash and cash equivalents, beginning of period	91,151	71,825
Cash and cash equivalents, end of period	$151,458	$55,088

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
Sale Transactions
Merger Agreement. On August 28, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OptumInsight, Inc. (“Optum”), a wholly owned subsidiary of UnitedHealth Group Incorporated, and Apollo Merger Sub, Inc., a wholly owned subsidiary of Optum (“Merger Sub”), pursuant to which, after the closing of the Education Transaction (as defined below), Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Optum (the “Merger”).
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company will be converted into the right to receive the following, without interest: (i) $52.65 in cash, plus (ii) an additional cash amount based on the after-tax value of the Company’s ownership interest in Evolent Health, Inc. (“Evolent Inc.”) and Evolent Health LLC ("Evolent LLC"), which additional cash amount will be determined pursuant to the formula set forth in the Merger Agreement (the “Evolent Proceeds Amount”). Pursuant to the formula set forth in the Merger Agreement, the Evolent Proceeds Amount will consist of a per-share amount of (i) the after-tax value of any shares of Evolent Inc.’s Class A and Class B common stock held by the Company as of the close of business on the third business day prior to the closing, plus (ii) the after-tax net proceeds of any sales by the Company of shares of Evolent Inc.’s Class A and Class B common stock following the date of the Merger Agreement and ending on and including the third business day prior to the Merger closing. The Evolent Proceeds Amount is not fixed and will fluctuate prior to the closing based on changes in the trading price of Evolent Inc.’s Class A common stock, which trading price may be influenced by market conditions, among other things.
The closing of the Merger is subject to customary and other conditions, including the adoption of the Merger Agreement by the Company’s stockholders and the occurrence of the closing of the Education Transaction.
The Merger Agreement contains certain termination rights for the Company and Optum. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Optum a termination fee of $42 million.
For the three and nine months ended September 30, 2017, the Company incurred $7.8 million and $17.2 million, respectively, of costs related to the Merger Agreement, which are included on the Consolidated Statement of Operations.
Education Purchase Agreement. Concurrently with the execution of the Merger Agreement, the Company entered into a Stock and Asset Purchase Agreement (the “Education Purchase Agreement”) with Avatar Holdco, LLC and Avatar Purchaser, Inc. (collectively, “Education Buyer”), pursuant to which the Company will sell its education business to Education Buyer (the “Education Transaction”). Avatar Holdco, LLC and Avatar Purchaser, Inc. were formed by Vista Equity Partners Fund VI, L.P.
Upon the terms and subject to the conditions set forth in the Education Purchase Agreement, at the closing of the Education Transaction, the Company will sell to Education Buyer the stock of Royall Acquisition Co., a wholly-owned subsidiary of the Company (“Royall”), and certain of the Company’s assets related to the Company’s education business for $1.55 billion in cash, subject to certain adjustments. Education Buyer will also assume certain of the Company’s liabilities related to the Company’s education business.
The closing of the Education Transaction is subject to customary and other conditions, including satisfaction of all conditions to close the Merger.
The Education Purchase Agreement contains certain termination rights for the Company and Education Buyer. Upon termination of the Education Purchase Agreement under specified circumstances, the Company may be required to pay Education Buyer a termination fee of $42 million or $47 million. The Transaction is expected to close in 2017.

Basis of Presentation
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows as of the dates and for the periods presented have been included. The consolidated balance sheet presented as of December 31, 2016 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The consolidated results of operations for the three and nine months ended September 30, 2017 may not be indicative of the results that may be expected for the Company’s fiscal year ending December 31, 2017, or any other period.
Note 2. Recent accounting pronouncements
Recently adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued accounting guidance relating to stock-based compensation. The guidance simplifies various aspects of the accounting for share-based payments. The amendments impact net income, earnings per share, and the statement of cash flows. The guidance is effective for annual reporting and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard as of January 1, 2017 using a modified retrospective approach, which requires the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. In connection with the adoption of this guidance, the Company elected to no longer calculate an estimate of expected forfeitures and began recognizing forfeitures as they occur, which resulted in a cumulative-effect net decrease of $0.7 million to retained earnings with an offset of $1.2 million to additional paid-in capital and an increase of $0.5 million in deferred tax assets. Upon adoption, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the consolidated statements of operations. In addition, excess tax benefits are no longer presented within cash flows from financing activities but instead are presented in cash flows from operating activities in the consolidated statements of cash flows. Prior to adoption, the excess tax benefits and tax deficiencies were recorded to additional paid-in capital and excess tax benefits were not recorded until they were able to be utilized.
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
In February 2016, the FASB issued accounting guidance related to leases. The guidance requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than twelve months. The new guidance also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The guidance is effective for annual reporting and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In August 2016, the FASB issued accounting guidance relating to the statement of cash flows. The guidance clarifies how certain cash receipts and cash payments are presented in the statement of cash flows. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2017, the FASB issued accounting guidance which clarifies the definition of a business in order to assist entities in evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. The guidance is effective for annual reporting and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In February 2017, the FASB issued accounting guidance related to gains and losses from the derecognition of nonfinancial assets which clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In August 2017, the FASB issued targeted improvements to accounting for hedging activities. This standard enables entities to better portray the economics of their risk management activities in the financial statements and enhances the transparency and understandability of hedge results through improved disclosures. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance by the Company is not expected to have a material impact on its consolidated financial statements.
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
Measurements
The following table presents information about the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities, and fair values determined by Level 2 inputs utilize quoted prices in inactive markets for identical assets or liabilities obtained from readily available pricing sources for similar instruments. The fair values determined by Level 3 inputs are unobservable values which are supported by little or no market activity, such as discounted cash flow methodologies. Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. It is the Company's policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period. There have been no such transfers during any of the periods presented.
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the related classifications are as follows (in thousands):

	Fair value as of September 30,	Fair value measurement as of September 30, 2017 using fair value hierarchy
	2017	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$151,458	$151,458	$—	$—
Interest rate swaps (2)	1,694	—	1,694	—
Financial liabilities
Contingent earn-out liabilities (3)	237	—	—	237

	Fair value as of December 31,	Fair value measurement as of December 31, 2016 using fair value hierarchy
	2016	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents (1)	$91,151	$91,151	$—	$—
Interest rate swaps (2)	1,044	—	1,044	—
Financial liabilities
Contingent earn-out liabilities (3)	1,164	—	—	1,164
—————————————

(1)	Fair value is based on quoted market prices.

(2)	Fair value is determined using market standard models with observable inputs.

(3)
This fair value measurement is based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and general macroeconomic environment and industry trends.

Contingent earn-out liabilities
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of Clinovations, LLC (“Clinovations”) in November 2014 was $4.5 million as of the date of acquisition. The Clinovations earn-out liability is affected by changes in estimates regarding expected operating results through the evaluation periods, which will end on December 31, 2017 with payments extending through April 2018. During the three months ended September 30, 2017, 17,317 shares were issued to pay a portion of the earn-out liability. As of September 30, 2017, a total of 79,586 shares have been issued to pay a portion of the earn-out liability under the terms of the acquisition agreement. The maximum payout of the earn-out liability is $9.5 million, while the minimum payment is $0. Based on the results of Clinovations’ operating results, there was no estimated remaining fair value contingent obligation for Clinovations as of September 30, 2017.
The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of ThoughtWright, LLC d/b/a GradesFirst (“GradesFirst”) in December 2014 was $3.6 million as of the date of acquisition. The Company paid $4.0 million during the nine months ended September 30, 2016 in satisfaction of its remaining obligation.
The Company entered into an earn-out agreement in connection with its acquisition of Southwind Health Partners, L.L.C. and Southwind Navigator, LLC (together, “Southwind”) in December 2009. The Company paid $1.0 million during the nine months ended September 30, 2016 in satisfaction of its remaining obligation.
Changes in the fair value of the contingent earn-out liabilities subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements, discount rates, and stock price, are recognized in earnings in the periods during which the estimated fair value changes.
The following table represents a reconciliation of the change in the contingent earn-out liabilities for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$1,235	$3,280	$1,164	$7,250
Addition due to acquisition	—	—	—	357
Fair value change in Clinovations contingent earn-out liability (1)	32	647	308	1,327
Fair value change in other contingent earn-out liabilities (1)	(105)	141	71	166
Southwind earn-out payments	—	—	—	(1,032)
Clinovations earn-out payments	(925)	(2,703)	(925)	(2,703)
Other earn-out payments	—	—	(381)	—
GradesFirst earn-out payments	—	—	—	(4,000)
Ending balance	$237	$1,365	$237	$1,365
—————————————

(1)	Amounts were recognized in cost of services on the consolidated statements of operations.
Financial instruments not recorded at fair value on a recurring basis
Equity method investments. The Company's equity method investments represent the Company's ownership interest in Evolent Inc. and its subsidiary, Evolent LLC. The fair value of the Company's ownership interest in Evolent Inc. and its subsidiary prior to any discount was $105.0 million as of September 30, 2017 based on the closing price of the Class A common stock of Evolent Inc. on that date as reported on the New York Stock Exchange. For further information, see Note 6, "Equity method investments." The fair value of the Company's equity method investments is measured quarterly for disclosure purposes. The Company's equity method investments are recorded at fair value only if an impairment charge is recognized.
Credit facilities. The Company estimates that the fair value of its credit facilities was $493.2 million as of September 30, 2017. The fair value was determined based on discounting the future expected variable cash payments over the life of the loan. The variable interest rates used in the calculation are based on observable market interest rates. The credit facilities would be classified as Level 2 within the fair value hierarchy if they were measured at fair value.
Non-financial assets and liabilities
Certain assets and liabilities are not measured at fair value on an ongoing basis, but instead are measured at fair value on a non-recurring basis, so that such assets and liabilities are subject to fair value adjustments in certain circumstances (such as when there is evidence of impairment). During the nine months ended September 30, 2017 and 2016, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
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
The acquired developed technology, which includes acquired software, databases, and analytics, is classified as software within property and equipment because the developed software application, database, or analytic resides on the Company’s or its service providers’ hardware. Amortization of acquired developed technology is included in depreciation and amortization on the Company’s consolidated statements of operations. Developed technology obtained through acquisitions is amortized using the straight-line method over the estimated useful life used in determining the fair value of the assets at acquisition. As of September 30, 2017, the weighted average useful life of existing acquired developed technology was approximately seven years. The amount of acquired developed technology amortization included in depreciation and amortization for the three months ended September 30, 2017 and 2016 was approximately $2.3 million and $2.1 million, respectively. The amount of acquired developed technology amortization included in depreciation and amortization for the nine months ended September 30, 2017 and 2016 was approximately $7.0 million and $6.7 million, respectively.
Furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. There are no capitalized leases included in property and equipment, net for the periods presented. The amount of depreciation expense recognized with respect to furniture, fixtures, and equipment during the three months ended September 30, 2017 and 2016 was $5.5 million and $5.7 million, respectively. The amount of depreciation expense recognized with respect to furniture, fixtures, and equipment during the nine months ended September 30, 2017 and 2016 was $16.4 million and $16.6 million, respectively.
Internally developed capitalized software related to the Company's hosted software is classified as software within property and equipment and has an estimated useful life of five years. As of September 30, 2017 and December 31, 2016, the carrying value of internally developed capitalized software was $73.0 million and $75.2 million, respectively. Amortization expense for internally developed capitalized software for the three months ended September 30, 2017 and 2016 recorded in depreciation and amortization on the consolidated statements of operations was approximately $7.0 million and $5.6 million, respectively. Amortization expense for internally developed capitalized software for the nine months ended September 30, 2017 and 2016 recorded in depreciation and amortization on the consolidated statements of operations was approximately $20.8 million and $17.5 million, respectively.

Property and equipment consists of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Leasehold improvements	$69,717	$69,465
Furniture, fixtures, and equipment	71,087	70,362
Software	251,107	231,952
Property and equipment, gross	391,911	371,779
Accumulated depreciation and amortization	(244,730)	(200,498)
Property and equipment, net	$147,181	$171,281
The Company evaluates its long-lived assets for impairment when changes in circumstances exist that suggest the carrying value of a long-lived asset may not be fully recoverable. If an indication of impairment exists, and the Company’s net book value of the related assets is not fully recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value. The Company recognized a $0.8 million loss on the disposal of property and equipment during the nine months ended September 30, 2017 related to the restructuring plan described in Note 13, "Costs of exit or disposal." There was no material impairment loss recognized on long-lived assets during the three and nine months ended September 30, 2017 or 2016.
Construction in progress. In December 2015, the Company entered into a lease for its new corporate headquarters, which is currently being constructed in Washington D.C. The lease has an anticipated start date of mid-2019, with a 16-year initial term and $446.1 million of lease payments. The Company has concluded that it is the deemed owner of the building (for accounting purposes only) during the construction period and that the lease qualifies for build-to-suit accounting. Accordingly, the Company has recorded a construction-in-progress asset, net of $148.0 million for which there is a corresponding construction financing obligation of $148.0 million recorded in the consolidated balance sheet as of September 30, 2017. The Company will continue to increase the construction-in-progress asset and corresponding long-term liability as additional building costs are incurred by the landlord during the construction period. Upon completion of the construction, the Company will evaluate whether this arrangement meets the criteria for sale-leaseback accounting treatment.
Note 5. Goodwill and intangibles
Included in the Company’s goodwill and intangibles balances are goodwill and acquired intangibles, as well as internally developed capitalized software for sale. Goodwill is not amortized because it has an estimated indefinite life. Goodwill is reviewed for impairment at least annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that no such impairment indicators existed during the nine months ended September 30, 2017 or 2016. There was no impairment of goodwill recorded in the nine months ended September 30, 2017 or 2016.
The following illustrates the change in the goodwill balance for the nine months ended September 30, 2017 (in thousands):

Balance as of December 31, 2016	$739,507
Acquisitions	—
Adjustment related to Royall acquisition (1)	(2,484)
Balance as of September 30, 2017	$737,023
—————————————

(1)	Represents an immaterial adjustment to the blended state tax rate used in the purchase price allocation resulting in a reduction to deferred tax liabilities and a reduction of goodwill.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from 2 years to 17 years. As of September 30, 2017, the weighted average remaining useful life of acquired intangibles was approximately 12.8 years. As of September 30, 2017, the weighted average remaining useful life of internally developed intangibles was approximately 2.9 years.

The gross and net carrying balances and accumulated amortization of intangibles are as follows (in thousands):

		As of September 30, 2017			As of December 31, 2016
	Weighted average useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangibles
Internally developed software for sale:
Capitalized software	5.0	$21,860	$(12,629)	$9,231	$20,034	$(9,998)	$10,036
Acquired intangibles:
Developed software	5.2	9,450	(8,950)	500	9,450	(8,575)	875
Customer relationships	16.2	277,710	(55,924)	221,786	277,710	(42,978)	234,732
Trademarks	8.6	14,900	(6,800)	8,100	14,900	(5,923)	8,977
Customer contracts	4.7	6,449	(6,321)	128	6,449	(6,016)	433
Total intangibles		$330,369	$(90,624)	$239,745	$328,543	$(73,490)	$255,053
Amortization expense for intangible assets for the three months ended September 30, 2017 and 2016, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $5.7 million. Amortization expense for intangible assets for the nine months ended September 30, 2017 and 2016, recorded in depreciation and amortization on the consolidated statements of operations, was approximately $17.1 million. The following approximates the aggregate amortization expense to be recorded in depreciation and amortization on the consolidated statements of operations for the remaining three months of the fiscal year ending December 31, 2017, for each of the following fiscal years ending December 31, 2018 through 2021, and thereafter: $5.6 million, $21.9 million, $20.3 million, $19.0 million, and $18.0 million, respectively, and $154.9 million thereafter.
Note 6. Equity method investments
As of September 30, 2017, the Company held a 2.3% equity interest in Evolent LLC and a 5.5% equity ownership interest in Evolent Inc., which had no material operations outside of its 96.6% ownership interest in Evolent LLC. These investments are accounted for under the equity method, with the Company’s proportionate share of the investees’ losses recognized in the consolidated statements of operations. The Company has the right to designate two individuals to Evolent Inc.'s board of directors, who were the Company’s Chief Financial Officer and an unaffiliated designee of the Company as of September 30, 2017.
Evolent Inc.
During the three months ended September 30, 2017, the Company recognized $0.6 million for its proportionate share of the losses of Evolent Inc. and a $5.3 million post-tax dilution gain due to Evolent Inc.'s primary offering in the consolidated statements of operations. During the three months ended September 30, 2016, the Company sold a portion of its interest in Evolent Inc. Total cash received from the transaction was $48.6 million and resulted in the recognition of an after-tax gain of $29.7 million in the three and nine months ended September 30, 2016. The Company's proportionate share of the losses of Evolent Inc. was $1.2 million for the three months ended September 30, 2016. These losses were not recorded as they exceeded the Company's investment balance.
During the nine months ended September 30, 2017, the Company's proportionate share of the losses of Evolent Inc. recognized in the consolidated statements of operations was $2.9 million and the Company recognized a $5.3 million post-tax dilution gain due to Evolent Inc.'s primary offering. During the nine months ended September 30, 2016, the Company's proportionate shares of the losses of Evolent Inc. was $3.5 million, of which $1.5 million was recognized in the consolidated statements of operations.
The carrying balance of the Company’s investment in Evolent Inc. was $15.3 million and $10.3 million as of September 30, 2017 and December 31, 2016, respectively. The Company had no unrecorded losses related to its investment in Evolent Inc. as of September 30, 2017.
Evolent LLC
During the three months ended September 30, 2017, the Company recognized $0.3 million for its proportionate share of the losses of Evolent LLC and a $2.3 million post-tax dilution gain due to Evolent Inc.'s primary offering in the consolidated statements of operations. During the three months ended September 30, 2016, the Company's proportionate share of the losses of Evolent LLC was $1.3 million. These losses were not recorded as they exceeded the Company's investment balance.
The Company's proportionate share of the losses of Evolent LLC was $2.7 million during the nine months ended September 30, 2017. During nine months ended September 30, 2017, the Company received total cash of $71.9 million from the sale of shares of Evolent Inc. Class A common stock which the Company received in exchange, on a one-for-one basis, for Evolent LLC Class B common units and shares of Evolent Inc. Class B common stock. The transactions resulted in post-tax gains of $42.3 million for the nine months ended September 30, 2017. In addition, the Company recognized a $2.3 million post-tax dilution gain due to Evolent Inc.'s primary offering during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company's proportionate share of the losses of Evolent LLC was $3.5 million, of which $1.2 million was recognized in the consolidated statements of operations.
The carrying balance of the Company’s investment in Evolent LLC was $5.4 million and $9.6 million as of September 30, 2017 and December 31, 2016, respectively. The Company had no unrecorded losses related to its investment in Evolent LLC as of September 30, 2017.
At the time of Evolent Inc.'s initial public offering and related reorganization, the Company carried over its basis in the investment, resulting in a significant difference between its basis and its proportionate share in the equity of Evolent Inc. As of September 30, 2017, the basis difference totaled $37.8 million and will decrease over time through amortization and upon any sale or dilutive transactions. Evolent Inc. gained control of Evolent LLC in the transaction and applied purchase and push down accounting. The Company has excluded the effects of this accounting in its determination of the equity in Evolent LLC losses, thereby reducing its share of losses from Evolent LLC for the affected periods.
Because of Evolent LLC's treatment as a partnership for federal income tax purposes, the losses of Evolent LLC pass through to the Company and the other members. The Company's proportionate share of the losses of Evolent LLC is recorded net of the estimated tax benefit the Company believes will be realized from the equity in loss of equity method investments on the consolidated statements of operations. Historically, the Company had provided a full valuation allowance against the deferred tax asset resulting from these benefits. In the three and nine months ended September 30, 2016, tax benefits of $5.1 million and $5.4 million, respectively, were recorded for the tax effects of the current year losses received from Evolent LLC. The provision for income taxes from gains (losses) from equity method investments recorded for current year dilution gains and the allocated share of losses from Evolent LLC and Evolent, Inc. for the three months ended September 30, 2017 was $3.6 million, representing an effective tax rate of 33.9%. The provision for income taxes from gains (losses) from equity method investments for the nine months ended September 30, 2017 was $26.4 million, representing an effective tax rate of 36.4%. Tax expense of $24.6 million was recorded for the tax effect of the current period gain on sale of shares in Evolent LLC and tax expense of $1.8 million was recorded for the tax effect of the current year dilution gains and the allocated share of losses from Evolent LLC and Evolent, Inc.
The gains from equity method investments on the consolidated statement of operations for the combined Evolent entities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dilution gain	$11,455	$—	$11,455	$2,026
Gain on partial sale of investment	—	48,565	66,853	48,565
Allocated share of losses	(935)	—	(5,596)	(2,732)
Tax (expense) benefit	(3,564)	(13,836)	(26,443)	(13,575)
Gains (losses) from equity method investments	$6,956	$34,729	$46,269	$34,284
In connection with Evolent Inc.'s initial public offering and the related reorganization, the Company and certain investors in Evolent LLC entered into a tax receivables agreement with Evolent Inc. Under the terms of that agreement, Evolent Inc. will make cash payments to the Company and certain investors in amounts equal to 85% of Evolent Inc.'s actual tax benefit realized from various tax attributes related to activity before the initial public offering. Interest will be included on the tax savings at the applicable London interbank offered rate plus 100 basis points. The tax receivables agreement will generally apply to Evolent Inc.'s taxable years up to and including the 15th anniversary date of the transaction. As of September 30, 2017, the Company had not received any payments pursuant to the tax receivables agreement. As the amount the Company will receive pursuant to the tax receivables agreement is unknown, the Company will recognize payments, if any, associated with this agreement when such payments are received.

The following is a summary of the financial position of Evolent LLC as of the dates presented (in thousands):

	As of
	September 30, 2017	December 31, 2016
Assets:
Current assets	$509,520	$154,555
Non-current assets	932,068	921,556
Total assets	$1,441,588	$1,076,111
Liabilities and members’ equity:
Current liabilities	$263,558	$131,926
Non-current liabilities	131,147	24,654
Total liabilities	394,705	156,580
Members’ equity	1,046,883	919,531
Total liabilities and members’ equity	$1,441,588	$1,076,111
The following is a summary of the operating results of Evolent LLC for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$107,912	$60,210	$321,222	$166,177
Cost of revenue (exclusive of depreciation and amortization)	68,281	33,905	203,802	95,295
Gross profit	$39,631	$26,305	$117,420	$70,882

Net loss	$(14,740)	$(16,029)	$(57,756)	$(203,199)
The following is a summary of the consolidated financial position of Evolent Inc. as of the dates presented (in thousands):

	As of
	September 30, 2017	December 31, 2016
Assets:
Current assets	$352,329	$264,966
Non-current assets	946,701	934,873
Total assets	$1,299,030	$1,199,839
Liabilities and shareholders' equity:
Current liabilities	$105,467	$131,941
Non-current liabilities	137,784	155,784
Total liabilities	243,251	287,725
Total shareholders' equity attributable to Evolent Health, Inc.	1,019,847	702,526
Non-controlling interests	35,932	209,588
Total liabilities and shareholders’ equity	$1,299,030	$1,199,839

The following is a summary of the consolidated operating results of Evolent Inc. for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$107,912	$60,210	$321,221	$166,177
Cost of revenue (exclusive of depreciation and amortization)	68,281	33,905	203,804	95,294
Gross profit	$39,631	$26,305	$117,417	$70,883

Loss before income taxes and non-controlling interests	$(14,843)	$(16,031)	$(57,986)	$(203,199)
Net loss	$(13,129)	$(15,775)	$(55,977)	$(201,585)
Loss attributable to Evolent Health, Inc.	$(12,588)	$(11,208)	$(47,506)	$(142,335)
Evolent LLC is in the early stages of its business plan and, as a result, the Company expects both Evolent Inc. and Evolent LLC to continue to incur losses. The Company’s investments are evaluated for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value. As of September 30, 2017, the Company believes that no impairment charge is necessary. For additional information on the fair value of the Company’s investment in the Evolent entities, see Note 3, “Fair value measurements.”
Note 7. Debt
The Company's credit facilities consist of (a) a five-year senior secured term loan facility in the principal amount of $475 million (“term facility”) and (b) a five-year senior secured revolving credit facility (“revolving credit facility”) under which up to $200 million principal amount of borrowings and other credit extensions may be outstanding at any time. Amounts drawn under the term facility and revolving credit facilities bear interest, payable quarterly, at an annual rate calculated, at the Company’s option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate ("LIBOR") plus an initial margin of 2.25%, subject in each case to margin reductions based on the Company’s total leverage ratio from time to time. As of September 30, 2017, based on the Company's historical leverage ratio, the interest rate margin was 2.00% and the stated annual interest rate on outstanding borrowings was 3.24%.
As of September 30, 2017, there was $100.0 million outstanding under the revolving credit facility and $80.9 million available for future borrowings. As of September 30, 2017, $19.1 million of standby letters of credit had been issued under the revolving credit facility.
Long-term debt is summarized as follows (in thousands):

As of September 30, 2017
3.24% term facility due fiscal 2020 ($388,750 face value less unamortized discount of $1,870)	$386,880
Revolving credit facility	100,000
Less: Amounts due in next twelve months ($71,875 face value less unamortized discount of $897)	(70,978)
Total long-term debt	$415,902
The credit agreement contains customary representations and warranties, events of default and financial and other covenants, including covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company's compliance with the two financial covenants is measured as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of September 30, 2017.
Interest expense for the three months ended September 30, 2017 and 2016 was $4.6 million and $4.5 million, respectively, inclusive of $0.3 million and $0.3 million, respectively, of amortization of debt issuance costs. In addition, interest expense is inclusive of an immaterial amount and $0.5 million of payments related to the interest rate swaps, described below, during the three months ended September 30, 2017 and 2016, respectively. Interest expense for the nine months ended September 30, 2017 and 2016 was $13.9 million and $13.7 million, respectively, inclusive of $0.8 million and $0.9 million, respectively, of amortization of debt issuance costs, and $0.5 million and $1.7 million, respectively, of payments related to the interest rate swaps described below.
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
At hedge inception, the Company entered into interest rate swap arrangements with notional amounts totaling $287.5 million. The swap was structured to have a declining notional amount which matches the amortization schedule of the term facility. As of September 30, 2017, the principal amount hedged was $244.4 million. Consistent with the terms of the Company's term facility, the interest rate swap agreements mature in February 2020 and have periodic interest settlements. Under the agreements, the Company is entitled to receive a floating rate based on the 1-month LIBOR and obligated to pay an average fixed rate of 1.282% on the outstanding notional amount. The Company has designated the interest rate swap as a cash flow hedge of the variability of interest payments under its term facility due to changes in the LIBOR benchmark interest rate. The difference between cash paid and received is recorded within interest expense on the consolidated statements of operations.
As of September 30, 2017 and 2016, the fair value of the interest rate swaps was an asset of $1.7 million and a liability of $3.1 million, respectively, and was recorded within prepaid expenses and other current assets and other long-term liabilities, respectively, on the Company's consolidated balance sheets. For the three months ended September 30, 2017 and 2016, the change in fair value of the swaps, net of tax, was an increase of $0.1 million and an increase of $0.8 million, respectively, and was reported as a component of accumulated other comprehensive income on the consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, the change in fair value of the swaps, net of tax, was an increase of $0.3 million and a decrease of $2.1 million, respectively. For the three months and nine months ended September 30, 2017 and 2016, there was no material hedge ineffectiveness recorded within the consolidated statements of operations. Changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period in which the hedged item affects earnings.
If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying debt agreements, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss on the consolidated statements of operations for the applicable period.
Note 8. Stockholders’ equity
The Company is authorized to purchase up to $550 million of the Company's common stock in its cumulative share repurchase program. The Company did not repurchase any shares of its common stock in the three and nine months ended September 30, 2017. The Company repurchased 211,011 and 1,951,258 shares of its common stock at a total cost of approximately $8.0 million and $61.6 million, respectively, in the three and nine months ended September 30, 2016, respectively, pursuant to its share repurchase program. The total amount of common stock purchased from inception under the program through September 30, 2017 was 19,778,800 shares at a total cost of $513.5 million. All such repurchases have been made in the open market, and all repurchased shares have been retired as of September 30, 2017. No minimum number of shares subject to repurchase has been fixed, and the share repurchase authorization has no expiration date. As of September 30, 2017, the remaining authorized repurchase amount was $36.5 million.
Note 9. Stock-based compensation
Stock incentive plans
The Company issues awards, including stock options and restricted stock units ("RSUs"), under the Company's 2009 Stock Incentive Plan (the "2009 Plan"). On May 31, 2017, the Company's stockholders approved an amendment to the “2009 Plan” that increased the number of shares of common stock issuable under the plan by 1,000,000 shares. After giving effect to the amendment, the aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan may not exceed 11,535,000. As of September 30, 2017, there were 2,404,057 shares available for issuance under the 2009 Plan.

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
Royall inducement plan
During the nine months ended September 30, 2017, the first vesting tranche of the awards issued under the Royall inducement plan vested in full. As of September 30, 2017, the Company continues to expect that 70% to 99% of the remaining performance targets will be achieved based on performance of the Royall programs and services through December 31, 2017, which would result in an additional vesting of 10% of the performance-based stock options and 10% of the performance-based RSUs eligible to vest, subject to forfeitures. During the three months ended March 31, 2017, the Company determined that it was no longer probable that the January 2019 and January 2020 vesting tranches, representing 20% of the awards, would vest. As a result, $0.9 million in compensation expense related to these tranches was reversed in the nine months ended September 30, 2017. The amount of stock-based compensation expense may increase or decrease over time based upon changes in expectations regarding whether the applicable performance conditions will be met. The actual amount of expense that the Company will recognize is based upon Royall's actual results. The option and RSU award activity related to these awards is reflected in the tables and related disclosure below.
Stock option activity
During the nine months ended September 30, 2017 and 2016, participants exercised 371,572 and 251,458 options, respectively, for a total intrinsic value of $3.9 million and $3.8 million, respectively. Intrinsic value is calculated as the number of shares exercised times the Company’s stock price on the exercise date reported on the NASDAQ Global Select Market less the exercise price of the option.
The following table summarizes the changes in common stock options outstanding under the Company’s stock incentive plans during the nine months ended September 30, 2017 and 2016:

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2015	2,013,325	$50.42	1,843,110	$41.73
Granted	319,900	28.20	1,025,100	28.52
Exercised	—	—	(251,458)	15.36
Forfeited	(215,370)	49.92	(22,195)	53.38
Expired	—	—	(17,347)	51.77
Outstanding, as of September 30, 2016	2,117,855	$47.11	2,577,210	$38.88

	Number of performance-based options	Weighted average exercise price	Number of service-based options	Weighted average exercise price
Outstanding, as of December 31, 2016	2,117,855	$47.11	2,525,178	$39.28
Granted	—	—	200,324	46.95
Exercised	(38,300)	39.30	(333,272)	37.12
Forfeited	(115,044)	51.19	(153,737)	42.62
Expired	—	—	—	—
Outstanding, as of September 30, 2017	1,964,511	$47.02	2,238,493	$40.06
Exercisable, as of September 30, 2017	485,836	$35.64	1,108,864	$43.49
The fair value of the service-based options granted during the nine months ended September 30, 2017 was estimated at $16.80 per share on the date of grant valued using a Black-Scholes model utilizing the following weighted average assumptions: risk-free interest rate of 2.0%; an expected term of approximately 5.0 years; expected volatility of 37.50%; and dividend yield of 0.0% over the expected life of the option.
During the nine months ended September 30, 2017 and 2016, 483,520 and 6,872 options, respectively, with market and/or performance-based conditions vested.
Restricted stock unit activity
During the nine months ended September 30, 2017 and 2016, participants vested in 372,324 and 315,446 RSUs, respectively, for a total intrinsic value of $18.0 million and $10.4 million, respectively. Intrinsic value is calculated as the number of shares vested times the Company’s closing stock price as reported on the NASDAQ Global Select Market at the vesting date. Of the RSUs vested in the nine months ended September 30, 2017 and 2016, 116,234 and 107,083 shares, respectively, were withheld to satisfy minimum employee tax withholding.
The following table summarizes the changes in RSUs granted under the Company’s stock incentive plans during the nine months ended September 30, 2017 and 2016:

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2015	301,032	$39.10	839,613	$52.82
Granted	23,580	32.28	490,165	30.92
Forfeited	(66,139)	51.15	(56,067)	47.36
Vested	(893)	50.41	(314,553)	51.47
Non-vested, September 30, 2016	257,580	$35.34	959,158	$42.39

	Number of performance-based RSUs	Weighted average grant date fair value	Number of service-based RSUs	Weighted average grant date fair value
Non-vested, December 31, 2016	257,580	$35.34	968,084	$42.13
Granted	106,870	46.95	266,203	47.76
Forfeited	(38,740)	51.48	(81,950)	44.79
Vested	(16,356)	49.97	(355,968)	45.79
Non-vested, September 30, 2017	309,354	$36.56	796,369	$42.10
The Company recognized stock-based compensation expense in the following consolidated statements of operations line items for stock options and RSUs for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,743	$2,443	$4,830	$7,123
Member relations and marketing	1,122	1,342	3,403	3,843
General and administrative	2,741	4,182	8,699	11,948
Total costs and expenses	$5,606	$7,967	$16,932	$22,914
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of September 30, 2017, $42.8 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.4 years.
Note 10. Income taxes

The Company's effective tax rates were 38.4% and 53.9% for the three months ended September 30, 2017 and 2016. The decrease is primarily attributable to the recording of non-recurring one-time unfavorable items and the impact of the federal return-to-provision during the three months ended September 30, 2016.
The Company's effective tax rates remained consistent at 39.5% and 39.6% for the nine months ended September 30, 2017 and 2016, respectively.
The Company uses a more-likely-than-not recognition threshold based on the technical merits of the tax position taken for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company does not expect that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. The Company classifies interest and penalties on any unrecognized tax benefits as a component of the provision for income taxes. The Company recognized an immaterial amount of interest in the consolidated statements of operations in the three and nine months ended September 30, 2017 and 2016, respectively. The Company files income tax returns in U.S. federal and state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations for filings in major tax jurisdictions before 2014.
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
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	40,706	40,102	40,517	40,651
Effect of dilutive outstanding stock-based awards	928	390	864	326
Diluted weighted average common shares outstanding	41,634	40,492	41,381	40,977
In the three months ended September 30, 2017 and 2016, 0.7 million and 1.6 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive. In the nine months ended September 30, 2017 and 2016, 0.9 million and 1.7 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive outstanding stock-based awards shown above because their effect was anti-dilutive.
As of September 30, 2017, the Company had 1.5 million nonqualified stock options and 0.3 million RSUs that contained either performance or market conditions, or both, and therefore were treated as contingently issuable awards. As of September 30, 2016, the Company had 1.8 million nonqualified stock options and 0.2 million RSUs that contained either performance or market conditions and were treated as contingently issuable awards. These awards are excluded from diluted earnings per share until the reporting period in which the necessary conditions are achieved. To the extent all necessary conditions have not yet been satisfied, the number of contingently issuable shares included in diluted earnings per share will be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. A total of 170,580 and 137,589 incremental shares related to contingently issuable awards were included within the diluted earnings per share calculations for the three and nine months ended September 30, 2017, respectively, as the related performance goals were met as of the balance sheet date. A total of 42,585 and 11,532 contingently issuable shares were included within the diluted earnings per share calculations for the three and nine months ended September 30, 2016, respectively, as the related performance goals were met as of September 30, 2016.

Note 12. Related parties
In June 2009, the Company invested in the convertible preferred stock of a private company that provides technology tools and support services to health care providers, including the Company’s members, and entered into a reseller licensing agreement with that company. As disclosed in Note 2, "Summary of significant accounting policies," of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, the private company is considered to be a related party.
The Company made payments to the private company under the reseller agreement of $1.6 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $4.2 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively. The payments are included in cost of services on the consolidated statements of operations.
Note 13. Costs of exit or disposal
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
As a result of the restructuring plan, the Company incurred one-time severance and other employee benefit costs of $1.5 million and $9.0 million during the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2017, the Company recorded $0.8 million and $1.6 million, respectively, of these amounts in cost of services, $0.2 million and $0.3 million, respectively, of these amounts in member relations and marketing expense, and $0.5 million and $7.1 million, respectively, of these amounts in general and administrative expense on the consolidated statements of operations. The Company expects to recognize approximately $1.3 million of additional one-time severance and other employee benefit costs through the remainder of the year ending December 31, 2017. Lease exit costs of 0.7 million and $3.9 million were incurred during the three and nine months ended September 30, 2017, respectively. The Company does not have any material accruals recorded on the consolidated balance sheets as of September 30, 2017 related to the restructuring plan. No exit or disposal costs were incurred in the three and nine months ended September 30, 2016.
Note 14. Supplemental cash flow
A summary of supplemental cash flow information for the three and nine months ended September 30, 2017 and 2016 is presented below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash paid (received) for:
Income taxes	$18,548	$10,324
Interest	$11,745	$10,648

Non-cash activities:
Increase in estimated cost of construction of a building under a build-to-suit lease	$84,651	$30,486
Clinovations earn-out liability share-based payment	$925	$2,703

Note 15. Commitments and Contingencies
The Company is involved in various claims, assessments, and legal proceedings that arise from time to time in the ordinary course of its business, including the legal proceeding identified below. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, assessments, or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such a determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made.
On August 3, 2017 and September 22, 2017, two purported class-action lawsuits were filed in U.S. District Courts for the Southern District of New York and the District of Columbia, respectively, naming as defendants the Company and two of its executive officers, one of whom is a director. In both complaints, plaintiffs allege that the Company’s public statements about its business and operations between January 21, 2015 and February 23, 2016 contained material misstatements and omissions in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder which artificially inflated the Company’s stock price. In addition to compensatory damages in an unspecified amount and attorneys’ fees, both actions seek such relief as the district court deems just and proper. On October 27, 2017, judges in both actions appointed lead plaintiffs and lead plaintiffs’ counsel after the only competing putative lead plaintiff withdrew itself from consideration. The Company believes these claims are without merit and intends to vigorously defend the actions.
Note 16. Subsequent events
On November 2, 2017, Evolent Inc. entered into a Stock Purchase Agreement, pursuant to which Evolent Inc. will acquire all of the stock of Premier Health Plan for a combination of cash and shares of Evolent Inc.’s Class A common stock. When closed, this transaction is expected to reduce the Company’s ownership in Evolent Inc. and Evolent LLC. The Company is currently evaluating the effect that this dilution has on its investment and will finalize its accounting for this transaction once the transaction closes and the final valuation report is available.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “our,” and “us” mean The Advisory Board Company and its consolidated subsidiaries.
This management’s discussion and analysis includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements can sometimes be identified by our use of such forward-looking words as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” and similar words and expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements, including the factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”). We undertake no obligation to update any forward-looking statements, whether as a result of circumstances or events that arise after the date the statements are made, new information, or otherwise.
Sale Transactions
Merger Agreement. On August 28, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OptumInsight, Inc. (“Optum”), a wholly-owned subsidiary of UnitedHealth Group Incorporated, and Apollo Merger Sub, Inc., a wholly-owned subsidiary of Optum (“Merger Sub”), pursuant to which, after the closing of the Education Transaction (as defined below), Merger Sub will merge with and into The Advisory Board Company, with The Advisory Board Company surviving as a wholly owned subsidiary of Optum (the “Merger”).
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock of will be converted into the right to receive the following, without interest: (i) $52.65 in cash, plus (ii) an additional cash amount based on the after-tax value of our ownership interest in Evolent Health, Inc. (“Evolent Inc.”) and Evolent Health LLC ("Evolent LLC"), which additional cash amount will be determined pursuant to the formula set forth in the Merger Agreement (the “Evolent Proceeds Amount”). Pursuant to the formula set forth in the Merger Agreement, the Evolent Proceeds Amount will consist of a per-share amount of (i) the after-tax value of any shares of Evolent Inc.’s Class A and Class B common stock held by us as of the close of business on the third business day prior to the Merger closing, plus (ii) the after-tax net proceeds of any sales by us of shares of Evolent Inc.’s Class A and Class B common stock following the date of the Merger Agreement and ending on and including the third business day prior to the Merger closing. The Evolent Proceeds Amount is not fixed and will fluctuate prior to the Merger closing based on changes in the trading price of Evolent Inc.’s Class A common stock, which trading price may be influenced by market conditions, among other factors.
The closing of the Merger is subject to various conditions, including the adoption of the Merger Agreement by our stockholders, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), applicable to the Merger and the waiting period under the HSR Act applicable to Optum’s secondary acquisition of our equity interests in Evolent Inc., and certain other conditions, including the occurrence of the closing of the Education Transaction. The expiration of the waiting period under the HSR Act applicable to the Merger occurred at 11:59 p.m. Eastern Time on October 10, 2017. On October 10, 2017, based on status discussions with the Antitrust Division of the Department of Justice, Optum withdrew and refiled its notification and report form regarding Optum’s secondary acquisition of the Company’s equity interests in Evolent Inc. to provide the Antitrust Division of the Department of Justice additional time to review the secondary acquisition.
The Merger Agreement contains certain termination rights for us and Optum. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Optum a termination fee of $42 million.
Education Purchase Agreement. Concurrently with the execution of the Merger Agreement, we entered into a Stock and Asset Purchase Agreement (the “Education Purchase Agreement”) with Avatar Holdco, LLC and Avatar Purchaser, Inc. (collectively, “Education Buyer”), pursuant to which we will sell our education business to Education Buyer (the “Education Transaction”). Avatar Holdco, LLC and Avatar Purchaser, Inc. were formed by Vista Equity Partners Fund VI, L.P.
Upon the terms and subject to the conditions set forth in the Education Purchase Agreement, at the closing of the Education Transaction, we will sell to Education Buyer the stock of Royall Acquisition Co., our wholly-owned subsidiary, and certain of our assets related to our education business for $1.55 billion in cash, subject to certain adjustments. Education Buyer will assume certain of our liabilities related to our education business.
The closing of the Education Transaction is subject to various conditions, including the expiration or early termination of the waiting period under the HSR Act applicable to the Education Transaction, which expired at 11:59 p.m. Eastern Time on October 10, 2017, and certain other conditions, including the condition that all closing conditions under the Merger Agreement must be satisfied or waived and each of the Company, Optum and Merger Sub must be in a position to consummate the Merger immediately following or concurrently with the closing of the Education Transaction.
The Education Purchase Agreement contains certain termination rights for us and Education Buyer. Upon termination of the Education Purchase Agreement under specified circumstances, we may be required to pay Education Buyer a termination fee of $42 million or $47 million. The Transaction is expected to close in 2017.
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
We provide members with best-practice industry research and insights that they need to thrive in a dynamic market. We then help to guide and support our members in the implementation of these best practices through proprietary, high-value technology, services, and consulting capabilities. All of our programs are rooted in best practices and extend across four key areas:

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
Our membership business model allows us to create value for our members by providing proven solutions to common and complex problems as well as high-quality content and innovative software on a broad set of relevant issues. In each of our programs, we generally invoice and collect fees in advance of accrual revenue recognition. Our revenue declined 8.6% and 3.6% in the three and nine months ended September 30, 2017 over the three and nine months ended September 30, 2016, respectively.
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
Critical Accounting Policies
Our accounting policies, which are in compliance with U.S. generally accepted accounting principles (“GAAP”) require us to apply methodologies, estimates, and judgments that have a significant effect on the results we report in our financial statements. In our 2016 Form 10-K, we have discussed those material accounting policies that we believe are critical and require the use of complex judgment in their application. There have been no material changes to our policies since our fiscal year ended December 31, 2016.
Non-GAAP Financial Presentation
This management’s discussion and analysis presents supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These financial measures, which are considered “non-GAAP financial measures” under SEC rules, are referred to as adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, and adjusted effective tax rate. See “Non-GAAP Financial Measures” below for information about our use of these non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of such measures, and reconciliations of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Results of Operations
The following tables show consolidated statements of operations data, including the amounts expressed as a percentage of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2017		2016
Revenue	$183,126	100.0%	$200,455	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	95,849	52.3%	104,215	52.0%
Member relations and marketing	31,359	17.1%	32,706	16.3%
General and administrative	41,416	22.6%	32,227	16.1%
Depreciation and amortization	20,479	11.2%	19,173	9.6%
Total costs and expenses	189,103	103.2%	188,321	94.0%
Operating (loss) income	(5,977)	(3.2)%	12,134	6.0%
Other expense:
Interest expense	(4,638)	(2.5)%	(4,530)	(2.3)%
Other income (expense), net	436	0.2%	(1,516)	(0.7)%
Total other expense, net	(4,202)	(2.3)%	(6,046)	(3.1)%
(Loss) income before benefit (provision) for income taxes and gains (losses) from equity method investments	(10,179)	(5.5)%	6,088	2.9%
Benefit (provision) for income taxes	3,908	2.1%	(3,279)	(1.7)%
Gains from equity method investments	6,956	3.8%	34,729	17.3%
Net income	$685	0.4%	$37,538	18.5%

	Nine Months Ended September 30,
	2017		2016
Revenue	$577,964	100.0%	$599,572	100.0%
Costs and expenses:
Cost of services, excluding depreciation and amortization	296,279	51.3%	296,604	49.5%
Member relations and marketing	97,455	16.9%	97,819	16.3%
General and administrative	124,979	21.6%	96,274	16.1%
Depreciation and amortization	64,458	11.2%	57,857	9.6%
Total costs and expenses	583,171	101.0%	548,554	91.5%
Operating (loss) income	(5,207)	(1.0)%	51,018	8.5%
Other expense:
Interest expense	(13,868)	(2.4)%	(13,738)	(2.3)%
Other income (expense), net	579	0.1%	(2,380)	(0.4)%
Total other expense, net	(13,289)	(2.3)%	(16,118)	(2.7)%
(Loss) income before benefit (provision) for income taxes and gains (losses) from equity method investments	(18,496)	(3.3)%	34,900	5.8%
Benefit (provision) for income taxes	7,313	1.3%	(13,812)	(2.3)%
Gains from equity method investments	46,269	8.0%	34,284	5.7%
Net income	$35,086	6.0%	$55,372	9.2%

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Net income. Net income decreased to $0.7 million in the three months ended September 30, 2017 from $37.5 million in the three months ended September 30, 2016. The decrease in net income in the current period was primarily attributable to a reduction in gains recognized on our investment in Evolent as a result of a $7.6 million post-tax dilution gain due to Evolent Inc.'s primary offering during the three months September 30, 2017, compared to a $29.7 million post-tax gain on the sale of shares of Class A common stock of Evolent Inc. in the prior year period, as well as to a $17.3 million decrease in revenue.
Net income was $35.1 million in the nine months ended September 30, 2017 compared to $55.4 million in the nine months ended September 30, 2016. The decrease in net income in the nine months ended September 30, 2017 was primarily attributable to a $21.6 million decrease in revenue from the prior year period and our incurrence in the current period of incremental costs of $45.4 million related to our restructuring and strategic alternatives plan. The effect of these factors was offset by an increase in gains from our equity method investments of $12.0 million and the change in our tax provision to a $7.3 million benefit in the nine months ended September 30, 2017 from expense of $13.8 million in the comparable period.
Revenue. Total revenue decreased 8.6% to $183.1 million in the three months ended September 30, 2017 from $200.5 million in the three months ended September 30, 2016. Total revenue decreased 3.6% to $578.0 million in the nine months ended September 30, 2017 from $599.6 million in the nine months ended September 30, 2016.
Revenue from our health care business decreased 14.3% to $125.7 million in the three months ended September 30, 2017 from $146.7 million in the three months ended September 30, 2016, and decreased 10.0% to $391.6 million in the nine months ended September 30, 2017 from $435.0 million in the nine months ended September 30, 2016. The decreases in the three and nine months ended September 30, 2017 were primarily due to the discontinuation of several programs, announced in conjunction with our restructuring and strategic alternatives plan on January 3, 2017, and lower health care technology and consulting sales at the end of 2016 and 2017.
Revenue from our education business increased 6.9% to $57.4 million in the three months ended September 30, 2017 from $53.7 million in the three months ended September 30, 2016, and increased 13.2% to $186.4 million in the nine months ended September 30, 2017 from $164.6 million in the nine months ended September 30, 2016. The increases in the three and nine months ended September 30, 2017 were primarily attributable to strong renewal rates in our best practices research and technology programs and new sales growth in our data-enabled services programs.
Cost of services. Cost of services decreased to $95.8 million in the three months ended September 30, 2017 from $104.2 million in the three months ended September 30, 2016, and decreased to $296.3 million in the nine months ended September 30, 2017 from $296.6 million in the nine months ended September 30, 2016. As a percentage of revenue, cost of services was 52.3% and 52.0% in the three months ended September 30, 2017 and 2016, respectively, and 51.3% and 49.5% in the nine months ended September 30, 2017 and 2016, respectively. The increase in cost of services as a percentage of revenue was attributable to an increase in exited program costs related to our restructuring plan. Cost of services included fair value adjustments to our acquisition-related earn-out liabilities, which consisted of a decrease of $0.1 million and an increase of $0.8 million in the three months ended September 30, 2017 and 2016, respectively, and increases of $0.4 million and $1.5 million in the nine months ended September 30, 2017 and 2016, respectively.
Member relations and marketing expense. Member relations and marketing expense decreased to $31.4 million in the three months ended September 30, 2017 from $32.7 million in the three months ended September 30, 2016, and decreased to $97.5 million in the nine months ended September 30, 2017 from $97.8 million in the nine months ended September 30, 2016. The decrease in member relations and marketing expense was primarily attributable to decreases in sales staff and related travel and other associated costs, as well as to a decrease in member relations personnel and related costs required to serve our membership base. As a percentage of revenue, member relations and marketing expense was 17.1% and 16.3% in the three months ended September 30, 2017 and 2016, respectively, and 16.9% and 16.3% in the nine months ended September 30, 2017 and 2016, respectively.
General and administrative expense. General and administrative expense increased to $41.4 million in the three months ended September 30, 2017 from $32.2 million in the three months ended September 30, 2016, and increased to $125.0 million in the nine months ended September 30, 2017 from $96.3 million in the nine months ended September 30, 2016. The increases in general and administrative expense were primarily attributable to additional costs related to our restructuring and strategic alternatives plan of $11.6 million and $33.0 million in the three and nine months ended September 30, 2017, respectively. As a percentage of revenue, general and administrative expense increased to 22.6% in the three months ended September 30, 2017 from 16.1% in the three months ended September 30, 2016, and increased to 21.6% in the nine months ended September 30, 2017 from 16.1% in the nine months ended September 30, 2016.
Depreciation and amortization expense. Depreciation and amortization expense increased to $20.5 million in the three months ended September 30, 2017 from $19.2 million in the three months ended September 30, 2016, and increased to $64.5 million in the nine months ended September 30, 2017 from $57.9 million in the nine months ended September 30, 2016. The increases in depreciation and amortization expense in the current periods were primarily attributable to increased amortization expense from developed capitalized internal-use software, depreciation of improvements made to build out new office space, and a $0.8 million loss on the disposal of furniture, fixtures, and equipment. As a percentage of revenue, depreciation and amortization expense increased to 11.2% in the three and nine months ended September 30, 2017 from 9.6% in the three and nine months ended September 30, 2016.
Interest expense. Interest expense increased to $4.6 million for the three months ended September 30, 2017 from $4.5 million for the three months ended September 30, 2016, and increased to $13.9 million in the nine months ended September 30, 2017 from $13.7 million in the nine months ended September 30, 2016. The increases in interest expense during the three and nine months ended September 30, 2017 were attributable to an increase in the weighted average interest rate on our outstanding credit facility borrowings during the current year.
Other expense, net. Other expense, net was income of $0.4 million in the three months ended September 30, 2017 compared to expense of $1.5 million in the three months ended September 30, 2016, and income of $0.6 million in the nine months ended September 30, 2017 compared to expense of $2.4 million in the nine months ended September 30, 2016. We recognized foreign exchange gains of $0.4 million and $0.1 million in the three months ended September 30, 2017 and 2016, respectively, and recognized foreign exchange gains of $0.6 million and losses of $0.6 million in the nine months ended September 30, 2017 and 2016, respectively, as a result of the effect of fluctuating currency rates on our receivable balances denominated in foreign currencies. In addition, we incurred a $1.8 million loss on a cost method investment during the three months ended September 30, 2016.
Benefit (provision) for income taxes. Our income tax benefit was $3.9 million for the three months ended September 30, 2017 and our provision for income taxes was $3.3 million for the three months ended September 30, 2016. Our income tax benefit was $7.3 million for the nine months ended September 30, 2017 and our provision for income taxes was $13.8 million for the nine months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2017 was 38.4% compared to 53.9% for the three months ended September 30, 2016. The decrease is primarily attributable to the recording of non-recurring one-time unfavorable items and the impact of the federal return-to-provision during the three months ended September 30, 2016. Our effective tax rate remained consistent at 39.5% for the nine months ended September 30, 2017 compared to 39.6% for the nine months ended September 30, 2016.
Deferred tax assets are reduced by a valuation allowance when, in our management’s opinion, it is more likely than not that some portion of the entire deferred tax asset will not be realized. As of September 30, 2017, there was no change in the realizability of the deferred tax assets.
Gains (losses) from equity method investments. Our investments in Evolent Inc. and Evolent LLC, net of tax, generated gains of $7.0 million and $34.7 million in the three months ended September 30, 2017 and September 30, 2016, respectively. Such investments, net of tax, generated gains of $46.3 million and $34.3 million in the nine months ended September 30, 2017 and September 30, 2016, respectively.
The primary driver for the gain in the current periods was recognition of a post-tax dilution gain of $7.6 million due to Evolent Inc.'s primary offering during the three and nine months ended September 30, 2017 and the recognition of a $42.3 million post-tax gain on sales of shares of Evolent Inc. Class A common stock we received in exchange, on a one-for-one basis, for Evolent LLC Class B common units and shares of Evolent Inc. Class B common stock during the nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, our proportionate share of losses in our investments in Evolent Inc. and Evolent LLC were $0.9 million and $5.6 million, respectively. We had no unrecorded losses related to our investments in Evolent Inc. and Evolent LLC as of September 30, 2017.
During the three and nine months ended September 30, 2016, our proportionate share of losses in our investments in Evolent Inc. and Evolent LLC were $2.5 million and $7.0 million, respectively, of which $0.0 million and $2.7 million, respectively, was recognized in our consolidated statements of operations. These losses were offset by a $29.7 million post-tax gain on the sale of a portion of our ownership interest in Evolent Inc. during the three and nine months ended September 30, 2016 and a dilution gain of $2.0 million due to Evolent Inc.'s primary offering during the nine months ended September 30, 2016. We had a total of $3.3 million in unrecorded losses related to our investments in Evolent Inc. and Evolent LLC as of September 30, 2016.

Stock-based compensation expense. We recognized the following stock-based compensation expense in the consolidated statements of operations line items for stock options and restricted stock units ("RSUs") issued under our stock incentive plans for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense included in:
Costs and expenses:
Cost of services	$1,743	$2,443	$4,830	$7,123
Member relations and marketing	1,122	1,342	3,403	3,843
General and administrative	2,741	4,182	8,699	11,948
Total costs and expenses	$5,606	$7,967	$16,932	$22,914
There are no stock-based compensation costs capitalized as part of the cost of an asset.
As of September 30, 2017, $42.8 million of total unrecognized compensation cost related to outstanding options and non-vested RSUs was expected to be recognized over a weighted average period of 2.4 years.
Restructuring and strategic alternative costs. During 2017, we approved a restructuring plan and a process to explore, review, and evaluate a range of potential strategic alternatives focused on maximizing shareholder value. In connection with our restructuring and strategic alternatives plan, we are reducing our workforce as a part of a broader effort to more closely align operating expenses with our long-term strategic initiatives and current macroeconomic business conditions. We anticipate that the reduction-in-force will affect approximately 160 employees and will be completed during fiscal year 2017. As of September 30, 2017, 141 positions have been eliminated. We closed four offices and are completing a gradual wind-down process of several health care products, to be completed by the end of fiscal year 2017.
As a result of these actions and the transactions described under “- Sale Transactions” above, for the three and nine months ended September 30, 2017, we incurred salary, severance, and other employee benefit costs of $2.3 million and $15.6 million, respectively, legal and financial advisory fees of $7.9 million and $17.4 million, respectively, and other operating costs, inclusive of primarily rent, depreciation, and contract exit costs, of $5.2 million and $18.1 million, respectively. For the three and nine months ended September 30, 2017, we recognized in our consolidated statements of operations $2.1 million and $12.2 million, respectively, of such amounts in cost of services; $0.2 million and $0.6 million, respectively, of such amounts in member relations and marketing expense; $11.6 million and $33.0 million, respectively, of such amounts in general and administrative expense; and $1.6 million and $5.3 million, respectively, of such amounts in depreciation and amortization expense. We incurred lease exit costs of $0.7 million and $3.9 million during the three and nine months ended September 30, 2017. No restructuring or exit costs were incurred in the three and nine months ended September 30, 2016.
Non-GAAP Financial Measures
The tables below present supplemental measures of our performance which we have derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. We refer to these financial measures, which are considered “non-GAAP financial measures” under SEC rules, as adjusted revenue, adjusted EBITDA, adjusted net income, non-GAAP earnings per diluted share, and adjusted effective tax rate.
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
Adjusted net income and adjusted EBITDA. Adjusted net income for the three months ended September 30, 2017 decreased 2.1% to $11.1 million from $11.3 million for the three months ended September 30, 2016 and adjusted EBITDA for the three months ended September 30, 2017 decreased 14.4% to $34.5 million from $40.4 million for the three months ended September 30, 2016. Adjusted net income for the nine months ended September 30, 2017 decreased 7.2% to $45.6 million from $49.1 million for the nine months ended September 30, 2016 and adjusted EBITDA for the nine months ended September 30, 2017 decreased 7.2% to $123.8 million from $133.4 million for the nine months ended September 30, 2016. The decreases in adjusted EBITDA and adjusted net income compared to the prior year periods were primarily attributable to the reduction in revenue, increased costs related to new consulting arrangements, decreased capitalization of software development costs, and increased expense from third-party finance and accounting advisory services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$183,126	$200,455	$577,964	$599,572
Revenue from exited programs	279	3,624	1,246	13,613
Adjusted revenue	$182,847	$196,831	$576,718	$585,959

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$685	$37,538	$35,086	$55,372
Loss (income) from exited programs	2,293	(102)	10,177	(1,138)
Depreciation and amortization	20,479	19,173	64,458	57,857
Depreciation and amortization from exited programs	(1,554)	(531)	(4,666)	(1,506)
Gains from equity method investments	(6,956)	(34,729)	(46,269)	(34,284)
(Benefit) provision for income taxes	(3,908)	3,279	(7,313)	13,812
Interest expense	4,638	4,530	13,868	13,738
Other expense (income), net	(436)	1,516	(579)	2,380
Fair value adjustments to acquisition-related earn-out liabilities	(73)	788	379	1,493
Build-to-suit land rent	931	931	2,793	2,801
Stock-based compensation expense	5,606	7,967	16,932	22,914
Restructuring and strategic alternative charges	12,835	—	38,964	—
Adjusted EBITDA	$34,540	$40,360	$123,830	$133,439

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$685	$37,538	$35,086	$55,372
Loss (income) from exited programs	2,293	(102)	10,177	(1,138)
Gains from equity method investments	(6,956)	(34,729)	(46,269)	(34,284)
Amortization of acquisition-related intangibles	6,555	7,026	19,955	21,425
Fair value adjustments to acquisition-related earn-out liabilities	(73)	788	379	1,493
Loss on cost method investment	—	1,800	—	1,800
Build-to-suit land rent	931	931	2,793	2,801
Stock-based compensation expense	5,606	7,967	16,932	22,914
Restructuring and strategic alternative charges	12,835	—	38,964	—
Income tax effects and adjustments	(10,806)	(9,916)	(32,402)	(21,247)
Adjusted net income	$11,070	$11,303	$45,615	$49,136

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income per diluted share	$0.02	$0.93	$0.85	$1.35
Loss (income) from exited programs	0.06	—	0.25	(0.03)
Gains from equity method investments	(0.17)	(0.86)	(1.12)	(0.84)
Amortization of acquisition-related intangibles	0.16	0.18	0.48	0.52
Fair value adjustments to acquisition-related earn-out liabilities	—	0.02	0.01	0.04
Loss on cost method investment	—	0.04	—	0.04
Build-to-suit land rent	0.02	0.02	0.07	0.07
Stock-based compensation expense	0.13	0.20	0.41	0.56
Restructuring and strategic alternative charges	0.31	—	0.94	—
Income tax effects and adjustments	(0.26)	(0.24)	(0.78)	(0.52)
Non-GAAP adjusted earnings per diluted share	$0.27	$0.29	$1.11	$1.19
Liquidity and Capital Resources
Cash flows generated from operating activities represent our primary source of liquidity. We believe that operating cash flows and existing cash and cash equivalents will be sufficient to support our expected operating and capital expenditures, as well as debt service obligations, during at least the next 12 months.
Our cash and cash equivalents as of September 30, 2017 increased to $151.5 million from $91.2 million as of December 31, 2016. During the nine months ended September 30, 2017, we received net cash proceeds of $71.9 million from our sales of Evolent Inc. Class A common stock described elsewhere in this management's discussion and analysis. We did not sell shares of Evolent Inc. Class A common stock during the nine months ended September 30, 2016.
We did not purchase shares of our common stock through our share repurchase program during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we expended $61.6 million in cash to purchase shares of our common stock through this program.

Cash flows
Cash flows from operating activities. The combination of profitable operations and payment for services in advance of accrual revenue typically results in operating activities that generate cash flows in excess of net income on an annual basis. Cash flows from operating activities fluctuate from quarter to quarter based on the timing of new and renewal contracts as well as certain expenses. Net cash flows provided by operating activities decreased to $45.1 million in the nine months ended September 30, 2017 from net cash flows provided by operating activities of $56.5 million in the nine months ended September 30, 2016. The decrease in net cash flows provided by operating activities in the current period was primarily attributable to costs related to our restructuring and strategic alternatives plan.
Cash flows from investing activities. Our cash management and investment strategy and capital expenditure programs affect investing cash flows. Net cash flows provided by investing activities was $46.8 million in the nine months ended September 30, 2017 compared to net cash flows used in investing activities of $9.4 million in the nine months ended September 30, 2016. The increase in net cash flows provided by investing activities in the current period was primarily attributable to cash of $71.9 million received from our sales of Evolent Inc. Class A common stock, which was offset in part by payments of $25.1 million for capital expenditures. Investing activities during the nine months ended September 30, 2016 consisted of cash received from our sale of Evolent Inc. Class A common stock of $48.6 million, which was offset in part by capital expenditures of $37.2 million.
Cash flows from financing activities. We had net cash flows used in financing activities of $31.6 million and $82.6 million in the nine months ended September 30, 2017 and 2016, respectively. Cash flows from financing activities during the nine months ended September 30, 2017 consisted of $35.9 million of debt repayments, the withholding of $5.8 million in shares to satisfy the minimum employee tax withholding for vested RSUs, $0.3 million of proceeds from the issuance of common stock under our employee stock purchase plan, and the payment of $0.2 million of acquisition-related earn-out payments. These cash flows were offset by $10.0 million of proceeds from the issuance of common stock upon the exercise of stock options.
Financing activities during the nine months ended September 30, 2016 primarily consisted of the repurchase of $61.6 million of shares under our stock repurchase program, $38.6 million of debt repayments, a $3.6 million acquisition-related earn-out payment, and the withholding of $3.5 million of shares to satisfy the minimum employee tax withholding for vested RSUs. These cash flows were offset in part by $17.0 million of proceeds from borrowings under our revolving credit facility, $3.3 million of proceeds from the issuance of common stock upon the exercise of stock options and $3.9 million in additional tax benefits related to stock-based compensation arrangements.
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
Term facility. The term loans are repayable in quarterly installments, which commenced with the quarter ended June 30, 2015, equal to a specified percentage of the aggregate principal amount drawn on the facility closing date, as follows: (a) 1.25% for each of the first eight full fiscal quarters following the facility closing date; (b) 2.50% for each of the ninth through twelfth full fiscal quarters following the facility closing date; and (c) 3.75% for each of the thirteenth through nineteenth full fiscal quarters following the facility closing date. As of September 30, 2017, $388.8 million was outstanding under the term facility.
Amounts drawn under the term facility generally bear interest, payable monthly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, or “LIBOR,” plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of September 30, 2017, based on our historical leverage ratio, the interest rate margin was 2.00%.
Revolving credit facility. As of September 30, 2017, under the revolving credit facility, $100.0 million of borrowings were outstanding, $19.1 million of standby letters of credit had been issued, and $80.9 million was available for future borrowings.
Amounts drawn under the revolving credit facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of September 30, 2017, based on our historical leverage ratio, the interest rate margin was 2.00%.
We are obligated to pay a commitment fee at an initial annual rate of 0.25%, subject to reduction based on our total leverage ratio from time to time, accruing on the average daily amount of available commitments under the revolving credit facility.

We are required to maintain compliance with financial covenants consisting of (a) a maximum total leverage ratio and (b) a minimum interest coverage ratio, each measured as of the last day of our fiscal quarter, for a period consisting of our most recently completed four fiscal quarters. We were in compliance with these financial covenants as of September 30, 2017.
Contractual Obligations
There were no material changes related to contractual obligations and commitments from the information provided in our 2016 Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.
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
Interest rate risk. As of September 30, 2017, we had $388.8 million of outstanding borrowings under our term facility and $100.0 million of outstanding borrowings under our revolving credit facility. Amounts drawn under each facility generally bear interest, payable quarterly, at an annual rate calculated, at our option, on the basis of either (a) an alternate base rate plus an initial margin of 1.25% or (b) the applicable London interbank offered rate, plus an initial margin of 2.25%, subject in each case to margin reductions based on our total leverage ratio from time to time. As of September 30, 2017, our outstanding borrowings accrued interest at an annual rate of 3.24%. Accordingly, we are exposed to fluctuations in interest rates on borrowings under the facilities. A hypothetical 10% increase in LIBOR would increase our annual cash interest expense on our variable-rate debt by approximately $0.6 million.
We utilize three interest rate swaps to manage our exposure to changes in interest rates on a portion of our variable-rate indebtedness. Our interest rate swaps are with major financial institutions and are not used for speculative or trading purposes. As of September 30, 2017, the outstanding notional amount on the interest rate swaps was $244.4 million. Our objective with respect to these interest rate swaps is to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We have designated our interest rate swaps as cash flow hedges, and changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) in our consolidated statements of operations appearing elsewhere in this report. Hedge ineffectiveness, if any, associated with the interest rate swaps will be reported in interest expense. We have recorded the interest rate swaps at fair value, which amounted to an asset of $1.7 million as of September 30, 2017.
Foreign currency risk. Our international operations, which account for approximately 2.4% of our revenue, subject us to risks related to currency exchange fluctuations. Prices for our services sold to members located outside the United States are sometimes denominated in local currencies (primarily the British Pound Sterling). As a consequence, increases in the value of the U.S. dollar against local currencies in countries where we have members would result in a foreign exchange loss recognized by us. We recognized foreign exchange gains of $0.4 million and $0.1 million in the three months ended September 30, 2017 and 2016, respectively, and a gain of $0.6 million and loss of $0.6 million in the nine months ended September 30, 2017 and 2016, respectively, which are included in other expense, net in our consolidated statements of operations appearing elsewhere in this report. A hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our financial position as of September 30, 2017.

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
As previously disclosed under “Item 9A - Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, we concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to a material weakness in our internal control over financial reporting described below. Based on the previously disclosed material weakness, which we continue to work to remediate and view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective. In light of the weakness in internal control over financial reporting, prior to filing our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures that have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting described below, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.
The material weakness in our internal control over financial reporting, which is described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that continued to exist as of September 30, 2017 relates to the material weakness in our tax controls. Although we have made improvements to such controls, we have concluded that the material weakness has not been remediated as of September 30, 2017. Specifically, we have concluded that the internal controls over the tax accounts have not been designed or do not operate at a sufficient level of precision to prevent or detect and correct a material misstatement. We identified errors in current and prior periods in the tax accounts that resulted from control deficiencies in the tax process. These errors were not material to the affected financial statements. However, we concluded that these control deficiencies in aggregate represent a material weakness as there is a reasonable possibility that the controls as currently operating would not prevent or detect and correct a material misstatement.
Management's Remediation Initiatives
We are making progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period to ensure that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We have assigned some personnel to implement and monitor our short-term and long-term remediation plans and other personnel to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weakness.
With respect to the material weakness in our tax controls, we have made control improvements, including expanded procedures over completeness and accuracy of data utilized in our tax provision and enhanced documentation of management review controls. We also plan to add personnel with additional experience and technical capability to provide effective oversight of our tax function.
(b) Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses related to our internal control over financial reporting, as described above. However, our remediation efforts were not complete as of September 30, 2017. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
On August 3, 2017 and September 22, 2017, two purported class-action lawsuits were filed in U.S. District Courts for the Southern District of New York and the District of Columbia, respectively, naming as defendants the Company and two of its executive officers, one of whom is a director. In both complaints, plaintiffs allege that the Company’s public statements about its business and operations between January 21, 2015 and February 23, 2016 contained material misstatements and omissions in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder which artificially inflated the Company’s stock price. In addition to compensatory damages in an unspecified amount and attorneys’ fees, both actions seek such relief as the district court deems just and proper. On October 27, 2017, judges in both actions appointed lead plaintiffs and lead plaintiffs’ counsel after the only competing putative lead plaintiff withdrew itself from consideration. We believe these claims are without merit and intend to vigorously defend the actions.

Item 1A.	Risk Factors.
As discussed in this report, our actual results could differ materially from the expected results expressed or implied in our forward-looking statements. The risk factors set forth below relate to our contemplated Merger and Education Transaction and should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The risks described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.
While the Merger and Education Transaction are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
Whether or not the Merger and the Education Transaction are completed, the fact that they are pending may disrupt the current plans and operations of the Company, which could have an adverse effect on our business and financial results. The pendency of the Merger and the Education Transaction may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending Merger and Education Transaction and those uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger and Education Transaction are pending or if they fail to close. We may incur significant costs, charges or expenses relating to the Merger and Education Transaction, regardless of whether or not they are completed.
Furthermore, we cannot predict how our members, suppliers and others with whom we do business will view or react to the pending Merger and Education Transaction in the future. Third parties with business relationships with us may seek to terminate and/or renegotiate their relationships with us as a result of the Merger and the Education Transaction, whether pursuant to the terms of their existing agreements with us or otherwise. If we are unable to maintain our normal relationships as a result of the pending Merger and Education Transaction, our financial results may be adversely affected.
While the Merger Agreement and the Education Purchase Agreement are in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and the Education Transaction, could result in our inability to respond effectively to competitive pressures and industry developments and may otherwise have a material adverse effect on our future results of operations or financial condition.
It is also possible that one or more lawsuits could be brought challenging the Merger and/or the Education Transaction. If dismissals are not obtained or settlements are not reached, such lawsuits could prevent or delay completion of the Merger and the Education Transaction and/or result in substantial costs to us.
Failure to complete the Merger and the Education Transaction could adversely affect our business and the market price of our common stock.
There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including, among other things, the approval of the Merger Agreement by the holders of our outstanding shares of common stock, the expiration or early termination of the waiting period under the HSR Act applicable to the Merger and the waiting period under the HSR Act applicable to Optum’s secondary acquisition of our equity interests in Evolent, and certain other conditions, including the occurrence of the closing of the Education Transaction. There is no assurance that the closing of the Education Transaction will occur. Consummation of the Education Transaction is subject to various conditions, including, among other things, the expiration or early termination of the waiting period under the HSR Act applicable to the Education Transaction, which has been obtained, and certain other conditions, including the condition that all closing conditions under the Merger Agreement must be satisfied or waived and each of the Company, Optum and Merger Sub must be in a position to consummate the Merger immediately following or concurrently with the closing of the Education Transaction. We cannot predict with certainty whether and when any of these conditions will be satisfied. If the Merger and the Education Transaction are not consummated, our stock price will likely decline as our stock has recently traded based on the proposed per share price for the Merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger and the Education Transaction do not occur. Any failed transaction may result in negative publicity and a negative impression of us in the investment community. In certain circumstances, if the Merger Agreement is terminated, we may be required to pay Optum a termination fee of $42 million. In certain circumstances, if the Education Purchase Agreement is terminated, we may be required to pay Education Buyer a termination fee of $42 million or $47 million. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.

Item 5.	Other Information.
The following notice requirements supersede the notice requirements set forth in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the SEC on April 21, 2017.
FUTURE STOCKHOLDER PROPOSALS
On August 28, 2017, the Company entered into an Agreement and Plan of Merger with OptumInsight, Inc. (“Optum”), a wholly owned subsidiary of UnitedHealth Group Incorporated, and Apollo Merger Sub, Inc., a wholly owned subsidiary of Optum (“Merger Sub”), pursuant to which, after the closing of the education transaction, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Optum (the “Merger”). If the Merger is completed, we will have no public stockholders and there will be no public participation in any future meetings of stockholders of the Company. However, if the Merger is not completed, the Company’s stockholders would continue to be entitled to attend and participate in the Company’s stockholders’ meetings.
The Company will hold an annual meeting of stockholders in 2018 only if the Merger has not already been completed. If the Merger is not completed and any stockholder intends to present a proposal to be considered for inclusion in our proxy material in connection with the 2018 annual meeting of stockholders (if one is held), any stockholder proposals submitted pursuant to Exchange Act Rule 14a-8 and intended to be presented at the 2018 annual meeting of stockholders must be received by the Company at its principal executive offices on or before December 22, 2017 to be eligible for inclusion in the proxy statement and form of proxy card to be distributed by the Board of Directors in connection with such meeting.
In the event the Company’s 2018 annual meeting of stockholders is held prior to the completion of the Merger, any stockholder proposals (including recommendations of nominees for election to the Board of Directors) intended to be presented at the 2018 annual meeting of stockholders, other than a stockholder proposal submitted pursuant to Exchange Act Rule 14a-8, must be received in writing at the Company’s principal executive offices not earlier than January 31, 2018 or later than March 2, 2018. The stockholder’s notice must set forth the following information to be in proper form:

•
a brief description of the business to be brought before the meeting, the text of the proposal or business (including the text of any resolutions proposed for consideration and, in the event that such business includes a proposal to amend our bylaws, the language of the proposed amendment), the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner of common stock, if any, on whose behalf the proposal is made;

•	the name and address of such stockholder, as they appear on our books, and the name and address of such beneficial owner;

•	the class and number of shares of our capital stock which are owned beneficially and of record by such stockholder and such beneficial owner;

•
a description of all arrangements or understandings between such stockholder and such beneficial owner and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder and of such beneficial owner in such business;

•	a representation that the stockholder is a holder of record of capital stock entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business; and

•
a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends (1) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of our outstanding capital stock required to approve or adopt the proposal or (2) otherwise to solicit proxies from stockholders in support of such proposal.

The foregoing notice requirements will be deemed satisfied by a stockholder if the stockholder has notified us of the stockholder’s intention to present a proposal at the annual meeting in compliance with applicable rules and regulations promulgated under the Exchange Act and such stockholder’s proposal has been included in a proxy statement that has been prepared by us to solicit proxies for the annual meeting. The foregoing provisions of our bylaws concerning notice of proposals by stockholders are not intended to affect any rights of stockholders to require inclusion of proposals in our proxy statement pursuant to Rule 14a-8 under the Exchange Act.

Item 6.	Exhibits.
(a) Exhibits. The Company files herewith or incorporates by reference herein the exhibits identified below. The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K under Commission File No. 000-33283.

2.1
Agreement and Plan of Merger, dated as of August 28, 2017, by and among The Advisory Board Company, OptumInsight, Inc. and Apollo Merger Sub, Inc.* Incorporated by reference in Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 29, 2017.

2.2
Stock and Asset Purchase Agreement, dated as of August 28, 2017, by and between The Advisory Board Company, Avatar Holdo, LLC and Avatar Purchaser, Inc.* Incorporated by reference in Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 29, 2017.

10.1	The Advisory Board Company Amended and Restated 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 1, 2017.

10.2
Amendment Number 1 to The Advisory Board Company Senior Management Severance and Change of Control Plan.** Incorporated by reference in Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 29, 2017.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

101
XBRL (Extensible Business Reporting Language). The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016, (iii) Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016, (v) Unaudited Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2017 and 2016, and (v) Notes to Unaudited Consolidated Financial Statements

*
Schedules (and similar attachments) to the Merger Agreement and the Education Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Advisory Board Company will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

**	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ADVISORY BOARD COMPANY

Date:	November 8, 2017	By:	/s/ Michael T. Kirshbaum
Michael T. Kirshbaum
Chief Financial Officer and Treasurer (Duly Authorized Officer)